Form 10QSB
period 1996-03-31
BROADWAY FINANCIAL CORP \DE\
filed 1996-05-15
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For transition period from__________ to___________

          Commission file number      0-27464
                                      -------

                         BROADWAY FINANCIAL CORPORATION
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       95-4547287
  ------------------------                   ---------------------------------
  (State of incorporation)                   (IRS Employer Identification No.)

4835 West Venice Boulevard, Los Angeles, California                   90019
- - ---------------------------------------------------                 ----------
     (Address of Principal Executive Offices)                       (Zip Code)

                                   (213) 931-1886
                             -------------------------
                             Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 892,688 shares of the Company's Common Stock, par value $.01 per share, were issued and oustanding as of May 10, 1996.

Transitional Small Business Disclosure Format

(Check one)
Yes [ ]  No [x]

                                      INDEX

PART I--  FINANCIAL INFORMATION

          Item 1.   Financial Statements               Page
                                                       ----
                    Consolidated Statement of
                    Condition (unaudited) as
                    of March 31, 1996                     3

                    Consolidated Statement of
                    Operations (unaudited) for
                    the three months ended
                    March 31, 1996 and March 31, 1995     4

                    Consolidated Statement of
                    Cash Flows (unaudited) for
                    three months ended March 31,
                    1996 and March 31, 1995               5

                    Notes to Consolidated Financial
                    Statements                            6


          Item 2.   Management's Discussion and
                    Analysis  of Operation                8


PART II-- OTHER INFORMATION

          Item 1.   Legal Proceedings                    12

          Item 2.   Change in Securities                 12

          Item 3.   Defaults Upon Senior Securities      12

          Item 4.   Submission of Matters to a Vote
                    of Security Holders                  12

          Item 5.   Other Information                    12

          Item 6.   Exhibits and Reports on Form 8-K     12

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       Consolidated Statement of Condition
                             (Dollars in thousands)


                                                                                         MARCH 31,
                                                                                           1996
                                                                                        (UNAUDITED)
                                                                                        -----------
ASSETS:
Cash and Federal funds sold..........................................                  $      10,703
Investment securities held to maturity...............................                          7,488
Mortgage backed securities                                                                     2,787
Loans receivable, net................................................                         88,054
Loans receivable held for sale.......................................                          1,313
Accrued interest receivable..........................................                            714
Real estate acquired through foreclosure.............................                          2,012
Federal Home Loan Bank Stock, at cost................................                            838
Office properties & equipment, net...................................                          1,093
Other assets.........................................................                            220
                                                                                      --------------

     Total Assets....................................................                  $     115,222
                                                                                      --------------
                                                                                      --------------

LIABILITIES AND RETAINED EARNINGS:

Savings deposits.....................................................                  $      99,473
Advance payments by borrowers for taxes and insurance................                             82
Deferred income taxes................................................                            654
Other liabilities....................................................                            951
                                                                                      --------------
     Total Liabilities...............................................                        101,160

Preferred Stock......................................................                              1
Paid-in-Capital--Preferred Stock.....................................                            910
Common Stock.........................................................                              9
Paid-in-Capital--Common Stock........................................                          8,144
Retained Earnings....................................................                          5,639
Unearned Employee Stock Ownership Plan...............................                           (625)
Unrealized gain(loss) on securities..................................                            (16)
                                                                                      --------------
     Total capital...................................................                         14,062

     Total liabilities and capital...................................                  $     115,222
                                                                                      --------------
                                                                                      --------------

                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Operations
                             (Dollars in thousands)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        1996            1995
                                                                                      --------        --------
                                                                                            (UNAUDITED)
Interest Income:
     Interest on loans receivable....................................                $   1,907           1,659
     Interest on investment securities...............................                      213             159
     Interest on mortgage backed securities..........................                       16               -
     Other interest income...........................................                       11               -
                                                                                      --------        --------

        Total interest income........................................                    2,147           1,818

Interest on savings deposits.........................................                      863             703
                                                                                      --------        --------

        Net interest income before provision for loan losses.........                    1,284           1,115

Provision for loan losses............................................                       55              96
                                                                                      --------        --------

        Net interest income after provision for loan losses..........                    1,229           1,019

Noninterest income:
     Service charges.................................................                       75              66
     Real estate operations, net.....................................                      (40)           (148)
     Unrealized (loss) recovery on valuation of loans held for sale..                      (16)             20
     Other...........................................................                       18              69
                                                                                      --------        --------
                                                                                            37               7
                                                                                      --------        --------
Noninterest expense:
     Compensation and benefits.......................................                      488             470
      Occupancy expense, net.........................................                      228             208
     Advertising and promotional expense.............................                       65              32
     Professional services...........................................                       11              10
     Federal insurance premiums......................................                       64              60
     Insurance bond premiums.........................................                       24              31
     Other...........................................................                      208             114
                                                                                      --------        --------
                                                                                         1,088             925
                                                                                      --------        --------

     Earnings before income taxes ...................................                      178             101

Income taxes.........................................................                       64             (62)
                                                                                      --------        --------

     Net earnings....................................................                $     114             163
                                                                                      --------        --------
                                                                                      --------        --------
Per share information
     Number of shares................................................                  892,688           N/A
     Earnings per share                                                                   $.13           N/A

                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               1996           1995
                                                                           ------------   ------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
     Net earnings                                                                  $114           $163
                                                                           ------------   ------------
     Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
          Depreciation                                                               43             45
          Amortization of net deferred loan origination fees                         (9)             5
          Amortization of discounts and premium on securities                        (4)           (35)
          Federal Home Loan Bank stock dividends                                    (11)           (11)
          Gain on sale of real estate owned                                         (14)             -
          Increase in writeoffs on Real Estate Owned                                 24              -
          Unrealized loss on valuation of loans held for sale                        16             11
          Decrease in student loans                                                   -              9
          (Increase) decrease in loans on savings                                  (149)           294
          Decrease in consumer loans                                                  7             27
          Provision for loan losses                                                  55             87
          Provision for write-downs and losses on real estate                         -            142
          Proceeds from sale of real estate owned                                   210              -
          (Increase) decrease in accrued interest receivable                        (39)           (15)
          Increase  in income tax payable                                            91              -
          (Increase) Decrease in other assets                                       297            (52)
          Increase in other liabilities                                             132            111
                                                                           ------------   ------------

                    Total adjustments                                               649            618
                                                                           ------------   ------------

                    Net cash provided by (used in) operating activities             763            781
                                                                           ------------   ------------

     Cash flows provided by (used in) investing activities:
          Loans originated, net of refinances                                    (1,853)        (2,363)
          Loans purchased                                                            (8)           (80)
          Principal repayment on loans                                            1,092          1,400
          Increase (Decrease) in loans in process                                    84            (39)
          Increasae in mortgage-backed securities                                (2,787)             -
          Loan sales                                                                221              -
          Decrease in loan receivable held for sale                                 227             72
          Gain (loss) on sale of  mortgage loans                                     (4)             4
          Increase in Negotiable Order of Withdrawal Overdraft loans                 (1)           (20)
          Purchases of investment securities held to maturity                    (3,989)          (932)
          Proceeds from maturities of investment securities held to
               maturity                                                           2,000          3,489
          Capital expenditures for office properties and equipment                  (34)           (97)
                                                                           ------------   ------------

                    Net cash provided by (used in) investing activities          (5,052)         1,434
                                                                           ------------   ------------

     Cash flows provided by (used in) financing activities:
          Net increase (decrease) in savings deposits                           (11,031)         1,960
          Preferred stock subscribed                                                911              -
          Common stock subscribed                                                 8,153              -
          Dividends declared                                                        (56)             -
          Unearned Employee Stock Ownership Plan                                   (625)             -
          Increase (decrease) in advances by borrowers
               for taxes and insurance                                             (121)          (109)
                                                                           ------------   ------------

                    Net cash provided by (used in) financing activities          (2,769)         1,851
                                                                           ------------   ------------

                    Net increase (decrease) in cash and cash equivalents         (7,058)         4,066

     Cash and cash equivalents at beginning of period                            17,761          2,273
                                                                           ------------   ------------

     Cash and cash equivalents at end of period                                 $10,703         $6,339
                                                                           ------------   ------------
                                                                           ------------   ------------

                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of recurring accruals) necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. These consolidated financial statements do not include all disclosures associated with the Company's annual report on Form 10-KSB for the year ended December 31, 1995 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121").
     This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. An impairment loss for assets to be held and used shall be reported as a component of income from continuing operations before income taxes. SFAS No. 121 will require the Company to disclose a description of the impaired assets and the facts and circumstances leading to the impairment, the amount of the impairment loss and how fair value was determined and a caption in the income statement or reported parenthetically on the face of the statement. The Company intends to implement SFAS No. 121 during fiscal year 1996 and does not believe there will be a material adverse impact on its financial condition or results of operations upon adoption.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS - In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS
     No. 122"). This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995 and is required to be adopted prospectively. This statement amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. This statement requires that a mortgage banking enterprise measure mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans based on their relative fair values. SFAS No. 122 will require the Company to disclose the fair value of the mortgage servicing rights and the methods and significant assumptions used to estimate that fair value. The Company intends to implement SFAS No. 122 during fiscal year 1996 and does not believe there will be a material adverse impact on its financial condition or results of operations upon adoption.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows for the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include disclosures of the fair value of such compensation. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. In connection with the conversion of the Company's principal subsidiary from mutual to stock form, the Board of Directors of the Company stated its intention to adopt certain stock-based compensation plans and to submit such plans to the Company's shareholders for their approval. If, as anticipated, such plans are adopted and approved by the Company's shareholders, the Company will account for such plans under APB Opinion 25 and make the appropriate disclosures required under SFAS No. 123. The Company does not believe that such adoption and accounting will have any adverse impact on its financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Bank, f.s.b. ("Broadway Federal" or "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). The Conversion was completed, and the Bank became a wholly-owned subsidiary of the Company, on January 8, 1996. In connection with the Conversion, the Company issued and sold to the public 892,688 shares of its Common Stock, par value $.01 per share (the "Common Stock"), at a price of $10.00 per share and also issued 91,073 shares of its Noncumulative Perpetual Preferred Stock, Series A, par value $.01 per share (the "Preferred Stock"), at $10.00 per share. The proceeds, net of approximately $774,000 in Conversion costs, received by the Company from the Conversion (before deduction of $893,000 to fund employee stock plans) amounted to $9.1 million. The Company used 50% ($4.1 million) of the net Common Stock proceeds and 100% ($911,000) of the Preferred Stock proceeds to purchase the capital stock of Broadway Federal. The remaining proceeds were retained by the Company.

The Company's principal business is serving as the holding company for Broadway Federal. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature. Historical information presented throughout this report at and for periods ended prior to the Company's commencement of operations, on January 8, 1996, is that of Broadway Federal.

The Company's and Broadway Federal's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

GENERAL

The Company had $178,000 in earnings before income taxes for the three months ended March 31, 1996. This compares to the Bank's pretax earnings of $101,000 for the three months ended March 31, 1995. Net earnings after taxes totalled $114,000 for the three months ended March 31, 1996 as compared to $163,000 for the same period in the prior year. The decrease in first quarter net earnings resulted from a number of offsetting factors which included higher interest income, higher interest on savings deposits, lower provision for loan losses, higher noninterest income, higher noninterest expense and a higher effective income tax rate.

INTEREST INCOME

Interest income increased by $329,000 during the three months ended March 31, 1996 as compared to the same period in the prior year. This increase was primarily the result of an increase in average assets of $3.1 million, to $113.7 million for the three months ended March 31, 1996 from $100.6 million for the same period in the prior year. The increase in average assets resulted from the Company's focus on increasing its loan portfolio, as well as a planned increase in the average balances of its investment securities and mortgage-backed securities. The increase in assets during the three months ended March 31, 1996 was funded by proceeds from the Conversion.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $160,000 during the three months ended March 31, 1996 as compared to the same period a year ago. The increase in interest on savings deposits was due to an increase in the average deposit liability from $92.6 million over the three-month period in 1995 to $101.5 million over the three-month period in 1996. The increase in interest on savings deposits also reflects the rising interest rate environment as the average cost of deposits increased 36-basis points, from 3.04% for the three months ended March 31, 1995 to 3.40% for the three months ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $41,000 from $96,000 for the three months ended March 31, 1995 to $55,000 for the three months ended March 31, 1996. The decrease in the provision for loan losses was due primarily to higher specific reserves having been established for problem loans during the three months ended March 31, 1995 as compared to the same period during 1996.

In March 1995 specific reserves totalling $67,486 were established on two loans. The property securing one of such loans has been foreclosed upon and recorded as real estate acquired through foreclosure ("REO").

Total non-performing assets, consisting of non-accrual loans and REO, increased by $169,000, from $2.6 million at March 31, 1995 to $2.7 million at March 31, 1996. The $169,000 increase resulted from offsetting factors, consisting of an increase in REO of $192,000 and a decrease in non-accrual loans of $23,000. As a percentage of total assets, nonperforming assets were 2.40% at March 31, 1996, compared to 2.56% at March 31, 1995.

NONINTEREST INCOME

Noninterest income increased by $30,000, from $7,000 for the three months ended March 31, 1995 to $37,000 for the same period during 1996. The increase was due to a number of offsetting factors. Service fees on savings accounts increased $9,000, from $66,000 during the three months ended March 31, 1995 to $75,000 for the same period of 1996. The increase resulted primarily from higher fees earned from returned checks on customers checking accounts. In addition, writedowns, expenses and writeoffs related to the operation and sale of REO were $148,000 during the first three months of 1995 as compared to $40,000 during the same period in 1996. The higher 1995 loss is a result of a direct writeoff to reduce the carrying amount of an REO to an acceptable level. The "Unrealized (Loss) Recovery on the Valuation of Loans Held For Sale" decreased from a recovery of $20,000 for the three months ended March 31, 1995 to a loss of $16,000 for the same period in 1996 as a result of a change in market interest rates during the respective periods. Finally, other noninterest income decreased from $69,000 for the three months ended March 31, 1995 to $18,000 for the same period in 1996, primarily as a result of bad debt recoveries and the donation of a modular facility which was used as a branch office during 1995.

NONINTEREST EXPENSE

Noninterest expense increased $164,000, from $925,000 for the three months ended March 31, 1995 to approximately $1.1 million for the same period in 1996. The increase in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense, advertising and promotional expense and other noninterest expense. Compensation and benefits increased by $18,000, from $470,000 during the three months ended March 31, 1995 to $488,000 for the same period during 1996, due to general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased $20,000, from $208,000 during the three months ended March 31, 1995 to $228,000 for the same period during 1996. Advertising and promotional expense increased $33,000, from $32,000 for the three months ended March 31, 1995 to $65,000 for the same period during 1996 as a result of increased promotional activities during the current period. Other noninterest expense increased $94,000, from $114,000 during the three months ended March 31, 1995 to $208,000 during the same period in 1996 resulting from: 1) the writeoff of overdraft savings accounts totalling $21,000; 2) the recognition of a loss from an employee defalcation totalling $49,000; and 3) the increase of $24,000 in professional fees, stationary, telephone and postage expenses, associated with various business activities, including becoming a public company.

INCOME TAXES

Income taxes increased from $62,000 in income tax benefit for the three months ended March 31, 1995 to a $64,000 income tax expense for the same period in 1996. The increase in income taxes was the result in part of the increase in earnings before income taxes during the three months ended
March 31, 1996 compared to the same period ended March 31, 1995. In addition, during the three months ended March 31, 1995 Broadway Federal recognized a $105,000 reduction in income taxes as a result of tax credits recognized from the Company's business activities in areas designated as Los Angeles Revitalization Zones and Enterprise Zones.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996 AND DECEMBER 31, 1995

Total assets at March 31, 1996 were $115.2 million compared to $117.7 million at December 31, 1995, a decrease of $2.5 million. The decrease primarily resulted from: 1) a refund of approximately $5.5 million of excess stock offering subscriptions received in connection with the Conversion; 2) a $2.8 million increase in investments in mortgage backed securities; and 3) loans receivable, net, increased from $87.9 million at December 31, 1995 to $88.0 million at March 31, 1996 as a result of $1.7 million in new loan originations. Of the $1.7 million in loan originations, approximately $1.1 million is secured by one- to four-unit properties. The new loans were funded by $1.1 million in principal repayments on existing loans and $221,000 in proceeds from loan sales. The $192,000 increase in REO resulted from the sale of a 6-unit property for $210,000, offset by the foreclosure of two 4-unit properties totalling $413,000.

Total liabilities at March 31, 1996 were $101.1 million compared to $112.1 million at December 31, 1995, a decrease of $11.0 million. The decrease primarily relates to the reclassification of stock offering subscription proceeds from the Conversion into capital and the refund of excess stock offering subscription proceeds as noted above.

Total capital at March 31, 1996 was $14.0 million compared to $5.6 million at December 31, 1995, an increase of $8.4 million resulting from stock proceeds from the Conversion and net earnings for the quarter.

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

                    None

          ITEM 2.  CHANGES IN SECURITIES

                    None

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                    None

          ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY
                    HOLDERS

                    None

          ITEM 5.  OTHER INFORMATION

                    None

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                         None

                    (b)  Reports on Form 8-K.


                         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BROADWAY FINANCIAL CORPORATION

Date: May 15, 1996                     By: /s/ PAUL C. HUDSON
    ---------------------------           -----------------------------------
                                          Paul C. Hudson
                                          President and Chief Executive Officer

                                       By: /s/ BOB ADKINS
                                          -----------------------------------
                                          Bob Adkins
                                          Secretary and Chief Financial Officer