Form 10QSB/A
period 1996-03-31
BROADWAY FINANCIAL CORP \DE\
filed 1996-05-20
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

                                   AMENDMENT 1

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For transition period from__________ to___________

          Commission file number      0-27464
                                      -------

                         BROADWAY FINANCIAL CORPORATION
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       95-4547287
  ------------------------                   ---------------------------------
  (State of incorporation)                   (IRS Employer Identification No.)

4835 West Venice Boulevard, Los Angeles, California                   90019
- ---------------------------------------------------                 ----------
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

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $160,000 during the three months ended March 31, 1996 as compared to the same period a year ago. The increase in interest on savings deposits was due to an increase in the average deposit liability from $92.6 million over the three-month period in 1995 to $101.5 million over the three-month period in 1996. The increase in interest on savings deposits also reflects the rising interest rate environment as the average cost of deposits increased 42-basis points, from 3.02% for the three months ended March 31, 1995 to 3.44% for the three months ended March 31, 1996.

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

Total non-performing assets, consisting of non-accrual loans and REO, increased by $405,000, from $2.3 million at March 31, 1995 to $2.7 million at March 31, 1996. The $405,000 increase resulted from offsetting factors, consisting of an increase in REO of $428,000 and a decrease in non-accrual loans of $23,000. As a percentage of total assets, nonperforming assets were 2.40% at March 31, 1996, compared to 2.33% at March 31, 1995.

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

Date: May 20, 1996                     By: /s/ PAUL C. HUDSON
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