Form 10KSB/A
period 1995-12-31
BROADWAY FINANCIAL CORP \DE\
filed 1996-06-12
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
     (Mark One)

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

     For the transition period from __________ to __________

     Commission file number                  0-27464

                         BROADWAY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                              95-4547287
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

     4835 WEST VENICE BOULEVARD, LOS ANGELES, CALIFORNIA                90019
          (Address of Principal Executive Offices)                   (Zip Code)

                                 (213) 931-1886
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PER SHARE
                                (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X         No
     ---------        ---------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $7,770,000 (The revenues for fiscal year 1995 are for the Company's wholly-owned subsidiary, Broadway Federal Bank, f.s.b. See "Description of
Business--Broadway Financial Corporation" herein.)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing stock price of such stock as of March 25, 1996 as reported by the National Association of Securities Dealers, was $8,822,973.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.      892,688 shares of
Common Stock at March 25, 1996

     Transitional Small Business Disclosure Format (check one):

Yes                No     X
     ---------        ---------


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Item 16 of Part II of the Company's Registration Statement on Form S-1 (File No. 33-96814), filed with the Securities and Exchange Commission ("SEC") on September 12, 1995, as amended by Amendment No. 1 thereto filed with the SEC on November 6, 1995 and as amended by Amendment No. 2 thereto filed with SEC on November 13, 1995, are incorporated by reference into Item 13 of Part III hereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The Board of Directors of the Company is divided into three classes, with each class containing approximately one third of the Board and with only one class being elected each year. The directors are elected by the stockholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Maddox and Marshall, has a term of office expiring at the 1996 annual meeting of stockholders; a second class, consisting of Messrs. P. Hudson, Chan and Teasley, has a term of office expiring at the 1997 annual meeting of stockholders; and a third class, consisting of Messrs.
E. Hudson, W. Duffy and Mrs. Hill, has a term of office expiring at the 1998 annual meeting of stockholders.

The following table sets forth certain information regarding the Board of Directors of the Company and Broadway Federal:


                                                                                                           COMPANY AND
                                                                                         DIRECTOR OF        BROADWAY
                                                                                          BROADWAY      FEDERAL DIRECTOR
                                                                                           FEDERAL            TERM
NAME                    AGE (1)    POSITIONS HELD WITH COMPANY AND BROADWAY FEDERAL       SINCE (2)          EXPIRES
- --------------------    -------    ------------------------------------------------     -----------     ----------------
Elbert T. Hudson(3)       75       Director and Chairman of the Board of                    1959              1998
                                   Company and Broadway Federal

Paul C. Hudson(3)         47       Director, President and Chief Executive Officer          1985              1997
                                   of Company and Broadway Federal

Kellogg Chan              56       Director of Company and Broadway Federal                 1993              1997

Willis K. Duffy           68       Director of Company and Broadway Federal                 1974              1998

Rosa M. Hill              66       Director of Company and Broadway Federal                 1977              1998

A. Odell Maddox           49       Director of Company and Broadway Federal                 1986              1996

Lyle A. Marshall          70       Director of Company and Broadway Federal                 1976              1996

Larkin Teasley            59       Director of Company and Broadway Federal                 1977              1997


- --------------------
(1)  As of December 31, 1995.
(2)  All of the persons listed became directors of the Company in 1995.
(3)  Elbert T. Hudson and Paul C. Hudson are father and son.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following table sets forth certain information regarding the executive officers of the Company and Broadway Federal who are not also directors.

NAME                   AGE (1)  POSITIONS HELD WITH COMPANY AND BROADWAY FEDERAL
- --------------------   -------  ------------------------------------------------
Arnelda R. Francis       54     Executive Vice President and Chief Operations
                                Officer of Broadway Federal

Bob Adkins               45     Chief Financial Officer and Secretary of
                                Company and Sr. Vice President-Chief
                                Financial Officer of Broadway Federal

Bruce Solomon            48     Sr. Vice President-Chief Loan Officer of
                                Broadway Federal

- --------------------
(1) As of December 31, 1995.

Each of the executive officers of the Company and Broadway Federal will retain his or her office until the respective annual meeting of the Board of Directors of the Company and Broadway Federal held immediately after the respective annual stockholders meeting in 1996, and until their successors are elected and qualified or until they are removed or replaced. Officers of the Company and Broadway Federal are re-elected annually by the Board of Directors of the Company and Broadway Federal, respectively.

BIOGRAPHICAL INFORMATION

DIRECTORS

Elbert T. Hudson is Chairman of the Board of Broadway Federal and has engaged in the practice of law since his retirement as Chief Executive Officer in 1992. He was elected as President/Chief Executive Officer in 1972, a position he held until his retirement. Mr. Hudson is currently Chairman of the Executive Committee of the Board, a committee he has served on continuously since 1959, and served on the Loan Committee of the Board from 1959 through 1984. Mr. Hudson has been a member of the California Bar Association since 1953 and was a practicing attorney prior to his election as President/Chief Executive Officer of Broadway Federal. Mr. Hudson serves on the Board of Directors of BSC, a wholly owned subsidiary of Broadway Federal and as a member of the Board of Directors of Golden State Mutual Life Insurance Company, as well as a member of its Executive Committee and as Chairman of its Audit Committee. He chairs the Board of Trustees for the Angelus Funeral Home Pre-need Fund. He is a member of the Board of Drew University Medical School, President of the Board of NAACP "New Careers," and member of the Board of L.A. Trade Technical College Foundation.

Paul C. Hudson is President and Chief Executive Officer of Broadway Federal. Mr. Hudson joined Broadway Federal in 1981. Mr. Hudson was elected to the Board in 1985, and served in various positions prior to becoming President and Chief Executive Officer in 1992. Mr. Hudson is an inactive member of the California and District of Columbia Bar Associations. He is a member of the Board of America's Community Bankers, the Western League of Financial Institutions and the American League of Financial Institutions. He also serves on the Board of the California Business Roundtable, Pitzer College and the California Community Foundation. Mr. Hudson is a member of the Private Industry Council and chairs the Board of Community Build and College Marketplace.

Kellogg Chan has been a member of the Board of Directors since 1993. Now retired, he previously served as Chairman and Chief Executive Officer of Universal Savings, f.s.b. and President and Chief Executive Officer of East-West Federal Bank, f.s.b. Mr. Chan is a member of the audit committee of the Greater Los Angeles Zoo Association, a member of the Board of the San Marino City Club and of the Southern California Chinese Lawyers Association. He is also a member of the Board of the San Gabriel Valley Council of Boy Scouts.

Willis K. Duffy, D.D.S. is a retired dentist. He previously was general partner of Washington Medical Center. Dr. Duffy is the Chairman of the Compensation/ Benefits Committee of the Board. Dr. Duffy also serves as a member of the Board of the Watts/Willowbrook Boys and Girls Club, the L.A. Police Department Historical Society and the Sigma Pi Phi Foundation.

Rosa M. Hill is the Corporate Secretary of S.J.H Investment Company. Previously she was an elementary school teacher in the Los Angeles City Schools and Fisk University Children's School. She also was a social worker with the Los Angeles County Bureau of Public Assistance. Mrs. Hill is the Chairperson of the Compliance/Community Reinvestment Act (CRA)/Public Relations Committee of the Board. She serves on the Board of Trustees of Bennett College, Greensboro, North Carolina. Mrs. Hill has been an active member of Holman United Methodist Church for over 40 years where she has held many leading roles.

A. Odell Maddox is President and Manager of Maddox & Stabler Construction Co. Inc. Mr. Maddox is Chairman of the Loan Committee of the Board.

Lyle A. Marshall is a retired tax attorney. He previously served as President of Lyle A. Marshall & Assoc., Ltd., a consulting firm, and was co-owner of Drummond Distributing Co. Mr. Marshall was admitted to practice before the U.S. Supreme Court, U. S. District Court, Eastern District, U. S. Tax Court and the New York State Bar. Mr. Marshall is Chairman of the Audit Committee of the Board. Mr. Marshall also chairs the Board of the Watts/Willowbrook Boys & Girls Club.

Larkin Teasley is President and Chief Executive Officer of Golden State Mutual Life Insurance Company and a member of its Board of Directors. Mr. Teasley is a member of the Board of the Golden State Minority Foundation, the Greater L.A. African American Chamber of Commerce, the California Chamber of Commerce and the Boy Scouts of America.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Arnelda Francis joined Broadway Federal in 1963 as an accountant, left Broadway Federal to finish her education and rejoined Broadway Federal in 1971 as Internal Auditor, served as Controller, Vice President-Finance, Chief Financial Officer and currently serves as Executive Vice President/Chief Operations Officer and Compliance Officer. She has 27 years of experience in the savings and loan industry.

Bob Adkins joined Broadway Federal in 1994 as the Chief Financial Officer. In January 1995 Mr. Adkins became Senior Vice President/Chief Financial Officer. Mr. Adkins also serves as Director and Secretary/Treasurer of BSC. Immediately prior to joining Broadway Federal Mr. Adkins was Chief Financial Officer of Westside Bank of Southern California for three years. Westside Bank was placed into receivership by regulatory authorities in late 1993. Mr. Adkins has over 20 years experience in the financial services industry, including experience in public accounting. Mr. Adkins is a Certified Public Accountant, holds an MBA degree and a Bachelors degree in Accounting. Mr. Adkins is a member of the Boards of the California State University at Los Angeles Foundation and the Community Housing Assistance Program, Inc.

Bruce Solomon joined Broadway Federal in 1993 as the Chief Loan Officer and currently serves as Senior Vice President/Chief Loan Officer and CRA Officer. Prior to joining Broadway Federal Mr. Solomon had over 19 years of experience in the banking industry, primarily in real estate lending with Hancock Savings and Loan Association, National Home Equity Corporation and Valley Federal Savings and Loan Association. Mr. Solomon serves on the Board of the Home Loan Counselling Center, the Inglewood Neighborhood Housing Services and the Los Angeles Local Development Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's Common Stock was not issued until the effective date of the Conversion on January 8, 1996. Therefore, no Forms 3, 4 or 5, or other reports under Section 16(a), were required to be filed with respect to the Company for the fiscal year ended December 31, 1995.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION. Since the formation of the Company none of the directors has received remuneration from the Company. Currently, the Chairman of the Board of Broadway Federal receives a monthly retainer fee of $2,500 and all other directors of Broadway Federal, other than the President, receive a monthly retainer fee of $1,000 each. A fee of $200 is paid to each director of Broadway Federal, other than the Chairman of the Board and the President, for special Board meetings. Committee meeting fees of $150 per meeting are also paid to directors of Broadway Federal, other than the Chairman of the Board and the President.

EXECUTIVE COMPENSATION. Since the formation of the Company none of the executive officers or other personnel has received remuneration from the Company. The following table sets forth the cash compensation paid by Broadway Federal for services during the year ended December 31, 1995 to the Chief Executive Officer of Broadway Federal, who was the only officer who received compensation in excess of $100,000.

       NAME AND PRINCIPAL POSITION     YEAR     ANNUAL SALARY      BONUS
       ---------------------------     ----     -------------      -----
      Paul C. Hudson, President and    1995       $107,541        $15,360
      Chief Executive Officer

SEVERANCE AGREEMENTS

The Company and Broadway Federal intend to enter into severance agreements with Mr. Paul Hudson, Mr. Adkins and four other officers of the Company and Broadway Federal having terms of 18 months. Commencing on the first anniversary date of such agreements and continuing on each anniversary date thereafter, the severance agreements may be extended by the respective Board of Directors of the Company and Broadway Federal for additional twelve-month periods. Each severance agreement will provide that at any time following a change in control of the Company or Broadway Federal, as applicable, if the Company or Broadway Federal, as the case may be, terminates the employee's employment for any reason other than for cause, or if the employee terminates his or her employment, the employee or, in the event of death, the employee's beneficiary, would be entitled to receive a payment equal to one to three years of the employee's then current annual salary, any bonuses and any other compensation paid or to be paid to the employee in any such year, the amount of benefits paid or accrued to the employee pursuant to any employee benefit plan maintained by Broadway Federal or the Company in any such year and the amount of any contributions made or to be made on behalf of the employee to any benefit plan maintained by Broadway Federal or the Company in any such year. The Company and Broadway Federal would also continue the employee's life, medical, dental and disability coverage for the remaining unexpired term of his or her agreement to the extent allowed by the plans or policies maintained by the Company or Broadway Federal from time to time. Payments to the employee under Broadway Federal's severance agreements will be guaranteed by the Company in the event that payments or benefits are not paid by Broadway Federal. In the event of a change in control of the Company and Broadway Federal, as applicable, the total payments due under the severance agreements in the aggregate, based solely on the cash compensation paid to the six officers covered by the severance agreements for the last fiscal year and excluding any benefits under any employee benefit plan that may be payable, are estimated to be up to approximately $532,662.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 25, 1996 certain information concerning the shares of the Company's Common Stock owned by each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, by each of the directors and executive officers of the Company and Broadway Federal and for all directors and executive officers as a group (including in each case all "associates" of such persons).

                                                NUMBER OF
                                                 SHARES
               NAME AND ADDRESS               BENEFICIALLY     PERCENT OF
            OF BENEFICIAL OWNER (1)               OWNED           CLASS
     ------------------------------------     ------------     ----------
     Broadway Federal Bank Employee Stock
     Ownership Plan                               62,488          7.00%

     Elbert T. Hudson                              2,927          0.33

     Paul C. Hudson                                6,000          0.67

     Kellogg Chan                                  8,927          1.00

     Willis K. Duffy                               2,500          0.28

     Rosa M. Hill                                  8,927          1.00

     A. Odell Maddox                               5,000          0.56

     Lyle A. Marshall                              2,500          0.28

     Larkin Teasley                                2,500          0.28

     Arnelda Francis                                 300          0.03

     Bob Adkins                                      200          0.02

     All directors and executive officers
     as a group (10 persons)                      39,781          4.45%

- --------------------
(1) The address for each of the persons listed is 4835 West Venice Boulevard, Los Angeles, California 90019.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BROADWAY FINANCIAL CORPORATION



                                       By: /s/ PAUL C. HUDSON
                                          --------------------------------------
                                           Paul C. Hudson
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:  June 10, 1996



     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.



        /s/ PAUL C. HUDSON                                  Date:  June 10, 1996
- ----------------------------------
          Paul C. Hudson
Chief Executive Officer, President
           and Director



          /s/ BOB ADKINS                                    Date:  June 10, 1996
- ----------------------------------
            Bob Adkins
     Senior Vice President and
      Chief Financial Officer



       /s/ ELBERT T. HUDSON                                 Date:  June 10, 1996
- ----------------------------------
         Elbert T. Hudson
       Chairman of the Board



         /s/ KELLOGG CHAN                                   Date:  June 10, 1996
- ----------------------------------
           Kellogg Chan
             Director



      /s/ DR. WILLIS K. DUFFY                               Date:  June 10, 1996
- ----------------------------------
        Dr. Willis K. Duffy
             Director

         /s/ ROSA M. HILL                                   Date:  June 10, 1996
- ----------------------------------
           Rosa M. Hill
             Director



        /s/ A. ODELL MADDOX                                 Date:  June 10, 1996
- ----------------------------------
          A. Odell Maddox
             Director



       /s/ LYLE A. MARSHALL                                 Date:  June 10, 1996
- ----------------------------------
         Lyle A. Marshall
             Director



        /s/ LARKIN TEASLEY                                  Date:  June 10, 1996
- ----------------------------------
          Larkin Teasley
             Director