Form 10QSB
period 1996-06-30
BROADWAY FINANCIAL CORP \DE\
filed 1996-08-14
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT

          For transition period from__________ to___________

          Commission file number      0-27464
                                     ---------

                         BROADWAY FINANCIAL CORPORATION
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                        95-4547287
         -----------------------    ---------------------------------
         State of incorporation)    (IRS Employer Identification No.)

4835 West Venice Boulevard, Los Angeles, California             90019
- ---------------------------------------------------             -----
    (Address of Principal Executive Offices)                (Zip Code)

                                (213) 931-1886
                           -------------------------
              (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 892,688 shares of the Company's Common Stock, par value $0.01 per share, were issued and oustanding as of August 9, 1996.

Transitional Small Business Disclosure Format

(Check one)
Yes [ ]  No [x]

                                     INDEX

PART I--  FINANCIAL INFORMATION

          Item 1.   Financial Statements               Page
                                                       ----
                    Consolidated Statement of
                    Condition as of June 30, 1996
                    (unaudited) and December 31, 1995     3

                    Consolidated Statement of
                    Operations (unaudited) for
                    the three months and six months
                    ended June 30, 1996 and 1995          4

                    Consolidated Statement of
                    Cash Flows (unaudited) for the
                    three months and six months
                    ended June 30, 1996 and 1995          5

                    Notes to Consolidated Financial
                    Statements                            7

          Item 2.   Management's Discussion and
                    Analysis of Operation                 9


PART II-- OTHER INFORMATION

          Item 1.   Legal Proceedings                    14

          Item 2.   Change in Securities                 14

          Item 3.   Defaults Upon Senior Securities      14

          Item 4.   Submission of Matters to a Vote
                    of Security Holders                  14

          Item 5.   Other Information                    17

          Item 6.   Exhibits and Reports on Form 8-K     18

                        BROADWAY FINANCIAL CORPORATION
                               AND SUBSIDIARY
                Condensed, Consolidated Statement of Condition
                           (Dollars in thousands)

                                                            June 30,     December 31,
                                                              1996           1995
                                                          -----------    ------------
                                                          (Unaudited)
Assets:

Cash and Federal funds sold.............................. $     3,844          3,307
Restricted cash-stock subscriptions......................           -         14,454
Investment securities held to maturity...................       7,983          5,495
Mortgage backed securities...............................       3,590              -
Loans receivable, net....................................      89,596         87,900
Loans receivable held for sale...........................       1,985          1,556
Accrued interest receivable..............................         775            675
Real estate acquired through foreclosure.................       1,486          1,820
Federal Home Loan Bank Stock, at cost....................         849            827
Office properties & equipment, net.......................       1,143          1,102
Income tax receivable....................................           -             91
Other assets.............................................         612            517
                                                          -----------    -----------
     Total Assets........................................ $   111,863        117,744
                                                          ===========    ===========


Liabilities and Retained Earnings:

Savings deposits ........................................ $    96,249        110,504
Advance payments by borrowers for taxes and insurance....         154            203
Deferred income taxes....................................         639            639
Other liabilities........................................         867            817
                                                          -----------    -----------
     Total Liabilities...................................      97,909        112,163

Preferred Stock..........................................           1              -
Paid-in-Capital-Preferred Stock..........................         910              -
Common Stock.............................................           9              -
Paid-in-Capital-Common Stock.............................       8,154              -
Retained Earnings........................................       5,529          5,581
Unearned Employee Stock Ownership Plan...................        (609)             -
Unrealized gain(loss) on securities......................         (40)             -
                                                          -----------    -----------
     Total capital.......................................      13,954          5,581
                                                          -----------    -----------
     Total liabilities and capital....................... $   111,863        117,744
                                                          ===========    ===========


                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                  Condensed, Consolidated Statement of Operations
                                  (Unaudited)
                            (Dollars in thousands)

                                                Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                  1996       1995       1996       1995
                                                --------   --------   --------   --------
Interest Income:
     Interest on loans receiveable.............. $ 1,930      1,747      3,837      3,406
     Interest on investment securities..........     161        143        374        302
     Interest on mortgage backed securities.....      58          -         74          -
     Other interest income......................      12         20         23         20
                                                --------   --------   --------   --------

        Total interest income...................   2,161      1,910      4,308      3,728

Interest on savings deposits....................     865        753      1,728      1,456
                                                --------   --------   --------   --------

        Net interest income before provision for
          loan losses...........................   1,296      1,157      2,580      2,272

Provision for loan losses.......................     188        139        243        235
                                                --------   --------   --------   --------

        Net interest income after provision for
          loan losses...........................   1,108      1,018      2,337      2,037

Noninterest income:
     Service charges............................      73         61        148        127
     Real estate operations, net................    (112)       (66)      (152)      (214)
     Unrealized (loss) recovery on valuation of
       loans held for sale......................     (40)         2        (56)        22
     Other......................................      23         35         41        104
                                                --------   --------   --------   --------
        Total noninterest income................     (56)        32        (19)        39
                                                --------   --------   --------   --------

Noninterest expense:
     Compensation and benefits..................     500        446        988        916
     Occupancy expense, net.....................     206        207        434        415
     Advertising and promotional expense........      31         42         96         74
     Professional services......................      30         21         41         31
     Federal insurance premims..................      68         60        132        120
     Insurance bond premiums....................      27         27         51         58
     Other......................................     257        120        465        234
                                                --------   --------   --------   --------
        Total noninterest expense...............   1,119        923      2,207      1,848
                                                --------   --------   --------   --------

     Earnings before income taxes...............     (67)       127        111        228

Income taxes....................................     (13)        53         51         (9)
                                                --------   --------   --------   --------

     Net earnings (Loss)........................ $   (54)        74         60        237
                                                ========   ========   ========   ========

Per share information
     Number of shares........................... 892,688       N/A     892,688       N/A
     Earnings per share.........................   $(.06)      N/A         .07       N/A

                  See Notes to Consolidated Financial Statements

                        BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                          Six Months Ended
                                                               June 30
                                                          1996         1995
                                                        --------     --------
Cash flows from operating activities:
   Net earnings                                              $60          237
                                                        --------     --------
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
      Depreciation                                            86           89
      Deferred income tax benefit                              -         (250)
      Amortization of net deferred loan origination
          fees                                                 5          (67)
      Amortization of discounts and premium on
          securities                                          (6)         (62)
      Federal Home Loan Bank stock dividends                 (22)         (20)
      Gain on sale of real estate owned                      (31)          (8)
      Unrealized loss (recovery) on valuation of loans
          held for sale                                       56          (22)
      Provision for loan losses                              243          235
      Provision for write-downs and losses on real
          estate                                              97           68
      Increase in accrued interest receivable               (100)         (16)
      Increase  in income tax payable                         91          154
      Increase in other assets                               (95)         (17)
      Increase in loans held for sale                       (485)        (241)
      Increase (Decrease) in other liabilities                50         (496)
      Other                                                   75          249
                                                        --------     --------
             Total adjustments                               (36)        (404)
                                                        --------     --------
             Net cash provided by (used in)
                 operating activities                         24         (167)
                                                        --------     --------
   Cash flows provided by (used in) investing
   activities:
      Loans originated, net of refinances                 (5,531)      (6,964)
      Loans purchased                                       (541)        (159)
      Principal repayment on loans                         3,060        3,123
      Increase in loans in process                           105          121
      Increase in mortgage backed securities              (3,590)           -
      Proceeds from the sale of loans held for sale          221          437
      Premium on loans                                        (6)           -
      Unrealized loss on securities                          (40)           -
      Increase in Negotiable Order of Withdrawal
          Overdraft loans                                     (5)           -
      Purchases of investment securities held to
          maturity                                        (4,982)        (932)
      Proceeds from maturities of investment securities
          held to maturity                                 2,500        3,489
      Proceeds from sale of real estate acquired
          through foreclosure                                946          828
      Capital expenditures for office properties and
          equipment                                         (127)        (188)
                                                        --------     --------
             Net cash provided by (used in)
                 investing activities                     (7,990)        (245)
                                                        --------     --------


                                  (Continued)

                        BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                Six Months Ended
                                                                     June 30
                                                                1996         1995
                                                              --------     --------
      Net increase (decrease) in savings deposits             $(14,255)       3,663
      Preferred stock subscribed                                   911            -
      Common stock subscribed                                    8,163            -
      Dividends declared                                          (112)           -
      Unearned Employee Stock Ownership Plan                      (609)           -
      Increase (decrease) in advances by borrowers
          for taxes and insurance                                  (49)         (51)
                                                              --------     --------
             Net cash provided by (used in) financing
                 activities                                     (5,951)       3,612
                                                              --------     --------
             Net increase (decrease) in cash and cash
                 equivalents                                   (13,917)       3,200

   Cash and cash equivalents at beginning of period             17,761        2,273
                                                              --------     --------
   Cash and cash equivalents at end of period                   $3,844        5,473
                                                              ========     ========
   Supplemental disclosure of cash flow information:
      Cash paid for interest expense                              $348        1,446
      Cash paid for income taxes                                   284          140
                                                              ========     ========
   Supplemental disclosure of noncash investing
   and financing activities:
      Additions to real estate acquired through
          foreclosure                                             678          185
      Loans to facilitate the sale of real estate acquired
          through foreclosure                                     729          660


                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at June 30, 1996 and the results of its operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1995 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows for the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include disclosures of the fair value of such compensation. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. In connection with the conversion of the Company's principal subsidiary from mutual to stock form, the Board of Directors of the Company has adopted certain stock-based compensation plans. Stockholder approval of the plans was obtained at the Company's Annual Meeting held on July 3, 1996. However, no transactions related to the approved plans have transpired. The Company will account for such plans under APB Opinion 25 and make the appropriate disclosures required under SFAS No. 123. The Company does not believe that such adoption and accounting has any adverse impact on its financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

The Company was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Bank, f.s.b. ("Broadway Federal" or "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). The Conversion was completed, and the Bank became a wholly-owned subsidiary of the Company, on January 8, 1996.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

GENERAL

The Company recorded a net loss of $(54,000) for the three months ended June 30, 1996, as compared to Bank net earnings of $74,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996 the Company recorded net earnings of $60,000 as compared to Bank earnings of $237,000 for the same period ended June 30, 1995. The second quarter loss and decrease in year-to-date net earnings as of June 30, 1996 primarily resulted from the net effect of several offsetting factors which included higher interest income, higher interest on savings deposits, higher provision for loan losses, lower noninterest income, higher noninterest expense and higher income taxes. The quarter ended June 30, 1996 was significantly impacted by three events which included net loan write-offs totalling $193,000, higher expenses and writedowns related to the operation and sale of real estate acquired through foreclosure ("REO") and the recognition of a $99,000 loss on an employee defalcation.

INTEREST INCOME

Interest income increased by $251,000 during the three months ended June 30, 1996 as compared to the same period a year ago. For the six months ended June 30, 1996, interest income increased by $580,000 as compared to the same period in the prior year. This increase was primarily the result of an increase in average assets of $11.4 million and $12.3 million for the three and six months ended June 30, 1996, respectively, as compared to the same respective periods in the prior year. The increase in assets during the six months ended June 30, 1996 was funded by proceeds from the Conversion. The increase in average assets resulted from the Company's focus on increasing its loan portfolio, as well as a planned increase in the average balances of its investment securities and mortgage backed securities.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $112,000 during the three months ended June 30, 1996 as compared to the same period a year ago. For the six months ended June 30, 1996, interest on savings deposits increased by $272,000 as compared to the same period in the prior year. The increase in interest on savings deposits was the result of an increase in the average savings deposits from $2.8 million and $4.9 million for the three and six month periods ended June 30, 1996, respectively, as compared to the same respective periods in the prior year. The increase in interest on savings deposits also reflects the rising interest rate environment as the average cost of deposits increased 39-basis points, from 3.10% for the six months ended June 30, 1995 to 3.49% for the six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $49,000, from $139,000 for the three months ended June 30, 1995 to $188,000 for the three months ended June 30, 1996. The higher provision primarily resulted from write-offs against the allowance for loan losses of three loans during the quarter. All three loans were secured by second trust deeds on single one- to-four family residential properties. Two of the loans, totalling $13,000 and $15,000, were property improvement loans that had been purchased from another institution, one of which is outside of Broadway Federal's primary lending area. The third loan totalling $189,000 was also secured by property located outside of Broadway Federal's primary lending area. The write-offs were net of specific reserves of $10,500, $0 and $13,800, respectively.

For the six months ended June 30, 1996, the provision for loan losses increased by $8,000, from $235,000 to $243,000. This year-to-date increase in the provision for loan losses was due primarily to higher general and specific reserves having been established for loans during the six months ended June 30, 1996 as compared to the same period during 1995.

Total non-performing assets, consisting of non-accrual loans and REO, increased by $1.1 million, from $1.6 million at June 30, 1995 to $2.7 million at June 30, 1996. The increase resulted from two factors: an increase in non-accrual loans of $446,000 and an increase in REO's of $600,000. The deterioration in the quality of the loan portfolio reflects the effects of the economic condition of the southern California economy. Non-accrual loans at June 30, 1996 totalled $1.2 million, and included four loans totalling $920,000 that had balances ranging from $182,000 to $294,000. Subsequent to June 30, 1996 two of these large balance loans had been reinstated, which contributed to a decrease of non-accrual loans of $329,000 at July 31, 1996. As a percentage of total assets, non-accrual loans were 1.07% at June 30, 1996, compared to 0.73% at June 30, 1995. The allowance for loan losses as a percentage of non-accrual loans, was 75% at June 30, 1996. At July 31, 1996, the allowance for loan losses, as a percentage of non-accrual loans was approximately 106%, resulting from the decrease in non-accrual loans previously discussed and a slight increase in the allowance for loan losses. REO's are recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, the Bank either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At June 30, 1996 REO's totalled $1.5 million. Subsequent to June 30, 1996 one REO totalling $191,000 was sold for a small gain. In addition, there are three pending REO sales, totalling $204,000, which are in escrow and anticipated to close within the third quarter, resulting in a net gain.

NONINTEREST INCOME

Noninterest income decreased by $88,000, from $32,000 in income for the three months ended June 30, 1995 to a $56,000 expense for the same period during 1996. For the six months ended June 30, 1996, noninterest income decreased by $58,000, from $39,000 in income during 1995 to a $19,000 expense for the same period in 1996. The decrease was due to a number of offsetting factors. Service fees on savings accounts increased $12,000 and $21,000 during the three and six months ended June 30, 1996, respectively, as compared to the same respective periods a year ago. The increase resulted primarily from a greater number of checking accounts at June 30, 1996 as compared to June 30, 1995, resulting in more fees earned. In addition, write-downs, expenses and write-offs related to the operation and sale of REO increased $46,000 for the three months ended June 30, 1996 as compared to the same period a year ago. This increase reflects the increased level of REO at June 30, 1996 as compared to 1995 as well as increased activity in operating and preparing these properties for sale. The $62,000 decrease in REO operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 results from a direct write-off during the first quarter of 1995 to reduce the carrying amount of an REO to an acceptable level. The "Unrealized (Loss) Recovery on the Valuation of Loans Held For Sale" increased from recoveries of $2,000 and $22,000, respectively, for the three and six months ended June 30, 1995, to losses of $40,000 and $56,000 for the same respective periods in 1996, as a result of a change in market interest rates during the respective periods. Finally, other noninterest income decreased from $35,000 and $104,000, respectively, for the three and six months ended June 30, 1995 to $23,000 and $41,000 for the same respective periods in 1996, primarily as a result of higher non-recurring income during the six months ended June 30, 1995, which included bad debt recoveries and the 1995 donation of a modular facility which was used as a branch office.

NONINTEREST EXPENSE

Noninterest expense increased $196,000, from $923,000 for the three months ended June 30, 1995 to approximately $1.1 million for the same period in 1996. For the six months ended June 30, 1996, noninterest expense increased $359,000 from $1.8 million to $2.2 million. The increase in noninterest expense was due primarily to increases in compensation and benefits and other noninterest expenses. Compensation and benefits increased by $54,000 and $72,000, respectively, for the three and six months ended June 30, 1996 as compared to the same respective periods during 1995. The increases result from general salary increases during the year and an increase in the number of staff. Other noninterest expenses increased $137,000 and $231,000, respectively, for the three and six months ended June 30, 1996 as compared to the same periods a year ago. The increase results from several factors: 1) the write-off of overdraft checking accounts totalling $39,000; 2) increases in professional fees, advertising, stationary, telephone and postage expenses, associated with becoming a public company; and 3) the recognition of losses from two employee defalcations totalling $148,000. The Company is working with local law enforcement in investigating the defalcations and additional internal controls have been established. Management anticipates that approximately $49,000 will be recouped from insurance proceeds. The statement above is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The anticipated insurance proceeds is subject to the filing of a claim and determination by the insurance carrier that a portion of the loss is covered by the Bank's Financial Institution Bond. The $49,000 was determined based upon the fact that one of the defalcations totalled $99,000, less the Bank's $50,000 deductible for fidelity losses.

INCOME TAXES

Income tax expense decreased from a $53,000 income tax expense for the three months ended June 30, 1995 to a $13,000 income tax benefit for the same period in 1996. For the six months ended June 30, 1996, income taxes increased from a $9,000 income tax benefit in 1995 to a $51,000 income tax expense in 1996. During the six months ended June 30, 1995 Broadway Federal recognized a $105,000 reduction in income taxes as a result of tax credits recognized from the Bank's business activities in areas designated as Los Angeles Revitalization Zones and Enterprise Zones, which resulted in lower income taxes during the first six months of 1995 as compared to 1996. Due to the Company's second quarter loss before income taxes, a $13,000 tax benefit was recorded for the three months ended June 30, 1996.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31, 1995

Total assets at June 30, 1996 were $111.9 million compared to $117.7 million at December 31, 1995, a decrease of $5.8 million. The decrease primarily resulted from a refund of approximately $5.5 million of excess stock offering subscriptions received in connection with the Conversion. Total assets were also impacted by a $2.5 million increase in investment securities held to maturity, a $3.5 million increase in investments in mortgage backed securities and an increase in loans receivable, net of $1.7 million, from $87.9 million at December 31, 1995 to $89.6 million at June 30, 1996. The increase in loans receivable, net resulted from a $6.6 million increase in gross new loan originations, of which approximately $2.3 million of the new loans is secured by one- to-four unit properties. The new loans were funded by $3.1 million in principal repayments on existing loans and $221,000 in proceeds from loan sales. REO decreased from $1.8 million at December 31, 1995 to $1.5 million at June 30, 1996, the $335,000 decrease resulted from the sale of six properties, totalling $1.0 million, offset by the foreclosure of four properties, totalling $678,000 during the period.

Total liabilities at June 30, 1996 were $97.9 million compared to $112.1 million at December 31, 1995, a decrease of $14.2 million. The decrease primarily relates to the reclassification of stock offering subscription proceeds relating to the Conversion into capital and the refund of excess stock offering subscription proceeds as noted above.

Total capital at June 30, 1996 was $13.9 million compared to $5.6 million at December 31, 1995, an increase of $8.3 million resulting from stock proceeds from the Conversion and net earnings for the first six-month period.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on July 18, 1996, the Bank acquired a new branch office facility. The new facility contains approximately 9,300 square feet and is located at 170 N. Market Street, Inglewood, California.
The lease on the Bank's existing Inglewood branch expires on September 30, 1996, and shortly thereafter, the existing Inglewood branch will be relocated to the new facility. In addition, the Bank's loan origination and servicing functions, as well as the personnel and branch administration departments will also be relocated to this facility. The new facility has better access and parking for Bank customers as compared to the existing facility. Rehabilitation work is currently being planned and will be completed prior to relocation to the new offices. Management anticipates that the Bank's existing loan center will be leased or sold after the relocations have been completed.

Both houses of Congress have recently passed legislation, which, if signed by the President, will repeal the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Bank will thereupon be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to either the reserve method provided under section 585 of the Code or the specific charge-off method provided under section 166 of the Code. Under the section 585 reserve method, tax deductions may be taken for additions to an institution's bad debt reserves under a method that reflects the institution's historic loss experience. Under the specific charge-off method, tax deductions may be taken for bad debts only as and to the extent that the loans become wholly or partially worthless. If the pending legislation becomes law, the Bank intends to utilize the section 585 reserve method in future years. The pending legislation would generally require thrift institutions, such as the Bank, which have previously utilized the section 593 reserve method, to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves. The amount of the Bank's existing bad debt reserves that will be subject to such recapture is approximately $264,000. In addition, if the pending legislation becomes law, the remainder of the Bank's bad debt reserve balance as of December 31, 1995 (approximately $3,013,000) will, in future years, be subject to recapture, in whole or in part, upon the occurrence of certain events such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. Contrary to the current law, the amount that would be subject to recapture under such circumstances would be computed without regard to the portion of such reserves that would have been allowed under the experience method. The Bank does not intend to make distrubitions to its shareholders that would result in recapture of any portion of its bad debt reserves.

PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None

          Item 2.   CHANGES IN SECURITIES

                    None

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None

          Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    The Annual Meeting of the Company was held on July 3, 1996 for the following purposes:

                    (a) To elect two directors to serve until the Annual Meeting to be held in 1999 or until their successors are elected and have been qualified.

                         The stockholders reelected Mr. Lyle A. Marshall and Mr.
                         A. Odell Maddox to serve as directors for terms of three years each. The number of votes FOR and those WITHHELD for each of the directors is detailed below:

                         Lyle A. Marshall
                         ----------------
                         For                441,434
                         Withheld             1,555

                         A. Odell Maddox
                         ---------------
                         For                441,734
                         Withheld             1,255

                    (b) To ratify the appointment of Ernst & Young LLP as the Company's independent auditing firm for 1996 and 1997.

                         The Board of Directors selected Ernst & Young LLP ("Ernst & Young") to replace KPMG Peat Marwick LLP ("KPMG") as its independent auditors on April 18, 1996 based upon the recommendation of the Company's Audit Committee. KPMG's audit report on the consolidated financial statements of the Bank as of and for the years ended December 31, 1995 and 1994 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with audits of the two fiscal years ended December 31, 1995, and the subsequent interim period through April 18, 1996, the date Ernst & Young was selected as independent auditor, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                         The stockholders ratified the appointment of independent auditors based upon total votes FOR of 441,709 and total votes AGAINST of 300, with ABSTENTIONS totalling 980.

                    (c) To approve Broadway Federal's 1996 Recognition and Retention Plan for Outside Directors.

                         The Bank's 1996 Recognition and Retention Plan for Outside Directors ("RRP") is designed to recognize outside directors of experience and ability by providing such persons with a proprietary interest in the Company as compensation for their contributions to the Company and its affiliates and as an incentive to make such contributions. An aggregate of up to 8,034 shares of Common Stock will be acquired for award pursuant to the Bank's RRP.

                         The stockholders approved the RRP based upon total votes FOR of 404,247 and total votes AGAINST of 37,207, with ABSTENTIONS totalling 1,535.

                    (d) To approve the Bank's Performance Equity Program for Officers and Employees.

                         The Bank's Performance Equity Program for Officers and Employees ("PEP") is designed to retain officers and employees of experience and ability by providing such persons with a proprietary interest in the Company as an additional incentive to perform in a superior manner. An aggregate of up to 18,747 shares of Common Stock will be acquired for award pursuant to the Bank's PEP.

                         The stockholders approved the PEP based upon total votes FOR of 412,679 and total votes AGAINST of 28,000, with ABSTENTIONS totalling 2,310.

                    (e)  To approve the Company's Long Term Incentive Plan.

                         The Long Term Incentive Plan ("LTIP") is designed to attract and retain qualified personnel in key positions, to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. All employees of the Company and its subsidiaries are eligible to participate in the LTIP. The LTIP will be administered by the Compensation/Benefits Committee of the Company's Board of Directors. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company's Common Stock at a fixed price, may be made exercisable for up to 10 years from the date of grant and will not be transferable, except by will or the laws of decent and distribution.

                         The stockholders approved the LTIP based upon total votes FOR of 392,984 and total votes AGAINST of 47,975, with ABSTENTIONS totalling 2,030.

                    (f) To approve the Company's 1996 Stock Option Plan for Outside Directors.

                         The 1996 Stock Option Plan for Outside Directors ("Stock Option Plan") is designed to promote the growth and profitability of the Company and the Bank by providing outside directors with an incentive to achieve long-term objectives of the Company. This Plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. The terms of all options to be granted under the Stock Option Plan, including the time at which such options are to be granted and may be exercised and the numbers of shares to be covered thereby, are set forth in the Plan. Neither the Board of Directors nor any committee thereof shall have any discretion with respect to such matters.

                         Under the Stock Option Plan, each member of the Board of Directors of the Company or any of its affiliates, who are not serving as full-time employees of the Company or any of its affiliates, and who was serving in such capacity on the date of the Conversion will be granted a nonqualified stock option to purchase shares of the Company's Common Stock. Currently, there are eight outside directors. The shares granted by the nonqualified stock option are based on the number of years of service on a non-cumulative basis.

                         The stockholders approved the Stock Option Plan based upon total votes FOR of 402,977 and total votes AGAINST of 37,282, with ABSTENTIONS totalling 2,730.

          Item 5.   OTHER INFORMATION

                    None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                   27.1  Financial Data Schedule

                    (b)  Reports on Form 8-K

                         Form 8-K as amended filed re: change in accountants dated April 18, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BROADWAY FINANCIAL CORPORATION

Date: ------------------------         By: /s/ PAUL C. HUDSON
                                       -------------------------------------
                                       Paul C. Hudson
                                       President and Chief Executive Officer

                                       By: /s/ BOB ADKINS
                                       -------------------------------------
                                       Bob Adkins
                                       Secretary and Chief Financial Officer