Form 10QSB
period 1996-09-30
BROADWAY FINANCIAL CORP \DE\
filed 1996-11-14
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT

         For transition period from__________ to___________


         Commission file number      0-27464
                                      -------


                            BROADWAY FINANCIAL CORPORATION
    ------------------------------------------------------------
  (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                     95-4547287
      ----------------------   ---------------------------------
     (State of Incorporation)  (IRS Employer Identification No.)

4835 West Venice Boulevard, Los Angeles, California        90019
----------------------------------------------------------------
          (Address of Principal Executive Offices)

                      (213) 931-1886
                 -------------------------
       (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 892,688 shares of the Company's Common Stock, par value $.01 per share, were issued and oustanding as of November 5, 1996.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                        INDEX

PART I--  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                    Page
                                                                            ----
                   Consolidated Statement of
                   Condition as of September 30, 1996
                   (unaudited) and December 31, 1995                         3


                   Consolidated Statement of
                   Operations (unaudited) for
                   the three months and nine months
                   ended September 30, 1996 and 1995                         4


                   Consolidated Statement of
                   Cash Flows (unaudited) for the
                   three months and nine months
                   ended September 30, 1996 and 1995                         5

                   Notes to Consolidated Financial
                   Statements                                                7

         Item 2.   Management's Discussion and
                   Analysis of Operations                                    9


PART II-- OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                          16

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                    CONDENSED, CONSOLIDATED STATEMENT OF CONDITION
                                (DOLLARS IN THOUSANDS)


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1996           1995
                                                                      -------------  -------------
                                                                       (Unaudited)
ASSETS:

Cash and Federal funds sold . . . . . . . . . . . . . . . . . . . . .$    5,079    $     3,307
Restricted cash-stock subscriptions . . . . . . . . . . . . . . . . .        --         14,454
Investment securities, held to maturity . . . . . . . . . . . . . . .     7,977          5,495
Mortgage backed securities. . . . . . . . . . . . . . . . . . . . . .     3,475              -
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . .    94,047         87,900
Loans receivable held for sale. . . . . . . . . . . . . . . . . . . .     1,541         1,556
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .       741           675
Real estate acquired through foreclosure. . . . . . . . . . . . . . .     1,087         1,820
Federal Home Loan Bank Stock, at cost . . . . . . . . . . . . . . . .       862           827
Office properties & equipment, net. . . . . . . . . . . . . . . . . .     1,509         1,102
Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . .        --            91
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       935           517
                                                                      -------------  -------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  117,253    $  117,744
                                                                      -------------  -------------
                                                                      -------------  -------------

LIABILITIES AND RETAINED EARNINGS:

Savings deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .$  101,244    $  110,504
Advance payments by borrowers for taxes and insurance . . . . . . . .       332           203
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .       639           639
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,523           817
                                                                      -------------  -------------

  Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .   103,738       112,163

Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .         1            --
Paid-in-Capital-Preferred Stock . . . . . . . . . . . . . . . . . . .       910            --
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9            --
Paid-in-Capital-Common Stock. . . . . . . . . . . . . . . . . . . . .     8,154            --
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . .     5,095         5,581
Unearned Employee Stock Ownership Plan. . . . . . . . . . . . . . . .     (609)            --
Unrealized gain(loss) on securities . . . . . . . . . . . . . . . . .      (45)            --
                                                                      -------------  -------------

  Total capital . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,515         5,581
                                                                      -------------  -------------

  Total liabilities and capital . . . . . . . . . . . . . . . . . . .$  117,253    $  117,744
                                                                      -------------  -------------
                                                                      -------------  -------------




                    See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                   CONDENSED, CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30
                                                                            1996        1995        1996       1995
                                                                           ------      ------      ------     ------
Interest Income:
    Interest on loans receivable.....................................   $ 2,018       1,831       5,855       5,237
    Interest on investment securities................................       140         133         514         435
    Interest on mortgage backed securites............................        53           -         127           -
    Other interest income............................................        14           9          37          29
                                                                         ------      ------      ------      ------
         Total interest income.......................................     2,225       1,973       6,533       5,701

Interest on savings deposits.........................................       864         826       2,592       2,282
                                                                         ------      ------      ------      ------

    Net interest income before provision for loan losses.............     1,361       1,147       3,941       3,419

Provision for loan losses............................................       255          43         498         278
                                                                         ------      ------      ------      ------

    Net interest income after provision for loan losses..............     1,106       1,104       3,443       3,141

Noninterest income:
    Service charges..................................................        77          68         225         195
    Real estate operations, net......................................      (114)          6        (266)       (208)
    Unrealized (loss) recovery on valuation of loans held for sale...        13           6         (43)         28
    Other............................................................        17          19          58         123
                                                                         ------      ------      ------      ------
                                                                             (7)         99         (26)        138
                                                                         ------      ------      ------      ------

Noninterest expense:
    Compensation and benefits........................................       522         475       1,510        1391
    Occupancy expense, net...........................................       203         231         637         646
    Advertising and promotional expense..............................        78          40         174         114
    Professional services............................................         6          16          47          47
    Federal insurance premiums.......................................       679          61         811         181
    Insurance bond premiums..........................................        27          23          78          81
    Other............................................................       226         150         691         384
                                                                         ------      ------      ------      ------
                                                                          1,741         998       3,948       2,844
                                                                         ------      ------      ------      ------

    Earnings before income taxes......................................      (642)        207        (531)        435

Income taxes..........................................................     (264)         86        (213)         77
                                                                         ------      ------      ------      ------

    Net earnings (loss)................................................   $  (378)        121        (318)        358
                                                                         ------      ------      ------      ------
                                                                         ------      ------      ------      ------

Per share information
    Number of shares.................................................   892,688         N/A     892,688         N/A
    Earnings per shares..............................................     $(.42)        N/A       $(.36)        N/A


                    See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                 1996      1995
                                                                               --------  --------
Cash flows from operating activities:
     Net earnings(loss)                                                        ($318)     $358
                                                                              ---------  --------
     Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
         Depreciation                                                            129       129
         Deferred income tax benefit                                               -      (250)
         Amortization of net deferred loan origination                            30        34
         Amortization of discounts and premium on securities                      10       (85)
         Federal Home Loan Bank stock dividends                                  (35)      (29)
         Gain on sale of real estate owned                                       (46)       (8)
         Unrealized loss (recovery) on valuation of loans held for sale           45         3
         (Increase) Decrease in loans on savings                                 (21)      296
         Decrease in consumer loans                                               14        10
         Decrease (Increase) in Negotiable Order of Withdrawal Rejected           53      (114)
         Provision for loan losses                                               498       278
         Provision for write-downs and losses on real estate                     204       209
         Increase in accrued interest receivable                                 (66)     (109)
         Increase  in income tax payable                                          91       294
         Increase in other assets                                               (418)     (238)
         Increase in loans held for sale                                         (30)     (635)
         Increase (Decrease) in other liabilities                                706      (323)
                                                                              ---------  --------

               Total adjustments                                               1,164      (538)
                                                                              ---------  --------

               Net cash provided by (used in) operating activities               846      (180)
                                                                              ---------  --------

     Cash flows provided by (used in) investing activities:
         Loans originated, net of refinances                                 (10,946)   (9,177)
         Loans purchased                                                      (2,510)   (1,236)
         Principal repayment on loans                                          4,673     3,803
         Increase in loans in process                                             49        61
         Increase in mortgage-backed securities                               (3,475)        -
         Proceeds from the sale of loans held for sale                         1,186       437
         Premium on loans                                                          2         7
         Unrealized loss on securities                                           (45)        -
         Increase in Negotiable Order of Withdrawal Overdraft loans              (10)      (30)
         Purchases of investment securities held to maturity                  (4,992)     (932)
         Proceeds from maturities of investment securities held to
            maturity                                                           2,500     3,489
         Proceeds from sale of real estate acquired through foreclosure        1,410       828
         Capital expenditures for office properties and equipment               (536)     (263)
                                                                              ---------  --------

               Net cash provided by (used in) investing activities           (12,694)   (3,013)
                                                                              ---------  --------



                                    (Continued)

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      1996          1995
                                                                                   ---------       --------
         Net increase (decrease) in savings deposits                               (9,260)         5,897
         Preferred stock subscribed                                                   911             --
         Common stock subscribed                                                    8,163              -
         Dividends declared                                                          (168)             -
         Unearned Employee Stock Ownership Plan                                      (609)             -
         Increase (decrease) in advances by borrowers
              for taxes and insurance                                                 129            114
                                                                                   ---------       --------

               Net cash provided by (used in) financing activities                   (834)         6,011
                                                                                   ---------       --------

               Net increase (decrease) in cash and cash equivalents               (12,682)         2,818

     Cash and cash equivalents at beginning of period                              17,761          2,273
                                                                                   ---------       --------

     Cash and cash equivalents at end of period                                    $5,079         $5,091
                                                                                   ---------       --------
                                                                                   ---------       --------

     Supplemental disclosure of cash flow information:
         Cash paid for interest expense                                            $2,550         $2,209
         Cash paid for income taxes                                                   371            140
                                                                                   ---------       --------
                                                                                   ---------       --------

Supplemental disclosure of noncash investing and financing
       activities:Additions to real estate acquired through foreclosure               835            547
         Loans to facilitate the sale of real estate acquired through
              foreclosure                                                           1,000            660
         Additions to office properties and equipment transferred
              from real estate acquired though foreclose                                -              -
         Write-off of office building and furniture, fixtures and
              equipment due to casualty loss                                            -              -
                                                                                   ---------       --------


                           See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting of recurring accruals and the accrual of a one-time SAIF recapitalization fee) necessary to present fairly the consolidated financial position of the Company at September 30, 1996 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1995 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows for the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include disclosures of the fair value of such compensation. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. In connection with the conversion of the Company's principal subsidiary from mutual to stock form , the Board of Directors of the Company has adopted certain stock-based compensation plans. Stockholder approval of the plans was obtained at the Company's Annual Meeting held on July 3, 1996. The Company will account for such plans under APB Opinion 25 and make the appropriate disclosures required under SFAS No. 123. The Company does not believe that such adoption and accounting has any adverse impact on its financial condition or results of operations.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL

The Company recorded a net loss of $(378,000) for the three months ended September 30, 1996, as compared to Bank net earnings of $121,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 the Company recorded net loss of $(318,000) as compared to Bank net earnings of $358,000 for the same period ended September 30, 1995. The quarter and year-to-date results were significantly impacted by the accrual of a one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment fee of $614,000 described below. Excluding such assessment fee the Company would have recorded a third quarter after tax loss of $16,000 and a year-to-date after tax profit of $49,000. The third quarter and year-to-date results were also significantly impacted by the net effect of other offsetting factors, which included higher interest income, higher interest on savings deposits, higher provision for loan losses, lower noninterest income, higher noninterest expense and lower income taxes.

SAIF ASSESSMENT FEE

On September 30, 1996 the President signed the omnibus appropriations package which included, among other things, the "Deposit Insurance Funds Act of 1996" (the "Act"). The Act requires a one-time recapitalization assessment fee on all SAIF-insured deposits held as of March 31, 1995 of 65.7 basis points per $100 of deposits and is payable on November 30, 1996. Broadway Federal's recapitalization assessment fee totals $614,247 and was accrued as of September 30, 1996, as required by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF D-47, November 1995).

The Act requires that the banking industry pay deposit insurance premiums equal to one-fifth (1/5th) the rate paid by thrifts for the years 1997 through 1999. Such premiums will be used to repay certain bonds ("FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions. The FICO Bond assessment on Bank Insurance Fund ("BIF")-insured deposits will be approximately
1.29 cents per $100 of deposits and 6.44 cents per $100 of deposits for SAIF insured institutions. Beginning on January 1, 2000, the FICO Bond interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.43 cents per $100 in deposits). Other provisions of the new legislation prohibit deposit shifting from SAIF to the BIF for a period of three years. The BIF and the SAIF will be merged on January 1, 1999, if legislation is passed by that date merging the bank and thrift charters.

Although the 65.7 basis point one-time recapitalization fee has adversely impacted the Bank's operating expenses and results of operations, the Bank will remain a "well-capitalized" institution immediately after payment of the fee. On a going forward basis, the Act will result in a significant reduction in the Bank's deposit insurance premiums. In addition, it is anticipated that this reduction will diminish the competitive advantage that BIF-insured institutions had prior to passage of the Act due to their lower deposit premium costs.

INTEREST INCOME

Interest income increased by $252,000 during the three months ended September 30, 1996 as compared to the same period a year ago. For the nine months ended September 30, 1996, interest income increased by $832,000 as compared to the same period in the prior year. This increase was primarily the result of an increase in average assets of $11.3 million and $12.2 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same respective periods in the prior year. The increase in assets during the nine months ended September 30, 1996 was funded by proceeds from the Conversion. The increase in average assets resulted from the Company's focus on increasing its loan portfolio, as well as a planned increase in investment securities and mortgage-backed securities.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $38,000 during the three months ended September 30, 1996 as compared to the same period a year ago. For the nine months ended September 30, 1996, interest on savings deposits increased by $310,000 as compared to the same period in the prior year. The increase in interest on savings deposits was the result of an increase in average savings deposits of $2.7 million and $4.4 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same respective periods in the prior year. The increase in interest on savings deposits also reflects the rising and more competitive interest rate environment as the average cost of deposits increased 28-basis points, from 3.20% for the nine months ended September 30, 1995 to 3.48% for the nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

During the quarter ended September 30, 1996 Broadway Federal's provision for loan losses totalled $255,000, an increase of $212,000, from $43,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the provision for loan losses increased by $220,000, from $278,000 to $498,000. The higher provision results from management's analysis of trends in the company's loan portfolio, which include higher levels of multi-family lending and charge-offs of other loans. At September 30, 1996 multi-family loans represented 26.32% of the Bank's gross loan portfolio, compared to 21.37% at September 30, 1995. This planned increase in multi-family lending is part of the Bank's strategic focus on less competitive, higher yielding loan products. The increase in multi-family loans is supplemented with more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. The higher provision also stems from current market conditions for sales of real estate and the Bank's more aggressive disposition of real estate loans through foreclosure. Since December 31, 1995 the level of REO's has decreased from $1.8 million to $1.1 million at September 30, 1996. However, at September 30, 1996, additional REO writedowns totalled $278,000, as compared to zero at September 30, 1995. The bulk of the writedowns (approximately $260,000) related to two multi-family REO's which were both sold in June 1996, both of which had been acquired through foreclosure in 1991 and 1995.

Total non-performing assets, consisting of non-accrual loans and REO, increased by $347,000, from $2,274,000 at September 30, 1995 to $2,621,000 at
September 30, 1996. The increase resulted from two factors: an increase in non-accrual loans of $502,000, offset by a $155,000 decrease in REO's. As a percentage of total assets, nonperforming assets were 2.24% at September 30, 1996, compared to 2.16% at September 30, 1995. The deterioration in the quality of the loan portfolio reflects the effects of the economic condition of the southern California economy. Non-accrual loans at September 30, 1996 totalled $1.5 million, and included ten loans totalling $1.1 million secured by one-to four-unit properties, three loans totalling $412,000 secured by multi-family properties and one fully reserved non-mortgage loan totalling $24,000.

As of September 30, 1996, Broadway Federal's allowance for loan losses totalled $1.1 million or 1.16% of total loans, as compared to $857,000 or 0.93% of total loans at September 30, 1995. As noted above, the increase was due to increased risk in the portfolio, an increase in nonperforming loans and the general economic condition of the southern California economy.

NONINTEREST INCOME

Noninterest income decreased by $106,000, from $99,000 in income for the three months ended September 30, 1995 to a $7,000 expense for the same period during 1996. For the nine months ended September 30, 1996, noninterest income decreased by $164,000, from $138,000 in income during 1995 to a $26,000 expense for the same period in 1996. The decrease was due to a number of offsetting factors. Service fees on customer deposit accounts increased $9,000 and $30,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same respective periods a year ago. The increase resulted primarily from a greater number of checking accounts at September 30, 1996 as compared to September 30, 1995, resulting in more fees earned. In addition, writedowns, expenses and write-offs related to the operation and sale of REO properties increased $120,000 and $58,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same period a year ago.
The increase reflects the increased activity in operating and preparing these properties for sale, and a direct writeoff during the third quarter of 1996 to adjust the carrying amount of an REO to the fair market value. Unrealized (loss) recovery on the valuation of loans held for sale increased from recoveries of $6,000 and $28,000, respectively, for the three and nine months ended September 30, 1995, to recoveries of $13,000 and losses of $43,000 for the same respective periods in 1996, as a result of a change in market interest rates during the respective periods. Finally, other noninterest income decreased from $19,000 and $123,000, respectively, for the three and nine months ended September 30, 1995 to $17,000 and $58,000 for the same respective periods in 1996, primarily as a result of higher non-recurring income recognized during the nine months ended September 30, 1995, which included bad debt recoveries and the 1995 donation of a modular facility which was used as a branch office.

NONINTEREST EXPENSE

Noninterest expense increased $745,000, from $996,000 for the three months ended September 30, 1995 to $1.7 million for the same period in 1996. For the nine months ended September 30, 1996, noninterest expense increased $1.1 million to $3.9 million from $2.8 million for the same period in 1995. The increase in noninterest expense was due primarily to increases in compensation and benefits, federal deposit insurance premiums and other noninterest expenses. Compensation and benefits increased by $47,000 and $119,000, respectively, for the three and nine months ended September 30, 1996 as compared to the same respective periods during 1995. The increases resulted from general salary increases during the year and an increase in the number of staff. Federal deposit insurance premiums increased $618,000 and $630,000, respectively, for the three and nine months ended September 30, 1996 as compared to the same respective periods during 1995. As described above, the increase is primarily the result of the one-time SAIF assessment fee of $614,000. Other noninterest expenses increased $76,000 and $307,000, respectively, for the three and nine months ended September 30, 1996 as compared to the same periods a year ago. The year-to-date increase results from several factors: 1) the write-off of overdraft checking accounts totalling $39,000; 2) increases in advertising, stationary, telephone and postage expenses, associated with various business activities, including becoming a public company; and 3) the recognition of losses from two employee defalcations totalling $148,000 during the first and second quarters. The Company is working with local law enforcement agencies in investigating the defalcations and in response thereto has enhanced its internal audit function and has established additional internal controls. Management anticipates that approximately $49,000 will be recouped from insurance proceeds.

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

INCOME TAXES

Income tax expenses decreased from $86,000 for the three months ended September 30, 1995 to a $264,000 income tax benefit for the same period in 1996. For the nine months ended September 30, 1996, income tax expenses decreased from $77,000 in income taxes payable in 1995 to a $213,000 income tax benefit in 1996. During the nine months ended September 30, 1995 Broadway Federal recognized a $105,000 reduction in income taxes as a result of tax credits recognized from the Bank's business activities in areas designated as Los Angeles Revitalization Zones and Enterprise Zones which resulted in lower income taxes during the first nine months of 1995 as compared to 1996. Due to the Company's third quarter loss before income taxes, a $264,000 tax benefit was recorded for the three months ended September 30, 1996.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

Total assets at September 30, 1996 were $117.2 million compared to $117.7 million at December 31, 1995, a decrease of $491,000. The decrease primarily resulted from various year-to-date losses incurred which included the increase in loan loss provisions of $220,000. Total assets were also impacted by a $3.5 million increase in investments in mortgage-backed securities and other securities consisting primarily of treasury bonds of $2.5 million. In addition, there was an increase in net loans receivable of $6.1 million, from $87.9 million at December 31, 1995 to $94.0 million at September 30, 1996. The increase in loans receivable, net resulted from a $10.9 million increase in new loan originations and $2.5 million in loans purchased, of which approximately $6.4 million of new loans is secured by one-to four-unit properties. The new loans were primarily funded by $4.7 million in principal repayments on existing loans, $1.2 million in proceeds from loan sales and from an increase in savings deposits during the period. REO's decreased from $1.8 million at December 31, 1995 to $1.1 million at September 30, 1996. The $733,000 decrease resulted from the sale of ten properties, totalling $1.6 million, offset by the foreclosure of five properties, totalling $835,000 during the period.

Total liabilities at September 30, 1996 were $103.7 million compared to $112.1 million at December 31, 1995, a decrease of $8.4 million. The decrease primarily relates to the reclassification of stock offering subscription proceeds relating to the Conversion into capital and the $5.5 million refund of excess stock offering subscription proceeds, offset by an increase in savings deposits of approximately $5.6 million.

Total capital at September 30, 1996 was $13.5 million compared to $5.6 million at December 31, 1995, an increase of $7.9 million resulting from stock proceeds from the Conversion, primarily offset by the year-to-date net loss, dividends paid during the year and a loan to the employee stock option plan.

SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, on July 18, 1996, the Bank acquired a new branch office facility. The new facility contains approximately 9,300 square feet and is located at 170 N. Market Street, Inglewood, California. The lease on the Bank's existing Inglewood branch expired on September 30, 1996 and the Bank now leases such space on a month-to-month basis. It is anticipated that the Inglewood branch will relocate to the new facility in January 1997. In addition, the Bank's loan origination and servicing functions, as well as the personnel and branch administration departments will also relocate to this facility. The new facility has better access and parking for Bank customers as compared to the existing facility. Rehabilitation work is currently being planned and will be completed prior to relocation to the new offices.
Management has not yet determined whether the Bank's existing loan center will be utilized or sold after the relocations have been completed.

PART II. OTHER INFORMATION




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

                                   BROADWAY FINANCIAL CORPORATION

Date:  November 14, 1996      By:
                                 ----------------------------------
                                  Paul C. Hudson
                              President and Chief Executive Officer

                              By:
                                 ----------------------------------
                              Bob Adkins
                              Secretary and Chief Financial Officer