Form 10KSB
period 1996-12-31
BROADWAY FINANCIAL CORP \DE\
filed 1997-04-01
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-KSB


     (Mark One)

     /x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

     For the transition period from             to
                                    ----------      ---------

     Commission file number            0-27464
                            -----------------------------------

                         Broadway Financial Corporation
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Delaware                           95-4547287
         -------------------------------            -----------------
         (State or Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

     4835 West Venice Boulevard, Los Angeles, California                90019
     ---------------------------------------------------             ----------
          (Address of Principal Executive Offices)                   (Zip Code)

                                 (213) 931-1886
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:  None


     Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 per share
                          -----------------------------
                                (Title of Class)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X         No
    ----------        ----------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

     State issuer's revenues for its most recent fiscal year.  $8,747,000.
                                                               -----------
     State the aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices of such stock as of March 12, 1997 as quoted on The Nasdaq Stock Market. $8,498,079.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
892,688 shares of Common Stock at March 12, 1997
------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes          No     X
    --------    --------

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BROADWAY FINANCIAL CORPORATION

Broadway Financial Corporation (the "Company"), was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank's name was changed to "Broadway Federal Bank, f.s.b." The Conversion was completed and the Bank became a wholly-owned subsidiary of the Company on January 8, 1996. In connection with the Conversion, the Company issued and sold to the public 892,688 shares of its common stock, par value $0.01 per share (the "Common Stock"), and also issued 91,073 shares of its Noncumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Preferred Stock"). The proceeds, net of approximately $760,000 in conversion costs, received by the Company from the Conversion (before deduction of $893,000 to fund employee stock plans) totalled $9.1 million. The Company used 50% ($4.1 million) of the net Common Stock proceeds and 100% ($911,000) of the Preferred Stock proceeds to purchase the capital stock of Broadway Federal. The remaining proceeds were retained by the Company.

The Company's principal business is serving as the holding company for Broadway Federal. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature. Historical information presented throughout this report at and for periods ended prior to the Company's commencement of operations on January 8, 1996 is that of Broadway Federal. The executive offices of the Company are located at 4835 West Venice Boulevard, Los Angeles, California 90019, telephone number (213) 931-1886.

BROADWAY FEDERAL BANK, F.S.B.

GENERAL

Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of South Central Los Angeles, California. Broadway Federal conducts its business from two banking offices located in Los Angeles and from a newly renovated facility located in nearby Inglewood, which also houses the Bank's loan origination and service departments. Broadway Federal's appraisal operations are located in a separate facility in Inglewood.

Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage loans. To a lesser extent, Broadway Federal invests in nonresidential real estate loans secured primarily by church properties and certain other types of loans. In addition, Broadway Federal invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities and other investments. Through its wholly-owned subsidiary, Broadway Service Corporation ("BSC"), the Bank also receives commissions from the sale of mortgage, life and fire insurance. BSC also provides trustee services to Broadway Federal. Broadway Federal originates and purchases loans for investment and for sale. Broadway Federal sells loans in it's portfolio that are designated as held for sale. Broadway Federal retains the servicing rights with respect to virtually all loans sold. Broadway Federal's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investments. Broadway Federal's principal expenses are interest paid on deposits and general and administrative expenses. Broadway Federal's primary sources of funds are deposits and principal and interest payments on loans.

The Company and the Bank are regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and Broadway Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "-- Regulation."

Based upon its regulatory capital levels the Bank is currently classified as "well-capitalized" for purposes of regulations promulgated by the OTS.

STRATEGIC OBJECTIVES

The Company's strategic objectives are to maintain the Bank's well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions, while managing such growth, maintaining a strong net interest margin, maintaining asset quality, reducing expenses and non-performing assets and limiting exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as its primary source of funds (as these are considered to be more stable and of lower cost on average than borrowings), as well as brokered deposits, principal and interest payments on loans and other sources of funding;
(ii) maintaining a substantial portion of its assets in loans secured by residential real estate located in Broadway Federal's primary market area of South Central Los Angeles; (iii) retaining in its portfolio primarily adjustable-rate mortgage loans ("ARM"s) to reduce Broadway Federal's exposure to interest rate fluctuations; (iv) continuing to improve Broadway Federal's visibility and market share in the communities it serves through increased outreach efforts and enhancement of the services it offers; and (v) reducing Broadway Federal's non-interest expense through more efficient operations to the extent consistent with its commitment of service to the underserved communities of South Central Los Angeles.

MARKET AREA AND COMPETITION

The Los Angeles metropolitan area is a highly competitive market and Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are located in low and moderate income areas that have historically been underserved by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal and many have a regional, state-wide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions that are able to accept lower returns on loans in Broadway Federal's market desire to attract a sufficient volume of such loans to respond to the increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "--Regulation--Community Reinvestment Act."

For much of the period since World War II, the communities of South Central
Los Angeles had a predominately African-American population and, although there is significant variation among communities in South Central Los Angeles, a substantial portion of the area has historically consisted of low and moderate income neighborhoods and commercial areas. While the area remains predominately low and moderate income in nature, in more recent years the population has changed, with the advent of a rapidly growing Hispanic community, as well as Asian and other ethnic communities. At the same time, the average age of persons in South Central Los Angeles has increased as younger families move to other areas of Los Angeles and adjacent counties.

Broadway Federal seeks to take into account both the opportunities and the challenges presented by its market area in its business operations. South Central Los Angeles has been relatively underserved in terms of most consumer services, including deposit services. Historically, there have been relatively few retail banking offices of other financial institutions located in Broadway Federal's primary market area. This fact, coupled with the fact that the deposit needs and preferences of its customers tend to be for passbook or other transaction accounts, rather than higher cost certificates of deposit, has enabled Broadway Federal to maintain a significantly higher proportion of its deposit funding in such accounts than other financial institutions. Management believes that this results in Broadway Federal realizing a substantially higher interest rate spread and margin than most other savings institutions.

With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal's loan originations consist primarily of relatively low balance loans on one- to four-family properties, loans on multi-family properties and, again reflecting its community orientation, church properties. Broadway Federal's borrowers often request low loan amounts which produce loans with relatively low loan-to-value ratios. To facilitate loans to low and moderate income borrowers, Broadway Federal utilizes flexible credit underwriting standards and accepts various forms of alternative documentation substantiating the prospective borrower's credit underwriting information. For example, Broadway Federal will accept higher ratios of housing expense and total expense to borrower income because it believes that many low and moderate income borrowers are able to devote a higher percentage of their income for housing without material default experience. Broadway Federal will also, in cases it believes to be appropriate, accept a greater incidence of late payments by loan applicants on their other financial obligations if it can be established that these events were beyond the control of the borrower and are not likely to reoccur.

LENDING ACTIVITIES

GENERAL. Broadway Federal emphasizes the origination of adjustable-rate loans primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 1996, approximately 81% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal's need for certain assets which do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMS are sold in the secondary market, primarily to Federal National Mortgage Corporation ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 1996 Broadway Federal had no loans held for sale.

The types of loans that Broadway Federal originates are subject to federal and state law and regulations. Interest rates charged by Broadway Federal on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Federal savings associations and savings banks are not subject to usury or other interest rate limitations under California law.

LOAN PORTFOLIO COMPOSITION. Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 1996, Broadway Federal's loan portfolio totaled $98.4 million, of which approximately 51.48% was secured by one- to four-family residential properties, 30.05% was secured by multi-family properties and 16.71% was secured by nonresidential properties, with approximately 71% of such nonresidential properties being secured by church properties. At that same date, approximately 70.90% of Broadway Federal's one- to four-family mortgage loans, 97.65% of its multi-family residential mortgage loans and 90.58% of its nonresidential mortgage loans had adjustable rates.

The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as a percentage of Broadway Federal's total loan portfolio by loan type at the dates indicated.

                                                December 31,
                                ---------------------------------------------
                                       1996                     1995
                                --------------------     --------------------
                                Amount    Percentage     Amount    Percentage
                               --------  ------------   --------  ------------
                                           (Dollars in thousands)
Real Estate:

   Residential:
      One-to Four-Units       $ 50,671       51.48%     $ 53,306       58.44%
      Five or More Units        29,573       30.05        20,325       22.29
   Nonresidential               16,449       16.71        15,578       17.08
   Construction                    226        0.23           158        0.17
   Land                              -           -            63        0.07
Loans Secured by
Savings Accounts                 1,428        1.45         1,636        1.79
      Other                         83        0.08           144        0.16
                              --------   ------------   --------  -------------

Total Loans                   $ 98,430      100.00%     $ 91,213      100.00%
                              --------   ------------   --------  -------------

Less:
     Allowance for
     Loan Losses                 1,174                       896
     Loans in Process              130                        43
     Deferred Loan
     Fees, net                     812                       764
     Unamortized
     Discounts                      54                        54
                              --------                  --------
                                96,260                    89,456
Less:
     Loans Held for
     Sale                            -                     1,556
                              --------                  --------

Total Loans Held for
Investment                    $ 96,260                  $ 87,900
                              --------                  --------
                              --------                  --------

LOAN MATURITY. The following table sets forth the contractual maturities of Broadway Federal's total loans at December 31, 1996. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totalled $8.3 million and $6.6 million for the years ended December 31, 1996 and 1995, respectively.

                                                                         December 31, 1996
                                        ----------------------------------------------------------------------------------
                                            One-to     Five or More                                           Total Loans
                                         Four-Family       Units      Nonresidential   Construction   Other    Receivable
                                        ------------- -------------- ---------------- -------------- ------- -------------
                                                                           (In thousands)
Amounts Due:
  One year or less                      $     40       $      3         $    521       $   226       $ 1,477  $  2,267
                                        ------------- -------------- --------------- --------------- ------- -------------
After one year:
     After one to three years                758            146            1,356             -             9     2,269
     After three to five years               620            388              231             -             -     1,239
     After five to ten years               1,884          2,849            1,829             -            24     6,586
     After ten to twenty years            10,064         22,166           12,381             -             -    44,611
     More than twenty years               37,305          4,021              132             -             -    41,458
                                        ------------- -------------- --------------- --------------- ------- -------------
     Total due after one year             50,631         29,570           15,929             -            33    96,163
                                        ------------- -------------- --------------- --------------- ------- -------------
Total Amounts Due                       $ 50,671       $ 29,573         $ 16,450        $  226       $ 1,510  $ 98,430
                                        ------------- -------------- --------------- --------------- ------- -------------
                                        ------------- -------------- --------------- --------------- ------- -------------

The following table sets forth at December 31, 1996 the dollar amount of total loans receivable which are contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                               December 31, 1996
                                 ---------------------------------------------
                                 Adjustable           Fixed            Total
                                 ----------          --------         --------
                                                (In thousands)
Real Estate Loans:
     One-to four-units             $ 35,936          $ 14,695         $ 50,631
     Five or more units              28,879               691           29,570
     Nonresidential real             14,899             1,030           15,929
     estate
     Construction and land                -                 -                -

Other                                     -                33               33
                                   --------          --------         --------
Total                              $ 79,714          $ 16,449         $ 96,163
                                   ========          ========         ========


ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal's portfolio designated as held for sale or originated during the period and being so designated.

It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment needs and market opportunities. The decision whether loans will be sold or retained in Broadway Federal's portfolio is made at the time of loan origination. Broadway Federal recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. In addition, excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. Historically, such excess servicing gains or losses have not been material to Broadway Federal. At December 31, 1996, there were no fixed-rate loans or ARMs categorized as held for sale.

Broadway Federal retains the right to service virtually all loans sold, for which it receives monthly loan servicing fees payable by the loan purchaser out of loan collections equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 1996, Broadway Federal was servicing $7.5 million of loans held by others.

From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. During the years ended December 31, 1996 and 1995, $2.0 million and $1.2 million, respectively, in loans were purchased by Broadway Federal.

The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.

                                                  At or for the Year Ended
                                                        December 31,
                                               -------------------------------
                                                 1996                   1995
                                               --------               --------
                                                       (In thousands)
Gross Loans:
     Beginning Balance:                        $ 91,213               $ 86,167
     Loans Originated:
          One-to Four-Units                       5,005                  9,453
          Five or More Units                      9,630                  1,797
          Nonresidential                          1,751                    605
          Construction                              205                      -
          Loans Secured by Savings                  795                    982
          Accounts
          Other                                       -                     96
                                               --------               --------
     Total Loans Originated                      17,386                 12,933
Loans Purchased                                   2,001                  1,236
                                               --------               --------
     Total New Loans                             19,387                 14,169
                                               --------               --------
Less:
     Transfer to REO                              1,163                  1,082
     Principal Repayments                         8,337                  6,650
     Sales of Loans                               2,670                  1,391
                                               --------               --------
Ending Balance                                 $ 98,430               $ 91,213
                                               ========               ========

ONE-TO FOUR-FAMILY MORTGAGE LENDING. Broadway Federal offers both fixed-rate loans and ARMS secured by one- to four-family residences, with maturities up to thirty years. Substantially all of such loans are secured by property located in Southern California, with most being in Broadway Federal's primary market area of South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 1996, 29.10% were fixed-rate loans and 70.90% were ARMs.

The interest rates for substantially all of Broadway Federal's ARMs are indexed to the 11th District Cost of Funds Index ("COFI"). Broadway Federal currently offers loans with interest rates that adjust both monthly and every six months. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit "negative amortization" (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). Broadway Federal currently has approximately $9.6 million in mortgage loans that may be subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios, and the relative stability of the COFI.

Broadway Federal qualifies its ARM borrowers based upon the fully indexed rate as of such date (COFI plus the applicable margin) provided by the terms of the loan. However, the initial rate paid by the borrower is often discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 1996, the introductory discount rates offered by Broadway Federal on ARMs that adjust semi-annually and those that adjust monthly were 1.71% and 3.46%, respectively, below the fully-indexed rate based on the COFI, which was 4.84% at such date. As of December 31, 1996, the fully-indexed rates on ARMs that adjust semi-annually and those that adjust monthly were 2.75% and 2.50%, respectively, above COFI. Broadway Federal's semi-annual ARMs adjust by a maximum of 1.0% per adjustment. There is no adjustment limit on the monthly ARMs, other than on election by the borrower to limit its payment increase to 7.50% annually, which could result in negative amortization on the loan.
Both semi-annual and monthly ARMs have a lifetime adjustment limit, which limit is set at the time the loan is approved. At December 31, 1996, Broadway Federal charged fees of up to 1.5% of the original loan amount for its one- to four-family ARMs. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal's ARMs.

Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Origination fees charged on fixed-rate loans were up to 2.50% of the original loan amount at December 31, 1996.

Broadway Federal's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Many of Broadway Federal's borrowers on one- to four-family properties are older home owners who typically prefer to maintain lower than the maximum permitted loan balances. However, subsequent declines in the real estate values in Broadway Federal's primary market area have resulted in increases in the loan-to-value ratios of Broadway Federal's existing one- to four-family mortgage loans. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans originated by Broadway Federal generally include due-on-sale clauses which provide Broadway Federal with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without Broadway Federal's consent. Due-on-sale clauses are an important means of adjusting the rates on Broadway Federal's fixed-rate mortgage loan portfolio.

MULTI-FAMILY LENDING. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings located in Broadway Federal's primary market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price and the appraised value. At December 31, 1996 multi-family lending represented 30.05% of the Company's gross loan portfolio, compared to 22.29% of the Bank's portfolio at December 31, 1995.
This planned increase in multi-family lending is part of the Company's strategic focus on less competitive, higher yielding loan products. The risk associated with the increase in multi-family loans is mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. Under
Broadway Federal's underwriting policies, a multi-family ARM may only be made in an amount up to 70% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal's primary market area, however, have resulted in increases in the loan-to-value ratios on Broadway
Federal's existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios that range from 120% to 135%, depending on the credit profile of the borrower and the underlying collateral. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

When evaluating the qualifications of the borrower for a multi-family loan, Broadway Federal considers, among other things, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and Broadway Federal's lending experience with the borrower. Broadway Federal's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, Broadway Federal generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

Broadway Federal's largest multi-family loan at December 31, 1996 is a participation loan, Broadway Federal's portion of which totalled $676,000 at such date. The loan is secured by a forty-unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan is secured by a twenty-eight unit property located in Los Angeles. At December 31, 1996, this loan had an outstanding balance of $664,000 and is currently performing according to its terms.

Multi-family loans are generally viewed as exposing the lender to a greater risk of credit loss than one- to four-family residential loans and typically involve higher loan principal amounts. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions such as those experienced in recent years in Southern California, which have had especially severe effects in Broadway Federal's primary market area in South Central Los Angeles, have resulted in declines in real estate values of multi-family properties that are more pronounced than for single family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by making such loans with lower loan-to-value ratios than the maximum ratios permitted for one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

NONRESIDENTIAL REAL ESTATE LENDING. Broadway Federal originates nonresidential real estate loans that are generally secured by properties used for churches and for business purposes such as small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of nonresidential real estate loans during the year ended December 31, 1996. Of the $16.1 million in Broadway Federal's nonresidential real estate loan portfolio at December 31, 1996, $12.5 million were originated prior to 1993.

Broadway Federal's nonresidential real estate loans are generally made in amounts up to 70% of the lower of the selling price or the appraised value of the property. Subsequent declines in the real estate values in Broadway Federal's primary market area have resulted in increases in the loan-to-value ratios on Broadway Federal's existing nonresidential mortgage loans. These loans may be made with amortizations and maturity dates of up to 30 years and are indexed to the COFI. Broadway
Federal's underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's expertise, credit history and profitability. Broadway Federal has generally required that the properties securing nonresidential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for nonresidential loans secured by church properties are slightly different than for non-church nonresidential real estate in that the ratios used in evaluating the loan are based upon the repayment source from church member contributions rather than income generated by rents or leases. The largest nonresidential real estate loan in Broadway Federal's portfolio was originated in 1987. It is secured by church property located in Inglewood, California, and had an outstanding balance at December 31, 1996 of $826,000. This loan is currently performing according to its terms. The second largest nonresidential real estate loan in Broadway Federal's portfolio is also secured by a church property located in Los Angeles, California, and had an outstanding balance at December 31, 1996 of $701,000. This loan is also performing according to its terms.

Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of such loans and made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of such loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay loans than for nonresidential or other types of nonresidential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of nonresidential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totalled $11.8 million and $11.6 million at December 31, 1996 and 1995, respectively.

Loans secured by nonresidential real estate properties generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by nonresidential real estate properties are often dependent on the successful operation or management of the properties. Repayment of such loans is typically dependent upon successful operation of the nonresidential property subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, the recent declines in real estate values in the Southern California regional economy have been more pronounced with respect to nonresidential real estate. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis and currently restricts such loans to its primary lending area.

CONSUMER LENDING. Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 1996, loans secured by savings accounts represented $1.4 million or 1.45% of Broadway
Federal's total loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate at least 2% above the rate paid on the account and, for a term expiring the earlier of one year from origination or upon the maturity of the account.

LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of Broadway Federal. The Loan Committee, which is comprised of a Senior Vice President--Chief Loan Officer and at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for developing, implementing and monitoring the lending policies of Broadway Federal and reviewing properties offered as security. The Board of Directors has authorized the following loan approval limits based upon the amount of Broadway Federal's total loans to each borrower: if the total of the borrower's existing loans and the loan under consideration is below $214,600, the new loan may be approved by one Loan Committee member; if the total of the borrower's existing loans and the loan under consideration is from $214,600 to $500,000, the new loan must be approved by two Loan Committee members; if the total of the borrower's existing loans and the loan under consideration is from $500,000 up to $850,000, the new loan must be approved by three Loan Committee members; and if the total of existing loans and the loan under consideration is $850,000 or more, the full Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved by one or two Loan Committee members are reviewed monthly by the two outside directors on the Loan Committee.

For all loans originated by Broadway Federal, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by either the staff appraiser of Broadway Federal or by an independent licensed or certified appraiser designated and approved by Broadway Federal. The Board annually approves the independent appraisers used by Broadway Federal and approves Broadway Federal's appraisal policy.

It is Broadway Federal's policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance prior to closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, private mortgage insurance is typically required and the borrower is required to make payments to a mortgage impound account from which Broadway Federal makes disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

DELINQUENCIES AND CLASSIFIED ASSETS. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures followed by Broadway Federal with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. When a borrower fails to make a required payment on a loan, Broadway Federal takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans, Broadway Federal generally sends the borrower a written notice of nonpayment after the loan is first past-due. In the event payment is not received promptly thereafter, additional letters and telephone calls are made. If the loan is still not brought current and it becomes necessary for Broadway Federal to take legal action, Broadway Federal generally commences foreclosure proceedings against all real property that secures the loan.

Broadway Federal ceases to accrue interest on all loans that are 90 days past-due. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized by Broadway Federal and the loan is returned to accrual status.

In the case of nonresidential real estate loans, Broadway Federal generally contacts the borrower by telephone and sends a written notice of non-payment upon expiration of the grace period. Decisions as to when to commence foreclosure actions for nonresidential real estate loans are made on a case-by-case basis. Broadway Federal may consider loan work-out arrangements with these types of borrowers in certain circumstances.

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by Broadway Federal as real estate acquired through foreclosure ("REO") and is carried in Broadway Federal's consolidated financial statements at its fair value less the costs estimated to be necessary to sell the property. Federal regulations and Broadway Federal's internal policies require that Broadway Federal utilize an asset classification system as a means of reporting problem and potential problem assets. Broadway Federal has incorporated asset classifications as a part of its credit monitoring system and thus classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets.
An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose Broadway Federal to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention."

When a federally insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful", it is required to establish an allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The
OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the decline in local and regional real estate market values and the significant losses experienced by many financial institutions, a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions has been undertaken as part of the examination of institutions by the OTS and the FDIC. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 1996, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal's loan portfolio, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies' evaluation of the facts available to them at that time, thereby negatively affecting Broadway Federal's financial condition and earnings.

At December 31, 1996, Broadway Federal had $4.1 million of loans classified as "Substandard," and the largest loan so classified had a principal balance of $284,000 secured by a multi-family residential property. At December

31, 1996 there were $66,000 in loans classified as "Doubtful" and $131,000 of loans classified as "Loss". As of December 31, 1996, loans designated as "Special Mention" included 28 loans totalling $4.4 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 1996, the largest loan designated as "Special Mention" had a principal balance of $553,000 secured by a nonresidential property.

Broadway Federal obtains appraisals on an annual basis on REO properties. Broadway Federal generally conducts external inspections on REO properties (excluding land) on at least a quarterly basis.

The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:

                                                                    December 31,
                         -------------------------------------------------------------------------------------------------
                                              1996                                              1995
                         -----------------------------------------------   ----------------------------------------------
                                 60-89 Days           90 Days or More            60-89 Days            90 Days or More
                         ----------------------   ----------------------   ---------------------   ----------------------
                                     Principal                Principal                Principal    Mumber      Principal
                          Number     Balance of     Number    Balance of    Number     Balance of     of         Balance
                         of Loans      Loans       of Loans     Loans      of Loans      Loans       Loans       of Loans
                         --------    ----------    --------   ----------   --------    ----------   --------    ---------
One- to four-family         7          $   10          9        $  971         11        $  480        8          $  622
Multi-family                -               -          3           638          3           763        -               -
Construction and land       -               -          -             -          1            58        1               5
Other loans                 -               -          2           247          -             -        1              24
                         --------    ----------    --------   ----------   --------    ----------   --------    ---------
Total                       7          $   10         14        $1,856         15        $1,301       10          $  651
                         --------    ----------    --------   ----------   --------    ----------   --------    ---------
Delinquent loans to
   total gross loans                     0.01%                    1.89%                    1.43%                    0.71%
                                     ==========               ==========               ==========               =========


NON-ACCRUAL LOANS AND REO. Nonperforming assets, consisting of non-accrual loans and REO, increased from $2.5 million at December 31, 1995 to $2.8 million a December 31, 1996. The $335,000 increase consisted of a $1.2 million increase in non-accrual loans, offset by a $888,000 decrease in REO. As a percentage of total assets, nonperforming assets were 2.39% at December 31, 1996, compared to 2.10% at December 31, 1995. The allowance for loan losses was 62.65% of nonperforming loans at December 31, 1996, compared to 137.63% at December 31, 1995.

Included in the following table is information regarding Broadway Federal's non-accrual loans and REO at the dates indicated. For the years ended December 31, 1996 and 1995, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $147,000 and $104,000, respectively, as compared with the respective amounts actually earned on non-accrual loans of $68,000 and $58,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are non-accrual at December 31, 1996. There were no accruing loans contractually past due 90 days or more at December 31, 1996.

                                                           AT DECEMBER 31,
                                                       -----------------------
                                                         1996           1995
                                                       --------        -------
Non-accrual loans:                                     (Dollars in thousands)
     Residential real estate:
          One- to four-family                           $   987        $   622
          Construction and Land                               -              5
     Other loans                                            887             24
                                                        -------        -------
     Total non-performing loans                           1,874            651
REO                                                         933          1,820
                                                        -------        -------
     Total non-performing assets                       $  2,807       $  2,471
                                                        -------        -------
                                                        -------        -------
Allowance for loan losses as a percentage of
     total loans                                             1.19%         0.98%
Allowance for loan losses as a percentage of
     total non-performing loans                             62.65        137.63
Allowance for losses as a percentage of total
     non-performing assets (1)                              47.95         45.08
Non-performing loans as a percentage of total
     loans                                                   1.90          0.71
Non-performing assets as a percentage of total
     assets                                                  2.39          2.10
Net charge-offs to average loans                             0.33          0.19
Impaired loans as a percentage of total loans                2.03          3.09

__________________
(1)  Allowance for losses includes valuation allowances on loans and REO.

At December 31, 1996, the total recorded investment in impaired loans (a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement) was $2.0 million. Of this amount, $770,000 had a related impairment allowance totalling $97,000 at December 31, 1996. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of operations. During the year ended December 31, 1996, Broadway Federal's average investment in impaired loans was $2.1 million, and interest income recorded on impaired loans during this period totalled $176,000. Impaired loans which are performing under their contractual terms are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

ALLOWANCE FOR LOAN LOSSES

Broadway Federal's allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on Management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that Management considers adequate to cover losses in loans receivable which are deemed probable and estimable. The Board of Directors of Broadway Federal reviews the level and reasonableness of the monthly provision for loan losses, as well as the matrix which supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, Management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and Broadway Federal's underwriting policies. To determine the overall allowance, Management periodically reviews all loans by loan category (i.e., one- to four-family, multi-family, nonresidential real estate, etc.). Adjustments to the loan loss allowance are made by Broadway Federal based upon Management's analysis of each category of loans and of the potential risk factors within each category. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Loan loss provisions may be recaptured for a particular loan category if Management determines that the factors which existed and required higher provisions are no longer present. Loan loss provisions may be increased if Management becomes aware of factors elevating the risk in that loan category.

As of December 31, 1996, Broadway Federal's allowance for loan losses was 1.19% of total loans, as compared to 0.98% of total loans as of December 31, 1995. Broadway Federal had non-accrual loans of $1.9 million and $651,000 at December 31, 1996 and 1995, respectively. Broadway Federal seeks to anticipate problems and take appropriate steps to resolve them through its internal asset review procedures. Such procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Broadway Federal will continue to monitor and modify its allowances for loan losses as conditions dictate. Although Broadway Federal maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Broadway Federal's allowance for loan losses. Such agencies may require Broadway Federal to make additional provisions for estimated loan losses based upon judgments of the information available at the time of the examination.

For loans transferred to REO, any excess of cost or recorded investment over the fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 1996, Broadway Federal had $933,000 of REO, net of valuation allowances.

The following table sets forth Broadway Federal's allowances for loan and real estate losses at the dates indicated:

                                                           DECEMBER 31,
                                                     ------------------------
                                                     1996               1995
                                                    -------            -------
Allowance for loan losses:                                (In thousands)
     Balance at beginning of year                   $   896            $   670
     Charge-offs, net:
          One- to four-family                           285                 17
          Multi-family                                   23                146
          Construction and Land                           -                  -
          Other                                           -                 10
                                                    -------            -------
          Total Charge-offs (1)                         308                173
Provision charged to income                             586                399
                                                    -------            -------
Balance at end of year                                1,174                896
                                                    -------            -------
Allowance for REO
     Balance at beginning of year                       218                150
     Provision for losses                               283                 68
     Charge-offs                                       (320)                 -
                                                    -------            -------
Balance at end of year                                  181                218
                                                    -------            -------
Total                                              $  1,355          $   1,114
                                                    -------            -------
                                                    -------            -------

_______________
(1) There was one recovery during the year ended December 31, 1996 totalling $5,000 and no recoveries for the year ended December 31, 1995.

The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans to total loans in each of the categories listed.

                                              ALLOCATION OF THE ALLWANCE FOR LOAN LOSSES AT DECEMBER 31,
                                ----------------------------------------------------------------------------------------
                                                   1996                                          1995
                                -------------------------------------------  --------------------------------------------
                                                             PERCENTAGE OF                                  PERCENTAGE OF
                                             PERCENTAGE OF   LOANS IN EACH              PERCENTAGE OF       LOANS IN EACH
                                              ALLOWANCE TO     CATEGOY TO                ALLOWANCE TO        CATEGORY TO
                                  AMOUNT     TOTAL ALLOWANCE   TOTAL LOANS   AMOUNT     TOTAL ALLOWANCE      TOTAL LOANS
                                 --------    ---------------   -----------  -------     ---------------      ------------
                                                                  (DOLLARS IN THOUSANDS)
One- to Four-family            $     272        23.17%          51.48%       $  271            30.25%            58.44%
Multi-family                         342        29.13           30.05           234            26.12             22.29
Nonresidential                       199        16.95           16.71           172            19.20             17.08
Construction and Land                  2         0.17            0.23             9             1.00              0.24
Other                                 24         2.04            1.53            29             3.24              1.95
Unallocated                          335        28.54              -            181            20.20                -
                               ---------       ------          ------        ------           ------            -------

Total valuation allowance      $   1,174       100.00%         100.00%       $  896           100.00%           100.00%
                               ---------       ------          ------        ------           ------            -------
                               ---------       ------          ------        ------           ------            -------


INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets are limited to investments that a federally chartered savings institution is authorized to make directly. Additionally, Broadway Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation--Federal Home Loan Bank System" and "--Liquidity." Historically, Broadway Federal has maintained liquid assets above the minimum OTS requirements and at levels Management believed to be adequate to support its normal daily activities.

The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank's lending activities.
 The Company's investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, including certificates of deposit, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association ("GNMA"), and municipal obligations that have a rating which exceeds or is the equivalent of an "A" rating as determined by Standard and Poor's Ratings Group or Moody's Investors Service. Bankers acceptances from any one issuer are limited to 10% of the Company's capital and commercial paper is limited to 1% of the Company's assets. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 1996, the Company had investment securities in the aggregate amount of $10.3 million with a fair value of $10.3 million. All investment securities were categorized as held-to-maturity and none were categorized as available-for-sale.

The following table sets forth information regarding the carrying and fair values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                          1996                      1995
                                ------------------------  ----------------------
                                  CARRYING       FAIR       CARRYING      FAIR
                                    VALUE        VALUE        VALUE       VALUE
                                 ----------    ---------    ---------    -------
                                                    (IN THOUSANDS)

Cash and Cash Equivalents:
  Cash on hand and in banks
                                 $   1,530   $   1,530     $   1,962   $   1,962
  Restricted cash-stock
   subscriptions(1)                      -           -        14,454      14,454
  Federal funds sold                 3,650       3,650         1,345       1,345
                                  --------    --------    ----------  ----------
Total cash and cash equivalents   $  5,180    $  5,180    $   17,761  $   17,761
                                  --------    --------    ----------  ----------
                                  --------    --------    ----------  ----------
Investment securities:
  Held to maturity:
   Mortgage-Backed Securities    $     425   $     417             -           -
   U.S. Government and
    Federal agency
    obligations                      9,946       9,924     $   5,495   $   5,519
                                  --------    --------    ----------  ----------
Total investment securities     $   10,371  $   10,341     $   5,495   $   5,519
                                  --------    --------    ----------  ----------
                                  --------    --------    ----------  ----------

________________________
(1) At December 31, 1995, $14.5 million in stock subscription proceeds were included in restricted cash-stock subscriptions.

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of December 31, 1996.


                                                                 AT DECEMBER 31, 1996
                             ------------------------------------------------------------------------------------------------
                                                                                     FIVE TO
                                   LESS THAN                ONE TO FIVE                TEN
                                    ONE YEAR                   YEARS                  YEARS                      TOTAL
                              -----------------------  ----------------------  --------------------      ---------------------
                                            WEIGHTED                 WEIGHTED               WEIGHTED                  WEIGHTED
                               CARRYING      AVERAGE     CARRYING     AVERAGE  CARRYING      AVERAGE      CARRYING     AVERAGE
                                 VALUE        YIELD        VALUE       YIELD     VALUE        YIELD         VALUE       YIELD
                               ---------    ---------    --------    --------  ---------    ---------      --------   ---------
Federal funds sold               $ 3,650       5.97%           -           -          -           -      $3,650          5.97%
Investment securities:
 Held to maturity:
  Mortgage-Backed Securities           -          -      $   425        5.45%         -           -         425          5.45
  U.S. Government and Federal
    Agency obligations             4,952       5.69        4,994        5.95          -           -       9,946          5.82
                                 -------      ------     -------       -----       -------     ------   -------         ------
Total investment securities      $ 8,602       5.81%     $ 5,419        5.91%         -           -     $14,021          5.85%
                                 -------      ------     -------       -----       -------     ------   -------         ------
                                 -------      ------     -------       -----       -------     ------   -------         ------

SOURCES OF FUNDS

GENERAL. Deposits are a major source of Broadway Federal's funds used for lending and other investment activities and general business purposes. In addition to deposits, Broadway Federal derives funds from loan repayments and prepayments, proceeds from sales of loans and investment securities, maturities of investment securities, cash flows generated from operations and, to a lesser extent, FHLB advances.

DEPOSITS. Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal's deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal's deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail "core" deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which Management believes tend to be more stable and at a lower cost than other, higher yielding types of
deposits.   However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal's ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank.
As of December 31, 1996 out-of-state deposits totalled $5.0 million or 4.90% of Broadway Federal's total deposit portfolio. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff. Management continually monitors Broadway Federal's certificate accounts.

Included in savings deposits at December 31, 1995 are corporate nonwithdrawable pledged savings accounts (the "Accounts") totalling $1,000,000. The Accounts were opened in September 1993 and had an annual fixed interest rate of 5%. In connection with the conversion of Broadway Federal from a mutual to stock institution on January 8, 1996, the holders of the Accounts used the funds in the Accounts to purchase the maximum amount of the Company's Common Stock permitted under the plan of conversion and purchased shares of the Company's Preferred Stock with the remainder of the Account balances not used to purchase shares of Common Stock. Also included in passbook savings deposits as of December 31, 1995 is $14.5 million related to stock subscriptions for Broadway Federal's then pending Conversion. See Note 9 to the Consolidated Financial Statements attached hereto.

In the unlikely event of a complete liquidation of Broadway Federal, deposit account holders would have claims for the amount of their deposit accounts, including accrued interest, and would receive the protection of SAIF insurance up to applicable limits. In addition, deposit account holders would be entitled to full payment of their deposit accounts prior to payment of the stockholders of the Company. See "--Regulation--Deposit Insurance."

The following table presents the deposit activity of Broadway Federal for the periods indicated.

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996                     1995
                                           ----------                ---------
                                                     (IN THOUSANDS)

Deposits                                     $171,545                 $162,834
Withdrawals                                   182,074                  146,830
                                             --------                 --------
Net Deposits (Withdrawals)                    (10,529)                  16,004
Interest credited on deposits                   2,803                    2,461
                                             --------                 --------
Total (Decrease) Increase in deposits        $ (7,726)                $ 18,465
                                             --------                 --------
                                             --------                 --------

The following table sets forth the distribution of Broadway Federal's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                               DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                                            1996                                          1995
                                           ---------------------------------------      ---------------------------------------
                                                                          WEIGHTED                                     WEIGHTED
                                            AVERAGE       PERCENTAGE       AVERAGE       AVERAGE       PERCENTAGE       AVERAGE
                                            BALANCE        OF TOTAL         RATE         BALANCE        OF TOTAL          RATE
                                           ---------      ----------      --------      ---------      ----------       -------
Money market deposits                       $  4,264          4.27%         2.24%        $  4,478           4.67%          2.07%
Passbook deposits                             32,258         32.31          2.00           34,384          35.87           1.84
NOW and other demand deposits                 10,782         10.80          0.56            9,024           9.42           0.54
                                            --------      ---------                      --------        --------
Total                                         47,307         47.38                         47,886          49.96
                                            --------      ---------                      --------        --------
Certificate Accounts:
     Three months or less                      1,817          1.82          3.75            1,895            1.98          3.57
     Over three months through six
     months                                   10,123         10.14          4.77           10,027           10.46          4.28
     Over six through twelve months           14,019         14.04          5.24           11,214           11.70          5.12
     Over one to three years                  11,459         11.48          5.56            9,565            9.98          4.91
     Over three to five years                  3,147          3.15          5.76            2,520            2.63          5.67
     Over five to ten years                    1,473          1.48          6.58            1,289            1.34          7.29
     Certificates over $100,000               10,507         10.52          5.10           11,456           11.95          5.31
                                            --------      ---------                      --------        --------
Total certificates                            52,545         52.62                         47,966           50.04
                                            --------      ---------                      --------        --------
Total deposits                              $ 99,852        100.00%                      $ 95,852          100.00%
                                            ========      =========                      ========        ========


The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996 and 1995.


                                              PERIOD TO MATURITY AT DECEMBER 31, 1996
                          -------------------------------------------------------------------------         AT
                           LESS THAN      ONE TO           TWO TO                                        DECEMBER
                           ONE YEAR     TWO YEARS       THREE YEARS     THEREAFTER         TOTAL         31, 1995
                          ---------     --------        -----------     ----------       -------         --------
Certificate Accounts:                                 (DOLLARS IN THOUSANDS)
  0 to 4.00%              $  3,759        $      4        $    2         $     2         $  3,767        $  3,831
  4.01 to 5.00%             14,314           1,027           215             124           15,680          15,025
  5.01 to 6.00%             27,462           4,198           851             574           33,085          29,087
  6.01 to 7.00%              1,472             211           447           2,007            4,137           3,392
  7.01 to 8.00%                269               -             -               -              269             348
  8.01 to 9.00%                252               -             -               -              252             607
  Over 9.00%                     -               -             -               -                -               -
                          --------        --------        -------        -------         --------        --------
Total                     $ 47,528        $  5,440        $ 1,515        $ 2,707         $ 57,190        $ 52,290
                          ========        ========        =======        =======         ========        ========




BORROWINGS

From time to time Broadway Federal has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See "--Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1996 and 1995, Broadway Federal had no advances outstanding from the FHLB and no other borrowings.

The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:

                                              AT OR FOR THE YEAR ENDED
                                                     DECEMBER 31,
                                              ------------------------
                                                1996            1995
                                              --------        --------
                                               (DOLLARS IN THOUSANDS)
FHLB advances:
Average balance outstanding                     $   83             -
Maximum amount outstanding at any                1,000             -
 month-end period
Balance outstanding at end of period                 -             -
Weighted average interest rate during              5.67%           -
 the period

Weighted average interest rate at end              -              -
of period

SUBSIDIARY ACTIVITIES

BSC provides trustee services for Broadway Federal and receives commissions from the sale of mortgage, life and fire insurance. In the past, BSC has been involved in real estate development projects. Broadway Federal does not currently intend to engage in any future real estate development projects through BSC or otherwise. As of December 31, 1996, and for the twelve months then ended, BSC had total assets of $172,000 and net earnings of $9,000.

PERSONNEL

At December 31, 1996, Broadway Federal had 45 full-time employees and 5 part-time employees.

REGULATION

GENERAL

The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. Broadway Federal is a federally chartered savings bank, is a member of the FHLB System and its deposits are insured through the SAIF managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

Broadway Federal is further subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Financial institutions, including Broadway Federal, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of certain adverse environmental conditions thereof.

The descriptions of the statutes and regulations applicable to the Company and its subsidiaries and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on the Company, Broadway Federal and the Company's other subsidiaries and also do not purport to identify every statute and regulation that may apply to the Company, Broadway Federal and the Company's other subsidiaries.

The OTS has primary enforcement authority over savings institutions and their holding companies that includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist orders and to initiate injunctive actions and removal and prohibition orders against officers, directors and certain other "institution affiliated parties." In general, enforcement actions may be initiated for violations of specific laws and regulations and for unsafe or unsound conditions or practices.

The FDIC has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after receipt of a recommendation from the FDIC, the FDIC may take such action if the FDIC Board of Directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after giving notice to the OTS.

The FDIC may also terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.

DEPOSIT INSURANCE

The FDIC administers two separate deposit insurance funds. The SAIF is the insurance fund responsible for insuring the deposits of savings institutions, the deposits of which were formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The Bank Insurance Fund (the "BIF") is the insurance fund responsible for insuring the deposits of commercial banks and certain other institutions. Broadway Federal is a member of the SAIF.

The FDIC has the authority to set the respective deposit insurance premiums of the SAIF and of the BIF at levels it determines to be appropriate to maintain the SAIF or BIF reserves or to fund the administration of the FDIC. In addition, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") authorizes emergency special assessments applicable to BIF and SAIF members. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which until the third quarter of 1996 ranged from 0.23% to 0.31%, as compared with the uniform 0.23% rate that had previously been in effect. During 1996, Broadway Federal's assessment rate was 0.26%.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIF Act") was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as the Bank, estimated to be $0.675 per $100 of SAIF-deposits as of March 31, 1995. Beginning January 1, 1997, the same risk-based assessment schedule applies to both SAIF members and BIF members - $0.00 to $0.27 per $100 of deposits. The DIF Act also provided for full pro rata sharing by all federally-insured institutions by January 1, 2000 of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the BIF and SAIF charters are then merged), FICO premiums for BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The DIF Act provides for the merger of the BIF and the SAIF on January 1, 1999 into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999. At March 31, 1995, the Bank had $93.5 million in deposits and on November 27, 1996 the Bank paid a special assessment of $614,247.

Although the 65.7 basis point one-time recapitalization fee has adversely impacted the Bank's operating expenses and results of operations, the Bank remains a "well-capitalized" institution. On a going forward basis, the Act will result in a significant reduction in the Bank's deposit insurance premiums. In addition, it is anticipated that this reduction will diminish the competitive advantage that BIF-insured institutions had prior to the passage of the Act due to their lower deposit premium costs.

Also included in the budget reconciliation bill are provisions that eliminate the deduction for additions to tax bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The bill also generally requires "recapture" (i.e., inclusion in taxable income) of the balance of such reserve accounts to the extent they exceed a base year amount (generally the balance of reserves as of December 31, 1987 reduced proportionately for any reduction in an institution's loan portfolio) in ratable installments over a six-year period. The legislation also requires recapture of reserves, including the base year amounts, in the event of certain distributions to shareholders in excess of current or accumulated earnings and profits, or redemptions, or in the event of liquidations or certain mergers or other corporate transactions.

CAPITAL REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the capital regulations of the OTS promulgated thereunder (the "Capital Regulations") require savings institutions to meet three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." In addition to the general standards, the OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

A savings institution that fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS Director requiring one or more of the following: an increase in capital; a reduction of rates paid on savings accounts; cessation of or limitations on operational expenditures; an increase in liquidity; and such other actions as may be deemed necessary or appropriate by the OTS Director. In addition, a conservator or receiver may be appointed under appropriate circumstances.

The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including purchased and originated mortgage servicing rights and certain other intangibles, which may be included on a limited basis. "Originated mortgage servicing rights" consist of the servicing rights with respect to loans that are originated and then sold by the institution or that are categorized by it as held for sale.

A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus purchased and originated mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1996 and 1995, Broadway Federal's general valuation allowance included in supplementary capital was $905,000 and $805,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

The OTS, the FDIC and other federal banking agencies recently amended their risk-based capital regulations to provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or credit, or risks arising from nontraditional activities, (ii) that the institution is not adequately managing these risks, (iii) significant exposure to market risk. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

The OTS has adopted a rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1996 there was no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

Following is a reconciliation of Broadway Federal's equity capital to the minimum Federal regulatory capital requirements as of December 31, 1996 and December 31, 1995:

                                      AS OF DECEMBER 31, 1996                  AS OF DECEMBER 31,1996
                               ------------------------------------     ----------------------------------
                               TANGIBLE      CORE        RISK-BASED     TANGIBLE       CORE     RISK-BASED
                               CAPITAL      CAPITAL       CAPITAL        CAPITAL      CAPITAL     CAPITAL
                               --------     --------     --------         -------     -------    ---------
                                                               (In thousands)
GAAP Capital                   $ 10,299     $ 10,299     $ 10,299         $ 5,581     $ 5,581    $ 5,581
Pledged Deposits(1)                   -            -                        1,000       1,000      1,000
Additional
 supplementary capital:
General valuation allowance           -            -          905               -           -        805
                               --------     --------     --------         -------     -------    -------
Regulatory capital amounts       10,299       10,299       11,204           6,581       6,581      7,386
Minimum requirement               1,720        3,440        5,791           1,766       3,532      5,217
                               --------     --------     --------         -------     -------    -------
Excess over requirement        $  8,579     $  6,859     $  5,413         $ 4,815     $ 3,049    $ 2,169
                               ========     ========     ========         =======     =======    =======

----------
(1) Broadway Federal had $1,000,000 in nonwithdrawable pledged deposits as of December 31, 1995, all of which pledged deposits were used to purchase Common Stock and Preferred Stock in the Conversion. See "--Sources of Funding--Deposits."

The Federal Deposit Insurance Act contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." The PCA provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier stage than was previously the case.

The OTS regulations implementing the PCA provisions define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a

Tier 1 risk-based or core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the PCA regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996, Broadway Federal was a well-capitalized institution.

Under the PCA provisions, an institution that is deemed to be undercapitalized is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions: (i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exist); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or require asset reductions; (vi) require the institution or a subsidiary to alter, reduce or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office for more than 180 days before the institution became undercapitalized;
(ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions. In addition, subject to a limited exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized.

LOANS TO ONE BORROWER

Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The Office of the Comptroller of the Currency has recently amended its loan to one borrower limitation (following similar amendment of the corresponding regulation for national banks), to, among other things, define the term "unimpaired capital and unimpaired surplus" by reference to an institution's regulatory capital, and also to include in the basic 15% of capital lending limit that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1996, the maximum amount which Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $1.7 million. However, pursuant to Broadway Federal's loan to one borrower policy, the maximum amount which Broadway Federal may lend to any one borrower is $1,250,000. At December 31, 1996, the largest aggregate amount of loans which Broadway Federal had outstanding to any one borrower was $826,000.

FEDERAL HOME LOAN BANK SYSTEM

The FHLB system provides a central credit facility for member institutions. As a member of the FHLB system, Broadway Federal is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding FHLB advances (borrowings).

Each FHLB is required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve troubled savings institution cases, to fund the principal and a portion of the interest on the REFCORP bonds and certain other obligations. In addition, each FHLB must transfer a percentage of its annual net earnings to a federal affordable housing program. That amount increased from 5% of the annual net earnings of the FHLB in 1990 to at least 10% of its annual net earnings in 1995 and subsequent years. As a result of these requirements, which began in 1989, the earnings of the FHLB of San Francisco were reduced and the Bank received reduced dividends on its FHLB of San Francisco stock as compared with prior periods. Broadway Federal recorded dividend income on its FHLB of San Francisco stock in the amounts of $49,000 and $40,000 for the years ended December 31, 1996 and 1995, respectively. If dividends are further reduced, or interest on future FHLB advances increased, Broadway Federal's net interest income would likely also be reduced.
Further, there can be no assurance that the impact of recent legislation on the FHLB would not cause a decrease in the value of the FHLB stock held by Broadway Federal.

LIQUIDITY

Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. Federal regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1996, the total liquidity and total short-term liquidity ratios of Broadway Federal were 14.04% and 9.55%, respectively, which exceeded the total requirements.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Broadway Federal was rated "outstanding" in its last CRA exam.

QUALIFIED THRIFT LENDER TEST

Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to maintain on an averaging basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. At December 31, 1996, Broadway Federal was in compliance with its QTL test requirements.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

As a savings and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary of the Company. Prior OTS approval is required for the Company to acquire an additional savings association as a subsidiary.

Similarly, OTS approval must be obtained prior to any person acquiring control of the Company or Broadway Federal. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

The Company is considered an "affiliate" of Broadway Federal for regulatory purposes. Savings institutions are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System and certain additional limitations. In addition, savings institutions are generally prohibited from extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities which the Federal Reserve Board has determined to be permissible for bank holding companies and which the OTS has not disapproved.

A savings and loan holding company that controls only one savings institution is exempt, if the institution meets its QTL test, from restrictions on the conduct of unrelated business activities that are applicable to other savings and loan holding companies and that are similar to the restrictions on the conduct of unrelated business activities that are applicable to bank holding companies under the Bank Holding Company Act.

SERVICE CORPORATIONS

Federal regulations permit federal savings institutions to invest in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") that engage in certain prescribed activities and to make loans to these corporations (and to projects in which they participate) in an aggregate amount not to exceed 3% of the institution's assets, as long as any investment over 2% serves primarily community development or inner-city purposes. Additionally, federal regulations permit an institution having regulatory capital in an amount at least equal to the minimum requirements set forth in the applicable OTS regulations to make additional loans to such subsidiaries in an aggregate amount which, generally, may not exceed 100% of the regulatory capital in the case of subsidiaries of which the institution owns or controls not more than 10% of the capital stock of certain limited partnership joint ventures and 50% of regulatory capital in the case of certain other subsidiaries or joint ventures. Federal savings institutions are also permitted to invest in and maintain so-called "operating subsidiaries" (generally, subsidiaries that are engaged solely in activities the parent institution could conduct directly and meeting certain other criteria) free of such investment limitations.

RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

Savings institution subsidiaries of holding companies generally are required to provide advance notice to their OTS Regional Director of any proposed declaration of a dividend on the institution's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

Limitations are imposed under OTS regulations on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish a tiered system of regulation with the greatest flexibility being afforded to well-capitalized institutions.

An institution that meets its fully phased-in capital requirements is permitted to make capital distributions, without prior OTS approval, during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date) and (ii) 75% of its net income over the most recent four-quarter period. An institution that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions, without prior OTS approval, of up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An institution that does not meet its minimum regulatory capital requirements prior to, or on a pro forma basis after giving effect to, a proposed capital distribution, or that the OTS has notified as needing more than normal supervision, is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

The OTS has proposed an amendment to its capital distribution regulation to conform to its PCA regulations by replacing the current "tiered" approach summarized above with one that would allow institutions to make capital distributions that would not result in the institution falling below the PCA "adequately capitalized" capital category. Under this proposal, an institution would be able to make a capital distribution (i) without notice or application, if the institution is not held by a savings and loan holding company and received a composite CAMEL rating of 1 or 2, (ii) by providing notice to the OTS if, after the capital distribution, the institution would remain at lease "adequately capitalized," or (iii) by submitting an application to the OTS.

The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

LENDING STANDARDS

The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administrations procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

TAX MATTERS

FEDERAL INCOME TAX

GENERAL. The Company and Broadway Federal report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly Broadway Federal's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Broadway Federal or the Company.

BAD DEBT RESERVE. In 1995 and prior years, Broadway Federal qualified under a provision of the Code which allowed qualifying savings institutions to establish reserves for bad debts, and make additions to such reserves, using certain preferential methodologies. For 1996 and subsequent years, the Small Business Job Protection Act of 1996 (the "1996 Act") repealed the preferential bad debt reserve methodologies previously allowed.

Pursuant to the 1996 Act, a small bank (a bank with $500 million or less of assets), may continue to utilize a reserve method of accounting for bad debt, under which additions to reserves are based on the institution's actual loss experience. Broadway Federal qualifies as a small bank, and, in 1996, utilized the reserve method of accounting for bad debts based on Broadway Federal's actual loss experience.

The elimination of the preferential bad debt reserve methodologies allowed to qualified savings institutions by the Small Business Job Protection Act of 1996 requires Broadway Federal to recapture into taxable income the amount of which its bad debt reserve as of December 31, 1995 (other than its supplemental reserve) exceeds the reserve allowable using a computation based upon actual experience, or its 1987 reserve balance, if larger. Such excess reserves (approximately $264,000) are required to be recaptured into taxable income over a period of 6-years.

The balance of Broadway Federal's bad debt reserves accumulated prior to 1988 (approximately $3.0 million) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of Broadway Federal's current and accumulated earnings and profits, a redemption of shares, a partial or complete liquidation of Broadway Federal or the failure of Broadway Federal to qualify as a "bank" for federal income tax purposes. However, dividends paid out of Broadway Federal's current or accumulated earnings and profits, as computed for federal income tax purposes, will not cause recapture. Broadway Federal does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves.

DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from Broadway Federal as a member of the same affiliated group of corporations.

CALIFORNIA TAX

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to the California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is the rate on general corporations plus 2%. The tax rate applicable to the Company's 1996 taxable year was 11.3% (9.3% plus 2%). For income tax years beginning on or after January 1, 1997, the tax rate on general corporations has been reduced to 8.84%, and, accordingly, the Company's tax rate will be reduced to 10.84% (8.84% plus 2%). Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

DELAWARE TAX

As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. For the year ended December 31, 1996 the Company paid franchise taxes of $7,000.



ITEM 2.  DESCRIPTION OF PROPERTY

Broadway Federal conducts business through a temporary administrative and corporate office that also serves as a branch office and two other branch offices. Until February 1997 Broadway Federal's loan origination and service operations were conducted from a separate facility. Currently such services are conducted from one of Broadway

Federal's three branch offices. Broadway Federal's administrative and corporate offices are currently located at its branch office at 4835 West Venice Boulevard. Its former administrative and corporate offices, which were destroyed during the 1992 Los Angeles civil disturbance, were located at 4501 S. Broadway Boulevard.

There are no mortgages, material liens or encumbrances against any of Broadway Federal's owned properties and Management believes that all properties are adequately covered by insurance, and that the carrying amount of the properties approximates their fair values. Management also believes that Broadway Federal's facilities are adequate to meet the present needs of Broadway Federal and the Company, but that it may be necessary to lease or construct other facilities to meet the longer term needs of Broadway Federal and the Company.

                                                                                                                 Net Book Value
                                                                                                                 OF PROPERTY OR
                                                                      ORIGINAL DATE                                 LEASEHOLD
                                             LEASED OR                  LEASED OR           DATE OF LEASE        IMPROVEMENTS AT
 LOCATION                                      OWNED                     ACQUIRED            EXPIRATION         DECEMBER 31, 1996
 --------                                    ---------                -------------         -------------       -----------------

 ADMINISTRATIVE/BRANCH OFFICE:
 4835 West Venice Blvd.(1)                   Building                      1965                 2013                $ 137,000
 Los Angeles, CA                             Owned on
                                             Leased Land

 BRANCH OFFICE:
 4429 South Broadway Blvd.(1)                Owned                         1977                   -                    91,000
 Los Angeles, CA

 BRANCH OFFICE/LOAN ORIGINATION
 AND SERVICE CENTER:
 170 N. Market Street(1)(6)                  Owned                         1996                   -                   672,000
 Inglewood, CA


 APPRAISAL DEPARTMENT:
 8467 South Van Ness Ave.(2)                 Owned                         1994                   -                   132,000
 Inglewood, CA

 OTHER PROPERTY:
 4501 South Broadway Blvd.(3)                Owned                     Approx. 1954               -                    32,000
 Los Angeles, CA

 4429 West Adams Blvd.(4)                    Owned                         1993                   -                   196,000
 Los Angeles, CA

 Lots 31, 32 and 33 on 45th Street           Owned                         1987                   -                    28,000
 and Broadway Blvd.,
 Los Angeles, CA (5)

 4001 South Figueroa Street (7)
 Los Angeles, CA                             Owned                         1996                   -                  415,000


______________________
(1)  These offices are used as savings branch facilities.
(2) Premises originally acquired by Broadway Federal through foreclosure in 1994. This asset was subsequently transferred to Broadway Federal premises and renovated, and as of December 31, 1996 was used as Broadway Federal's loan origination and service center. In February 1997 the loan origination and service operations were relocated to the new Inglewood branch facility at 170 N. Market Street. The Van Ness property is now being used for appraisal department operations.
(3) The building previously located on this land was destroyed during the 1992 Los Angeles civil disturbance. Broadway Federal has decided to relocate its Administrative Office in the near future. When the new branch office, located at 4001 South Figueroa Street, is completed it is anticipated that this site will be sold.
(4) Broadway Federal acquired this property in 1993 in anticipation of including it as part of a proposed new corporate facility. The acquisition of the adjacent parcels, which were needed to begin construction on the corporate facility, has not yet occurred. This property will be sold at a future date.
(5) These lots were previously used as parking for the building destroyed in 1992. These lots will be sold at a future date when the branches new facility is completed.
(6) In July 1996 the property located at 170 N. Market Street was acquired in anticipation of relocating the former 110 S. La Brea branch facility upon expiration of the lease on September 30, 1996. The expired lease was not renewed and the branch was successfully relocated to the new facility in January 1997. The cost of the facility was $412,000 and Broadway Federal incurred renovation costs of approximately $400,000.
(7) In December 1996, Broadway Federal acquired this property. The property is 19,200 square feet of unimproved real estate which will be used to build the Bank's new branch facility. When complete, the

     Bank's branch office currently housed in a modular facility, located at 4429 South Broadway Blvd., will be relocated to this new facility. The cost of the property was $415,000, and to date, the cost of constructing the new branch has not been determined. The source of funds for this acquisition is the insurance proceeds received for property that was destroyed during the 1992 Los Angeles civil disturbance.

Broadway Federal's property located at 4501 S. Broadway Boulevard, Los Angeles served as Broadway Federal's main office until it was destroyed by fire in April of 1992. Since that time, the administrative operations of Broadway Federal have been conducted from shared office space at Broadway Federal's branch office located on Venice Boulevard in the City of Los Angeles. Although insurance proceeds were sufficient to cover the damages from the fire, Management has determined that it would not be practical to rebuild the main office building on the same site and will instead locate a new site.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, none of which Management believes is material to the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.




                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." The Common Stock began trading on January 9, 1996. As of March 12, 1997, 892,688 shares of Common Stock were outstanding and held by approximately 446 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

                                        1996
                                       ------
                          4TH             3RD            2ND             1ST
                        QUARTER         QUARTER        QUARTER         QUARTER
                       ---------       ---------      ---------       ---------
 High..........         10 1/2          10             11              10 3/4
 Low..........           9               9 5/8         10              10

The Company's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporations's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. During the twelve months ended December 31, 1996, the Company paid quarterly dividends totalling $178,000 to Common Stock shareholders. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in the future.

The Company's principal source of income in 1996 was interest from investments. Dividends from the Bank are a potential source of income for the Company. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule established "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as Broadway Federal that meet their fully phased-in capital requirements the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) net income to date during the current year and (2) the amount that would reduce by one-half the Bank's surplus capital ratio at the beginning of the current year.

The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from a mutual to stock form in January 1996. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business--Regulation--Restrictions on Dividends and other Capital Distributions" for information with respect to current restrictions on the Company's and Bank's ability to pay dividends.

In addition to Common Stock, the Company, as part of the Bank's mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock ("Preferred Stock"). The Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Preferred Stock was not underwritten and the stock was not publicly offered. The Preferred Stock was issued to holders of nonwithdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Preferred Stock. The Preferred Stock is non-voting and non-cumulative and is subordinate to all indebtedness of the Company, including customer accounts. During the twelve months ended December 31, 1996, the Company paid quarterly dividends totalling $46,000 to Preferred Stock shareholders. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Preferred Stock in the future.





ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Broadway Financial Corporation was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The Conversion was completed, and the Bank became a wholly-owned subsidiary of the
Company, on January 8, 1996.   See "Description of Business--Broadway Financial
Corporation."

The Company's principal business is serving as the holding company for Broadway Federal. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature. Historical information presented throughout this report at and for the periods ended prior to the Company's commencement of operations, on January 8, 1996, is that of Broadway Federal.

The Company's and Broadway Federal's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. Broadway Federal's operating results are also affected by the amount of its general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

For the year ended December 31, 1996, the Company recorded a net loss of $(277,000). This compares to Bank net earnings of $490,000 for the year ended December 31, 1995. At December 31, 1996 the Company had total consolidated assets of $117.1 million, total deposits of $102.0 million and stockholders' equity of $13.6 million, representing 11.60% of assets. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 1996, with tangible and core capital at 8.98% each and risk-based capital at 15.48%.

INTEREST RATE SENSITIVITY

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with interest-bearing liabilities. During a period of falling interest rates, the net earnings of an institution whose interest rate sensitive assets maturing or repricing during such period exceeds the amount of interest rate sensitive liabilities maturing or repricing during such period may, absent offsetting factors, be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, the net earnings of an institution may, also absent offsetting factors, increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. For extended time periods, however, an institution with a large portfolio of ARMs may not be protected from increases in interest rates since ARMs generally have periodic and lifetime interest rate caps. Additionally, Broadway Federal's ARMs are predominantly tied to the COFI, which is a "lagging" market index, whereas deposit costs are not. Rapid increases in interest rates could therefore have a negative impact on Broadway Federal's earnings. Declining interest rates have, in general, benefitted Broadway Federal primarily due to the effect of the lagging market index which has resulted in the interest income earned on loans declining at a slower rate than interest expense paid on deposits. This effect of the lagging index, however, has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

The principal objective of the Company's and the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company, through Broadway Federal, achieves these objectives primarily through the marketing and funding of ARM's, which are generally repriced at least semi-annually and indexed to the COFI.

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company's and Broadway Federal's Board of Directors has established an Asset/Liability Committee which is responsible for reviewing its asset/liability policies and interest rate risk position. The Committee generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company's net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Asset/Liability Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

NET PORTFOLIO VALUE

The OTS has adopted a rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1996 there was no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

The following table presents Broadway Federal's NPV as of December 31, 1996 as calculated by the OTS for the foregoing purposes based on information provided to the OTS by Broadway Federal. Such information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal by the OTS. No representation is made as to the accuracy of such information as an indication of interest rate risk or as to the significance thereof in Broadway Federal's management of interest rate risk.



                                     NET PORTFOLIO VALUE
-----------------------------------------------------------------------------------------
  CHANGE IN INTEREST                                                  CHANGE IN NPV AS %
 RATES IN BASIS POINTS                                               OF THE PRESENT VALUE
     (RATE SHOCK)         AMOUNT       $ CHANGE      % CHANGE (1)          OF ASSETS
-----------------------   ----------   -----------   ------------    --------------------
                                      (DOLLARS IN THOUSANDS)
         400              16,098         (1,448)        (8)                 (.86)
         300              16,894           (652)        (4)                 (.33)
         200              17,506            (40)         -                   .07
         100              17,759            213          1                   .20
        Zero              17,546              -          -                     -
        (100)             17,116           (430)        (2)                 (.35)
        (200)             16,956           (590)        (3)                 (.52)
        (300)             17,306           (240)        (1)                 (.32)
        (400)             17,850            303          2                   .01

____________________
(1)  Percentage changes less than 1% not shown.

The above table suggests that in the event of a 200 basis point change in interest rates, Broadway Federal would experience minimal change in NPV in a rising rate environment and a 3% decrease in NPV in a declining rate environment. In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "--Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.



                                                                                    FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                               1996                                       1995
                                                ------------------------------------      ------------------------------------
                                                                             AVERAGE                                   AVERAGE
                                                AVERAGE                      YIELD/       AVERAGE                      YIELD/
                                                BALANCE       INTEREST        COST        BALANCE       INTEREST        COST
                                                ---------     --------      --------      --------      --------       -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
   INTEREST-EARNING ASSETS:
     Interest-earning deposits                  $     569        $   13       2.28%        $    719       $    14       1.95%
     Federal Funds sold and other short-
       term investments                            3,9650           215       5.42            3,420           160       4.68
     Investment securities, Net(1)                 7,4715           438       5.86            5,925           391       6.60
     Loans receivable(2)(3)                        91,189         7,878       8.64           86,852         7,165       8.25
     Mortgage-backed securities, Net(1)             2,627           153       5.82                -             -          -
     FHLB Stock                                       852            50       5.87              810            40       4.94
                                                ---------        ------                    --------        ------
     TOTAL INTEREST-EARNING ASSETS                106,673        $8,747       8.20           97,726        $7,770       7.95
                                                                 ======                                    ======
  NONINTEREST-EARNING ASSETS                        6,975                                     5,420
                                                ---------                                  --------
     TOTAL ASSETS                               $ 113,648                                  $103,146
                                                =========                                  ========
LIABILITIES AND RETAINED EARNINGS
   INTEREST-BEARING LIABILITIES:
     Money market deposits                      $   4,239        $   94       2.22%        $  4,478        $   93        2.08%
     Passbook deposits                             30,485           615       2.02           34,384           634        1.84
     NOW and other demand deposits                 10,683            61       0.57            9,024            49        0.54
     Certificate accounts                          52,278         2,706       5.18           47,966         2,390        4.98
                                                ---------        ------                    --------        ------
   TOTAL SAVINGS DEPOSITS                          97,685         3,476       3.56           95,852         3,166
          FHLB advances                                83             5       6.02                -             1           -
                                                ---------        ------                    --------        ------
     NON INTEREST-BEARING LIABILITIES           $  97,768        $3,481       3.56           95,852        $3,166        3.30
                                                ---------        ======                    --------        ======
     Noninterest-bearing liabilities                2,185                                     1,950
     Retained earnings                             13,695                                     5,344
          TOTAL LIABILITIES AND RETAINED
               EARNINGS                         $ 113,648                                  $103,146
                                                =========                                  ========
     NET INTEREST RATE SPREAD (4)                                 5,266      6.44%                          4,604        4.65%
     NET INTEREST MARGIN(5)                                                  4.94%                                       4.71%

     RATIO OF INTEREST-EARNING ASSETS TO                                   109.11%                                     101.96%
          INTEREST-BEARING LIABILITIES
     STOCKHOLDERS' EQUITY TO ASSETS RATIO                                   12.05%                                       5.18%

__________________

(1) All investment securities were categorized as held-to-maturity, and none were categorized as available-for-sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.

(3)  Amount excludes non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.


RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                    YEAR ENDED DECEMBER 31, 1996               YEAR ENDED DECEMBER 31, 1995
                                                       COMPARED TO YEAR ENDED                     COMPARED TO YEAR ENDED
                                                         DECEMBER 31, 1995                          DECEMBER 31, 1994
                                               ------------------------------------      --------------------------------------
                                                        INCREASE (DECREASE) IN                   INCREASE (DECREASE) IN
                                                         NET INTEREST INCOME                       NET INTEREST INCOME
                                               ------------------------------------      --------------------------------------
                                                   DUE TO      DUE TO                      DUE TO      DUE TO
                                                   VOLUME       RATE        NET            VOLUME        RATE       NET
                                               ------------------------------------      --------------------------------------
INTEREST-EARNING ASSETS:
                                                                            (DOLLARS IN THOUSANDS)
     Interest-earning deposits                     $  (1)   $      -    $   (1)            $     1     $     2     $      3
     Federal funds sold and other short
      term investments                                25         30         55                  18          60           78
     Investment securities, net                      102        (55)        47                 (87)        145           58
     Loans receivable, net                           358        355        713                 659         155          814
     Mortgage backed securities, net                 153          -        153                (190)          -         (190)
     FHLB stock                                        2          8         10                 (16)         (1)         (17)
                                                   -----     ------     -------             ------      ------       ------

          TOTAL INTEREST-EARNING ASSETS              639        358        977                 385         361          746
                                                   -----     ------     -------             ------      ------       ------
INTEREST-BEARING LIABILITIES:
     Money market deposits                            (5)         6          1                 -            (3)          (3)
     Passbook deposits                               (72)        53        (19)                (12)        (72)         (84)
     NOW and other demand deposits                     9          3         12                   8         (11)          (3)
     Certificate accounts                            215        101        316                  89         624          713
     FHLB advances                                     5          -          5                  (1)          -           (1)
                                                   -----     ------     -------             ------      ------       ------

          TOTAL INTEREST-BEARING
           LIABILITIES                               152        163        315                  84         538          622
                                                   -----     ------     -------             ------      ------       ------
CHANGE IN NET INTEREST INCOME                      $ 487     $  175     $  662              $  301      $ (177)      $  124
                                                   =====     ======     =======             ======      ======       ======

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL

The $(277,000) net loss recorded by the Company for the year ended December 31, 1996, compares to $490,000 in net earnings for the year ended December 31, 1995. This $767,000 or 156.53% decrease in earnings for the year was significantly impacted by the payment of a one-time SAIF recapitalization assessment fee of $614,000 (see "Regulation"), net loan write-offs totaling $308,000 and higher expenses and writedowns related to the operation and sale of REO. The decrease also resulted from a number of other offsetting factors which included higher interest income, higher interest on savings deposits, a higher provision for loan losses, lower noninterest income, higher noninterest expense and a higher effective income tax rate. The Company's return on assets (net income divided by average total assets) was (0.24)% for the year ended December 31, 1996, as compared to the Bank's return on assets of 0.48% for the year ended December 31, 1995.

INTEREST INCOME

Interest income increased by $977,000, or 12.57%, from $7.8 million in 1995 to $8.7 million in 1996. This increase was primarily the result of an increase in average interest-earning assets of $9.0 million, to $106.7 million for the year ended December 31, 1996 from $97.7 million for the same period a year ago. The increase in average interest-earning assets resulted from the Company's focus on increasing its investment portfolio and increasing the Bank's loan portfolio. In addition, the average balance of the Company's mortgage-backed securities portfolio increased from zero for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996.

The effect of the increase in average interest-earning assets was enhanced by an increase in the average yield on such assets from 7.95% for the year ended December 31, 1995, to 8.20% for the year ended December 31, 1996. Interest income from loans, which accounted for approximately 90.07% of total interest income in 1996, increased by $713,000, or 9.95%, due to a $4.3 million, or 4.99%, increase in the average balance of loans and a 0.39% increase in the average yield on loans from 8.25% for 1995 to 8.64% for 1996. This increase in average yield resulted from an increasing interest rate environment during most of 1996. Interest income from investment securities increased $47,000, or 12.02%, from $391,000 in 1995 to $438,000 in 1996, primarily due to a $1.5 million, or 26.09% increase in the average balance of investment securities during 1996, offset by a 74 basis point decrease in the average yield on investment securities to 5.86% during 1996 from 6.60% during 1995. Interest income from mortgage-backed securities was $153,000 in 1996, as a result of purchases of mortgage-backed securities during the year ended December 31, 1996.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits in 1996 increased $310,000, or 9.79%, from $3.2 million in 1995 to $3.5 million in 1996. Interest on savings deposits increased of $1.9 million, resulting from an increase in the average balance of savings deposits from $95.8 million over the 1995 period to $97.7 million for the comparable 1996 period. The increase in interest on savings deposits also reflects the rising and more competitive interest rate environment as the average cost of deposits increased by 0.26%, from 3.30% for the year ended December 31, 1995 to 3.56% for the year ended December 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $187,000, or 46.87%, from $399,000 for the year ended December 31, 1995 to $586,000 for the year ended December 31, 1996. The higher provision is a result of Management's observance of certain trends in the Company's loan portfolio, including higher levels of multi-family lending and charge-offs of other loan types. At December 31, 1996 multi-family lending represented 30.05% of the Company's gross loan portfolio, compared to 22.29% of the Bank's portfolio at December 31, 1995. This planned increase in multi-family lending is part of the Company's strategic focus on less competitive, higher yielding loan products. The risk associated with the increase in multi-family loans is mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. The higher provision also stems from current market conditions for sales of real estate and the Company's more aggressive disposition of REO. Since December 31, 1995 the level of REO has decreased from $1.8 million to $933,000 at December 31, 1996. However, for the year ended December 31, 1996, additional REO writedowns totalled $320,000, as compared to zero at December 31, 1995. The bulk of the writedowns (approximately $260,000) related to two multi-family REO's which were both sold in June 1996, and had been acquired through foreclosure in 1991 and 1995.

Total non-performing assets, consisting of non-accrual loans and REO, increased by $335,000, from $2.5 million at December 31, 1995 to $2.8 million at December 31, 1996. Of the $335,000 increase, $1.2 million represented an increase in non-accrual loans, offset by a $888,000 decrease in REO. As a percentage of total assets, nonperforming assets were 2.39% at December 31, 1996, compared to 2.10% at December 31, 1995. The allowance for loan losses was 62.65% of nonperforming loans at December 31, 1996, compared to 137.63% at December 31, 1995. The deterioration in the quality of the loan portfolio reflects the effects of the economic condition of the Southern California economy. Non-accrual loans at December 31, 1996 totalled $1.2 million, and included ten loans totalling $987,000 secured by one- to four-unit properties, three loans totalling $638,000 secured by multi-family properties, one loan totalling $223,000 secured by a nonresidential property, and two fully reserved non-mortgage loans totalling $26,000.

NONINTEREST INCOME

Noninterest income decreased by $318,000, or 121.84%, from $261,000 in income for the year ended December 31, 1995 to a $57,000 expense for the same period during 1996. The decrease is due to a number of offsetting factors, which include an increase in service fees on customer deposit accounts of $38,000 for the year ended December 31, 1996 as compared to the same period in 1995, resulting from a greater number of checking accounts at December 31, 1996 as compared to December 31, 1995; REO writedowns, expenses and write-offs increased $168,000 for the year ended December 31, 1996, as compared to the same period in 1995, due to increased activity in operating and preparing these properties for sale, and adjusting the carrying value of an REO to the fair market value; the Company also realized $84,000 in losses on the sale of mortgage-backed securities that were classified as available for sale. As of December 31, 1996 the Company had no securities classified as available for sale. Other noninterest income decreased $104,000, from $204,000 for the year ended December 31, 1995 to $100,000 for the same period in 1996, due to higher non-recurring income recognized during 1995, which included bad debt recoveries and the 1995 donation a modular facility which was used as a branch office.

NONINTEREST EXPENSE

Noninterest expense increased $1.3 million, from $3.8 million for the year ended December 31, 1995 to $5.1 million for the same period in 1996. The increase in noninterest expense was due primarily to increases in compensation and benefits, federal insurance premiums and other noninterest expenses. Compensation and benefits increased by $272,000 for the year ended December 31, 1996 as compared to the same period during 1995. The increases result from general salary increases during the year and an increase in the number of staff. Federal insurance premiums increased $631,000 for the year ended December 31, 1996 as compared to the same period during 1995. As described earlier, the increase is directly a result of the one-time SAIF assessment fee of $614,000. Other noninterest expenses increased $272,000 for the year ended December 31, 1996 as compared to the same period a year ago. The year-to-date increase resulted from several factors: 1) the write-off of overdraft checking accounts totalling $61,000; 2) increases in professional fees, advertising, stationary, telephone and postage expenses, associated with various business activities, including becoming a public company; and 3) the recognition of losses from two employee defalcations totalling $148,000 during the first and second quarters of 1996.
During the last quarter of 1996, the Company recovered $49,000 from insurance proceeds, from a claim filed in association with the defalcation. The Company is working with local law enforcement in investigating the defalcations, and has enhanced its internal audit function and established additional internal controls in response to such defalcations.

INCOME TAXES

Income taxes decreased from $124,000 for the year ended December 31, 1995 to a $179,000 income tax benefit for the same period in 1996. The decrease in income taxes results from the Company's loss before income taxes for the
year ended December  31, 1996.    See  Note 11  to  the Consolidated
Financial Statements attached hereto for additional information on the Company's income taxes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND DECEMBER 31, 1995

Total assets at December 31, 1996 were $117.1 million compared to $117.7
million at December 31, 1995, a decrease of $648,000, or 0.55%.   The
decrease primarily resulted from various year-to-date losses incurred which included the increase an additions to the allowance for loan losses of
$187,000 for the year.   Total assets were  also impacted by  a $4.9 million
increase in investment securities held to maturity, consisting primarily of treasury bonds and federal agency obligations. In addition, there was an increase in net loans receivable of $8.4 million, from $87.9 million at December 31, 1995 to $96.3 million at December 31, 1996. The increase in loans receivable, net resulted from $17.4 million in new loan originations and $2.0 in loans purchased during the year ended December 31, 1996. Of the total loans originated during 1996, $5.0 million were secured by one- to four-unit properties and $9.6 million were secured by multi-family
properties.   The new loans were  primarily funded by $8.3  million in
principal repayments on existing loans, $2.7 million in proceeds from loan
sales and from an increase  in savings  deposits during  the period.   REO
decreased from $1.8 million at December 31, 1995 to $933,000 at December 31, 1996. The $887,000 decrease resulted from the sale of 12 properties, totaling $2.0 million, offset by the foreclosure of 7 properties, totaling $1.1 million during the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale
of loans and advances from  the FHLB.   While maturities  and scheduled
amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term
borrowings.   The required  ratio is currently  5%. Broadway Federal's
average liquidity ratios were 14.18% and 11.96% for the years ended  December
31, 1996  and 1995,  respectively.   The higher  liquidity ratio results from
the fact that Conversion  proceeds, which the Company  has not yet invested
into  Bank loans, are   held as investments in  treasury securities and
federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

The Company has other sources of liquidity in the event that a need for additional funds arises. Additional sources of funds for the Bank include FHLB advances. At December 31, 1996 and 1995 there were no advances outstanding from the FHLB. During the year ended December 31, 1996 Broadway Federal had borrowed from the FHLB to meet its short-term loan funding
needs.   These advances were repaid  prior to year end, since the cost of such borrowings were more costly to Broadway  Federal  than its  primary
sources of  liquidity.   Other  sources of liquidity include investment
securities maturing within one year.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (used in) operating activities were $2.1 million and $(677,000) for the years ended December 31, 1996 and 1995, respectively. Net cash used in investing activities consists primarily of disbursements from loan originations and purchases of loans and investments, offset by principal collections on loans and proceeds
from  the sale,  maturity  or redemption  of investment.   Disbursements on
loans originated and purchased were $18.3 million and $12.0 million for the years ended December 31, 1996 and 1995, respectively. Loans classified as held for sale decreased by $1.6 million to zero for the year ended December 31, 1996 and increased $761,000 for the year ended December 31, 1995. Proceeds from the sale, maturity or redemption and principal payments of mortgage-backed and investment securities were $7.3 million and $4.0 million for the years ended December 31, 1996 and 1995, respectively. Net cash provided by financing activities consists primarily of proceeds from the sale of Common Stock, offset by a net decrease in deposit accounts. Included in deposits at December 31, 1995 was $14.5 million in stock subscription proceeds, which during 1996, $9.0 million in stock proceeds were transferred to capital stock and $5.5 million in excess stock proceeds that were returned to Common Stock subscribers. The net decrease in savings
deposits for the year totaled $8.5 million,  or 7.69%.   The stock
subscription proceeds had been received as part of the mutual-to-stock Conversion which was completed in January 1996.

At December 31, 1996, the Company and Broadway Federal had outstanding loan commitments of $1.7 million. The Company anticipates that it and the
Bank will have   sufficient  funds  available   to  meet  its   current  loan
origination commitments.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements of the Company and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money
over time  due to  inflation.   The impact  of  inflation is  reflected  in
the  increased  cost of  the  Company's operations.    Unlike  industrial
companies,  nearly  all  of  the  assets  and liabilities of the  Company and
Broadway Federal are  monetary in nature.   As a result, interest rates have
a greater impact on the  Company's performance than do  the  effects  of
general  levels  of inflation.    Interest  rates  do  not necessarily  move
in the same direction or to the same extent as the price of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "ACCOUNTING
FOR  THE IMPAIRMENT OF LONG-LIVED ASSETS" ("SFAS No. 121").   This statement
is effective for  financial statements issued for  fiscal years beginning
after December 15, 1995.   SFAS No. 121  requires that long-lived  assets and
certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be
based on the fair  value of the asset.   An impairment loss for such  assets
and intangibles to be held and used is reported as a component of income from continuing operations before income taxes. SFAS No. 121 requires the Company to disclose a description of such impaired assets and intangibles and the facts and circumstances leading to the impairment, the amount of the impairment loss and how fair value was determined, and an appropriate caption or parenthetical in the income statement. The Company implemented SFAS No. 121 during fiscal year ended December 31, 1996. The effect of the adoption was not material to the Company's financial condition or results of operations.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" ("SFAS No. 122"), which amends SFAS No. 65 ("SFAS No. 65") entitled "ACCOUNTING FOR CERTAIN
MORTGAGE BANKING ACTIVITIES."   This statement is  effective for financial
statements issued for fiscal years  beginning after December  15, 1995 and
is required to  be adopted prospectively.   This  statement amends  certain
provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. This statement requires that a mortgage banking enterprise measure mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage
loans based on their relative fair values.   SFAS No. 122 requires the
Company to disclose the fair value of the mortgage servicing rights and the methods and significant assumptions used to estimate such fair
value.   The Company implemented SFAS  No. 122 during  fiscal year  ended
December 31, 1996. The effect of the adoption was not material to the Company's financial condition or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No.
123").   SFAS No. 123  provides  a  choice  of  accounting  methods  and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include the fair value of such compensation and certain
other  disclosures.    SFAS  No. 123  must  be  adopted  for  financial
statements  for fiscal years beginning  after December 15, 1995.   In
connection with the conversion of the Company's principal subsidiary from mutual-to-stock form, the Board of Directors of the Company has adopted certain stock-based compensation plans.

Stockholder  approval  of the  plans was  obtained at  the Company's Annual
Meeting held on July  3, 1996.   The Company will  account for such plans
under  APB Opinion 25 and  make the appropriate  disclosures required under
SFAS  N. 123.    The Company  does  not believe  that  such adoption  and
accounting has any adverse impact on its financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

See Index to Financial Statements of Broadway Financial Corporation on Page 52 and the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The Board of Directors of the Company is divided into three classes, with each class containing approximately one third of the Board and with only
one class being elected each year.   The directors are elected by  the
stockholders of the Company for  staggered  terms of  three years  each, or
until their  respective successors are elected  and qualified.   One class of
directors, consisting of Messrs. P. Hudson, Chan and Teasley, has a term of office expiring at the 1997 annual meeting of stockholders; a second class, consisting of Messrs. E. Hudson, W. Duffy and Mrs. Hill, has a term of office expiring at the 1998 annual meeting of stockholders; and a third class, consisting of Messrs. Maddox and Marshall, has a term of office expiring at the 1999 annual meeting of stockholders.

The following table sets forth certain information regarding the Board of Directors of the Company and Broadway Federal:

                                                                                                 COMPANY AND
                                                                                                  BROADWAY
                                                                                    DIRECTOR OF    FEDERAL
                                                                                     BROADWAY     DIRECTOR
                                                                                     FEDERAL        TERM
NAME                 AGE (1)   POSITIONS HELD WITH COMPANY AND BROADWAY FEDERAL      SINCE(2)      EXPIRES
----                 -------  --------------------------------------------------     --------      -------
Elbert T. Hudson(3)    76     Director and Chairman of the Board of Company            1959          1998
                               and Broadway Federal

Paul C. Hudson(3)      48     Director, President and Chief Executive Officer          1985          1997
                               of Company and Broadway Federal

Kellogg Chan           57     Director of Company and Broadway Federal                 1993          1997

Willis K. Duffy        69     Director of Company and Broadway Federal                 1974          1998

Rosa M. Hill           67     Director of Company and Broadway Federal                 1977          1998

A. Odell Maddox        50     Director of Company and Broadway Federal                 1986          1999

Lyle A. Marshall       71     Director of Company and Broadway Federal                 1976          1999

Larkin Teasley         60     Director of Company and Broadway Federal                 1977          1997

-------------
(1)  As of December 31, 1996.
(2)  All of the persons listed became directors of the Company in 1995.
(3)  Elbert T. Hudson and Paul C. Hudson are father and son.

INDIVIDUALS NOMINATED TO BECOME DIRECTORS

During 1996, the Board of Directors of the Company increased the number of authorized directors of the Company from eight to nine and the Board of Directors of Broadway Federal also amended the Bylaws of the Bank to increase the number of directors from eight to nine. Both Boards of Directors elected Mr. Daniel A. Medina to fill the newly created vacancy, subject to OTS approval. Mr. Medina has served as an advisor to the Board of Directors of the Company and Broadway Federal since 1993. Upon receipt of OTS approval, Mr. Medina will become a director of the Company and Broadway Federal and will be included in the third class of directors with Messrs. Maddox and Marshall. Mr. Medina is 39 years of age and currently serves as Vice President-Acquisitions for Avco Financial Services, Inc., a subsidiary of Textron, Inc. Mr. Medina joined Avco in October 1996. Prior to joining Avco, Mr. Medina was Managing Director-Corporate Advisory Department for Union Bank of California, N.A., a subsidiary of The Bank of Tokyo Mitsubishi Bank.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following table sets forth certain information regarding the executive officers of the Company and Broadway Federal who are not also directors.



Name                 Age (1)      Positions Held With Company and Broadway Federal
----                 ------       ---------------------------------------------------
Bob Adkins            46          Chief Financial Officer and Secretary of Company
                                   and Sr. Vice President-Chief Financial Officer of
                                   Broadway Federal

Bruce Solomon         49          Sr. Vice President-Chief Loan Officer of
                                   Broadway Federal

___________________________
(1) As of December 31, 1996.

Each of the executive officers of the Company and Broadway Federal will retain his or her office until the respective annual meeting of the Board of Directors of the Company and Broadway Federal held immediately after the respective annual stockholders meeting in 1997, and until their successors are elected and qualified or until they are removed or replaced. Officers of the Company and Broadway Federal are re-elected annually by the Board of Directors of the Company and Broadway Federal, respectively.

BIOGRAPHICAL INFORMATION

DIRECTORS

Elbert T. Hudson is Chairman of the Board of Broadway Federal and has engaged in the practice of law since his retirement as Chief Executive Officer in 1992. He was elected as President/Chief Executive Officer in 1972, a position he held until his retirement. Mr. Hudson is currently Chairman of the Executive Committee of the Board, a committee he has served on continuously since 1959, and served on the Loan Committee of the Board from 1959 through 1984. Mr. Hudson has been a member of the California Bar Association since 1953 and was a practicing attorney prior to his election as President/Chief Executive Officer of Broadway Federal. Mr. Hudson serves on the Board of Directors of BSC, a wholly owned subsidiary of Broadway Federal and as a member of the Board of Directors of Golden State Mutual Life Insurance Company, as well as a member of its Executive Committee and as Chairman of its Audit Committee. He is a member of the Board of the Angelus Funeral Home, member of the Board of the Angelus-Rosedale Cemetery and member of the Board of Trustees of the Pre-Need, Cemetery and Endowment Foundations of both organizations. Mr. Hudson is also President of the Board of NAACP "New Careers," and member of the Board of L.A. Trade Technical College Foundation.

Paul C. Hudson is President and Chief Executive Officer of Broadway Federal. Mr. Hudson joined Broadway Federal in 1981. Mr. Hudson was elected to the Board in 1985, and served in various positions prior to becoming President and Chief Executive Officer in 1992. Mr. Hudson is a member of the California and District of Columbia Bar Associations. He is a member of the Board of America's Community Bankers, the Western League of Financial Institutions and the American League of Financial Institutions. He also serves on the Board of the California Business Roundtable, Pitzer College, American Red Cross, the Fulfillment Fund and the California Community Foundation. Mr. Hudson is a member of the Private Industry Council and chairs the Board of Community Build.

Kellogg Chan has been a member of the Board of Directors since 1993. Now retired, he previously served as Chairman and Chief Executive Officer of Universal Bank, f.s.b. and President and Chief Executive Officer of East-West Bank, Mr. Chan is a past trustee of the Greater Los Angeles Zoo Association, and past member of the Boards of the San Marino City Club, the Southern California Chinese Lawyers Association and the San Gabriel Valley Council of Boy Scouts. Mr. Chan is a member of the Chinese American Citizens Alliance, Central City Optimists and a member of the Chinese Heart Council of the American Heart Association.

Willis K. Duffy, D.D.S. is a retired dentist. He previously was general partner of Washington Medical Center. Dr. Duffy is the Chairman of the Compensation/ Benefits Committee of the Board. Dr. Duffy also serves as a member of the Board of the Watts/Willowbrook Boys and Girls Club, the L.A. Police Department Historical Society and the Sigma Pi Phi Foundation.

Rosa M. Hill is the Corporate Secretary of S.J.H Investment Company. Previously she was an elementary school teacher in the Los Angeles City Schools and Fisk University Children's School. She also was a social worker with the Los Angeles County Bureau of Public Assistance. Mrs. Hill is the Chairperson of the Compliance/Community Reinvestment Act (CRA)/Public Relations Committee of the Board. She served on the Board of Trustees of Bennett College, Greensboro, North Carolina. Mrs. Hill has been an active member of Holman United Methodist Church for over 40 years where she has held many leading roles.

A. Odell Maddox is President and Manager of Maddox & Stabler Construction Co. Inc. and a real estate broker of Maddox Company, a real estate property management company. Mr. Maddox is Chairman of the Loan Committee of the Board.

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

Larkin Teasley is President and Chief Executive Officer of Golden State Mutual Life Insurance Company and a member of its Board of Directors. Mr. Teasley is a member of the Board of the Golden State Minority Foundation, the Greater L.A. African American Chamber of Commerce, the California Chamber of Commerce, the L.A. County Board of Investment for the County Employees Retirement Association and President of the National Insurance Association.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Bob Adkins joined Broadway Federal in 1994 as the Chief Financial Officer. In January 1995 Mr. Adkins became Senior Vice President/Chief Financial Officer. Mr. Adkins also serves as Director and Secretary/Treasurer of BSC. Immediately prior to joining Broadway Federal Mr. Adkins was Chief Financial Officer of Westside Bank of Southern California for three years. Westside Bank was placed into receivership by regulatory authorities in late 1993. Mr. Adkins has over 20 years experience in the financial services industry, including experience in public accounting. Mr. Adkins is a Certified Public Accountant, holds an MBA degree and a Bachelors degree in Accounting. Mr. Adkins is President of the Board of the California State University at Los Angeles Foundation, serves as an Aide to the California Business Roundtable and is a past member of the Board of the Community Housing Assistance Program, Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION. In 1996, each director of the Company, other than the Chairman of the Board and the President, received a payment of $200 for a special Board meeting held during the year. There was no other remuneration paid to the Directors by the Company in 1996. Currently, the Chairman of the Board of Broadway Federal receives a monthly retainer fee of $2,800 and all other directors of Broadway Federal, other than the President, receive a monthly retainer fee of $1,000 each. A fee of $200 is paid to each director of Broadway Federal, other than the Chairman of the Board and the President, for special Board meetings. Committee meeting fees of $150 per meeting are also paid to directors of Broadway Federal, other than the Chairman of the Board and the President.

EXECUTIVE COMPENSATION. Since the formation of the Company none of the executive officers or other personnel has received remuneration from the Company. The following table sets forth the cash compensation paid by Broadway Federal for services during the year ended December 31, 1996 to the Chief Executive Officer of Broadway Federal, who was the only officer who received compensation in excess of $100,000.


 NAME AND PRINCIPAL POSITION       YEAR       ANNUAL SALARY           BONUS
 ---------------------------       ----       -------------           -----

 Paul C. Hudson, President and     1996            $120,252          $17,952
 Chief Executive Officer


SEVERANCE AGREEMENTS

The Company and Broadway Federal have entered into severance agreements with Mr. Paul Hudson, Mr. Adkins and two other officers of Broadway Federal having terms ranging from 12 to 24 months. Commencing on the first anniversary date of such agreements and continuing on each anniversary date thereafter, the severance agreements may be extended by the respective Board of Directors of the Company and Broadway Federal for additional twelve-month periods. Each severance agreement will provide that at any time following a change in control of the Company or Broadway Federal, as applicable, if the Company or Broadway Federal, as the case may be, terminates the employee's employment for any reason other than for cause, or if the employee terminates his or her employment, the employee or, in the event of death, the employee's beneficiary, would be entitled to receive a payment equal to up to three years of the employee's then current annual salary, any bonuses and any other compensation paid or to be paid to the employee in any such year, the amount of benefits paid or accrued to the employee pursuant to any employee benefit plan maintained by Broadway Federal or the Company in any such year and the amount of any contributions made or to be made on behalf of the employee to any benefit plan maintained by Broadway Federal or the Company in any such year. The Company and Broadway Federal would also continue the employee's life, medical, dental and disability coverage for the remaining unexpired term of his or her agreement to the extent allowed by the plans or policies maintained by the Company or Broadway Federal from time to time. Payments to the employee under Broadway Federal's severance agreements will be guaranteed by the Company in the event that payments or benefits are not paid by Broadway Federal. In the event of a change in control of the Company and Broadway Federal, as applicable, the total payments due under the severance agreements in the aggregate, based solely on the cash compensation paid to the four officers covered by the severance agreements for the last fiscal year and excluding any benefits under any employee benefit plan that may be payable, are estimated to be up to approximately $520,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

The following table sets forth, as of March 12, 1997, certain information concerning the shares of the Company's Common Stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each of the directors and executive officers of Broadway Federal and for all directors and executive officers as a group (including in each case all "associates" of such persons).

                                                  AMOUNT AND
                                                  NATURE  OF
             NAME AND ADDRESS                     BENEFICIAL       PERCENT OF
           OF BENEFICIAL OWNER                    OWNERSHIP          CLASS
-------------------------------------------     --------------     -----------

 BENEFICIAL OWNERS:

 Broadway Federal Bank Employee Stock               62,488                7.00%
 Ownership Plan (1)

 Wellington Management Company LLP                  83,000                9.29
 75 State Street
 Boston, Massachusetts 02109

 Deltec Asset Management Corporation                87,000                9.74
 535 Madison Ave.
 New York, NY 10022

 DIRECTORS AND EXECUTIVE OFFICERS (1):

 Elbert T. Hudson                                    2,927(2)             0.32

 Paul C. Hudson                                      6,000                0.67

 Kellogg Chan                                        8,927                1.00

 Willis K. Duffy                                     2,500                0.28

 Rosa M. Hill                                        8,927(2)             1.00

 A. Odell Maddox                                     5,000                0.56

 Lyle A. Marshall                                    2,500(2)             0.28

 Larkin Teasley                                      2,500                0.28

 Daniel A. Medina                                      200                0.02

 Bob Adkins                                            200                0.02


                                                   ----------            -----
 All directors and executive officers as a
 group (10 persons)                                 39,681                4.44%

--------------------------
(1) The address for each of the directors and executive officers and the Broadway Federal Bank Employee Stock Ownership Plan is 4835 West Venice Boulevard, Los Angeles, California 90019.
(2) Held jointly with spouse as to which voting and investment power is shared.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER
--------------

2.1 Plan of Conversion (including Certificate of Incorporation and Bylaws of the Company and Federal Stock Charter and Bylaws of Broadway Federal) (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
3.1  Form of Certificate of Incorporation of the Company (contained in Exhibit
     2.1)
3.2  Form of Bylaws of the Company (contained in Exhibit 2.1)
3.3 Form of Federal Stock Charter of Broadway Federal (contained in Exhibit 2.1 hereto)
3.4  Form of Bylaws of Broadway Federal (contained in Exhibit 2.1 hereto)
4.1 Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2 Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3 Form of Certificate of Designation for the Series A Preferred Stock (contained in Exhibit C to the Plan of Conversion in Exhibit 2.1 hereto)
10.1 Form of Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2 Form of ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3 Form of Severance Agreement among the Company, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
21.1 Subsidiaries of the Company (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
23.0 Consent of Ernst & Young
27.1 Financial Data Schedule

-------------------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.


No Current Reports on Form 8-K were filed for the three months ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BROADWAY FINANCIAL CORPORATION



                                      By:  /s/ Paul C. Hudson
                                      ------------------------------------
                                          Paul C. Hudson
                                          CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:  March 29, 1997



          In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.



    /s/ Paul C. Hudson                                    Date:  March 29, 1997
-------------------------------------
        Paul C. Hudson
Chief Executive Officer, President
        and Director
   (Principal Executive Officer)


    /s/ Bob Adkins                                       Date:  March 29, 1997
-------------------------------------
        Bob Adkins
  Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)


    /s/ Elbert T. Hudson                                 Date:  March 29, 1997
-------------------------------------
        Elbert T. Hudson
      Chairman of the Board


    /s/ Kellogg Chan                                     Date:  March 29, 1997
-------------------------------------
        Kellogg Chan
          Director


    /s/ Dr. Willis K. Duffy                              Date:  March 29, 1997
-------------------------------------
        Dr. Willis K. Duffy
             Director

    /s/ Rosa M. Hill                                     Date:  March 29, 1997
-------------------------------------
        Rosa M. Hill
          Director


    /s/ A. Odell Maddox                                  Date:  March 29, 1997
-----------------------------------
        A. Odell Maddox
            Director


     /s/ Lyle A. Marshall                                Date:  March 29, 1997
-----------------------------------
         Lyle A. Marshall
             Director


     /s/ Larkin Teasley                                  Date:  March 29, 1997
-----------------------------------
         Larkin Teasley
            Director

                          INDEX TO FINANCIAL STATEMENTS
                        OF BROADWAY FINANCIAL CORPORATION


                                                                          PAGE
                                                                          ----
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . .  F-2

Consolidated Statements of Operations for years ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Stockholders' Equity (substantially
Restricted) for years ended December 31, 1996 and 1995  . . . . . . . . .  F-4

Consolidated Statements of Cash Flows for years ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .  F-7

                               Consolidated Financial Statements

                                 Broadway Financial Corporation
                                        and Subsidiary

                              YEARS ENDED DECEMBER 31, 1996 AND 1995
                                WITH REPORT OF INDEPENDENT AUDITORS

                   Broadway Financial Corporation and Subsidiary

                        Consolidated Financial Statements


                     Years ended December 31, 1996 and 1995


                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .F-3
Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . .F-4
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-7

[LETTERHEAD]

                        Report of Independent Auditors

The Board of Directors
Broadway Financial Corporation

We have audited the accompanying consolidated balance sheet of Broadway Financial Corporation and subsidiary (Broadway) as of December 31, 1996, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Broadway's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Broadway Federal Bank for the year ended December 31, 1995, were audited by other auditors whose report dated March 11, 1996, represented an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information included in Notes 19 and 20 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the consolidated financial statements taken as a whole.

                                        /s/ ERNST & YOUNG LLP

February 5, 1997
Los Angeles, California

                   Broadway Financial Corporation and Subsidiary


                              Consolidated Balance Sheets

                                                                  DECEMBER 31
                                                               1996           1995
                                                         ----------------------------
ASSETS
Cash and federal funds sold                               $  5,180,000   $  3,307,000
Restricted cash - stock subscriptions                                -     14,454,000
Investment securities held to maturity                      10,371,000      5,495,000
Loans receivable, net                                       96,260,000     87,900,000
Loans receivable held for sale, at lower of cost or
 fair value                                                          -      1,556,000
Accrued interest receivable                                    733,000        675,000
Real estate acquired through foreclosure                       933,000      1,820,000
Investments in capital stock
 of Federal Home Loan Bank, at cost                            876,000        827,000
Office properties and equipment, net                         2,052,000      1,102,000
Income tax receivable                                          426,000         91,000
Other assets                                                   265,000        517,000
                                                          ------------   ------------
                                                          $117,096,000   $117,744,000
                                                          ------------   ------------
                                                          ------------   ------------
LIABILITIES AND RETAINED EARNINGS
Savings deposits                                          $101,994,000   $110,504,000
Advance payments by borrowers for
taxes and insurance                                            161,000        203,000
Deferred income taxes                                          452,000        639,000
Other liabilities                                              845,000        817,000
                                                          ------------   ------------
Total liabilities                                          103,452,000    112,163,000
Stockholders' equity:
 Preferred nonconvertible, non-cumulative,
  and non-voting stock, $.01 par value,
  authorized 1,000,000 shares; issued and
  outstanding 91,073 shares at December 31, 1996                 1,000              -
 Additional paid-in capital                                    910,000              -
 Common stock, $.01 par value,
  authorized 3,000,000 shares;
  issued and outstanding 892,688
  shares at December 31, 1996                                    9,000              -
 Additional paid-in capital                                  8,207,000              -
 Retained earnings - substantially restricted                5,080,000      5,581,000
 Unearned ESOP shares                                         (563,000)             -
                                                          ------------   ------------
Total stockholders' equity                                  13,644,000      5,581,000

Commitments and contingent liabilities
                                                          ------------   ------------
Total liabilities and retained
 earnings, and stockholders' equity                       $117,096,000   $117,744,000
                                                          ------------   ------------
                                                          ------------   ------------

SEE ACCOMPANYING NOTES.

                      Broadway Financial Corporation and Subsidiary

                          Consolidated Statements of Operations

                                                            YEAR ENDED DECEMBER 31
                                                              1996           1995
                                                          ---------------------------
Interest on loans receivable                              $  7,878,000   $  7,165,000
Interest on investment securities                              666,000        565,000
Interest on mortgage-backed securities                         153,000              -
Other interest income                                           50,000         40,000
                                                          ---------------------------
Total interest income                                        8,747,000      7,770,000

Interest on savings deposits                                 3,476,000      3,166,000
Interest on borrowings                                           5,000              -
                                                          ---------------------------
Total interest expense                                       3,481,000      3,166,000

Net interest income                                          5,266,000      4,604,000
Provision for loan losses                                      586,000        399,000
                                                          ---------------------------
Net interest income after provision for loan losses          4,680,000      4,205,000

Noninterest income:
 Service charges                                               301,000        263,000
 Real estate operations, net                                  (374,000)      (206,000)
 Loss on sale of mortgage-backed
  securities available for sale                                (84,000)             -
 Other noninterest income                                      100,000        204,000
                                                          ---------------------------
                                                               (57,000)       261,000
                                                          ---------------------------
Noninterest expense:
 Compensation and benefits                                   2,149,000      1,877,000
 Occupancy expense, net                                        903,000        873,000
 Advertising and promotional expense                           185,000        148,000
 Professional services                                          48,000         63,000
 Federal insurance premiums                                    874,000        243,000
 Insurance bond premiums                                       105,000        105,000
 Other noninterest expense                                     815,000        543,000
                                                          ---------------------------
                                                             5,079,000      3,852,000
                                                          ---------------------------
Earnings before income taxes                                  (456,000)       614,000
Income taxes (benefit)                                        (179,000)       124,000
                                                          ---------------------------
Net (loss) earnings                                       $   (277,000)    $  490,000
                                                          ---------------------------
                                                          ---------------------------

Earnings (loss) per share                                       $(0.31)           N/A
                                                          ---------------------------
                                                          ---------------------------

SEE ACCOMPANYING NOTES.

                   Broadway Financial Corporation and Subsidiary

                 Consolidated Statements of Stockholders' Equity

                                                                           Additional                                    Total
                                              Preferred       Common         Paid-in       Retained     Unearned     Stockholders'
                                                Stock          Stock         Capital       Earnings       ESOP          Equity
                                              -----------------------------------------------------------------------------------
Balance, at December 31, 1994                 $       -       $      -   $          -   $  5,091,000  $         -   $  5,091,000
 Net earnings for the year
  ended December 31, 1995                             -              -              -        490,000            -        490,000
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1995                          -              -              -      5,581,000            -      5,581,000
 Preferred stock issuance                         1,000              -        910,000              -            -        911,000
 Common stock issuance                                -          9,000      8,207,000              -            -      8,216,000
 Dividends paid - 5% preferred stock;
  2% common stock                                     -              -              -       (224,000)           -       (224,000)
 Net loss for the year ended December 31, 1996        -              -              -       (277,000)           -       (277,000)
 Unearned ESOP                                        -              -              -              -     (563,000)      (563,000)
                                              -----------------------------------------------------------------------------------
Balance, at December 31, 1996                 $   1,000       $  9,000   $  9,117,000   $  5,080,000  $  (563,000)  $ 13,644,000
                                              -----------------------------------------------------------------------------------
                                              -----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                     Broadway Financial Corporation and Subsidiary

                         Consolidated Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                                  1996           1995
                                                            ---------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                         $   (277,000)    $  490,000
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Depreciation                                                   226,000        176,000
  Deferred income tax benefit                                          -       (286,000)
  Amortization of net deferred loan origination fees              48,000       (154,000)
  Amortization of discounts and premiums on securities            (7,000)      (115,000)
  Federal Home Loan Bank stock dividends                         (49,000)       (40,000)
  Gain on sale of real estate owned                              (40,000)        (9,000)
  Gain on sale of loans receivable held for sale                 (28,000)       (37,000)
  Loss on sale of mortgage-backed securities                      84,000              -
  Gain on sale of securities                                      (7,000)             -
  Changes in operating assets and liabilities:
   Provision for loan losses                                      586,000        399,000
   Provision for write-downs and losses on real estate            283,000        211,000
   Loans originated for sale, net of refinances                (1,114,000)    (2,153,000)
   Proceeds from sale of loans receivable held for sale         2,698,000      1,391,000
   Accrued interest receivable                                    (59,000)      (143,000)
   Income tax receivable                                         (335,000)       203,000
   Deferred income tax liability                                 (187,000)             -
   Other assets                                                   252,000       (368,000)
   Other liabilities                                               14,000       (307,000)
   Other                                                           (1,000)        65,000
                                                             ---------------------------
Total adjustments                                               2,364,000     (1,167,000)
                                                             ---------------------------
Net cash provided by (used in) operating activities             2,087,000       (677,000)

INVESTING ACTIVITIES
Loans originated, net of refinances                           (16,185,000)   (10,777,000)
Loans purchased                                                (2,001,000)    (1,236,000)
Principal repayment on loans                                    8,123,000      6,650,000
Principal repayment on mortgage-backed securities                 383,000              -
Proceeds from sale of securities                                3,933,000              -
Purchases of investment securities held to maturity            (7,946,000)    (1,427,000)
Purchase of securities available for sale                      (4,315,000)             -
Proceeds from maturities of
 investment securities held to maturity                         3,000,000      3,989,000
Capital expenditures for office properties and equipment       (1,176,000)      (300,000)
Proceeds from sale of real estate
 acquired through foreclosure                                   1,728,000        828,000
                                                             ---------------------------
Net cash used in investing activities                         (14,456,000)    (2,273,000)

                       Broadway Financial Corporation and Subsidiary

                                                            YEAR ENDED DECEMBER 31
                                                              1996           1995
                                                          ---------------------------
FINANCING ACTIVITIES
Net increase (decrease) in savings deposits               $ (8,510,000)  $  4,011,000
Stock subscription proceeds on deposit                               -     14,454,000
Preferred stock subscribed                                     911,000              -
Common stock subscribed                                      8,216,000              -
Dividends declared                                            (224,000)             -
Unearned Employee Stock Ownership Plan                        (563,000)             -
Increase (decrease) in advances
 by borrowers for taxes and insurance                          (42,000)       (27,000)
                                                          ---------------------------
Net cash (used in) provided by financing activities           (212,000)    18,438,000
                                                          ---------------------------
Net (decrease) increase in cash and cash equivalents       (12,581,000)    15,488,000

Cash and cash equivalents at beginning of year              17,761,000      2,273,000
                                                          ---------------------------
Cash and cash equivalents at end of year                  $  5,180,000  $  17,761,000
                                                          ---------------------------
                                                          ---------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense                            $  3,543,000   $  3,162,000
                                                          ---------------------------
                                                          ---------------------------
Cash paid for income taxes                                $    371,000   $    260,000
                                                          ---------------------------
                                                          ---------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Additions to real estate acquired through foreclosure     $  1,163,000   $  1,082,000
Loans to facilitate the sale of real
 estate acquired through foreclosure                         1,000,000        660,000

SEE ACCOMPANYING NOTES.

                       Broadway Financial Corporation and Subsidiary

                        Notes to Consolidated Financial Statements

                                  December 31, 1996
1. CONVERSION

Broadway Federal Savings and Loan Association changed its name to Broadway Federal Bank, f.s.b. (Broadway Federal) in connection with a mutual to stock charter conversion effective November 13, 1995. Broadway Financial Corporation (the Company) is a Delaware corporation organized for the purpose of acquiring all the capital stock of Broadway Federal at the completion of the plan of conversion and the capitalization of the Company. The conversion was completed and Broadway Federal became a wholly owned subsidiary of the Company on January 8, 1996. Prior to the completion of the conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature (see Note 17 - Conversion to Capital Stock Form of Ownership).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At
December 31, 1996, Broadway Federal operated three retail banking offices and one loan center in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company's and Broadway Federal's significant accounting policies.

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the 1996 presentation.

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the period. Actual results could differ from those estimates.

ASSETS HELD TO MATURITY

Investment securities and loans, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends and has the ability to hold them to their maturities.

Premiums and discounts on investment securities and loans are amortized utilizing the interest method over the contractual terms of the assets.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are recorded in the consolidated balance sheets at the unpaid principal, adjusted for the allowance for loan losses, loans in process and net deferred loan fees or costs. Interest on loans receivable is accrued monthly as earned, except for loans delinquent for 90 days or more which are placed on non-accrual status. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment.

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses is maintained at an amount management considers adequate to cover estimable and probable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, probability of foreclosure, estimated collateral values and management's assessment of credit risk inherent in the portfolio. Loans which are deemed uncollectible are charged off against the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions.

Broadway Federal adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which, during the fourth quarter of 1994, was subsequently amended by SFAS No. 118 entitled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," for the year ended December 31, 1995. A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. For Broadway Federal, loans collectively evaluated for impairment generally include single-family residential loans, although certain larger balance single-family residential loans are subjected to the requirements of SFAS No. 114. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. Additionally, SFAS No. 114 requires loans for which foreclosure is probable to continue to be accounted for as loans until the creditor has taken possession of the collateral. The effect of the adoption was not material to the company's and Broadway Federal's financial condition or results of operations.

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS HELD FOR SALE

Broadway Federal identifies those loans for which at the time of origination or acquisition it does not have the positive intent and ability to hold to maturity. Loans that are to be held for indefinite periods of time and not intended to be held to maturity are classified as held for sale. Loans held for sale are carried at the lower of cost or fair value. Loans held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors

LOAN SALES AND SERVICING

Broadway Federal from time to time sells mortgage loans and loan participations from current originations or portfolios previously identified as held for sale for cash proceeds equal to the principal amount of loans or participations with yield rates to the investor based upon the current market rate. Typically, Broadway Federal will retain the servicing rights associated with the loans sold. Gain or loss is recognized and premium or discounts is recorded at the time of sale measured by the present value of the difference between the effective loan interest rate to Broadway Federal and the net yield to the investor, excluding a normal servicing fee to be earned over the estimated remaining lives of the loans sold. The resulting premium or discount is amortized or accreted to interest income using the interest method, adjusted for prepayments.

LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans. Accretion of discounts and deferred loan fees is discontinued when loans are placed on a non-accrual status.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure is recorded at estimated fair value, less costs of disposition. An allowance for losses is provided when any subsequent decline in value occurs. Income recognition on the sale of real estate acquired through foreclosure is dependent upon the terms of the sale.

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are stated at historical cost, less accumulated depreciation. Depreciation and amortization of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

INCOME TAXES

Deferred income tax expense (benefit) is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, restricted cash - stock subscriptions and federal funds sold. Generally, federal funds are sold for one-day periods.

EARNINGS PER SHARE

Earnings per share are computed on earnings for the period beginning January 8, 1996, the date of conversion to stock form, and are based on the weighted average number of shares outstanding. Fully diluted earnings per share is not computed since there were no common stock equivalents during the period. Earnings per share are not presented for periods prior to conversion to stock form, as the Company had no stock outstanding.

RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS (CONTINUED)

significant credit risk associated with Broadway Federal's financial instruments is concentrated in its loan portfolio. Broadway Federal has established a system for monitoring the level of credit risk in its loan portfolio.

The market risk of a financial instrument is the possibility that changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of Broadway Federal. Broadway Federal's market risk is concentrated in its portfolios of loans and real estate acquired through foreclosure. When a borrower fails to meet the contractual requirements of the loan agreement, Broadway Federal is subject to the market risk of the collateral securing the loan. Likewise, Broadway Federal is subject to the volatility of real estate prices with respect to real estate acquired through foreclosure.

INTEREST RATE RISK

Financial instruments are subject to interest rate risk to the extent that they report on a frequency, degree or basis that varies from market pricing. The Company is subject to interest rate risk to the degree that interest-earning assets reprice on a different frequency or schedule that its interest-bearing liabilities. A majority of Broadway Federal's loans reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag market interest rates. Broadway Federal closely monitors the pricing sensitivity of its financial instruments.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of Broadway Federal's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. Broadway Federal's lending activities are concentrated in Southern California. Broadway Federal currently focuses on the origination of residential mortgage loans and loans to community churches secured by church properties.

                       Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN

In 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting to Employee Stock Ownership Plans"
(SOP 93-6). SOP 93-6 provides guidance for accounting for these plans. SOP 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP 93-6 requires that leveraged ESOP, funded with an employer loan, be reflected as a reduction to equity and that the related interest income and expense not be recorded. The application of SOP 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations would result in an offsetting adjustment to paid-in capital. During 1996, the changes in the fair value of the Company's common stock did not result in material fluctuations in compensation expense and paid-in capital.

3. INVESTMENT SECURITIES

The following table provides a summary of investment securities held to maturity with a comparison of carrying and fair values:


                                                               GROSS          GROSS
                                              CARRYING      UNREALIZED     UNREALIZED        FAIR
                                                VALUE          GAIN           LOSS           VALUE
                                            --------------------------------------------------------
December 31, 1996:
 Mortgage-backed securities                 $   425,000         $    -        $ 8,000    $   417,000
 SLMA bonds                                   1,500,000          2,000              -      1,502,000
 FNC/FNMA discount notes                      2,442,000              -              -      2,442,000
 U.S. Treasury bills                             10,000              -              -         10,000
 FHLB debentures                              4,000,000              -         29,000      3,971,000
 U.S. Treasury notes                          1,994,000          5,000              -      1,999,000
                                           --------------------------------------------------------
                                            $10,371,000         $7,000        $37,000    $10,341,000
                                           --------------------------------------------------------
                                           --------------------------------------------------------

December 31, 1995:
 SLMA bonds                                 $ 1,500,000        $ 8,000        $     -    $ 1,508,000
 U.S. Treasury bills                            998,000          1,000              -        999,000
 U.S. Treasury notes                          2,997,000         15,000              -      3,012,000
                                            --------------------------------------------------------
                                            $ 5,495,000        $24,000        $     -    $ 5,519,000
                                            --------------------------------------------------------
                                            --------------------------------------------------------

                       Broadway Financial Corporation and Subsidiary

3. INVESTMENT SECURITIES (CONTINUED)

The remaining contractual principal maturities for the investment securities included above are as follows:

                                                                 CONTRACTUAL MATURITY
                                            --------------------------------------------------------
                                                               AFTER
                                               WITHIN        1 THROUGH        AFTER
                                               1 YEAR         5 YEARS        5 YEARS         TOTAL
                                            --------------------------------------------------------
December 31, 1996:
 Mortgage-backed securities                  $        -     $  425,000         $  -      $   425,000
 SLMA bonds                                   1,500,000              -            -        1,500,000
 FMC/FNMA discount notes                      2,442,000              -            -        2,442,000
 U.S. Treasury bills                             10,000              -            -           10,000
 FHLB debentures                                      -      4,000,000            -        4,000,000
 U.S. Treasury notes                          1,000,000        994,000            -        1,994,000
                                             -------------------------------------------------------
                                             $4,952,000     $5,419,000         $  -      $10,371,000
                                             -------------------------------------------------------
                                             -------------------------------------------------------

December 31, 1995:
 SLMA bonds                                  $        -   $  1,500,000         $  -      $ 1,500,000
 U.S. Treasury bills                            998,000              -            -          998,000
 U.S. Treasury notes                          1,995,000      1,002,000            -        2,997,000
                                             -------------------------------------------------------
                                             $2,993,000   $  2,502,000         $  -      $ 5,495,000
                                             -------------------------------------------------------
                                             -------------------------------------------------------

At December 31, 1996 and 1995, Broadway Federal had accrued interest receivable on investment securities of $117,000 and $57,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheet.

Broadway Federal did not sell any investment securities, classified as held to maturity in accordance with FASB115 during 1996. During the year ended
December 31, 1995, Broadway Federal sold $2.5 million of investment securities, classified as held to maturity in accordance with FASB115 which were within three months of their scheduled maturity, realizing a loss of $4,000.

                       Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net:

                                                                  DECEMBER 31
                                                             1996           1995
                                                         ----------------------------
Held to maturity:
 Real estate:
  Residential:
   One to four units                                       $50,671,000    $51,750,000
   Five or more units                                       29,573,000     20,328,000
  Construction loans                                           226,000        158,000
  Nonresidential                                            16,449,000     15,578,000
 Loans secured by savings accounts                           1,428,000      1,636,000
 Other                                                          83,000        207,000
                                                           --------------------------
                                                            98,430,000     89,657,000
 Less:
  Loans in process                                             130,000         43,000
  Allowance for loan losses                                  1,174,000        896,000
  Deferred loan fees, net                                      812,000        764,000
  Unamortized discounts                                         54,000         54,000
                                                           --------------------------
Loans receivable held to maturity, net                      96,260,000     87,900,000

Held for sale - residential
real estate, one to four units                                       -      1,556,000
                                                           --------------------------
                                                           $96,260,000    $89,456,000
                                                           --------------------------
                                                           --------------------------
Weighted average interest rate                                   8.21%          8.16%
                                                           --------------------------
                                                           --------------------------

Loans held for sale were stated at the lower of cost or fair value.

                       Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET (CONTINUED)

Activity in the allowance for loan losses is summarized as follows:

                                                         DECEMBER 31
                                                     1996           1995
                                                  -------------------------
     Balance at beginning of year                 $  896,000     $  670,000
     Provision for loan losses                       586,000        399,000
     Charge-offs                                    (308,000)      (173,000)
                                                  -------------------------
     Balance at end of year                       $1,174,000      $ 896,000
                                                  -------------------------
                                                  -------------------------

The Company's and Broadway Federal's loan portfolio yielded a weighted average interest rate of 8.21% and 8.16% at December 31, 1996 and 1995, respectively.

At December 31, 1996 and 1995, the Company and Broadway Federal had accrued interest receivable on loans of $616,000 and $618,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

Broadway Federal serviced loans for others totaling $7.5 million and $5.2 million at December 31, 1996 and 1995, respectively.

At December 31, 1996 and 1995, Broadway Federal had loans to senior officers and directors amounting to $229,000 and $234,000, respectively.

The following is a summary of non-accrual loans at December 31, 1996 and 1995:

                                                    1996           1995
                                                  -----------------------
     Residential real estate                      $1,848,000     $627,000
     Other                                            26,000       24,000
                                                  -----------------------
     Total non-accrual loans                      $1,874,000     $651,000
                                                  -----------------------
                                                  -----------------------

There were no accruing loans contractually past due 90 days or more or restructured loans at December 31, 1996 and 1995.

                       Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET (CONTINUED)

The gross amount of interest income that would have been recorded during the years ended December 31, 1996 and 1995, if the non-accrual loans had been current in accordance with their original terms was $147,000 and $104,000, respectively. For the years ended December 31, 1996 and 1995, $68,000 and $58,000, respectively, was actually earned on non-accrual loans and is included in interest income on loans in the accompanying consolidated statements of operations. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 1996 and 1995.

At December 31, 1996, the total recorded investment in impaired loans was approximately $2.0 million. Of the amount, $770,000 had a related impairment allowance totaling $97,000 at December 31, 1996. All such provisions for losses and any related recoveries are recorded as part of the allowance for loan losses. During the year ended December 31, 1996, Broadway Federal's average investment in impaired loans was $2.1 million, and interest income recorded on impaired loans during this period totaled $176,000, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 1996, all impaired loans were measured using the fair value of the loans' collateral.

The table below identifies Broadway Federal's impaired loans by loan type at December 31, 1996:

     One to four units                                           $  474,000
     Five or more units                                           1,519,000
                                                                 ----------
                                                                 $1,993,000
                                                                 ----------
                                                                 ----------
CREDIT RISK AND CONCENTRATION

Substantially all of Broadway Federal's real estate loans are secured by properties located in Southern California. At December 31, 1996 and 1995, approximately 82% of the real estate portfolio consisted of loans secured by residential real estate. In addition, approximately 17% of the loan portfolio at December 31, 1996 and 1995, was secured by nonresidential real estate. Loans secured by church real estate represented 71% and 75% of nonresidential real estate loans at December 31, 1996 and 1995, respectively.

                       Broadway Financial Corporation and Subsidiary

5. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The Company held no mortgage-backed securities available for sale at December 31, 1996 and 1995.

Proceeds from sales of mortgage-backed securities amounted to $2.9 million for 1996. Losses of $84,000 were realized on such sales during 1996. There were no sales for the year ended December 31, 1995.

6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following is a summary of real estate acquired through foreclosure:

                                                     1996           1995
                                                  -------------------------
     Real estate acquired
       through foreclosure                        $1,114,000     $2,038,000
     Less: valuation allowance                       181,000        218,000
                                                  -------------------------
                                                  $  933,000     $1,820,000
                                                  -------------------------
                                                  -------------------------

Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 1996 and 1995, is summarized as follows:

                                                      1996           1995
                                                  -------------------------
     Balance at beginning of year                 $ 218,000        $150,000
     Provision for losses                           283,000          68,000
     Charge-offs                                   (320,000)              -
                                                  -------------------------
                                                  $ 181,000        $218,000
                                                  -------------------------
                                                  -------------------------

                       Broadway Financial Corporation and Subsidiary

6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE (CONTINUED)

Real estate operations, net, are summarized as follows:

                                                      1996           1995
                                                   ------------------------
Net loss from operations of foreclosed
  real estate                                      $(144,000)     $  (4,000)
Net gains on sales of foreclosed real estate          53,000          9,000
                                                   ------------------------
                                                     (91,000)         5,000
Write-downs                                                -       (143,000)
Provision for losses                                (283,000)       (68,000)
                                                   ------------------------
Real estate operations, net                        $(374,000)     $(206,000)
                                                   ------------------------
                                                   ------------------------

7. INVESTMENT IN CAPITAL STOCK OF THE FHLB

As a member of the Federal Home Loan Bank (FHLB) System, Broadway Federal is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB. Broadway Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 1996 and 1995, of $876,000 and $827,000, respectively.

8. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consist of the following:

                                                     1996           1995
                                                 --------------------------
Land                                             $   877,000    $   331,000
Office building and improvements                   1,000,000        726,000
Furniture, fixtures and equipment                  1,295,000      1,249,000
                                                   3,172,000      2,306,000
Less accumulated depreciation                     (1,120,000)    (1,204,000)
                                                 --------------------------
                                                 $ 2,052,000    $ 1,102,000
                                                 --------------------------
                                                 --------------------------

                       Broadway Financial Corporation and Subsidiary

9. SAVINGS DEPOSITS

A summary of deposits by type of account and interest rate at December 31 follows:

                                                        1996                           1995
                                                ----------------------------------------------------
                                                 RATE*        AMOUNT           RATE*        AMOUNT
                                                ----------------------------------------------------
Balance by account type:
 NOW account and other demand deposits            .62%    $ 11,325,000          .61%    $  7,997,000
 Passbook                                        2.00       30,024,000         2.00       45,474,000

Variable-rate time deposits:
 91 days                                         3.75        1,448,000         3.76        1,923,000
 18 months                                       5.20        1,039,000         5.08        1,168,000
Fixed index                                      5.32       45,104,000         5.28       36,963,000
Negotiable time deposits ($100,000 or more)      4.66        9,599,000         5.34       12,235,000
Money market deposits                            2.24        3,455,000         2.24        4,744,000
                                                          ------------                  ------------
                                                          $101,994,000                  $110,504,000
                                                          ------------                  ------------
                                                          ------------                  ------------

*Weighted average interest rate.

The overall weighted average interest rate on savings deposits was 3.60% and 3.44% at December 31, 1996 and 1995, respectively.

Savings deposit maturities at December 31, 1996, are summarized as follows:

          MATURITY                                           AMOUNT
          --------                                       -------------
          No stated maturity                              $ 44,878,000
          1997                                              45,386,000
          1998                                               5,436,000
          1999                                               3,589,000
          2000                                               1,252,000
          2001                                               1,139,000
          Thereafter                                           314,000
                                                          ------------
                                                          $101,994,000
                                                          ------------
                                                          ------------

                       Broadway Financial Corporation and Subsidiary

9. SAVINGS DEPOSITS (CONTINUED)

A tabulation of interest expense on savings deposits at December 31, 1996 and 1995, is as follows:

                                                               1996           1995
                                                            -------------------------
NOW accounts and other demand deposits                      $  676,000     $  682,000
Money market deposits                                           94,000         93,000
Time deposits                                                2,748,000      2,415,000
Penalty for early withdrawals                                  (42,000)       (24,000)
                                                            -------------------------
                                                            $3,476,000     $3,166,000
                                                            -------------------------
                                                            -------------------------

At December 31, 1996 and 1995, the Company had accrued interest payable on savings deposits of $53,000 and $75,000, respectively, which is included in savings deposits in the accompanying consolidated balance sheets.

The Company had $247,000 in brokered deposits as of December 31, 1996. There were no brokered deposits as of December 31, 1995.

Included in savings deposits at December 31, 1995, is a corporate nonwithdrawable pledged savings account (Account) totaling $1,000,000. The Account was opened in September 1993 and bears interest at a fixed rate of 5% annually. The Account has no fixed maturity date and interest accrued on the Account shall not accumulate to any subsequent quarter. The Account is not withdrawable at the option of the account holder unless (i) Broadway Federal is converted from a mutual to a stock institution or (ii) Broadway Federal is otherwise involved in a merger or other reorganization, whereby Broadway Federal is not in-substance the surviving institution. The Account is includable in regulatory capital subject to certain limitations. Upon the capitalization of the Company and Broadway Federal's conversion to a capital stock form of ownership in January 1996, the account holder used the balance of the account to purchase the maximum amount of the Company's common stock permitted under the plan of conversion and purchased shares of the Company's noncumulative perpetual preferred stock with the remainder of the account balance not used to purchase shares of common stock.

                       Broadway Financial Corporation and Subsidiary

9. SAVINGS DEPOSITS (CONTINUED)

Also included in savings deposits at December 31, 1995, is $14,500,000 related to stock subscriptions for Broadway Federal's then pending conversion to capital stock form of ownership which occurred in January 1996. Following the conversion, all excess cash subscriptions, which were deposited with Broadway Federal not used to purchase shares of the Company's common stock were remitted back to the respective subscribers.

10. FHLB ADVANCES

Pursuant to collateral agreements with the FHLB advances are secured by 134 loans and 94 loans, representing $9.2 million and 4.0 million as of December 31, 1996 and 1995, respectively. The borrowing capacity with the FHLB approximates $7.3 million and $3.1 million. There is no borrowing outstanding with the FHLB as of December 31, 1996 and 1995.

11. INCOME TAXES

The following is a summary of the provision for income tax expense (benefit):

                                                      1996           1995
                                                   ------------------------
Current taxes:
   Federal income                                  $       -      $ 322,000
   State franchise                                     3,000         88,000
                                                   ------------------------
                                                       3,000        410,000
                                                   ------------------------
Deferred taxes:
   Federal income                                    (67,000)      (167,000)
   State franchise                                  (115,000)      (119,000)
                                                   ------------------------
                                                    (182,000)      (286,000)
                                                   ------------------------
                                                   $(179,000)     $ 124,000
                                                   ------------------------
                                                   ------------------------

                       Broadway Financial Corporation and Subsidiary

11. INCOME TAXES (CONTINUED)

A reconciliation of income taxes and the amounts computed by applying the statutory Federal income tax rates to earnings before income taxes follows:

                                                    1996           1995
                                                 ------------------------
Computed expected federal taxes                  $(155,000)      $209,000
Increases (reductions) to taxes resulting from:
   California franchise tax (benefit),
   net of federal income tax (benefit)             (34,000)       (20,000)
   Other                                            10,000        (65,000)
                                                 ------------------------
                                                 $(179,000)      $124,000
                                                 ------------------------
                                                 ------------------------

In prior years, Broadway Federal had qualified under the provision of the Internal Revenue Code which allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions (8% for 1995). Alternatively, Broadway Federal could deduct from taxable income as allowance for bad debts based upon the experience method. Under provisions of the Small Provision Job Protection Act of 1996, Broadway Federal lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, Broadway Federal may continue to maintain an allowance for bad debts based on the experience method, and, for 1996, its tax allowance for bad debts has been maintained under such method.

Retained earnings at December 31, 1996 and 1995, is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If, in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

                       Broadway Financial Corporation and Subsidiary

11. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                               1996           1995
                                                            -------------------------
Deferred tax assets:
Loan valuation allowances deferred for tax                  $  504,000     $  376,000
Allowance for loss                                             120,000        132,000
State franchise tax liability                                   41,000         47,000
Other                                                           71,000              -
                                                            -------------------------
Net deferred tax assets                                        736,000        555,000
                                                            -------------------------
Deferred tax liabilities:
Basis difference on fixed assets                               456,000        279,000
Deferred loan fees                                             334,000        414,000
FHLB stock dividend                                            363,000        413,000
Other                                                           35,000         88,000
                                                            -------------------------
Total gross deferred tax liabilities                         1,188,000      1,194,000
                                                            -------------------------
Net deferred tax liability                                  $  452,000     $  639,000
                                                            -------------------------
                                                            -------------------------

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of its realizability of its gross deferred tax assets, management believes that it is more likely than not that Broadway Federal will realize the tax benefit related to these assets.

                       Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS

RETIREMENT INCOME PLAN

Broadway Federal noncontributory retirement income plan was frozen as of December 31, 1993, and distributions were made for the benefits of all participants in December 31, 1995. The plan covered all employees over 21 years of age with one year of service and employer contributions were computed using the frozen-initial-liability-cost method, and benefits became fully vested after five years of service. The total pension income for the year ended December 31, 1995, was approximately $16,000. There was no pension expense or income for the year ended December 31, 1996, as a result of the Plan being eliminated in December 1995. Broadway Federal made annual contributions to the plan which were not necessarily equal to the amounts accrued for pension expense. A contribution refund was made for $15,000 during the year ended December 31, 1995.

At December 31, 1995, excess assets in the plan totaled $59,000. This was allocated to the participants and paid in January 1996.

The following table sets forth the plan's funded status and amounts recognized in Broadway Federal's consolidated balance sheets at December 31, 1996 and 1995:

                                                                   1996       1995
                                                                 --------------------
Actuarial present value of
accumulated plan benefits:
 Vested accumulated benefits                                      $  -     $1,208,000
 Nonvested accumulated benefits                                      -              -
                                                                 --------------------
Total accumulated benefits                                        $  -      1,208,000
                                                                 --------------------
                                                                 --------------------

Plan assets, at fair value                                        $  -      1,208,000
Projected benefit obligation for
 service rendered to date                                            -      1,208,000
                                                                 --------------------
Funded status - projected benefit
 obligation short of plan assets                                     -              -
Items not yet recognized in net pension cost:
Unrecognized net (gain) loss                                         -         59,000
Unrecognized net asset at December 31, 1996
 and 1995, being recognized over approximately
 15 years                                                            -        (40,000)
                                                                 --------------------
Prepaid pension cost included in other assets
 at December 31, 1996 and 1995                                    $  -     $   19,000
                                                                 --------------------
                                                                 --------------------

                       Broadway Financial Corporation and Subsidiary

12. EMPLOYMENT BENEFIT PLANS (CONTINUED)

Net pension cost for 1996 and 1995 included the following components:

                                                                   1996       1995
                                                                  -------------------
Service cost - benefits earned during the period                  $  -       $      -
Interest cost on projected benefit obligation                        -         73,000
Actual return on plan assets                                         -        (74,000)
Net amortization and deferral                                        -        (15,000)
                                                                  -------------------
Net periodic pension (benefit) cost                               $  -       $(16,000)
                                                                  -------------------
                                                                  -------------------

The discount rate used in determining the actuarial present value of accumulated and projected benefit obligations was 6.60% for 1995.

BROADWAY FEDERAL 401(K) PLAN

In 1995, Broadway Federal established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21 years of age and have been employed for a least one year prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their annual salary with the Company matching up to 100 percent of the employee's contribution, but no more than 3 percent of that employee's base salary. In 1996 Broadway Federal's contribution amounted to $14,000. No contributions were made in 1995.

STOCK PROGRAMS

In 1996, the stockholders of the Company ratified two stock programs, the 1996 Performance Equity Program for Officers and Employees (the PEP) of Broadway Federal and its subsidiary and the Recognition and Retention Plan for Outside Directors (the RRP, and together with the PEP, the Stock Programs) of Broadway Federal and its subsidiary. The RRP is designed to recognized outside Directors of experience and ability by providing such persons with a proprietary interest in the Company as compensation for their contributions to the Company and its affiliates and as an incentive to make such contributions. The PEP is designed to retain officers and employees of experience and ability by providing such persons with a proprietary interest in the Company as an additional incentive to perform in a superior manner. The Stock Programs are also designed to encourage recipients of share awards to remain with the Company and to

                       Broadway Financial Corporation and Subsidiary

12. EMPLOYMENT BENEFIT PLANS (CONTINUED)

promote the Company's growth and profitability in the future. For the RRP, an aggregate of up to 8,034 shares of Common Stock will be acquired for award pursuant to the plan. Under the PEP, an aggregate of up to 18,747 shares of Common Stock will be acquired for award pursuant to the plan. As of December 31, 1996, no shares has been acquired or awards made under the Stock Programs.

In 1996, the stockholders of the Company ratified two stock option plans, the Company's Long-Term Incentive Plan (the LTIP) and the 1996 Stock Option Plan for Outside Directors (the Stock Option Plan) and together with the LTIP, Stock Options Plans. The LTIP is designed to attract and retain qualified personnel in key positions, to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and Broadway Federal by providing outside directors with an incentive to achieve long-term objectives of the Company. This Plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Under the Stock Option Plan, an aggregate of 89,269 shares will be reserved for issuance. OTS regulations provide that no individual officer or employee of the Bank may receive more than 25% of the options granted under the Stock Option Plans and that non-employee directors may not receive more than 5% individually or 30% in the aggregate of the options granted under the Stock Option Plans. As of December 31, 1997, no options had been granted under the Stock Option Plans.

EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion, an Employee Stock Ownership Plan (ESOP) was established for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 62,488 shares of the common stock of Broadway Financial Corporation issued in the conversion. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP, net of dividends paid, over a period of 10 years. At December 31, 1996, the outstanding balance of the loan was $563,000, which is shown as Unearned ESOP in the equity section of the balance sheet.

                       Broadway Financial Corporation and Subsidiary

12. EMPLOYMENT BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant's completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant's completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant.

Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $112,000 for the year ended December 31, 1996, which is net of dividends of approximately $9,400.

Of the 62,488 ESOP shares purchased, at December 31, 1996, 6,249 shares had been allocated, leaving an unallocated balance of 56,239 shares. The fair value of unallocated ESOP shares totaled $520,000 at December 31, 1996.

13. OTHER LIABILITIES

Included in other liabilities at December 31, 1996 and 1995, is a specific accrual of $290,000 for a potential assessment by the State of California (State) for noncompliance in escheating unclaimed savings account funds and safe deposit box property to the State as required under California law.

The amount of the allowance established reflects the Company's and Broadway Federal's estimate of the maximum assessment under law likely to be assessed under the aforementioned circumstances. No penalty has been assessed by the State as of the date of this report.

                       Broadway Financial Corporation and Subsidiary

14. COMMITMENTS AND CONTINGENT LIABILITIES

The Company through Broadway Federal leases certain premises and equipment on a long-term basis. Some of these leases require Broadway Federal to pay property taxes and insurance. Lease expense was approximately $140,000 in 1996 and $141,000 in 1995. Annual minimum lease commitments attributable to long-term leases at December 31, 1996, were as follows:

                                               PREMISES      EQUIPMENT          TOTAL
                                              ---------------------------------------
Year ending December 31:
  1997                                         $ 41,000       $ 54,000       $ 95,000
  1998                                           41,000         33,000         74,000
  1999                                           41,000         28,000         69,000
  2000                                           41,000         11,000         52,000
  2001                                           41,000              -         41,000
  Thereafter through 2013                       443,000              -        443,000
                                               --------------------------------------
                                               $648,000       $126,000       $774,000
                                               --------------------------------------
                                               --------------------------------------

The Company and Broadway Federal had commitments to originate loans of approximately $1.7 million and $608,000, respectively, at December 31, 1996 and 1995. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Broadway Federal minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral obtained, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

The Company and Broadway Federal had no commitments to sell or purchase loans at December 31, 1996. At December 31, 1995, there were $221,000 in commitments to sell loans and no commitments to purchase loans.

In the ordinary course of business, the Company and Broadway Federal becomes involved in litigation. In the opinion of management, based upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have any material adverse effect on its financial position.

                       Broadway Financial Corporation and Subsidiary

15. REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder (Capital Regulations) established three capital requirements - a "leveraged limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Broadway Federal. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Broadway Federal's financial statements. At December 31, 1996, Broadway Federal was in compliance with such capital requirements.

The leverage limit adopted by the OTS Director under the Capital Regulations requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets, which is the minimum amount required by FIRREA. "Core capital" generally includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries.

The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets, which is the minimum amount required by FIRREA. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, valued at the lower of the maximum percentage established by the FDIC or the amount includable in core capital as defined under the Capital Regulations.

The risk-based capital requirements provide, among other things that the capital ratio applicable to an asset will be adjusted to reflect the degree of defined credit risk associated with such asset. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet items, including loans and other assets sold with subordination or recourse. Generally, the Capital

                       Broadway Financial Corporation and Subsidiary

15. REGULATORY CAPITAL (CONTINUED)

Regulations require savings institutions to maintain "total capital" equal to 8% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes among other things certain types of preferred stock and subordinated debt and, subject to certain limitations, general valuation allowances.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure;
(ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions application to the next lower category, for supervisory concerns. At December 31, 1996 and 1995, Broadway Federal's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

                       Broadway Financial Corporation and Subsidiary

15. REGULATORY CAPITAL (CONTINUED)

The table below presents Broadway Federal's capital ratios as compared to the requirements under FIRREA and FDICIA at December 31, 1996:

                                                                           FOR CAPITAL                     AMOUNT
                                                                             ADEQUACY                  REQUIRED TO BE
                                               ACTUAL                        PURPOSES                 WELL CAPITALIZED
                                    ------------------------------------------------------------------------------------
(Dollars in Millions)                  AMOUNT          RATIO         AMOUNT          RATIO         AMOUNT          RATIO
                                    ------------------------------------------------------------------------------------
December 31, 1996:
 Leverage/Tangible Ratio              $10,299           9.06%        $4,587            4.0%        $5,682            5.0%
 Tier I Risk-based ratio               10,299          14.23          2,896            4.0          4,343            6.0
 Total Risk-based ratio                11,204          15.48          5,790            8.0          7,239           10.0

December 31, 1995:
 Leverage/Tangible Ratio               $6,581           6.38%        $4,709            4.0%        $5,157            5.0%
 Tier I Risk-based ratio                6,581          10.09          2,608            4.0          3,913            6.0
 Total Risk-based ratio                 7,386          11.33          5,217            8.0          6,521           10.0

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

Pursuant to the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments," Broadway Federal has included in the following notes to consolidated financial statements information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair

                       Broadway Financial Corporation and Subsidiary

16. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

value estimates presented herein do not necessarily represent Broadway Federal's aggregate underlying fair value.

The fair values of investment securities are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one to four units, multifamily, commercial real estate and other. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments.

The fair value of nonperforming loans is based on discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for Broadway Federal's long-term relationships with depositors (commonly known as the core deposit premium) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

The fair values of commitments to extend credit are based on rates for similar transactions as of the reporting date.

                       Broadway Financial Corporation and Subsidiary

16. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents the carrying amounts and fair values of Broadway Federal's financial instruments at the dates indicated. See Note 1 to the consolidated financial statements for a discussion of the accounting policies followed in determining fair value information.

                                                             CARRYING         FAIR
                                                               VALUE          VALUE
                                                          ---------------------------
Assets:
Cash and federal funds sold                               $  5,180,000   $  5,180,000
Investment securities                                       10,371,000     10,341,000
Loans receivable                                            96,260,000    101,839,000
Federal Home Loan Bank stock                                   876,000        876,000

Liabilities:
Savings deposits                                           110,994,000    110,969,000

Off-balance sheet:
Commitments to extend credit                              $          -   $  1,720,000

17. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

The Company was incorporated under Delaware law on September 25, 1995, for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal as part of Broadway Federal's conversion from a Federally chartered mutual savings association to a Federally chartered stock savings bank, effective November 13, 1995. The conversion was completed and Broadway Federal became a wholly owned subsidiary of the Company on January 8, 1996. In connection with the conversion, the Company issued and sold to the public 892,688 shares of its common stock (par value $.01 per share) at a price of $10.00 per share. In addition, the Company issued 91,073 shares of its noncumulative perpetual preferred stock (par value $.01 per share) also at $10.00 per share. The proceeds, net of approximately $760,000 in conversion costs received by the Company from the conversion (before deduction of $893,000 to fund employee stock plans), amounted to $9,077,000. The Company retained 50% of the net common stock proceeds and used the remaining net common stock proceeds and all of the preferred

                       Broadway Financial Corporation and Subsidiary

17. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP (CONTINUED)

stock proceeds to purchase the capital stock of Broadway Federal. Prior to the completion of the conversion, the Company had no assets or liabilities and did not conduct any business other than of an organizational nature.

Prior to the Conversion, in the event of a complete liquidation of Broadway Federal, each holder of a deposit account in Broadway Federal would receive a pro rata share of any assets of Broadway Federal remaining after payment of the valid claims of all creditors have greater priority, including the claims of all depositors to the withdrawal value of their accounts, which includes accrued interest. Such holder's pro rata share of such remaining assets, if any, would be in the same proportion of such assets as the value of such holder's deposit account was to the total value of all deposit accounts in Broadway Federal at the time of liquidation. Pursuant to the "depositor preference" rights of federal law, the claims of depositors of federally insured institutions to the withdrawal value of their accounts is given a priority over the claims of most other unsecured creditors.

The Plan of Conversion provides that, upon completion of the Conversion, a "Liquidation Account" will be established on Broadway Federal's books for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. The amount of the Liquidation Account will be equal to the regulatory capital (retained earnings) of Broadway Federal as of the date of its latest statement of financial condition contained in the final prospectus relating to the sale of shares of Common Stock in the Conversion.

At the time of the conversion, Broadway Federal established a liquidation account in the amount of $5.3 million which was equal to its total retained earnings as of June 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at Broadway Federal after the conversion. The liquidation account will be reduced periodically to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

                       Broadway Financial Corporation and Subsidiary

17. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP (CONTINUED)

Broadway Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

As discussed in Note 1, Broadway Federal's conversion from a mutual to a stock association was completed on January 8, 1996. At December 31, 1995, Broadway Federal had received approximately $14.5 million from investors as stock subscriptions. This amount is included in restricted cash-stock subscriptions and savings deposits in the accompanying balance sheets. Subsequent to December 31, 1995, approximately $5.5 million of the stock subscriptions were returned to investors, the remainder, net of conversion costs, was transferred to capital stock of the Company.

18. SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Board of Directors of the Broadway Financial Corporation authorized management to repurchase 3.929% of the outstanding shares of the common stock. In September 1996, the Board authorized the repurchase of 3.0% of the outstanding shares of common stock. The shares acquired would be used for the redemption of the Series A Preferred Stock for an equivalent number of shares of common stock and share to fund the management recognition programs, respectively. The repurchase was pending the approval of the Office of Thrift Supervision (OTS), which was received in February 1997.

In February 1997, one of Broadway Federal's branch facilities was broken into. The branch experienced moderate property damage, and approximately $135,000 of cash was stolen. As of the date of the report, management was unable to estimate the total loss exposure, from the incident, to Broadway Federal.

                       Broadway Financial Corporation and Subsidiary

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST         SECOND          THIRD         FOURTH
                                               QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                                               --------------------------------------------------------------------
1996
Interest income                                $  2,147       $  2,161       $  2,225       $  2,213       $  8,746
Interest expense                                    863            865            864            888          3,480
Net interest income                               1,284          1,296          1,361          1,325          5,266
Provision for loan losses                            55            188            255             88            586
Net earnings                                        114            (54)          (378)            41           (277)
Primary earnings (loss)
  per share of common stock:
Net earnings (loss)(2)                             0.13          (0.06)         (0.42)          0.05          (0.31)
Market range:
High bid                                          10.75          10.00          10.00           9.75
Low bid                                           10.25          10.00           9.63           9.13

1995
Interest income                                   1,818          1,910          1,973          2,069          7,770
Interest expense                                    703            753            826            884          3,166
Net interest income                               1,115          1,157          1,147          1,185          4,604
Provision for loan losses                            96            139             43            121            399
Net earnings                                        163             74            121            132            490
Primary earnings (loss)
 per share of common stock:
Net earnings (loss)(1)                              N/A            N/A            N/A            N/A            N/A
Market range:
High bid(1)                                         N/A            N/A            N/A            N/A            N/A
Low bid(1)                                          N/A            N/A            N/A            N/A            N/A

(1) 1995 data not available since Company has not yet converted to a stock form of ownership (see Note 17 - Conversion to Capital Stock Form of Ownership).

(2) The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. Another factor affecting fully diluted earnings per share is that, for certain periods, the fully diluted computed amounts would be antidilutive; primary earnings per share are shown above in such cases.

                       Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION

This information should be read in conjunction with the other Notes to Consolidated Financial Statements. During the first quarter of 1996, the Company issued $8.9 million of common stock and $911,000 of preferred stock. The Company retained 50% of the net common stock proceeds and used the remaining net common stock proceeds and all of the preferred stock proceeds to purchase the capital stock of Broadway Federal (see Note 17 - Conversion to Capital Stock Form of Ownership).

                              Statements of Financial Condition

                                                                     DECEMBER 31
                                                                  1996        1995
                                                                ---------------------
                                                                     (IN THOUSANDS)
ASSETS
Cash                                                            $  784        $ 7,839
Investment securities held to maturity                           2,488              -
Accrued interest                                                    23              7
Stock subscription receivable                                        -          2,505
Investment in subsidiaries                                       4,718          4,987
Other assets                                                       117              -
                                                                ------        -------
                                                                $8,130        $15,338
                                                                ------        -------
                                                                ------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                                                $    -        $ 5,897
Other liabilities                                                   68            377
                                                                ---------------------
                                                                    68          6,274
Stockholders' equity                                             8,062          9,064
                                                                ---------------------
                                                                $8,130        $15,338
                                                                ---------------------
                                                                ---------------------

                       Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                Statements of Operations

                                                          SEPTEMBER 25,
                                            YEAR ENDED       1995 TO
                                           DECEMBER 31,   DECEMBER 31,
                                               1996           1995
                                           ----------------------------
                                                  (IN THOUSANDS)
Interest income                             $159              $10
Interest expense                               6               10
Other income                                   -                -
Other expense                                147                -
Income taxes                                   7                -
                                           ----------------------------
Earnings before equity in earnings
  (loss) of subsidiaries                      (1)               -
Equity in earnings (loss) of subsidiaries   (276)               -
                                           ----------------------------
Net earnings (loss)                        $(277)             $ -
                                           ----------------------------
                                           ----------------------------

                             Statements of Cash Flows

                                                          SEPTEMBER 25,
                                            YEAR ENDED       1995 TO
                                           DECEMBER 31,   DECEMBER 31,
                                               1996           1995
                                           ----------------------------
                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings (loss)                         $  (277)          $  -
Adjustments to reconcile
 net earnings (loss) to cash
 provided by operating activities:
Equity in (earnings) loss of subsidiaries       276              -
Increase in interest receivable                 (16)            (7)
Increase (Decrease) in other assets            (117)             -
Decrease in other liabilities                  (309)           377
Amortization                                      2              -
                                            --------------------------
Total adjustments                              (164)           370
                                            --------------------------
Net cash (used in) provided
  by operating activities                      (441)           370

                       Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                     Statements of Cash Flows (continued)

                                                                          SEPTEMBER 25,
                                                            YEAR ENDED       1995 TO
                                                           DECEMBER 31,   DECEMBER 31,
                                                               1996           1995
                                                           ---------------------------
                                                                  (IN THOUSANDS)
INVESTING ACTIVITIES
Purchases of investment securities held to maturity          $  (2,488)      $      -
Proceeds from maturity of investment
  securities available for sale                                    170              -
Purchases of investment securities
  available for sale                                            (1,982)             -
Sale of investment securities
  available for sale                                             1,762              -
Loss on sale of investment securities
  available for sale                                                48              -
Purchase of outstanding stock of subsidiaries                       (7)        (4,987)
                                                           ---------------------------
Net cash used in investing activities                           (2,497)        (4,987)

FINANCING ACTIVITIES
Net proceeds from the issuance of stock                             62          9,064
Dividends declared                                                (224)             -
Increase (Decrease) in accounts payable                         (5,897)         5,897
Decrease (Increase) in stock subscription receivable             2,505         (2,505)
Unearned ESOP                                                     (563)             -
                                                           ---------------------------
Net cash provided by (used in) financing activities             (4,117)        12,456
                                                           ---------------------------
Net increase in cash and cash equivalents                       (7,055)             -
Cash and cash equivalents, beginning of period                   7,839              -
                                                           ---------------------------
Cash and cash equivalents, end of period                        $  784       $  7,839
                                                           ---------------------------
                                                           ---------------------------

                                                                            F-40