Form 10QSB
period 1997-03-31
BROADWAY FINANCIAL CORP \DE\
filed 1997-05-13
CIK 1001171

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                         (213) 931-1886
        ------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 840,188 shares of the Company's Common Stock, par value $.01 per share, were issued and oustanding as of April 30, 1997.
      --------------

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     INDEX

PART I-- FINANCIAL INFORMATION

  Item 1. Financial Statements                   Page
                                                 ----
          Consolidated Balance Sheets as
          of March 31, 1997 (unaudited)
          and December 31, 1996                     3

          Consolidated Statements of
          Operations (unaudited) for
          the three months ended
          March 31, 1997 and March 31, 1996         4

          Consolidated Statements of
          Cash Flows (unaudited) for the
          three months ended March 31, 1997
          and March 31, 1996                        5

          Notes to Consolidated Financial
          Statements                                7


  Item 2. Management's Discussion and
          Analysis of Operations                    9


PART II-- OTHER INFORMATION

  Item 1.   Legal Proceedings                      14

  Item 2.   Changes in Securities                  14

  Item 3.   Defaults Upon Senior Securities        14

  Item 4.   Submission of Matters to a Vote
            of Security Holders                    14

  Item 5.   Other Information                      14

  Item 6.   Exhibits and Reports on Form 8-K       14

                          BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   MARCH 31,
                                                                     1997          DECEMBER 31,
                                                                  (UNAUDITED)         1996
                                                                  -----------      ------------
ASSETS:

Cash and Federal funds sold......................................  $   5,340        $   5,180
Investment securities, held to maturity..........................      8,874           10,371
Loans receivable, net............................................     98,808           96,260
Accrued interest receivable......................................        759              733
Investment in real estate........................................         99               --
Real estate acquired through foreclosure.........................      1,226              933
Investments in capital stock of Federal Home Loan Bank, at cost..        890              876
Office properties & equipment, net...............................      2,252            2,052
Income tax receivable............................................        291              426
Other assets.....................................................        224              265
                                                                   ---------        ---------
   Total Assets..................................................  $ 118,763        $ 117,096
                                                                   ---------        ---------
                                                                   ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits ................................................  $ 103,724        $ 101,994
Advance payments by borrowers for taxes and insurance............          4              161
Deferred income taxes............................................        409              452
Other liabilities................................................        974              845
                                                                   ---------        ---------
   Total Liabilities.............................................    105,111          103,452
Stockholders' equity:

  Preferred nonconvertible, non-cumulative, and non-voting
   stock, $.01 par value, authorized 1,000,000 shares; isued
   and outstanding 91,073 shares at March 31, 1997...............          1                1
Additional paid-in capital.......................................        910              910
Common Stock, $.01 par value, authorized 3,000,000 shares;
 issued and outstanding 892,688 shares at March 31, 1997.........          9                9
Additional paid-in capital.......................................      8,207            8,207
Retained Earnings-substantially restricted.......................      5,088            5,080
Unearned Employee Stock Ownership Plan shares....................       (563)            (563)
                                                                   ---------        ---------

Total stockholders' equity.......................................     13,652           13,644
                                                                   ---------        ---------

Total liabilities and stockholders'equity........................  $ 118,763        $ 117,096
                                                                   ---------        ---------
                                                                   ---------        ---------

                    See Notes to Consolidated Financial Statements

                        BROADWAY FINANCIAL CORPORATION
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                1997            1996
                                                             (UNAUDITED)     (UNAUDITED)
                                                             -----------     -----------
Interest Income:
   Interest on loans receivable............................  $   2,039        $   1,907
   Interest on investment securities.......................        157              213
   Interest on mortgage backed securities..................          6               16
   Other interest income...................................         14               11
                                                             ---------        ---------
     Total interest income.................................      2,216            2,147

Interest on savings deposits...............................        935              863
                                                             ---------        ---------

     Net interest income before provision for loan losses..      1,281            1,284

Provision for loan losses..................................         30               55
                                                             ---------        ---------

     Net interest income after provision for loan losses...      1,251            1,229

Noninterest income:
Service charges............................................         83               75
Real estate operations, net................................        (15)             (40)
Write-down on valuation of loans held for sale.............         --              (16)
Other noninterest income...................................          5               18
                                                             ---------        ---------
                                                                    73               37
                                                             ---------        ---------

Noninterest expense:

   Compensation and benefits...............................        575              488
   Occupancy expense, net..................................        222              228
   Advertising and promotional expense.....................         45               65
   Professional services...................................         23               11
   Federal insurance premiums..............................         12               64
   Insurance bond premiums.................................         29               24
   Other noninterest expense...............................        307              208
                                                             ---------        ---------
                                                                 1,213            1,088
                                                             ---------        ---------

   Earnings before income taxes ...........................        111              178

Income taxes...............................................         48               64
                                                             ---------        ---------

   Net earnings (Loss).....................................  $      63         $    114
                                                             ---------        ---------
                                                             ---------        ---------

Per share information
   Number of shares........................................    892,688          892,688
   Earnings per share......................................       $.07             $.13

                    See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                          March 31,     March 31,
                                                            1997          1996
                                                         (Unaudited)   (Unaudited)
                                                         -----------   -----------
Cash flows from operating activities:
   Net earnings                                           $     63       $   114
                                                          --------       -------

Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation                                                 41            43
   Amortization of net deferred loan origination fees           12            (9)
   Amortization of discounts and premium on securities          (2)           (4)
   Federal Home Loan Bank stock dividends                      (14)          (11)
   Loss (Gain) on sale of real estate owned                      1           (14)
   Gain on sale of loans receivable held for sale               --            (4)
   Write-down on valuation of loans held for sale               --            16
   Provision for loan losses                                    30            55
   Provision for write-downs and losses on real estate          10            24
   Proceeds from sale of loans receivable held for sale         --           221
   Increase in accrued interest receivable                     (26)          (39)
   Decrease in income tax receivable                            92            91
   Decrease in other assets                                     41           297
   Increase in other liabilities                               120           132
                                                          --------       -------
     Total adjustments                                         305           798
                                                          --------       -------

     Net cash provided by operating activities                 368           912
                                                          --------       -------

Cash flows provided by (used in) investing activities:
   Loans originated, net of refinances                      (3,759)       (2,003)
   Loans purchased                                          (1,833)           (8)
   Principal repayment on loans                              2,667         1,099
   Increase (Decrease) in loans in process                      (6)           84
   Increase in mortgage-backed securities                       --        (2,787)
   Decrease in loan receivable held for sale                    --           227
   Increase in investment in real estate                       (99)           --
   Purchases of investment securities held to maturity          --        (3,989)
   Proceeds from maturities of investment securities
    held to maturity                                         1,499         2,000
   Capital expenditures for office properties and
    equipment                                                 (241)          (34)
   Proceeds from sale of real estate acquired through
    foreclosure                                                 47           210
                                                          --------       -------
     Net cash used in investing activities                  (1,725)       (5,201)
                                                          --------       -------

                                   (Continued)
                                        5

                           BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                          March 31,     March 31,
                                                            1997          1996
                                                         (Unaudited)   (Unaudited)
                                                         -----------   -----------
   Net increase (decrease) in savings deposits               1,730       (11,031)
   Preferred stock subscribed                                   --           911
   Common stock subscribed                                      --         8,153
   Dividends declared                                          (56)          (56)
   Unearned Employee Stock Ownership Plan                       --          (625)
   Decrease in advances by borrowers for taxes and
    insurance                                                 (157)         (121)
                                                          --------       -------
     Net cash provided by (used in) financing activities     1,517        (2,769)
                                                          --------       -------

     Net increase (decrease) in cash and cash equivalents      160        (7,058)

Cash and cash equivalents at beginning of year               5,180        17,761
                                                          --------       -------

Cash and cash equivalents at end of year                  $  5,340       $10,703
                                                          --------       -------
                                                          --------       -------

Supplemental disclosure of cash flow information:

   Cash paid for interest expense                         $    937       $   887
   Cash paid for income taxes                                   --            90
                                                          --------       -------
                                                          --------       -------

Supplemental disclosure of noncash investing and financing activities:

   Additions to real estate acquired through
    foreclosure                                                356           413

   Loans to facilitate the sale of real estate acquired
    through foreclosure                                         --           157

                  See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting of recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1996 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

    EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and, if applicable, restate all prior periods. Under the new requirements for calculating primary EPS, the dilutive effect of common stock equivalents (i.e. options, warrants and convertible securities) will be excluded. Thus, the basic EPS calculation under the guidance of SFAS No. 128 will be to divide net income available to common stockholders by the weighted average common shares outstanding. As the company does not have any outstanding common stock equivalents, there is no impact on the Company's calculation of primary and fully diluted EPS based on the method outlined in SFAS No. 128 for the first quarters ended March 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Bank, f.s.b. ("Broadway Federal" or "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company, on January 8, 1996.

The Company's principal business is serving as a holding company for Broadway Federal. The Company's and Broadway Federal's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such
as deposits and borrowings.   The Bank also generates recurring non-interest
income such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

GENERAL

The Company recorded net earnings of $63,000 for the three months ended March 31, 1997, as compared to net earnings of $114,000 for the three months ended March 31, 1996. The first quarter results included a $135,000 pretax loss resulting from a burglary in one of the Bank's branch offices in February 1997. Excluding such burglary loss the Company would have recorded first quarter net earnings of $140,000. First quarter net earnings also resulted from a number of other offsetting factors which included higher interest income, higher interest on savings deposits, lower provision for loan losses, higher noninterest income and higher noninterest expense.

INTEREST INCOME

Interest income increased by $69,000 during the three months ended March 31, 1997 as compared to the same period a year ago. This increase was primarily the result of an increase in average assets of $4.3 million, to $118.0 million for the three months ended March 31, 1997 from $113.7 million for the same period in the prior year. The increase in assets during the three months ended March 31, 1997 was funded by an increase in savings deposits for the period. The increase in average assets resulted from the Company's focus on increasing its loan portfolio, as well as a planned increase in its investment securities.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $72,000 during the three months ended March 31, 1997 as compared to the same period a year ago. The increase in interest on savings deposits was due to an increase in average deposits of $1.2 million, to $102.7 million for the three months ended March 31, 1997 from $101.5 million during the same period in 1996. The increase in interest on savings deposits also reflects the rising interest rate environment as the average cost of deposits increased 25-basis points, from 3.40% for the three months ended March 31, 1996 to 3.65% for the three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $25,000, from $55,000 for the three months ended March 31, 1996 to $30,000 for the three months ended March 31, 1997. The decrease in the provision for loan losses was due primarily to higher specific reserves having been established for problem loans during the three months ended March 31, 1996 as compared to the same period during 1997. In March 1996, specific reserves totalling $38,000 were established on three loans. The property securing one of these loans has been foreclosed upon and recorded as real estate acquired through foreclosure ("REO").

Total non-performing assets, consisting of non-accrual loans and REO, increased by $110,000, from $2.7 million at March 31, 1996 to $2.8 million at March 31, 1997. The $110,000 increase resulted from an increase in non-accrual loans of $896,000 offset by a decrease in REO of $786,000. Non-performing assets at December 31, 1996 totalled $2.8 million, consisting of $1.9 in non-accrual loans and $933,000 in REO properties. As a percentage of total assets, nonperforming assets were 2.42% at March 31, 1997, compared to 2.40% and 2.39% at March 31, 1996 and December 31, 1996, respectively. Since December 1996, non-accrual loans have decreased $223,000 to $1.6 million and REO have increased $293,000 to $1.2 million, respectively. Non-accrual loans at March 31, 1997 included seven loans totalling $765,000 secured by one- to four-unit properties, three loans totalling

$637,000 secured by multi-family properties, one loan totalling $223,000 secured by a nonresidential property and two fully reserved non-mortgage loans totalling $24,000.

As of March 31, 1997 the Company's allowance for loan losses totaled $1.2 million, representing a $20,000 increase over the balance at December 31, 1996. The allowance for loan losses represents 1.18% of total loans at March 31, 1997, as compared to 1.19% of total loans at December 31, 1996. During the quarter the allowance for loan losses was increased by the $30,000 direct charge to the Company's provision for loan losses, offset by a $10,000 write-off of a portion of a loan that was transferred to REO. The allowance for loan losses was 72.32% of non-accrual loans at March 31, 1997, compared to 62.65% at December 31, 1996. As of March 31, 1997 management believes that the allowance for loans losses is adequate to cover inherent losses in its loan portfolio, however, there can be no assurance that such losses will not exceed the estimated amounts.

NONINTEREST INCOME

Noninterest income increased by $36,000, from $37,000 for the three months ended March 31, 1996 to $73,000 for the same period during 1997. The increase was due to a number of offsetting factors. Service fees on savings accounts increased $8,000, from $75,000 during the three months ended March 31, 1996 to $83,000 for the same period in 1997. The increase resulted primarily from higher fees earned from returned checks on customers checking accounts. In addition, write-downs, expenses and write-offs related to the operation and sale of REO were $15,000 during the first three months of 1997 as compared to $40,000 during the same period in 1996. The higher 1996 loss was the result of a direct write-off to reduce the carrying amount of REO to the fair value of the real estate. The "Write-down on Valuation of Loans Held For Sale" was zero for the three months ended March 31, 1997, as compared to a loss of $16,000 for the three months ended March 31, 1996 as the Company had no loans classified as held for sale at March 31, 1997. Finally, other noninterest income decreased from $18,000 for the three months ended March 31, 1996 to $5,000 for the same period in 1997, primarily as a result of the recognition of nonrecurring income, including recoveries during the first three months of 1996, relating to defaults on loans, that did not recur during the same period in 1997.

NONINTEREST EXPENSE

Noninterest expense increased $125,000, from $1.1 million for the three months ended March 31, 1996 to $1.2 million for the same period in 1997. The increase in noninterest expense was due primarily to increase in compensation and benefits, professional service and other noninterest expense, offset by decrease in occupancy expense, advertising and promotional expense, and federal insurance premiums. Compensation and benefits increased $87,000, from $488,000 to $575,000, due to general salary increases during the year and an increase in the number of staff.

Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, decreased $6,000, from $228,000 to $222,000, due to the elimination of rent expense when Broadway Federal relocated its Inglewood California branch to a newly owned facility in the first quarter of 1997. Advertising and promotional expense decreased $20,000, from $65,000 to $45,000 as a result of decreased promotional activities during the first three months of 1997. Professional service expense increased $12,000, from $11,000 to $23,000, due to an increase in the use of outside consultants and other professionals. Federal insurance premiums decreased $52,000, from $64,000 to $12,000 due to an insurance rate reduction after the payment of a one-time assessment fee imposed by FDIC in 1996. The $99,000 increase in other noninterest expense is primarily attributable to the $135,000 burglary loss incurred in February 1997. The Company is working with local law enforcement agencies in investigating the burglary. As a result of the burglary the Company has enhanced its security controls including training and surveillance activities. Management anticipates that $85,000 of the loss will be recovered from insurance proceeds, and the remaining $50,000 of the loss, representing the Company's deductible under its Fidelity Bond policy, will be recovered from subrogation activities by the insurance carrier.

The statement above is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The anticipated proceeds is subject to filing of a claim and determination by the insurance carrier that the loss is covered by the Bank's Financial Institution Bond and the successful subrogation efforts by the insurance carrier and the Company.

INCOME TAXES

Income tax expense decreased from $64,000 for the three months ended March 31, 1996 to $48,000 for the same period in 1997. The decrease in income taxes was the result of the decrease in earnings before income taxes during the three months ended March 31, 1997 compared to the same period ended March 31, 1996.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND DECEMBER 31, 1996

Total assets at March 31, 1997 were $118.8 million compared to $117.1 million at December 31, 1996, representing an increase of $1.7 million. The increase in total assets was funded primarily from additional savings deposits made during the period, and by $1.5 million maturities from investment securities. Net loans receivable increased from $96.3 million at December 31, 1996 to $98.8 million at March 31, 1997 as a result of $3.8 million in new loan originations, a $1.8 million in loan purchase, offset by $2.7 million in principal repayments and $400,000 in loans transferred to foreclosure.

Total liabilities at March 31, 1997 were $105.1 million compared to $103.5 million at December 31, 1996. The $1.6 million increase is primarily attributable to the increase in savings deposits.

Total capital at March 31, 1997 was $13.6 million an increase of $8,000 from December 31, 1996. The increase resulted from $63,000 in earnings for the quarter, net of a dividend declared.

SUBSEQUENT EVENTS

Subsequent to the end of the first quarter, on April 16, 1997 and April 17, 1997 the Company acquired 2,500 shares and 50,000 shares, respectively, of its Common Stock, representing 5.881% of the total outstanding stock. The acquired shares will be used for the Bank's benefit plans and to redeem a portion of the Company's Series A Preferred Stock.

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

                    BROADWAY FINANCIAL CORPORATION

Date:   May 9, 1997           By:
      -------------------        ----------------------------------
                              Paul C. Hudson
                              President and Chief Executive Officer

                              By:
                                 ----------------------------------
                              Bob Adkins
                              Secretary and Chief Financial Officer