Form 10QSB
period 1997-06-30
BROADWAY FINANCIAL CORP \DE\
filed 1997-08-14
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 835,188 shares of the Company's Common Stock, par value $.01 per share, were issued and oustanding as of JULY 31, 1997.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

                                        INDEX

PART I-- FINANCIAL INFORMATION

         Item 1.   Financial Statements                       Page
                                                              ----
                   Consolidated Balance Sheets as
                   of June 30, 1997 (unaudited)
                   and December 31, 1996                        3

                   Consolidated Statements of
                   Operations (unaudited) for
                   the three months and six months ended
                   June 30, 1997 and June 30, 1996              4

                   Consolidated Statements of
                   Cash Flows (unaudited) for the
                   three months and six months ended
                   June 30, 1997 and June 30, 1996              5

                   Notes to Consolidated Financial
                   Statements                                   7


         Item 2.   Management's Discussion and
                   Analysis of Operations                       9


PART II-- OTHER INFORMATION

         Item 1.   Legal Proceedings                           14

         Item 2.   Changes in Securities                       14

         Item 3.   Defaults Upon Senior Securities             14

         Item 4.   Submission of Matters to a Vote
                   of Security Holders                         14

         Item 5.   Other Information                           14

         Item 6.   Exhibits and Reports on Form 8-K            14

                       BROADWAY FINANCIAL CORPORATION
                               AND SUBSIDIARY
                         Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                       June 30,      December 31,
                                                                         1997            1996
                                                                       --------      ------------
                                                                      (Unaudited)
ASSETS:
Cash and Federal funds sold. . . . . . . . . . . . . . . . . . .       $  6,439       $  5,180
Investment securities, held to maturity. . . . . . . . . . . . .         11,870         10,371
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . .         97,861         96,260
Accrued interest receivable. . . . . . . . . . . . . . . . . . .            768            733
Investment in real estate. . . . . . . . . . . . . . . . . . . .            113              0
Real estate acquired through foreclosure . . . . . . . . . . . .          1,485            933
Investments in capital stock of Federal Home Loan Bank, at cost.            903            876
Office properties & equipment, net . . . . . . . . . . . . . . .          2,359          2,052
Income taxes receivable. . . . . . . . . . . . . . . . . . . . .            183            426
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            264            265
                                                                       --------       --------
  Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .       $122,245       $117,096
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . .       $107,550       $101,994
Advance payments by borrowers for taxes and insurance. . . . . .            147            161
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .            409            452
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .            995            845
                                                                       --------       --------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . .       $109,101       $103,452

Stockholders' equity:
  Preferred nonconvertible, non-cumultive, and non-voting stock,
   $.01 par value, authorized 1,000,000 shares; issued and
   outstanding 91,073 shares at June 30, 1997. . . . . . . . . .              1              1
  Additional paid-in capital . . . . . . . . . . . . . . . . . .            910            910
  Common Stock, $.01 par value, authorized 3,000,000 shares;
   issued and outstanding 835,188 shares at June 30, 1997. . . .              9              9
  Additional paid-in capital. . . . . . . . . . . . . . . . . .          8,221          8,207
  Retained Earnings-substantially restricted . . . . . . . . . .          5,176          5,080
  Treasury Stock, at cost. . . . . . . . . . . . . . . . . . . .          (626)              0
  Unearned Employee Stock Ownership Plan shares. . . . . . . . .          (547)          (563)
                                                                       --------       --------
   Total stockholders' equity. . . . . . . . . . . . . . . . . .         13,144         13,644
                                                                       --------       --------
     Total liabilities and stockholders' equity. . . . . . . . .       $122,245       $117,096
                                                                       --------       --------
                                                                       --------       --------

                 See Notes to Consoldiated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                         ------------------             ----------------
                                                                         1997           1996           1997           1996
                                                                       --------       --------       --------      ---------
Interest Income:
    Interest on loans receivable . . . . . . . . . . . . . . . .       $  2,088       $  1,930       $  4,127       $  3,837
    Interest on investment securities. . . . . . . . . . . . . .            160            161            317            374
    Interest on mortgage backed securities . . . . . . . . . . .             26             58             32             74
    Other interest income. . . . . . . . . . . . . . . . . . . .             15             12             29             23
                                                                       --------       --------       --------       --------
       Total interest income . . . . . . . . . . . . . . . . . .          2,289          2,161          4,505          4,308

Interest on savings deposits . . . . . . . . . . . . . . . . . .            981            865          1,916          1,728
                                                                       --------       --------       --------       --------
       Net interest income before provision for loan losses. . .          1,308          1,296          2,589          2,580

Provision for loan losses. . . . . . . . . . . . . . . . . . . .             47            188             77            243
                                                                       --------       --------       --------       --------
       Net interest income after provision for loan losses.. . .          1,261          1,108          2,512          2,337

Noninterest income:
    Service charges. . . . . . . . . . . . . . . . . . . . . . .            118             73            201            148
    Real estate operations, net. . . . . . . . . . . . . . . . ..           (40)          (112)           (55)          (152)
    Recovery (write-down) on valuation of loans held for sale. .              -            (40)             -            (56)
    Other noninterest income . . . . . . . . . . . . . . . . . .             34             23             39             41
                                                                       --------       --------       --------       --------
                                                                            112           (56)            185           (19)
                                                                       --------       --------       --------       --------
Noninterest expense:
    Compensation and benefits. . . . . . . . . . . . . . . . . .            624            500          1,199            988
    Occupancy expense, net . . . . . . . . . . . . . . . . . . .            226            206            448            434
    Advertising and promotional expense. . . . . . . . . . . . .             24             31             69             96
    Professional services. . . . . . . . . . . . . . . . . . . .             13             30             36             41
    Federal insurance premiums.. . . . . . . . . . . . . . . . .             24             68             36            132
    Insurance bond premiums. . . . . . . . . . . . . . . . . . .             27             27             56             51
    Other noninterest expense. . . . . . . . . . . . . . . . . .            186            257            493            465
                                                                       --------       --------       --------       --------
                                                                          1,124          1,119          2,337          2,207
                                                                       --------       --------       --------       --------
    Earnings before income taxes . . . . . . . . . . . . . . . .            249           (67)            360            111
Income taxes.. . . . . . . . . . . . . . . . . . . . . . . . . .            104           (13)            152             51
                                                                       --------       --------       --------       --------
    Net earnings (Loss). . . . . . . . . . . . . . . . . . . . .         $  145        $  (54)         $  208          $  60
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------
Per share information
    Number of shares.. . . . . . . . . . . . . . . . . . . . . .        849,996        892,688        871,224        892,688
    Earnings per share.. . . . . . . . . . . . . . . . . . . . .           $.16          $(.06)          $.21           $.07

                See Notes to Consolidated Financial Statements

                       BROADWAY FINANCIAL CORPORATION
                               AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                           Six  Months Ended
                                                                        June 30,       June 30,
                                                                        -----------------------
                                                                           1997          1996
                                                                        --------       --------
Cash flows from operating activities:
   Net earnings                                                         $   208        $    60
                                                                        -------        -------
   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
    Depreciation                                                             82             86
    Amortization of net deferred loan origination fees                       40              5
    Amortization of discounts and premium on securities                       6            (6)
    Federal Home Loan Bank stock dividends                                 (27)           (22)
    Loss (Gain) on sale of real estate owned                                  2           (31)
    Write-down on valuation of loans held for sale                           --             56
    Provision for loan losses                                                77            243
    Provision for write-downs and losses on real estate                      13             97
    Proceeds from sale of loans receivable                                  229            221
    Increase in accrued interest receivable                                (35)          (100)
    Decrease in income tax receivable                                       243             91
    Decrease (Increase) in other assets                                       1           (95)
    Decrease in deferred income taxes                                      (43)             --
    Increase in other liabilities                                           121             50
    Other                                                                    --             24
                                                                        -------        -------
      Total adjustments                                                     709            619
                                                                        -------        -------
      Net cash provided by operating activities                             917            679

   Cash flows provided by (used in) investing activities:
    Loans originated, net of refinances                                 (7,127)        (5,531)
    Loans purchased                                                     (1,833)          (541)
    Principal repayment on loans                                         5,839          3,060
    Increase in loans in process                                           299            105
    Increase in mortgage-backed securities                                  --         (3,590)
    Increase in loan receivable held for sale                               --           (485)
    Increase in investment in real estate                                 (113)            --
    Purchases of investment securities held to maturity                 (4,004)        (4,982)
    Proceeds from maturities of investment securities held to
     maturity                                                            2,499          2,500
    Capital expenditures for office properties and equipment              (389)          (127)
    Proceeds from sale of real estate acquired through foreclosure         337            946
                                                                       -------        -------
      Net cash used in investing activities                             (4,492)        (8,645)
                                                                       -------        -------

                                  (Continued)

                       BROADWAY FINANCIAL CORPORATION
                               AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                           Six  Months Ended
                                                                        June 30,       June 30,
                                                                        -----------------------
                                                                           1997          1996
                                                                        --------       --------
    Net increase (decrease) in savings deposits                           5,556        (14,255)
    Preferred stock subscribed                                               --            911
    Additional paid-in capital                                               14             --
    Common stock subscribed                                                  --          8,163
    Dividends declared                                                     (112)          (112)
    Unearned Employee Stock Ownership Plan                                   16           (609)
    Treasury  stock                                                        (626)            --
    Decrease in advances by borrowers
     for taxes and insurance                                                (14)           (49)
                                                                        -------        -------
       Net cash provided by (used in) financing activities                4,834         (5,951)
                                                                        -------        -------
       Net increase (decrease) in cash and cash equivalents               1,259        (13,917)

   Cash and cash equivalents at beginning of year                         5,180         17,761
                                                                        -------        -------
   Cash and cash equivalents at end of year                              $6,439         $3,844
                                                                        -------        -------
                                                                        -------        -------
   Supplemental disclosure of cash flow information:
    Cash paid for interest expense                                       $1,912         $1,740
    Cash paid for income taxes                                               --            284
                                                                        -------        -------
                                                                        -------        -------

   Supplemental disclosure of noncash investing and financing activities:

    Additions to real estate acquired through foreclosure                 1,036            678
    Loans to facilitate the sale of real estate acquired through
     foreclosure                                                             --            729

                 See Notes to Consoldiated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting of recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at June 30, 1997 and the results of its operations for the three months and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1996 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR STOCK-BASED COMPENSATION -- In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows for the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include disclosures of the fair value of such compensation. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. In connection with the conversion of the Company's principal subsidiary from mutual to stock form , the Board of Directors of the Company has adopted certain stock-based compensation plans. Stockholder approval of the plans was obtained at the Company's Annual Meeting held on July 3, 1996. The Company will account for such plans under APB Opinion 25 and make the appropriate disclosures required under SFAS No. 123. The Company does not believe that such adoption and accounting has any adverse impact on its financial condition or results of operations.

    EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and, if applicable, restate all prior periods. Under the new requirements for calculating primary EPS, the dilutive effect of common stock equivalents (i.e. options, warrants and convertible securities) will be excluded. Thus, the basic EPS calculation under the guidance of SFAS No. 128 will be to divide net income available to common stockholders by the weighted average common shares outstanding. As the company does not have any outstanding common stock equivalents, there is no impact on the Company's calculation of primary and fully diluted EPS based on the method outlined in SFAS No. 128 for the three months and six months ended June 30, 1997 and 1996.

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

The Company's principal business is serving as a holding company for Broadway Federal. The Company's results of operations are dependent primarily on Broadway Federal's net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such
as deposits and borrowings.   Broadway Federal also generates recurring
non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expense, and federal deposit insurance premiums, and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL

The Company recorded net earnings of $145,000 for the three months ended June 30, 1997, as compared to a net loss of $(54,000) for the three months ended June 30, 1996. For the six months ended June 30, 1997 the Company recorded net earnings of $208,000, as compared to net earnings of $60,000 for the same period ended June 30, 1996. The second quarter and year-to-date net earnings as of June 30, 1997 resulted from a number of offsetting factors which included higher interest income, higher interest on savings deposits, lower provision for loan losses, higher noninterest income, higher noninterest expense and higher income taxes.

INTEREST INCOME

Interest income increased by $128,000 during the three months ended June 30,

1997 as compared to the same period a year ago. For the six months ended June 30, 1997, interest income increased by $197,000 as compared to the same period a year ago. These increases were primarily the result of increases in average assets of $7.2 million and $6.0 million for the three-month and six-month periods ended June 30, 1997, respectively, as compared to the same periods in the prior year. The increases in assets during the three-month and six-month periods ended June 30, 1997 were funded by increases in savings deposits. The increase in average assets resulted from the Company's focus on increasing its loan portfolio, as well as a planned increase in its investment securities.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $116,000 during the three months ended June 30, 1997 as compared to the same period a year ago. For the six months ended June 30, 1997, interest on savings deposits increased by $188,000 as compared to the same period in the prior year. The increase in interest on savings deposits was due to increases in average deposits of $8.4 million and $4.9 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods a year ago. The increase in interest on savings deposits also reflects the rising and more competitive interest rate environment as the average cost of deposits increased 12-basis points, from 3.55% for the six months ended June 30, 1996 to 3.67% for the six months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $141,000, from $188,000 for the three months ended June 30, 1996 to $47,000 for the three months ended June 30, 1997. For the six months ended June 30, 1997, the provision for loan losses decreased by $166,000, from $243,000 to $77,000. For the three-month and six-month periods ended June 30, 1996, higher general and specific reserves were established for problem loans. The decreases in the provision for loan losses were due primarily to improved asset quality.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $160,000, from $2.7 million at June 30, 1996 to $2.5 million at June 30, 1997. The $160,000 decrease resulted from a decrease in non-accrual loans of $159,000 and a decrease in REO of $1,000. Non-performing assets at December 31, 1996 totalled $2.8 million, consisting of $1.9 million in non-accrual loans and $933,000 in REO properties. As a percentage of total assets, nonperforming assets were 2.06% at June 30, 1997, compared to 2.40% and 2.39% at June 30, 1996 and December 31, 1996, respectively. Since December 1996, non-accrual loans have decreased by $835,000 to $1.0 million and REO has increased by $552,000 to $1.5 million. Non-accrual loans at June 30, 1997 included four loans totalling $379,000 secured by one- to four-unit properties and three loans totalling $660,000 secured by multi-family properties.

As of June 30, 1997 the Company's allowance for loan losses totalled $1.0 million, representing a $172,000 decrease from the balance at December 31, 1996. The allowance for loan losses represents 1.00% of total loans at June 30, 1997, as compared to 1.19% of total loans at December 31, 1996. During the quarter ended June 30, 1997 the allowance for loan losses was decreased by $191,000, including the effects of $238,000 in write-offs and write-downs on loans, as partially offset by the $47,000 loss provision for the quarter.
The decrease of $238,000 included write-offs of three fully reserved loans totalling $100,000, secured by second trust deeds, and write-downs totalling $138,000 on loans that were transferred to REO. The allowance for loan losses was 96.51% of non-accrual loans at June 30, 1997, compared to 62.65% at December 31, 1996. As of June 30, 1997 management believes that the allowance for loans losses is adequate to cover inherent losses in its loan portfolio, however, there can be no assurance that such losses will not exceed the estimated amounts.

NONINTEREST INCOME

Noninterest income increased by $168,000, from a $56,000 expense for the three months ended June 30, 1996 to $112,000 in income for the same period during 1997. For the six months ended June 30, 1997, noninterest income increased by $204,000, from a $19,000 expense during 1996 to $185,000 in income for the same period in 1997. The increases were due to a number of offsetting factors. Service charges increased by $45,000 and $53,000 during the three-month and six-month periods ended June 30, 1997, respectively, as compared to the same periods a year ago. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at June 30, 1997 as compared to June 30, 1996, resulting in more fees earned. In addition, write-downs, expenses and write-offs related to the operation and sale of REO decreased by $72,000 and $97,000, respectively, during the three-month and six-month periods ended June 30, 1997, as compared to the same periods a year ago. The higher 1996 loss was the result of a direct write-off to reduce the carrying amount of REO to the fair market value of the real estate. The "Recovery (write-down) on Valuation of Loans Held For Sale" decreased by $40,000 and $56,000, respectively, for the three and six months ended June 30, 1997, as compared to the same periods during 1996, as the Company had no loans classified as held for sale since December 31, 1996. Finally, other noninterest income increased from $23,000 for the three months ended June 30, 1996 to $34,000 for the same period in 1997, primarily as a result of the recognition of a $10,000 gain on the sale of real estate. For the six months ended June 30, 1997, other noninterest income decreased from $41,000 during 1996 to $39,000 for the same period in 1997, primarily as a result of the recognition of nonrecurring income, including recoveries during the first quarter of 1996 offset by gain on sale of real estate investment during the second quarter of 1997.

NONINTEREST EXPENSE

Noninterest expense increased by $5,000 and $130,000, respectively, during the three-month and six-month periods ended June 30, 1997, as compared to the same periods in 1996. The increase in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense and other noninterest expense, offset by decreases in professional services, advertising and promotional expense, and federal insurance premiums. Compensation and benefits increased by $124,000 and $211,000, respectively, for the three-month and six-month periods ended June 30, 1997 as compared to the same respective periods a year ago. The increases result from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $20,000 and $14,000, respectively, for the three-month and six-month periods ended June 30, 1997, as compared to the same periods during 1996. The increases were primarily due to an increase in computer expenses offset by a decrease in repair and maintenance costs.
Other noninterest expense decreased from $257,000 for three months ended June 30, 1996 to $186,000 for three months ended June 30, 1997. The decrease was caused by several offsetting factors, including the 1996 recognition of a loss from an employee defalcation and higher security, telephone and postage expenses incurred in 1997. For the six months ended June 30, 1997, other noninterest expense increased by $28,000, from $465,000 for the six months ended June 30, 1996 to $493,000. The increase was primarily attributable to the $135,000 burglary loss incurred in February 1997 and the increase in security, stationary, telephone and postage expenses. Professional service expense decreased by $17,000 and $5,000, respectively, for the three and six months ended June 30, 1997. The decrease was due to a reduction in the use of outside consultants and other professionals. Federal insurance premiums decreased by $44,000 and $96,000, respectively, for the three and six months ended June 30, 1997 as compared to the same periods a year ago due to an insurance rate reduction after the payment of a one-time assessment fee imposed by FDIC in 1996.

INCOME TAXES

Income tax expense increased by $117,000 and $101,000, respectively, for the three month and six month periods ended June 30, 1997, as compared to the same periods in 1996. The increase in income taxes was the result of higher earnings before income taxes during 1997 as compared to the same periods during 1996.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996

Total assets at June 30, 1997 were $122.2 million compared to $117.1 million at December 31, 1996, representing an increase of $5.1 million. The increase in total assets was funded primarily from additional savings deposits made during the period. Net loans receivable increased from $96.3 million at December 31, 1996 to $97.9 million at June 30, 1997 as a result of $7.1 million in new loan originations and a $1.8 million loan purchase, offset by $5.8 million in principal repayments, $900,000 in loans transferred to foreclosure, $200,000 in loans sold, $300,000 in loans in process and $100,000 in allowance for loan losses.

Total liabilities at June 30, 1997 were $109.1 million compared to $103.5 million at December 31, 1996. The $5.6 million increase is primarily attributable to the increase in savings deposits.

Total capital at June 30, 1997 was $13.1 million as compared to $13.6 million at December 31, 1996, representing a decrease of $500,000. This decrease resulted from: 1) the purchase of outstanding Common stock totalling $626,000; 2) dividends declared totalling $112,000; 3) net earnings of $208,000 for six months ended June 30, 1997; 4) additional paid-in-capital totalling $14,000, resulting from interest earned on a loan to the employee stock ownership plan ("ESOP"); and 5) a decrease of $16,000 in the unearned ESOP account resulting from principal payments received on the loan to the ESOP.

During the quarter the Bank entered into an agreement to purchase for $1.6 million an office building located at 4800 Wilshire Boulevard, Los Angeles, California. The new facility contains approximately 11,200 square feet and was formerly operated as a branch office by Bank of America. Broadway Federal is acquiring the site to replace its administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. Since that time Bank administrative operations have been operated from Broadway Federal's branch office sites.

PART II. OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS

                   None

         Item 2.   CHANGES IN SECURITIES

                   None

         Item 3.   DEFAULTS UPON SENIOR SECURITIES

                   None

         Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                   The Annual Meeting of the Company was held on June 18, 1997 for the purpose of electing three directors to serve until the Annual Meeting to be held in the year 2000 or until their successors are elected and have been qualified.

                   The stockholders reelected Mr. Paul C. Hudson, Mr. Kellogg Chan and Mr. Larkin Teasley to serve as directors for terms of three years each. The number of votes FOR and those WITHHELD for each of the directors is detailed below:

                   MR. PAUL C. HUDSON
                   For       701,292
                   Withheld      500

                   MR. KELLOGG CHAN
                   For       692,021
                   Withheld    6,801

                   MR. LARKIN TEASLEY
                   For       701,166
                   Withheld      626

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

                             BROADWAY FINANCIAL CORPORATION

Date:  August 08, 1997       By: /s/  PAUL C. HUDSON
                                 ------------------------
                             Paul C. Hudson
                             President and Chief Executive Officer

                             By: /S/  BOB ADKINS
                                 ------------------------
                             Bob Adkins
                             Secretary and Chief Financial Officer