Form 10QSB
period 1997-09-30
BROADWAY FINANCIAL CORP \DE\
filed 1997-11-14
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT

         For transition period from__________ to___________

         Commission file number      0-27464

                            BROADWAY FINANCIAL CORPORATION
                            ------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                   95-4547287
             --------                                   ----------
      (State of Incorporation)                (IRS Employer Identification No.)

           4835 WEST VENICE BOULEVARD, LOS ANGELES, CALIFORNIA        90019
           -----------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (213) 931-1886
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 830,834 shares of the Company's Common Stock, par value $.01 per share, were issued and oustanding as of October 31, 1997.

Transitional Small Business Disclosure Format (Check one):

Yes / /  No /X/

                                        INDEX

PART I-- FINANCIAL INFORMATION

         Item 1.   Financial Statements                                    Page

                   Consolidated Statement of
                   Condition as of September 30, 1997
                   (unaudited) and December 31, 1996                         3

                   Consolidated Statement of
                   Operations (unaudited) for
                   the three months and nine months
                   ended September 30, 1997 and 1996                         4

                   Consolidated Statement of
                   Cash Flows (unaudited) for the
                   three months and nine months
                   ended September 30, 1997 and 1996                         5

                   Notes to Consolidated Financial
                   Statements                                                7


         Item 2.   Management's Discussion and
                   Analysis of Operations                                    9

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


                                                                     SEPTEMBER 30,
                                                                        1997           DECEMBER 31,
                                                                     (UNAUDITED)          1996
                                                                     -------------     -----------
  ASSETS:

  Cash and Federal funds sold. . . . . . . . . . . . . . . . . . . .   $  3,621        $ 5,180
  Investment securities, held to maturity. . . . . . . . . . . . . .     10,309         10,371
  Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .    102,303         96,260
  Loans receivable held for sale . . . . . . . . . . . . . . . . . .      1,350              -
  Accrued interest receivable. . . . . . . . . . . . . . . . . . . .        777            733
  Real estate acquired through foreclosure . . . . . . . . . . . . .      1,048            933
  Investments in capital stock of Federal Home Loan Bank, at cost. .        916            876
  Office properties & equipment, net . . . . . . . . . . . . . . . .      4,073          2,052
  Income tax receivable. . . . . . . . . . . . . . . . . . . . . . .         66            426
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        277            265
                                                                    -----------     -----------

       Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .   $124,740       $117,096
                                                                    -----------     -----------
                                                                    -----------     -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . .   $107,322       $101,994
  Advance from Federal Home Loan Bank. . . . . . . . . . . . . . . .      2,500              -
  Advance payments by borrowers for taxes and insurance. . . . . . .        316            161
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        409            452
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,009            845
                                                                    -----------     -----------

       Total Liabilities . . . . . . . . . . . . . . . . . . . . . .    111,556        103,452
  Stockholders' equity:
      Preferred  nonconvertible, non-cumulative, and non-voting
          stock, $.01 par value, authorized 1,000,000 shares;
          issued and outstanding 91,073 shares at
          September 30, 1997 . . . . . . . . . . . . . . . . . . . .          1              1
     Additional paid-in capital. . . . . . . . . . . . . . . . . . .        910            910
     Common Stock, $.01 par value, authorized 3,000,000 shares;  . .
           issued and outstanding  830,834 shares at
           September 30, 1997. . . . . . . . . . . . . . . . . . . .          9              9
     Additional paid-in capital. . . . . . . . . . . . . . . . . . .      8,239          8,207
       Retained Earnings-substantially  restricted . . . . . . . . .      5,228          5,080
     Treasury Stock, at cost . . . . . . . . . . . . . . . . . . . .       (672)             -
     Unearned Employee Stock Ownership Plan shares . . . . . . . . .       (531)          (563)
                                                                    -----------     -----------

       Total stockholders' equity. . . . . . . . . . . . . . . . . .     13,184         13,644
                                                                    -----------     -----------

          Total liabilities and stockholders'  equity. . . . . . . .   $124,740       $117,096
                                                                    -----------     -----------
                                                                    -----------     -----------


               See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)






                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          --------------------         ---------------------
                                                                           1997           1996          1997           1996
                                                                         --------      --------       --------      ---------
  Interest Income:
       Interest on loans receivable. . . . . . . . . . . . . . . . .    $  2,068       $  2,018       $  6,195       $  5,855
       Interest on investment securities . . . . . . . . . . . . . .         142            140            459            514
       Interest on mortgage backed securities. . . . . . . . . . . .          56             53             88            127
       Other interest income . . . . . . . . . . . . . . . . . . . .          15             14             44             37
                                                                         --------      --------       --------      ---------
          Total interest income. . . . . . . . . . . . . . . . . . .       2,281          2,225          6,786          6,533

  Interest expense:
       Interest on savings deposits. . . . . . . . . . . . . . . . .       1,007            864          2,923          2,592
       Interest on borrowings. . . . . . . . . . . . . . . . . . . .           2              -              2              -
                                                                         --------      --------       --------      ---------

          Total interest expense . . . . . . . . . . . . . . . . . .       1,009            864          2,925          2,592

          Net interest income before provision for loan losses . . .       1,272          1,361          3,861          3,941

  Provision for loan losses. . . . . . . . . . . . . . . . . . . . .          75            255            152            498
                                                                         --------      --------       --------      ---------

          Net interest income after provision for loan losses. . . .       1,197          1,106          3,709          3,443

  Noninterest income:
       Service charges . . . . . . . . . . . . . . . . . . . . . . .         101             77            302            225
       Real estate operations, net . . . . . . . . . . . . . . . . .         (43)          (114)           (98)          (266)

       Recovery (write-down) on valuation of loans held for sale . .           -             13              -            (43)
         Other  noninterest income . . . . . . . . . . . . . . . . .         158             17            197             58
                                                                         --------      --------       --------      ---------
                                                                             216             (7)           401            (26)
                                                                         --------      --------       --------      ---------

  Noninterest expense:

       Compensation and benefits . . . . . . . . . . . . . . . . . .         605            522          1,804          1,510
       Occupancy expense, net. . . . . . . . . . . . . . . . . . . .         256            203            704            637
       Advertising and promotional expense . . . . . . . . . . . . .          52             78            121            174

       Professional services . . . . . . . . . . . . . . . . . . . .           8              6             44             47

       Federal insurance premiums. . . . . . . . . . . . . . . . . .          24            679             60            811

       Insurance bond premiums . . . . . . . . . . . . . . . . . . .          29             27             85             78

       Other noninterest expense . . . . . . . . . . . . . . . . . .         263            226            756            691
                                                                         --------      --------       --------      ---------
                                                                           1,237          1,741          3,574          3,948
                                                                         --------      --------       --------      ---------
       Earnings before income taxes. . . . . . . . . . . . . . . . .         176           (642)           536           (531)

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          74           (264)           226           (213)
                                                                         --------      --------       --------      ---------

       Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .     $   102        $  (378)       $   310       $  (318)
                                                                         --------      --------       --------      ---------
                                                                         --------      --------       --------      ---------
  Per share information
       Number of shares. . . . . . . . . . . . . . . . . . . . . . .     833,248        892,688        858,426        892,688

       Earnings per share. . . . . . . . . . . . . . . . . . . . . .    $    .11       $  (.42)       $    .32       $  (.31)



                    See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)





                                                                              Nine  Months Ended
                                                                       September 30,       September 30,
                                                                           1997                1996
                                                                       ------------        -------------

Cash flows from operating activities:
    Net earnings (loss)                                                    $310               ($318)
                                                                        --------             --------
    Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
      Depreciation                                                          120                  129
      Amortization of net deferred loan origination fees                   (37)                   30
      Amortization of discounts and premium on securities                    68                   10
      Federal Home Loan Bank stock dividends                               (40)                 (35)
      Gain on sale of real estate owned                                    (21)                 (46)
      Write-down on valuation of loans held for sale                         -                    45
      Provision for loan losses                                             152                  498
      Provision for write-downs and losses on real estate                    41                  204
      Proceeds from sale of loans receivable                              1,083                   -
      Increase in accrued interest receivable                              (44)                 (66)
      Decrease in income tax receivable                                     360                   91
      Increase  in other assets                                            (12)                (418)
      Decrease in deferred income taxes                                    (43)                   -
      Increase in other liabilities                                         125                  706
      Other                                                                  -                   (7)
                                                                        --------             --------
   Total adjustments                                                      1,752                1,141
                                                                        --------             --------
   Net cash provided by operating activities                              2,062                  823
                                                                        --------             --------
  Cash flows provided by (used in) investing activities:
  Loans originated, net of refinances                                   (9,101)             (10,946)
  Loans purchased                                                       (6,755)              (2,510)
  Principal repayment on loans                                           7,369                 4,673
  Increase  in loans in process                                            224                    49
  Increase in mortgage-backed securities                                     -               (3,475)
  Increase in loan receivable held for sale                             (1,350)                 (30)
  Purchases of investment securities held to maturity                   (5,004)              (4,992)
  Proceeds from maturities of investment securities held to
    maturity                                                             4,998                 2,500
  Proceeds from sale of loans held for sale                                  -                 1,186
  Capital expenditures for office properties and equipment              (2,141)                (536)
  Proceeds from sale of real estate acquired through foreclosure           926                 1,410
                                                                        --------             --------

   Net cash used in investing activities                                (10,834)             (12,671)
                                                                        --------             --------

                                  (Continued)

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)



                                                                              Nine  Months Ended
                                                                       September 30,       September 30,
                                                                           1997                1996
                                                                       ------------        -------------


  Net increase (decrease) in savings deposits                             5,328                 (9,260)
  Increase in advance from Federal Home Loan Bank                         2,500                       -
  Preferred stock subscribed                                                  -                     911
  Additional paid-in capital                                                 33                       -
  Common stock subscribed                                                     -                   8,163
  Dividends declared                                                      (162)                   (168)
  Unearned Employee Stock Ownership Plan                                     31                   (609)
  Treasury  stock                                                         (672)                       -
  Increase  in advances by borrowers
    for taxes and insurance                                                155                      129
                                                                        --------              --------
        Net cash provided by (used in) financing activities               7,213                   (834)
                                                                        --------              --------
        Net decrease in cash and cash equivalents                        (1,559)               (12,682)

Cash and cash equivalents at beginning of year                            5,180                  17,761
                                                                        --------              --------
Cash and cash equivalents at end of year                                 $3,621                 $5,079
                                                                        --------              --------
                                                                        --------              --------
Supplemental disclosure of cash flow information:
  Cash paid for interest expense                                         $2,923                 $2,550
  Cash paid for income taxes                                                  1                    371
                                                                        --------              --------
                                                                        --------              --------

Supplemental disclosure of noncash investing and financing activities:

  Additions to real estate acquired through foreclosure                   1,192                    835
  Loans to facilitate the sale of real estate acquired through
    foreclosure                                                               -                  1,000




                   See  Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1996 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 were not materially different from the primary and fully-diluted earnings per share calculated for the periods ended September 30, 1997 and 1996.

    COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosure of total comprehensive income is required in interim period financial statements. The Company believes that such adoption has little or no impact on its financial statement presentation.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

General

The Company recorded net earnings of $102,000 for the three months ended September 30, 1997, as compared to a net loss of $378,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 the Company recorded net earnings of $310,000, as compared to a net loss of $318,000 for the same period ended September 30, 1996. The third quarter and year-to-date net earnings as of September 30, 1997 resulted from a number of offsetting factors which included higher interest income, higher interest expense on savings deposits, lower provisions for loan losses, higher noninterest income, lower noninterest expense and higher income taxes.

INTEREST INCOME

Interest income increased by $56,000 during the three months ended September 30, 1997 as compared to the same period a year ago. For the nine months ended September 30, 1997, interest income increased by $253,000 as compared to the same period a year ago. These increases were primarily the result of increases in average assets of $6.8 million and $5.9 million for the three-month and nine-month periods ended September 30, 1997, respectively, as compared to the same respective periods in the prior year. The increases in assets during the three-month and nine-month periods ended September 30, 1997 were funded by increases in savings deposits and Federal Home Loan Bank
borrowings.   The increase in average assets primarily resulted from the
Company's focus on increasing its loan portfolio.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits increased by $145,000 during the three months ended September 30, 1997 as compared to the same period a year ago. For the nine months ended September 30, 1997, interest on savings deposits increased by $333,000 as compared to the same period in the prior year. The increase in interest on savings deposits was due to increases in average deposits of $7.2 million and $5.2 million for the three and nine months ended September 30, 1997, respectively, as compared to the same respective periods a year ago. The increase in interest on savings deposits also reflects the rising and more competitive interest rate environment as the average cost of deposits increased 16-basis points, from 3.53% for the nine months ended September 30, 1996 to 3.69% for the nine months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $180,000, from $255,000 for the three months ended September 30, 1996 to $75,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1997, the provision for loan losses decreased by $346,000, from $498,000 to $152,000. For the three-month and nine-month periods ended September 30, 1997, the decreases in the provision for loan losses were due primarily to improved asset quality and the improved Southern California real estate market.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $594,000, from $2.6 million at September 30, 1996 to $2.0 million at September 30, 1997. The $594,000 decrease resulted from a decrease in non-accrual loans of $555,000 and a decrease in REO of $39,000. Non-performing assets at December 31, 1996 totaled $2.8 million, consisting of $1.9 million in non-accrual loans and $933,000 in REO properties. As a percentage of total assets, non-performing assets were 1.66% at September 30, 1997, compared to

2.24% and 2.39% at September 30, 1996 and December 31, 1996, respectively. Since December 1996, non-accrual loans have decreased by $895,000, to $1.0 million and REO has increased by $116,000, to $1.0 million. Non-accrual loans at September 30, 1997 included seven loans totaling $679,000 secured by one- to four-unit properties and two loans totaling $300,000 secured by multi-family properties. REO at September 30, 1997 included six one- to four-unit properties totaling $744,000, one multi-family property totaling $166,000 and one parcel of land totaling $265,000.

As of September 30, 1997 the Company's allowance for loan losses totaled $1.1 million, representing a $103,000 decrease from the balance at December 31, 1996. The allowance for loan losses represented 1.01% of total loans at September 30, 1997, as compared to 1.19% of total loans at December 31, 1996. The allowance for loan losses was 109.38% of non-accrual loans at September 30, 1997, compared to 62.65% at December 31, 1996. Net charge-offs as a percentage of the beginning allowance for loan losses in 1997 represented 28.96% annualized, as compared to 34.38% for 1996. As of September 30, 1997 management believes that given the improved asset quality the allowance for loans losses is adequate to cover inherent losses in its loan portfolio. There can be no assurance, however, that such losses will not exceed the estimated amounts.

NONINTEREST INCOME

Noninterest income increased by $223,000, from a $7,000 expense for the three months ended September 30, 1996 to $216,000 in income for the same period during 1997. For the nine months ended September 30, 1997, noninterest income increased by $427,000, from a $26,000 expense during 1996 to $401,000 in income for the same period in 1997. The increase was due to a number of offsetting factors. Service charges increased by $24,000 and $77,000 during the three-month and nine-month periods ended September 30, 1997, respectively, as compared to the same periods a year ago. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at September 30, 1997 as compared to September 30, 1996, resulting in more fees earned. In addition, write-downs, expenses and write-offs related to the operation and sale of REO decreased by $71,000 and $168,000, respectively, during the three-month and nine-month periods ended September 30, 1997, as compared to the same periods a year ago. The higher 1996 loss was the result of a direct write-off to reduce the carrying amount of REO to the fair market value of the real estate.

At September 30, 1997 loans held for sale totaled $1.3 million, as compared to zero at September 30, 1996, and were recorded at the lower of cost or market value. The Company had a $13,000 recovery and a $43,000 write-down, respectively, on the "Valuation of Loans Held For Sale" for the three-month and nine-month periods ended September 30, 1996. Finally, other noninterest income increased by $141,000, from $17,000 for the three months ended September 30, 1996 to $158,000 for the same period in 1997. For the nine months ended September 30, 1997, other noninterest income increased by $139,000, from $58,000 during 1996 to $197,000 for the same period in 1997. The increases primarily resulted from the recognition of $85,000 in income from insurance proceeds received in settlement of a burglary that occurred at one of the Bank's branches in early 1997, the recognition of income from the sale of mortgage loans totaling $29,000 and the recognition of income resulting from a severance benefit accrual adjustment of $27,000.

NONINTEREST EXPENSE

Noninterest expense decreased by $504,000 and $374,000, respectively, during the three-month and nine-month periods ended September 30, 1997, as compared to the corresponding periods in 1996. The decrease in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense and other noninterest expense, offset by decreases in advertising expense and federal deposit insurance premiums. Compensation and benefits increased by $83,000 and $294,000, respectively, for the three-month and nine-month periods ended September 30, 1997 as compared to the same respective periods a year ago. The increases result from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $53,000 and $67,000, respectively, for the three-month and nine-month periods ended September 30, 1997, as compared to the corresponding periods during 1996. The increases were primarily due to increases in computer expenses and property taxes on office buildings.

Other noninterest expense increased by $37,000 and $65,000, respectively, for the three-month and nine-month periods ended September 30, 1997 as compared to the corresponding periods during 1996. The increases were caused by several offsetting factors, including a loss from an employee defalcation, higher legal, security, office supplies, telephone and postage expenses incurred in 1997. Advertising and promotional expense decreased by $26,000 and $53,000, respectively, for the three months and nine months ended September 30, 1997. The decrease was mainly due to higher expenses in 1996 associated with various business activities, including the Conversion. Federal deposit insurance premiums decreased by $655,000 and $751,000, respectively, for the three-month and nine-month periods ended September 30, 1997, as compared to the same periods a year ago, due to an insurance rate reduction and a one-time assessment fee imposed by FDIC in 1996.

INCOME TAXES

Income tax expense increased by $338,000 and $439,000, respectively, for the three-month and nine-month periods ended September 30, 1997, as compared to the same periods in 1996. The increase in income taxes was the result of higher earnings before income taxes during 1997 as compared to the same periods during 1996.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

Total assets at September 30, 1997 were $124.7 million compared to $117.1
million at December 31, 1996, representing an increase of $7.6 million.   Net
loans receivable increased from $96.3 million at December 31, 1996 to $103.7 million at September 30, 1997 as a result of $10.4 million in new loan originations and $6.8 million in loan purchases, offset by $7.4 million in principal repayments, $1.0 million in loans transferred to foreclosure, $1.1 million in loans sold, $200,000 in loans in process and $100,000 in allowance for loan losses. Loans held for sale at September 30, 1997 totaled $1.3 million as compared to zero at December 31, 1996, as no loans were classified as held for sale at December 31, 1996. Office properties and equipment increased from $2.0 million at December 31, 1996 to $4.1 million at September 30, 1997 primarily as a result of the purchase of a $1.6 million office building located at 4800 Wilshire Boulevard, Los Angeles, California and renovation costs incurred at the Bank's branch and loan facility located in the City of Inglewood. The new Wilshire Boulevard facility was acquired to replace the Bank's administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. Since that time Bank administrative operations have been operated from Broadway Federal's branch office sites.

Total liabilities at September 30, 1997 were $111.6 million compared to $103.5 million at December 31, 1996. The $8.1 million increase is primarily attributable to the increase in savings deposits and an advance from Federal Home Loan Bank which were used to fund the increase in total assets.

Total capital at September 30, 1997 was $13.2 million as compared to $13.6 million at December 31, 1996, representing a decrease of $460,000. This decrease resulted from the combination of: 1) the purchase of outstanding Common stock totaling $672,000; 2) dividends declared totaling $162,000; 3) net earnings of $310,000 for nine months ended September 30, 1997; 4) additional paid-in-capital totaling $33,000, resulting from interest earned on a loan to the employee stock ownership plan ("ESOP"); and 5) a decrease of $31,000 in the unearned ESOP account resulting from principal payments received on the loan to the ESOP.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BROADWAY FINANCIAL CORPORATION

Date:   NOVEMBER 7, 1997               By:  /s/ PAUL C. HUDSON
     ------------------------             ---------------------------
                                          Paul C. Hudson
                                          President and Chief Executive Officer

                                       By:  /s/ BOB ADKINS
                                          ---------------------------
                                          Bob Adkins
                                          Secretary and Chief Financial Officer