Form 10KSB40
period 1997-12-31
BROADWAY FINANCIAL CORP \DE\
filed 1998-04-09
CIK 1001171

               U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                          FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-27464

                         BROADWAY FINANCIAL CORPORATION
                (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                       95-4547287
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                    90010
    (Address of Principal Executive Offices)                      (Zip Code)

                                  (213) 634-1700
                  (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, $0.01 PER SHARE
                            (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X   No
   -----   -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $9,120,000.

     State the aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices of such stock as of March 19, 1998 as quoted on The Nasdaq Stock Market: $10,901,018.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 863,447 shares of Common Stock at March 19, 1998

     Transitional Small Business Disclosure Format (check one):

Yes      No  X
   -----   -----
                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrants' 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BROADWAY FINANCIAL CORPORATION

Broadway Financial Corporation (the "Company"), was incorporated under Delaware law on September 25, 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank's name was changed to "Broadway Federal Bank, f.s.b." The Conversion was completed, and the Bank became a wholly-owned subsidiary of the Company, on January 8, 1996. In connection with the Conversion, the Company issued and sold to the public 892,688 shares of its common stock, par value $0.01 per share (the "Common Stock"), and also issued 91,073 shares of its Noncumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Preferred Stock"). The proceeds, net of approximately $760,000 in conversion costs, received by the Company from the Conversion (before deduction of $893,000 to fund employee stock plans) totaled $9.1 million. The Company used 50% ($4.1 million) of the net Common Stock proceeds and 100% ($911,000) of the Preferred Stock proceeds to purchase the capital stock of Broadway Federal. The remaining proceeds were retained by the Company.

The Company's principal business is serving as the holding company for Broadway Federal. The Company is subject to regulation and examination by the Office of Thrift Supervision ("OTS") as a savings and loan holding company. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010, telephone number
(213) 634-1700.

BROADWAY FEDERAL BANK, F.S.B.

GENERAL

Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of mid-city and South Central Los Angeles, California. Broadway Federal conducts its business from four banking offices located in Los Angeles and from a banking office located in the nearby city of Inglewood, which also houses the Bank's loan origination and loan service departments.

Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage loans. To a lesser extent, Broadway Federal invests in nonresidential real estate loans secured primarily by church properties and certain other types of loans. In addition, Broadway Federal invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities and other investments. Through its wholly-owned subsidiary, Broadway Service Corporation ("BSC"), the Bank also receives commissions from the sale of mortgage, life and fire insurance. BSC also provides trustee services to Broadway Federal. Broadway Federal originates and purchases loans for investment and for sale. Broadway Federal retains the servicing rights with respect to virtually all loans sold. Broadway Federal's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investments. Broadway Federal's principal expenses are interest paid on deposits, together with general and administrative expenses. Broadway Federal's primary sources of funds are deposits and principal and interest payments on loans and short-term borrowings.

The Company and the Bank are regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and Broadway Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "--Regulation."

The Bank is currently classified as "well-capitalized" under the OTS capital regulations.

STRATEGIC OBJECTIVES

The Company's strategic objectives are to maintain the Bank's well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions, while managing such growth, maintaining a strong net interest margin, maintaining asset quality, reducing expenses and non-performing assets and limiting exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as its primary source of funds (as these are considered to be more stable and of lower cost on average than borrowings), principal and interest payments on loans and other sources of funding; (ii) maintaining a substantial portion of its assets in loans secured by residential real estate primarily located in Broadway Federal's primary market area of South Central Los Angeles; (iii) retaining in its portfolio primarily adjustable-rate mortgage loans ("ARM"s) to reduce Broadway Federal's exposure to interest rate fluctuations; (iv) continuing to improve Broadway Federal's visibility and market share in the communities it serves through increased outreach efforts, branching and enhancement of the services it offers; and (v) reducing Broadway Federal's non-interest expense through more efficient operations to the extent consistent with its commitment of service to the underserved communities of mid-city and South Central Los Angeles.

MARKET AREA AND COMPETITION

The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are located in low and moderate income minority areas that have historically been underserved by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, state-wide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal's market, do so to attract a sufficient volume of such loans in response to increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "--Regulation--Community Reinvestment Act."

For much of the period since World War II, the communities of mid-city and South Central Los Angeles had a predominately African-American population and, although there is significant variation among communities in South Central Los Angeles, a substantial portion of the area has historically consisted of low and moderate income neighborhoods and commercial areas. While the area remains predominately low and moderate income in nature, in more recent years the population has changed, with a rapidly growing Hispanic community, as well as Asian and other ethnic communities.

Historically, there have been relatively few retail banking offices of other financial institutions located in Broadway Federal's primary market area. This fact, coupled with the fact that the deposit needs and preferences of its customers tend to be for passbook or other transactional accounts, rather than higher cost certificates of deposit, has enabled Broadway Federal to maintain a significantly higher proportion of its deposit funding in such accounts. Management believes that this results in Broadway Federal realizing a substantially higher interest rate spread and margin than many other savings institutions.

With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal's loan originations consist primarily of relatively low balance loans on one- to four-family properties, loans on multi-family properties and, again reflecting its community orientation, church properties. Broadway Federal's borrowers often request low loan amounts which produce loans with relatively low loan-to-value ratios. To facilitate loans to low and moderate income borrowers, Broadway Federal utilizes flexible credit underwriting standards and accepts various forms of alternative documentation substantiating the prospective borrower's credit worthiness. For example, Broadway Federal will accept higher ratios of housing expense and total expense to borrower income because it believes that many low and moderate income borrowers are able to devote a higher percentage of their income to housing without material default experience. Broadway Federal will also, in cases it believes to be appropriate, accept a greater incidence of late payments by loan applicants on their other financial obligations if it can be established that these events were beyond the control of the borrower and are not likely to reoccur.

LENDING ACTIVITIES

GENERAL. Broadway Federal emphasizes the origination of adjustable-rate loans primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 1997, approximately 82% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal's need for certain assets which do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMS are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 1997, Broadway Federal had $222,000 in fixed-rate loans classified as held for sale.

The types of loans that Broadway Federal originates are subject to federal and state laws and regulations. Interest rates charged by Broadway Federal on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Federal savings associations and savings banks are not subject to usury or other interest rate limitations under California law.

LOAN PORTFOLIO COMPOSITION. Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 1997, Broadway Federal's loan portfolio totaled $105.9 million, of which approximately 51.84% was secured by one- to four-family residential properties, 29.82% was secured by multi-family properties and 15.44% was secured by nonresidential properties, with approximately 71% of such nonresidential properties being church properties. At that same date, approximately 69.90% of Broadway Federal's one- to four-family mortgage loans, 98.17% of its multi-family residential mortgage loans, and 92.40% of its nonresidential mortgage loans had adjustable rates.

The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as a percentage of Broadway Federal's total loan portfolio by loan type at the dates indicated.

                                                    DECEMBER 31,
                                      ......................................
                                              1997                1996
                                      ..................  ..................
                                      AMOUNT  PERCENTAGE  AMOUNT  PERCENTAGE
                                      ......  ..........  ......  ..........
                                               (DOLLARS IN THOUSANDS)
Real Estate:

  Residential:
    One-to Four-Units...............  $ 54,902    51.84%   $50,671    51.48%
    Five or More Units..............    31,588    29.82     29,573    30.05
  Nonresidential....................    16,356    15.44     16,449    16.71
  Construction......................       446     0.42        226     0.23
  Land..............................       315     0.30       --       --
Loans Secured by
Savings Accounts....................     1,862     1.76      1,428     1.45
    Other...........................       445     0.42         83     0.08
                                      ........   .......   .......   .......
Total Loans.........................  $105,914   100.00%   $98,430   100.00%
                                      ........   .......   .......   .......

Plus:
    Premium on Loans Purchased......        71                --
Less:
    Allowance for Loan Losses.......     1,054               1,174
    Loans in Process................       143                 130
    Deferred Loan Fees, net.........       820                 812
    Unamortized Discounts...........        57                  54
                                      ........              ......
                                       103,911              92,260
Less:
    Loans Held for Sale.............       222                 --
                                      ........               ......
Total Loans Held for Investment.....  $103,689              $96,260
                                      ........              .......
                                      ........              .......

LOAN MATURITY. The following table sets forth the contractual maturities of Broadway Federal's total loans at December 31, 1997. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $9.2 million and $8.3 million for the years ended December 31, 1997 and 1996, respectively.

                                                                   DECEMBER 31, 1997
                                    ---------------------------------------------------------------------------
                                      ONE-TO     FIVE OR MORE                                       TOTAL LOANS
                                    FOUR-FAMILY     UNITS      NONRESIDENTIAL  CONSTRUCTION  OTHER   RECEIVABLE
                                    -----------  ------------  --------------  ------------  ------  -----------
                                                                      (IN THOUSANDS)
Amounts Due:
  One year or less................    $   455       $     7        $     9          $446     $1,937   $  2,854
                                      -------       -------        -------          ----     ------   --------
  After one year:
    After one to three years......         83           117          1,255            --         18      1,473
    After three to five years.....        624           272            526            --        145      1,567
    After five to ten years.......      1,611         2,714          1,299            --         47      5,671
    After ten to twenty years.....      9,971        24,514         13,451            --        100     48,036
    More than twenty years........     42,158         3,964            130            --         61     46,313
                                      -------       -------        -------          ----     ------   --------
    Total due after one year......     54,447        31,581         16,661            --        371    103,060
                                      -------       -------        -------          ----     ------   --------
Total Amounts Due.................    $54,902       $31,588        $16,670          $446     $2,308   $105,914
                                      -------       -------        -------          ----     ------   --------
                                      -------       -------        -------          ----     ------   --------

The following table sets forth the dollar amount of total loans receivable at December 31, 1997 which are contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                            DECEMBER 31, 1997
                                    ------------------------------
                                    ADJUSTABLE    FIXED     TOTAL
                                    ----------    -----   --------
                                            (IN THOUSANDS)
Real Estate Loans:
  One-to four-units.................    $38,435  $16,012  $ 54,447
  Five or more units................     31,010      571    31,581
  Nonresidential real estate........     15,105    1,242    16,347
  Construction and land.............        315       --       315
Other.............................          161      209       370
                                        -------  -------  --------
Total.............................      $85,026  $18,034  $103,060
                                        -------  -------  --------
                                        -------  -------  --------

ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal's portfolio designated as held for sale and loans originated during the period that are so designated.

It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment needs and market opportunities. Broadway Federal recognizes the cash gain or loss on the sale of the loans at the time of sale based on the difference between the net cash proceeds received and the carrying value of the loans sold. In addition, excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. Historically, such excess servicing gains or losses have not been material to Broadway Federal. At December 31, 1997, Broadway Federal had $222,000 in fixed-rate loans and no ARMs categorized as held for sale. See "--Recent Accounting Pronouncements."

Broadway Federal retains the right to service most loans sold, for which it receives monthly loan servicing fees that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 1997, Broadway Federal was servicing $8.2 million of loans owned by others.

From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. During the years ended December 31, 1997 and 1996, $7.9 million and $2.0 million, respectively, in loans were purchased by Broadway Federal.

The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.

                                            AT OR FOR THE YEAR ENDED
                                                  DECEMBER 31,
                                            ------------------------
                                                1997         1996
                                            ------------  ----------
                                                 (IN THOUSANDS)
Gross Loans:

  Beginning Balance:........................    $ 98,430  $91,213
  Loans Originated:
    One-to Four-Units.......................       6,164    5,005
    Five or More Units......................       3,849    9,630
    Nonresidential..........................       1,971    1,751
    Construction............................         321      205
    Loans Secured by Savings Accounts.......       1,270      795
    Other...................................         723       --
                                                --------  -------
  Total Loans Originated....................      14,298   17,386
Loans Purchased.............................       7,923    2,001
                                                --------  -------
  Total New Loans...........................      22,221   19,387
                                                --------  -------
Less:
  Transfer to REO...........................       1,710    1,163
  Principal Repayments......................       9,224    8,337
  Sales of Loans............................       3,690    2,670
  Loan Write-Offs...........................         113       --
                                                --------  -------
                                                $105,914  $98,430
                                                --------  -------
                                                --------  -------

ONE- TO FOUR-FAMILY MORTGAGE LENDING. Broadway Federal offers ARMs and FHA fixed-rate loans secured by one- to four-family residences, with maturities up to thirty years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal's primary market areas of mid-city and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 1997, 30.38% were fixed-rate loans and 69.62% were ARMs.

The interest rates for most of Broadway Federal's ARMs are indexed to the 11th District Cost of Funds Index ("COFI"),with others indexed to the 1-year Treasury Index ("Treasury"). Broadway Federal currently offers loans with interest rates that adjust both monthly and annually. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit negative amortization (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). Broadway Federal currently has approximately $13.2 million in mortgage loans that may be subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios, and the relative stability of the COFI.

Broadway Federal qualifies its ARM borrowers based upon the fully indexed rate as of such date (COFI or other index plus the applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower is often discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 1997, the introductory discount rate offered by Broadway Federal on ARMs that adjust monthly was 3.75%, which was below the fully-indexed rate based on the COFI, which was 4.96% at such date. For ARMs that adjust annually, the introductory rate offered by Broadway Federal at December 31, 1997 was 1.75% below the fully-indexed rate based on the Treasury, which was 5.49% at such date. As of December 31, 1997, the fully-indexed rates on ARMs that adjust annually and those that adjust monthly were 8.375% and 7.625%, respectively, above COFI. Broadway Federal's annual ARMs adjust by a maximum of 2.0% per adjustment. There is no adjustment limit on the monthly ARMs, other than on election by the borrower to limit its payment increase to 7.50% annually, which could result in negative amortization on the loan. Both annual and monthly ARMs have a lifetime adjustment limit which is set at the time the loan is approved. At December 31, 1997, Broadway Federal charged fees of up to 1.5% of the original loan amount for its one- to four-family ARMs. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal's ARMs.

Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Origination fees charged on fixed-rate loans were up to 2.50% of the original loan amount at December 31, 1997.

Broadway Federal's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the value if private mortgage insurance is obtained. Many of Broadway Federal's borrowers on one- to four-family properties are older home owners who typically prefer to maintain lower than the maximum permitted loan balances. However, subsequent declines in the real estate values in Broadway Federal's primary market area have resulted in increases in the loan-to-value ratios of Broadway Federal's existing one- to four-family mortgage loans. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans originated by Broadway Federal generally include due-on-sale clauses which provide Broadway Federal with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without Broadway Federal's consent. Due-on-sale clauses are an important means of adjusting the rates on Broadway Federal's fixed-rate mortgage loan portfolio.

MULTI-FAMILY LENDING. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings located in Broadway Federal's primary market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price and the appraised value. At December 31, 1997 multi-family lending represented 29.82% of the Bank's gross loan portfolio, compared to 30.05% of the Bank's portfolio at December 31, 1996.

Multi-family lending is part of the Company's strategic focus on less competitive, higher yielding loan products. Broadway believes that the risks associated with multi-family loans (see below) are mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. Under Broadway Federal's underwriting policies, a multi-family ARM may only be made in an amount up to 70% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal's primary market area, however, have resulted in increases in the loan-to-value ratios on Broadway Federal's existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios that range from 120% to 135%, depending on the credit profile of the borrower and the underlying collateral. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

Broadway Federal's largest multi-family loan at December 31, 1997 was a participation loan of which, Broadway Federal's portion totaled $670,000.
The loan is secured by a forty-unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan at that date was secured by a twenty-eight unit property located in Los Angeles. At December 31, 1997, this loan had an outstanding balance of $659,000 and is currently performing according to its terms.

Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts than loans secured by one- to four-family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions such as those experienced in recent years in Southern California, which have had especially severe effects in Broadway Federal's primary market areas in mid-city and in South Central Los Angeles, have resulted in declines in real estate values of multi-family properties that are more pronounced than for single family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

NONRESIDENTIAL REAL ESTATE LENDING. Broadway Federal originates nonresidential real estate loans that are generally secured by properties used for churches or for business purposes such as small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of nonresidential real estate loans in recent years. Of the $16.3 million in Broadway Federal's nonresidential real estate loan portfolio at December 31, 1997, $11.2 million were originated prior to 1993.

Broadway Federal's nonresidential real estate loans are generally made in amounts up to 65% of the lower of the selling price or the appraised value of the property. Subsequent declines in the real estate values in Broadway Federal's primary market area have resulted in increases in the loan-to-value ratios on Broadway Federal's existing nonresidential mortgage loans. These loans may be made with amortizations and maturity dates of up to 30 years and are indexed to the COFI. Broadway Federal's underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing nonresidential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for nonresidential loans secured by church properties are slightly different than for non-church nonresidential real estate in that the ratios used in evaluating the loan are based upon the repayment source from church member contributions rather than income generated by rents or leases. The largest nonresidential real estate loan in Broadway Federal's portfolio was originated in 1987. It is secured by church property located in Inglewood, California, and had an outstanding balance at December 31, 1997 of $801,000. This loan is currently performing according to its terms. The second largest nonresidential real estate loan in Broadway Federal's portfolio is also secured by a church property, located in Los Angeles, California, and had an outstanding balance at December 31, 1997 of $684,000. This loan is also performing according to its terms.

Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay loans than for residential or other types of nonresidential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of nonresidential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totaled $11.6 million and $11.8 million at December 31, 1997 and 1996, respectively.

Loans secured by nonresidential real estate properties generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by nonresidential real estate properties is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, the declines in real estate values over the last few years in the Southern California regional economy have been more pronounced with respect to nonresidential real estate. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis and currently restricts such loans to its primary lending area.

CONSUMER LENDING. Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 1997, loans secured by savings accounts represented $1.9 million, or 1.76%, of Broadway Federal's total loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate at least 2% above the rate paid on the account and for a term expiring the earlier of one year from origination or upon the maturity of the account.

LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of Broadway Federal. The Loan Committee, which is comprised of the Senior Vice President-Chief Loan Officer and at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for developing, implementing and monitoring the lending policies of Broadway Federal and reviewing properties offered as security. The Board of Directors has authorized the following loan approval limits as of January 1998, based upon the amount of Broadway Federal's total loans to each borrower: if the total of the borrower's existing loans and the loan under consideration is below $227,150, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower's existing loans and the loan under consideration is from $227,150 to $500,000, the new loan must be approved by two Loan Committee members, which may include the Senior Vice President-Chief Loan Officer and the President; if the total of the borrower's existing loans and the loan under consideration is from $500,000 up to $900,000, the new loan must be approved by three Loan Committee members; and if the total of existing loans and the loan under consideration is $900,000 or more, the full Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved by one or two Management Loan Committee members be reviewed the following month by the two outside directors on the Loan Committee.

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

It is Broadway Federal's policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, private mortgage insurance is typically required and the borrower is required to make payments to a mortgage impound account from which Broadway Federal makes disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

DELINQUENCIES AND CLASSIFIED ASSETS. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures followed by Broadway Federal with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. When a borrower fails to make a required payment on a loan, Broadway Federal takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans, Broadway Federal generally sends the borrower a written notice of nonpayment promptly after the loan becomes past-due. In the event payment is not received promptly thereafter, additional letters and telephone calls are made. If the loan is still not brought current and it becomes necessary for Broadway Federal to take legal action, Broadway Federal generally commences foreclosure proceedings against all real property that secures the loan.

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

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by Broadway Federal as real estate acquired through foreclosure ("REO") and is carried in Broadway Federal's consolidated financial statements at its estimated fair value less the costs estimated to be necessary to sell the property.

Federal regulations and Broadway Federal's internal policies require that Broadway Federal utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. Broadway Federal has incorporated asset classifications as a part of its credit monitoring system and thus classifies problem assets and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose Broadway Federal to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention."

When a federally insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful," it is required to establish an allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a federally insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A financial institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 1997, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal's loan portfolio, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies' evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal's financial condition and earnings. However, as of the most recent OTS examination no adjustments to the allowance were recommended.

At December 31, 1997, Broadway Federal had $2.3 million of loans classified as Substandard, of which the largest loan so classified had a principal balance of $315,000 and was secured by a multi-family residential property. At December 31, 1997 there were $119,000 in loans classified as Doubtful and $175,000 of loans classified as Loss. As of December 31, 1997, loans designated as Special Mention included 22 loans totaling $3.7 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 1997, the largest loan designated as "Special Mention" had a principal balance of $538,000 and was secured by a nonresidential property.

Broadway Federal obtains appraisals on REO properties on an annual basis. Broadway Federal generally conducts external inspections of REO properties (excluding land) on at least a quarterly basis.

The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:



                                                                      DECEMBER 31,
                           -------------------------------------------------------------------------------------------------
                                                 1997                                             1996
                           -----------------------------------------------   -----------------------------------------------
                                 60-89 DAYS             90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                           ----------------------   ----------------------   ----------------------   ----------------------
                                        PRINCIPAL                PRINCIPAL                PRINCIPAL                PRINCIPAL
                           NUMBER OF   BALANCE OF   NUMBER OF   BALANCE OF   NUMBER OF   BALANCE OF   NUMBER OF   BALANCE OF
                             LOANS       LOANS        LOANS       LOANS        LOANS       LOANS        LOANS       LOANS
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
One- to four-family               7        $ 183           8        $ 606           7        $  10           9       $  971
Multi-family                      -            -           1          214           -            -           3          638
Construction and land             -            -           -            -           -            -           -            -
Other loans                       -            -           1          101           -            -           2          247
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
Total                             7        $ 183          10        $ 921           7        $  10          14       $1,856
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
Delinquent loans to total
    gross loans                             0.17%                    .87%                     0.01%                    1.89%

                                       ----------               ----------               ----------               ----------
                                       ----------               ----------               ----------               ----------

NON-ACCRUAL LOANS AND REO. Nonperforming assets, consisting of non-accrual loans and REO, decreased from $2.8 million at December 31, 1996 to $2.1 million at December 31, 1997. The $742,000 decrease resulted from a $953,000 decrease in non-accrual loans, offset by a $211,000 increase in REO. As a percentage of total assets, nonperforming assets were 1.65% at December 31, 1997, as compared to 2.39% at December 31, 1996. The allowance for loan losses was 114.44% of nonperforming loans at December 31, 1997, as compared to 62.65% at December 31, 1996.

Included in the following table is information regarding Broadway Federal's non-accrual loans and REO at the dates indicated. For the years ended December 31, 1997 and 1996, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $71,000 and $147,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $28,000 and $68,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are non-accrual at December 31, 1997. There were no accruing loans contractually past due 90 days or more at December 31, 1997.


                                                   AT DECEMBER 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
                                                (DOLLARS IN THOUSANDS)
     Non-accrual loans:
        Residential real estate:
           One- to four-family                    $  606     $  987
           Construction and Land                       -          -
        Other loans
                                                     315        887
                                                --------    --------

        Total non-performing loans                   921      1,874
     REO                                           1,144        933
                                                --------    --------
        Total non-performing assets               $2,065     $2,807
                                                --------    --------
                                                --------    --------

     Allowance for loan losses as a percentage
        of total loans                              1.00%      1.19%
     Allowance for loan losses as a percentage
        of total non-performing loans             114.44      62.65
     Allowance for losses as a percentage of
        total non-performing assets (1)            57.16      47.95
     Non-performing loans as a percentage of
        total loans                                 0.87       1.90
     Non-performing assets as a percentage of
        total assets                                1.65       2.39
     Net charge-offs to average loans               0.38       0.33
     Impaired loans as a percentage of total
        loans                                       1.70       2.03


------------------------------------
(1) Allowance for losses includes valuation allowances on loans and REO.

At December 31, 1997, the total recorded investment in impaired loans (a loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement) was $1.8 million. Of this amount, $443,000 had a related impairment allowance totaling $239,000 at December 31, 1997. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of operations. During the year ended December 31, 1997, Broadway Federal's average investment in impaired loans was $1.4 million, and interest income recorded on impaired loans during this period totaled $150,000. Impaired loans which are performing under their contractual terms are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

As of December 31, 1997, Broadway Federal's allowance for loan losses was 1.00% of total loans, as compared to 1.19% as of December 31, 1996.
Broadway Federal had non-accrual loans $921,000 and $1.9 million at December 31, 1997 and 1996, respectively. Broadway Federal seeks to anticipate problems and take appropriate steps to resolve them through its internal asset review procedures. Such procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Broadway Federal monitors and modifies its allowance for loan losses as conditions dictate. Although Broadway Federal maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Broadway Federal's allowance for loan losses. Such agencies may require Broadway Federal to make additional provisions for estimated loan losses based upon judgments of the information available to them at the time of the examination.

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 1997, Broadway Federal had $1.1 million of REO, net of valuation allowances, compared to $933,000 in 1996.

The following table sets forth Broadway Federal's allowances for loan and real estate losses at the dates indicated:


                                          DECEMBER 31,
                                     -----------------------
                                        1997         1996
                                     ---------    ----------
                                          (IN THOUSANDS)
Allowance for loan losses:
   Balance at beginning of year        $1,174          $896
   Charge-offs, net:
      One- to four-family                 139           285
      Multi-family                        247            23
      Construction and Land                 -             -
      Other                                 -             -
                                     ---------    ----------
      Total Charge-offs, net (1)          386           308
Provision charged to income               266           586
                                     ---------    ----------
Balance at end of year                  1,054         1,174
                                     ---------    ----------
Allowance for REO
   Balance at beginning of year           181           218
   Provision for losses                    60           283
   Charge-offs                           (114)         (320)
                                     ---------    ----------
Balance at end of year                    127           181
                                     ---------    ----------
Total                                  $1,181        $1,355
                                     ---------    ----------
                                     ---------    ----------


------------------------
(1) There were recoveries during the years ended December 31, 1997 and 1996 totaling $1,000 and $5,000, respectively.

The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans in each of the categories listed to total loans.


                                          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                                     1997                                  1996
                               ----------------------------------------   --------------------------------------
                                                          PERCENTAGE OF            PERCENTAGE OF   PERCENTAGE OF
                                         PERCENTAGE OF    LOANS IN EACH             ALLOWANCE TO   LOANS IN EACH
                                          ALLOWANCE TO     CATEGORY TO                 TOTAL        CATEGORY TO
                               AMOUNT   TOTAL ALLOWANCE    TOTAL LOANS    AMOUNT     ALLOWANCE      TOTAL LOANS
                               ------   ---------------   -------------   ------   -------------   -------------
                                                            (DOLLARS IN THOUSANDS)
One- to Four-family            $  338            32.07%          51.84%   $  272          23.17%          51.48%
Multi-family                      254            24.10           29.82       342          29.13           30.05
Nonresidential                    217            20.59           15.44       199          16.95           16.71
Construction and Land              10             0.95            0.72         2           0.17            0.23
Other                              54             5.12            2.18        24           2.04            1.53
Unallocated                       181            17.17               -       335          28.54               -
                               ------   ---------------   -------------   ------   -------------   -------------
Total valuation allowance      $1,054           100.00%         100.00%   $1,174         100.00%         100.00%
                               ------   ---------------   -------------   ------   -------------   -------------
                               ------   ---------------   -------------   ------   -------------   -------------


INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets are limited to investments that a federally chartered savings institution is authorized to make directly. Additionally, Broadway Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "-Regulation--Federal Home Loan Bank System" and "--Liquidity." Historically, Broadway Federal has maintained liquid assets above the minimum OTS requirements and at levels Management believes to be adequate to support its normal daily activities.

The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank's lending activities. The Company's investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, including certificates of deposit, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association ("GNMA"), and municipal obligations that have a rating which exceeds or is the equivalent of an "A" rating as determined by Standard and Poor's Ratings Group or Moody's Investors Service. Bankers acceptances from any one issuer are limited to 10% of the Company's capital and commercial paper is limited to 1% of the Company's assets. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 1997 and 1996, the Company had investment securities in the aggregate amount of $9.2 million and $10.3 million, respectively, with fair values of $9.2 and $10.3 million, respectively. All investment securities were categorized as held-to-maturity and none were categorized as available-for-sale.

The following table sets forth information regarding the carrying and fair values of the Company's cash, federal funds sold and other short-term investments and investment securities at the dates indicated.


                                                        AT DECEMBER 31,
                                 ------------------------------------------------------------
                                              1997                            1996
                                 ----------------------------    ----------------------------
                                 CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                 --------------    ----------    --------------    ----------
                                                        (IN THOUSANDS)
Cash and Cash Equivalents:
  Cash on hand and in banks         $  3,731        $  3,731       $  1,530         $  1,530
  Federal funds sold                   1,100           1,100          3,650            3,650
                                    --------        --------       --------         --------
Total cash and cash equivalents     $  4,831        $  4,831       $  5,180         $  5,180
                                    --------        --------       --------         --------
                                    --------        --------       --------         --------

Investment securities:
  Held to maturity:
    Mortgage-Backed Securities      $  3,208        $  3,237       $    425         $    417
    U.S. Government and Federal
      agency obligations               5,999           5,983       $  9,946         $  9,924
                                    --------        --------       --------         --------
Total investment securities         $  9,207        $  9,220       $ 10,371         $ 10,341
                                    --------        --------       --------         --------
                                    --------        --------       --------         --------

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of December 31, 1997.


                                                                    AT DECEMBER 31, 1997
                              -----------------------------------------------------------------------------------------------

                               LESS THAN ONE YEAR       ONE TO FIVE YEARS        FIVE TO TEN YEARS              TOTAL
                              --------------------     --------------------     --------------------     --------------------
                                                                         (Dollars in Thousands)
                                          WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                              CARRYING     AVERAGE     CARRYING     AVERAGE     CARRYING     AVERAGE     CARRYING     AVERAGE
                               VALUE        YIELD       VALUE        YIELD       VALUE        YIELD       VALUE        YIELD
                              --------    --------     --------    --------     --------    --------     --------    --------
Federal funds sold            $  1,100       5.25%         -           -            -           -        $  1,100       5.25%

Investment securities:
Held to maturity:
Mortgage-Backed Securities        -           -          $  347       5.40%       $2,861       6.83%        3,208       6.68
U.S. Government and
  Federal Agency obligations       999       5.69         5,000       6.16          -           -           5,999       6.08
                              --------    --------     --------    --------     --------    --------     --------    --------
Total investment securities   $  2,099       5.46%     $  5,347       6.11%       $2,861       6.83%      $10,307       6.18%
                              --------    --------     --------    --------     --------    --------     --------    --------
                              --------    --------     --------    --------     --------    --------     --------    --------

SOURCES OF FUNDS

GENERAL. Deposits are a primary source of Broadway Federal's funds used for lending and other investment activities and general business purposes. In addition to deposits, Broadway Federal derives funds from loan

                                     -18
repayments and prepayments, proceeds from sales of loans and investment securities, maturities of investment securities, cash flows generated from operations and, to a lesser extent, FHLB advances.

DEPOSITS. Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal's deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal's deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail "core" deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which Management believes tend to be more stable and available at a lower cost than other, longer term types of
deposits.   However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal's ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank.
As of December 31, 1997 out-of-state deposits totaled $5.6 million or 5.10% of Broadway Federal's total deposit portfolio. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff.


                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                  1997               1996
                                              ------------       ------------
                                                       (IN THOUSANDS)
Deposits                                        $197,544           $171,545
Withdrawals                                      192,707            182,074
                                                --------           --------
Net Deposits (Withdrawals)                         4,837            (10,529)
Interest credited on deposits                      3,036              2,803
                                                --------           --------
Total Increase (Decrease) in deposits           $  7,873           $ (7,726)
                                                --------           --------
                                                --------           --------

The following table sets forth the distribution of Broadway Federal's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                           DECEMBER 31,
                                 -----------------------------------------------------------------
                                              1997                              1996
                                 -------------------------------   -------------------------------
                                                        WEIGHTED                          WEIGHTED
                                 AVERAGE   PERCENTAGE   AVERAGE    AVERAGE   PERCENTAGE   AVERAGE
                                 BALANCE    OF TOTAL      RATE     BALANCE    OF TOTAL      RATE
                                 -------   ----------   --------   -------   ----------   --------
                                                      (DOLLARS IN THOUSANDS)
Money market deposits           $  4,396        4.09%      2.23%   $ 4,264        4.27%       2.24%
Passbook deposits                 29,974       27.87       2.00     32,258       32.31        2.00
NOW and other demand deposits     11,099       10.32       0.62     10,782       10.80        0.56
                                --------      -------              -------      -------
Total                             45,469       42.28                47,307       47.38
                                --------      -------              -------      -------
Certificate Accounts:
  Three months or less              -             -          -       1,817        1.81        3.75
  Over three months
    through six months            11,464       10.66       4.67     10,123       10.14        4.77
  Over six through
    twelve months                 13,728       12.77       5.30     14,019       14.04        5.24
  Over one to three years         19,508       18.14       5.51     11,459       11.48        5.56
  Over three to five years         3,736        3.47       5.77      3,147        3.15        5.76
  Over five to ten years           1,444        1.34       6.08      1,473        1.48        6.58
  Certificates over $100,000      12,193       11.34       4.78     10,507       10.52        5.10
                                --------      -------              -------      -------
Total certificates                62,073       57.72                52,545       52.62
                                --------      -------              -------      -------
Total deposits                  $107,542      100.00%              $99,852      100.00%
                                --------      -------              -------      -------
                                --------      -------              -------      -------

The following table presents, by various rate categories, the amounts of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997 and 1996.

                                         PERIOD TO MATURITY AT DECEMBER 31, 1997
                           -----------------------------------------------------------------------
                           LESS THAN     ONE TO      TWO TO                            AT DECEMBER 31,
                            ONE YEAR   TWO YEARS   THREE YEARS   THEREAFTER    TOTAL        1996
                           ---------   ---------   -----------   ----------   -------  ---------------
                                                    (DOLLARS IN THOUSANDS)
Certificate Accounts:
  0 to 4.00%                $  2,117     $ 1,578     $     -       $    -     $ 3,695     $ 3,767
  4.01 to 5.00%               11,686         880         129            -      12,695      15,680
  5.01 to 6.00%               35,604       4,980         419        1,037      42,040      33,085
  6.01 to 7.00%                  540       3,411       1,234          950       6,135       4,137
  7.01 to 8.00%                    -           -           -            -           -         269
  8.01 to 9.00%                    -           -           -            -           -         252
  Over 9.00%                       -           -           -            -           -           -
                            --------    --------     -------      -------     -------     -------
Total                       $ 49,947     $10,849     $ 1,782      $ 1,987     $64,565     $57,190
                            --------    --------     -------      -------     -------     -------
                            --------    --------     -------      -------     -------     -------

BORROWINGS

From time to time Broadway Federal has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See "--Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1997 and 1996, Broadway Federal had no advances outstanding from the FHLB and no other borrowings.

The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:


                                       AT OR FOR THE YEAR ENDED
                                             DECEMBER 31,
                                       ------------------------
                                           1997         1996
                                       -----------   ----------
                                        (DOLLARS IN THOUSANDS)
FHLB advances:
    Average balance outstanding           $ 542       $   83
    Maximum amount outstanding
      at any month-end period             3,500        1,000
    Balance outstanding at
      end of period                           -            -
    Weighted average interest rate
      during the period                    6.20%        5.67%
    Weighted average interest rate
      at end of period                        -            -


                                           -21

SUBSIDIARY ACTIVITIES

BSC provides trustee services for Broadway Federal and receives commissions from the sale of mortgage, life and fire insurance. In the past, BSC has been involved in real estate development projects. Broadway Federal does not currently intend to engage in any future real estate development projects through BSC or otherwise. As of December 31, 1997, and for the twelve months then ended, BSC had total assets of $184,000 and net earnings of $11,000.

PERSONNEL

At December 31, 1997, Broadway Federal had 46 full-time employees and 13 part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

REGULATION

GENERAL

The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. Broadway Federal is a federally chartered savings bank and, is a member of the FHLB System. Its customer deposits are insured through the SAIF managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

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

The descriptions of the statutes and regulations applicable to the Company and its subsidiaries and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on the Company, Broadway Federal and the Company's other subsidiaries. The descriptions also do not purport to identify every statute and regulation that may apply to the Company, Broadway Federal and the Company's other subsidiaries.

The OTS has primary enforcement authority over savings institutions and their holding companies, such authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist orders and to initiate injunctive actions and removal and prohibition orders against officers, directors and certain other "institution affiliated parties." In general, enforcement actions may be initiated for violations of specific laws and regulations and for unsafe or unsound conditions or practices.

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

Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which until, the third quarter of 1996, ranged from 0.23% to 0.31%, as compared with the uniform 0.23% rate that had previously been in effect. During 1997 and 1996, Broadway Federal's assessment rates were 0.03% and 0.26%, respeactively.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIF Act") was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as the Bank, at the rate of $0.675 per $100 of estimated SAIF-deposits as of March 31, 1995.
Beginning January 1, 1997, the same risk-based assessment schedule applies to both SAIF members and BIF members - $0.00 to $0.27 per $100 of deposits. The DIF Act also provided for full pro rata sharing by all federally-insured institutions by January 1, 2000 of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. From January 1, 1997 through January 1, 2000 (or January 1, 1999 if the BIF and SAIF charters are then merged), FICO premiums for BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The DIF Act provides for the merger of the BIF and the SAIF on January 1, 1999 into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999. While various legslative proposals for this purpose have been introduced in Congress, none have been enacted to date and no reliable prediction can be made as to whether or in what form any such legislation may be enacted.

On a going forward basis, the DIF Act has resulted in a significant reduction in the Bank's deposit insurance premiums. In addition, it is anticipated that this reduction will diminish the competitive advantage that BIF-insured institutions had prior to the passage of the Act due to their lower deposit premium costs.

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

The risk-based capital requirements, among other things, provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1997 and 1996, Broadway Federal's general valuation allowance included in supplementary capital was $879,000 and $905,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

The OTS, the FDIC and other federal banking agencies recently amended their risk-based capital regulations to provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or credit, or risks arising from nontraditional activities, (ii) that the institution is not adequately managing these risks, or (iii) significant exposure to market risk. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

The OTS has adopted a rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1997 there was no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

Following is a reconciliation of Broadway Federal's equity capital to the minimum Federal regulatory capital requirements as of December 31, 1997 and December 31, 1996:

                                            AS OF DECEMBER 31, 1997            AS OF DECEMBER 31, 1996
                                       --------------------------------   --------------------------------
                                       TANGIBLE     CORE     RISK-BASED   TANGIBLE     CORE     RISK-BASED
                                        CAPITAL    CAPITAL     CAPITAL     CAPITAL    CAPITAL     CAPITAL
                                       --------    -------   ----------   --------    -------   ----------
                                                                (IN THOUSANDS)
GAAP Capital                            $10,708    $10,708     $10,708     $10,299    $10,299     $10,299
Additional supplementary capital:
General valuation allowance                   -          -         879           -          -         905
                                        -------    -------     -------     -------    -------     -------
Regulatory capital amounts               10,708     10,708      11,587      10,299     10,299      11,204
Minimum requirement                       1,861      3,722       6,266       1,720      3,440       5,791
                                        -------    -------     -------     -------    -------     -------
Excess over requirement                 $ 8,847    $ 6,986     $ 5,321     $ 8,579    $ 6,859     $ 5,413
                                        -------    -------     -------     -------    -------     -------
                                        -------    -------     -------     -------    -------     -------

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

The OTS regulations implementing the PCA provisions define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a Tier 1 risk-based or core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the PCA regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1997, Broadway Federal was a well-capitalized institution.

The table below presents Broadway Federal's capital ratios at December 31, 1997 and 1996:

                                               ACTUAL
                                     --------------------------
     (Dollars in Thousands)            AMOUNT         RATIO
                                     --------------------------
     Decemer 31, 1997:
       Leverage/Tangible Ratio       $  10,708        8.63%
       Tier I Risk-based ratio          10,708       13.67
       Total Risk-based ratio           11,587       14.79

     December 31, 1996:
       Leverage/Tangible Ratio       $  10,299        9.06%
       Tier I Risk-based ratio          10,299       14.23
       Total Risk-based ratio           11,204       15.48


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

LOANS TO ONE BORROWER

Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined for this purpose by reference to an institution's regulatory capital. In addition, the basic 15% of capital lending limit includes as part of capital that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital for regulatory purposes. At December 31, 1997, the maximum amount which Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $1.7 million. However, pursuant to Broadway Federal's loan to one borrower policy, the maximum amount which Broadway Federal may lend to any one borrower is $1,500,000. At December 31, 1997, the largest aggregate amount of loans which Broadway Federal had outstanding to any one borrower was $818,000.

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

LIQUIDITY

Federal Law and regulations required savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions.

Effective November 24, 1997, revised regulations now allow savings institutions to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4%, down from the previous requirement of 5%. In addition, the new regulation provides that an institution may calculate its liquidity based on either: (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The new regulations also require that in addition to meeting the minimum requirement above, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation and that the OTS can permit an institution to reduce its liquid assets below the minimum under certain conditions. Under the revised regulations Broadway Federal's liquidity ratio at December 31, 1997 was 12.06%, which exceeded the new requirement.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Broadway Federal was rated "outstanding" in its most recent CRA exam.

QUALIFIED THRIFT LENDER TEST

Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. At December 31, 1997, Broadway Federal was in compliance with its QTL test requirements.

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

LENDING STANDARDS

The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

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

BAD DEBT RESERVE. In 1995 and prior years, Broadway Federal qualified under a provision of the Code which allowed qualifying savings institutions to establish reserves for bad debts, and make additions to such reserves, using certain preferential methodologies. For 1996 and subsequent years, the Small Business Job Protection Act of 1996 (the "Act") repealed the preferential bad debt reserve methodologies previously allowed.

Pursuant to the 1996 Act, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debt, under which additions to reserves are based on the institution's actual loss experience. Broadway Federal qualifies as a small bank, and, in 1997, utilized the reserve method of accounting for bad debts based on Broadway Federal's actual loss experience.

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

CALIFORNIA TAX

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is the rate on general corporations plus 2%. The tax rate applicable to the Company's 1996 taxable year was 11.3% (9.3% plus 2%). For income tax years beginning on or after January 1, 1997, the tax rate on general corporations has been reduced to 8.84%, and, accordingly, the Company's tax rate has been reduced to 10.84% (8.84% plus 2%). Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

ITEM 2. DESCRIPTION OF PROPERTY

Broadway Federal conducts its business through four branch offices. Broadway Federal's loan origination and service operations are also conducted from one of its branch offices. Until March 1998, Broadway Federal's administrative and corporate operations were conducted through temporary facilities in one of the four branch offices. Such operations are now conducted in the Company's new corporate facility, which also houses a fifth branch office. Broadway Federal's administrative and corporate offices are located at 4800 Wilshire Boulevard, Los Angeles. Its former administrative and corporate offices, which were destroyed during the 1992 civil disturbance, were located at 4501 So. Broadway Boulevard, Los Angeles.

There are no mortgages, material liens or encumbrances against any of Broadway Federal's owned properties. Management believes that all properties are adequately covered by insurance, and that the carrying amount of the properties approximates their fair values. Management also believes that Broadway Federal's facilities are adequate to meet the present needs of Broadway Federal and the Company, but that it may be necessary to lease or construct other facilities to meet the longer term needs of Broadway Federal and the Company.


                                                                                                   NET BOOK VALUE
                                                                                                   OF PROPERTY OR
                                                       ORIGINAL DATE                                 LEASEHOLD
                                   LEASED OR             LEASED OR          DATE OF LEASE          IMPROVEMENTS AT
LOCATION                             OWNED                ACQUIRED            EXPIRATION           DECEMBER 31, 1997
--------                           ---------           -------------        -------------          -----------------
ADMINISTRATIVE/BRANCH OFFICE:
4800 Wilshire Blvd.(1)(7)            Owned                  1997                 -                    $1,644,000
Los Angeles, CA

BRANCH OFFICE:
4429 South Broadway Blvd.(1)(11)     Leased                 1997               Monthly                     -
Los Angeles, CA

4835 West Venice Blvd.(1)(7)(10)     Building               1965                2013                     142,000
Los Angeles, CA                      Owned on
                                     Leased Land

3555 West Slauson Blvd.(1)(9)        Leased                 1997                1998                       2,250

BRANCH OFFICE/LOAN ORIGINATION
AND SERVICE CENTER:
170 N. Market Street(1)(5)           Owned                  1996                 -                       956,000
Inglewood, CA

APPRAISAL DEPARTMENT:
8467 South Van Ness Ave.(2)(8)       Owned                  1994                 -                       127,000
Inglewood, CA

4429 West Adams Blvd.(4)             Owned                  1993                 -                       196,000
Los Angeles, CA

4001 South Figueroa Street(6)        Owned                  1996                 -                       551,000
Los Angeles, CA

------------------------
(1)  These offices are used as savings branch facilities.
(2) Premises originally acquired by Broadway Federal through foreclosure in 1994. This asset was subsequently transferred to Broadway Federal premises and renovated, and as of December 31, 1996 was used as Broadway
     Federal's loan origination and service center. In February 1997 the loan origination and service operations were relocated to the new Inglewood branch facility at 170 N.Market Street. The Van Ness property is now being used for appraisal department operations.
(3) The building previously located on this land was destroyed during the 1992 Los Angeles civil disturbance. This property was sold and leased back from the purchasers in December of 1997. The lease payments are $4,000 per month and the lease will continue on a month-to-month basis until the completion of the new Broadway branch facility located at 4001 South Figueroa Street. The new facility is expected to be completed by October of 1998.
(4) Broadway Federal acquired this property in 1993 in anticipation of including it as part of a proposed new corporate facility. Adjacent parcels, which were needed to begin construction on the corporate facility, have not been acquired. This property will be sold at a future date.
(5) In July 1996 the property located at 170 N. Market Street was acquired in anticipation of relocating the former 110 S. La Brea branch facility upon expiration of the lease on September 30, 1996.
     The expired lease was not renewed and the branch was successfully relocated to the new facility in January 1997. The cost of the facility was $412,000 and Broadway Federal incurred renovation costs of approximately $568,000.
(6) Broadway Federal acquired this property in December 1996. The property is 19,200 square feet of unimproved real estate which will be used to build the Bank's new branch facility. When complete, the Bank's branch office currently housed in a modular facility, located at 4429 South Broadway Blvd., will be relocated to this new facility. The cost of the property was $415,000, and to date, the cost of constructing the new branch has not been determined. The source of funds for this acquisition were the insurance proceeds received for property that was destroyed during the 1992 Los Angeles civil disturbance.
(7) In February of 1998, the corporate and administrative offices were transferred from 4835 W. Venice Blvd. to the newly acquired property located at 4800 Wilshire Blvd. The property was purchased in August of 1997 for $1,603,000 and renovations of $41,000 were performed during 1997.
(8)  In March of 1998, Broadway Federal sold the property located at 8467
     Van Ness Avenue, Inglewood, CA and relocated the appraisal department to the new corporate administrative offices on Wilshire Boulevard.
(9) In July of 1997, Broadway Federal leased 200 square feet of space from Nix Check Cashing, Inc. at $500 per month, to be used as a branch facility. Renovations costing $2,250 were performed and the Slauson Business Center began operations is July of 1997.
(10) In June of 1997, Broadway Federal leased 590 square feet of space to the Automobile Club of Southern California for a term of five years at $1,750 per month in the Venice branch facility.
(11) This property was sold in December 1997. Currently, the Bank leases a portion of the facility from the new owner. The lease is on a month-to-month basis and will continue until construction is completed on property located at 4001 South Figueroa Street, at which time the savings branch will relocate its operations.

Broadway Federal's property located at 4501 S. Broadway Boulevard, Los Angeles (this property is adjacent to the branch at 4429 S. Broadway Boulevard) served as Broadway Federal's main office until it was destroyed by fire in April of 1992. Since that time, the administrative operations of Broadway Federal had been conducted from shared office space at Broadway Federal's branch office located on Venice Boulevard in the City of Los Angeles. Although insurance proceeds were sufficient to cover the damages from the fire, Management determined that it would not be practical to rebuild the main office building on the same site. Therefore the administrative offices have been transferred to the newly acquired Wilshire facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any significant pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, none of which Management believes, net of insurance claims, are material to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                              PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." The Common Stock began trading on January 9, 1996. As of March 19, 1997, 863,447 shares of Common Stock were outstanding and held by approximately 441 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

                                                  1997
                                                 -------
                                   4TH             3RD              2ND            1ST
                                 QUARTER         QUARTER          QUARTER        QUARTER
                                 -------         -------          -------        -------
Year Ended December 31, 1997
----------------------------
High....................        $ 13 3/8         $ 11 1/2         $ 11 1/4       $  11 1/2

Low....................           11 1/8           10 1/2           10 3/4           9 1/2

Year Ended December 31, 1996
High....................        $ 10 1/2         $ 10             $ 11           $ 10 3/4

Low....................            9                9 5/8           10             10


The Company's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporations's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. During 1997 and 1996 the Company paid dividends to Common Stockholders at the rate of $0.05 per share, per quarter. For the twelve months ended December 31, 1997 and 1996 dividends paid totaled $171,000 and $178,000, respectively. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on Common Stock in the future.

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

In addition to Common Stock, the Company, as part of the Bank's mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock ("Preferred Stock"). The Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Preferred Stock was not underwritten and the stock was not publicly offered. The Preferred Stock was issued to holders of nonwithdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Preferred Stock. The Preferred Stock is non-voting and non-cumulative and is subordinate to all indebtedness of the Company, including customer accounts. In December 1997 the Company issued 32,613 shares of its Common Stock from its Common Shares held as treasury shares. The additional shares were issued in exchange for 35,874 shares of the Company's Series A Preferred Stock, which was retired. During 1997 and 1996 the Company paid dividends to Preferred Stockholders at the rate of $0.125 per share, per quarter. For the twelve months ended December 31, 1997 and 1996 dividends paid totaled $41,000 and $46,000, respectively. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on, and subject to, the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on Preferred Stock in the future.

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

The Company's and Broadway Federal's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

For the years ended December 31, 1997 and 1996, the Company recorded net earnings of $559,000 and a net loss of $277,000, respectively. At December 31, 1997 and 1996, respectively, the Company had total consolidated assets of $125.1 million and $117.1 million; total deposits of $109.9 million and $102.0 million; and stockholders' equity of $13.4 million and $13.6 million, representing 10.74% and 11.60% of assets. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 1997 and 1996, with tangible and core capital each at 8.63% and 9.06% and risk-based capital at 14.79% and 15.48%, respectively.

INTEREST RATE SENSITIVITY

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with those of the Company's interest-bearing liabilities. During a period of falling interest rates, the net earnings of an institution whose interest rate sensitive assets maturing or repricing during such period exceeds the amount of interest rate sensitive liabilities maturing or repricing during such period may, absent offsetting factors, be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, the net earnings of an institution may, also absent offsetting factors, increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. For extended time periods, however, an institution with a large portfolio of ARMs may not be protected from increases in interest rates since ARMs generally have periodic and lifetime interest rate caps. Additionally, Broadway Federal's ARMs are predominantly tied to the COFI, which is a "lagging market" index, whereas deposit costs are not. Rapid increases in interest rates could therefore have a negative impact on Broadway Federal's earnings. Declining interest rates have, in general, benefited Broadway Federal primarily due to the effect of the lagging market index which has resulted in the interest income earned on loans declining at a slower rate than interest expense paid on deposits. This effect of the lagging index, however, has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARM's, which are generally repriced at least semi-annually and indexed to the COFI.

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company's Board of Directors has established a Management level Asset/Liability Committee, which is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The Committee generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the

Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company's net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Asset/Liability Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

NET PORTFOLIO VALUE

The OTS has adopted a rule incorporating an interest rate risk (IRR) component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1997 there was no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

The following table presents Broadway Federal's NPV as of December 31, 1997 as calculated by the OTS for the foregoing purposes based on information provided to the OTS by Broadway Federal. Such information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal by the OTS. No representation is made as to the accuracy of such information as an indication of interest rate risk or as to the significance thereof in Broadway Federal's management of interest rate risk.


                                      NET PORTFOLIO VALUE
----------------------------------------------------------------------------------------------------
  CHANGE IN INTEREST                                                           CHANGE IN NPV AS %
RATES IN BASIS POINTS                                                         OF THE PRESENT VALUE
   (RATE SHOCK)           AMOUNT           $CHANGE            % CHANGE (a)          OF ASSETS
---------------------    --------          -------            ------------    ---------------------
                                     (DOLLARS IN THOUSANDS)

        400              $16,364           (1,610)                 (9)                (.93)
        300               17,270             (704)                 (4)                (.35)
        200               17,927              (47)                  -                  .05
        100               18,174              200                   1                  .18
       Zero               17,974               -                    -                   -
       (100)              17,825             (149)                 (1)                 .14
       (200)              18,128              154                   1                  .01
       (300)              18,584              610                   3                  .26
       (400)              19,360            1,386                   8                  .71

----------------
(a)   Percentage changes less than 1% not shown.

The above table suggests that in the event of a 200 basis point change in interest rates, Broadway Federal would experience minimal change in NPV in a rising rate environment and a 1% increase in NPV in a declining rate environment. In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "--Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

MARKET RISKS

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 1997. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments. Similarly, substantially all of the Company's investment securities portfolio is comprised of callable government agency securities.


                                            1998     1999     2000     2001     2002   THEREAFTER    TOTAL    FAIR VALUE
                                          -------   ------   ------   ------   ------  ----------  ---------  ----------
INTEREST EARNING ASSETS:
Loans Receivable: (1)(2)(3)(4)
     Fixed                                $ 6,366   $3,303   $2,531   $2,038   $1,655    $ 5,106   $ 20,999    $ 22,123
     Average Interest Rate                  8.81%    9.66%    9.64%    9.63%    9.62%      9.37%      9.32%

     Adjustable                           $ 7,634   $5,746   $4,957   $4,333   $3,845    $56,255   $ 84,770    $ 86,589
     Average Interest Rate                  7.65%    7.67%    7.69%    7.72%    7.75%      7.88%      7.82%

Investment Securities (5)                 $ 5,999                                                  $  5,999    $  5,983
Average Interest Rate                       6.02%                                                     6.02%

Mortgage Backed Securities (6)(7)
     Fixed                                $   568   $  232   $  171   $  142   $  122    $   567   $  1,802    $  1,821
     Average Interest Rate                  6.78%    7.63%    7.83%    7.83%    7.83%      7.83%      7.47%

     Adjustable                           $   263   $  215   $  175   $  143   $  117    $   493   $  1,406    $  1,416
     Average Interest Rate                  5.95%    5.95%    5.95%    5.95%    5.95%      5.95%      5.95%

FHLB Stock (8)                                                                           $   931   $    931    $    931
Average Interest Rate                                                                      6.26%      6.26%

Interest Bearing Deposits                 $ 1,662                                                  $  1,662    $  1,662
Average Interest Rate                       4.89%                                                     4.89%

Total Interest Earning Assets             $22,492   $9,496   $7,834   $6,656   $5,739    $65,352   $117,569    $120,525

Interest Bearing Liabilities:

Savings Accounts:
     NOW Accounts (9)                     $ 1,255   $1,041   $  864   $  718   $3,500              $  7,378    $  7,378
     Average Interest Rate                  1.01%    1.01%    1.01%    1.01%    1.01%                  1.01%

     Passbook Accounts (10)               $ 4,779   $3,922   $3,211   $2,621   $2,131    $11,454   $ 28,118    $ 29,648
     Average Interest Rate                  2.02%    2.02%    2.02%    2.02%    2.02%      2.02%       2.02%

     Certificate Accounts (11)            $51,634   $5,472   $5,472   $  663   $  662    $   730   $ 64,633    $ 64,884
     Average Interest Rate                  5.11%    5.75%    5.75%    6.18%    6.18%      6.18%       5.25%

     Money Market Funds (12)              $ 1,402   $  939   $1,881                                $  4,222    $  4,222
     Average Interest Rate                  2.25%    2.25%    2.25%                                    2.25%
     Non Interest Bearing  Checking (13)  $ 1,963   $1,277   $  830   $  555   $  336    $   555   $  5,516    $  5,516
     Average Interest Rate

Other Interest Bearing Liabilities                                    $  571                       $    571    $    571
Average Interest Rate                                                  0.63%                           0.63%

Total Interest Bearing Liabilities        $61,033   $12,651  $12,258  $5,128   $6,629    $12,739   $110,438    $159,843


Footnotes:

(1) Loans receivable are net of undisbursed loan proceeds and exclude net deferred loan fees and the allowance for loan losses.

(2) For single family residential loans, assumes contractual annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 17.52% for adjustable rate loans, and 7% to 27% for fixed rate loans.

(3) Approximately 92% of the Company's adjustable rate loans reprice on an average of six months or less. These loans change with the 11th District Cost of Funds Index. The remaining adjustable rate loans primarily reprice using a current market index such as the one year constant maturity Treasury Index. All loans are subject to various market based annual and lifetime rate caps and floors.

(4) Non-performing loans, totaling $921,000, are categorized as maturing in 1998.

(5) As of December 31, 1997, $4.0 million of the securities have maturities ranging from 1999 through 2001. However, they are subject to call given their current above market yields.

(6) Mortgage-backed securities with single family residential loan collateral are based on contractual annual amortization and balloon maturity assumptions adjustd for prepayment rates on fixed rate securities are assumed to range from 7% to 16%.

(7) The Company's adjustable mortgage-backed securities reprice on an annual basis based upon changes in the one year constant maturity Treasury index. Various annual and lifetime market based caps and fllors exist. The schedule uses an assumed prepayment rate of 17.52%.

(8) FHLB Stock does not have a market. Its fair value is therfore unknown. However, historically the stock could be sold to the Federal Home Loan Bank at par.

(9) For NOW accounts, it is assumed that the decay rate is 17% for five years, with the remaining balance maturing at the end of that time.

(10) For regular passbook accounts, it is assumed that the decay rate is 17% for seven years, with the remaining balance maturing at the end of that time.

(11) Certificate accounts have been shown based upon stated maturities.

(12) For Money Market accounts, it is assumed that the decay rate is 33%, with the balance maturing in the third year.

(13) Non-interest bearing checking accounts have been shown based upon a 33% decay rate for seven years, with the remaining balance maturing at the end of that time.

YEAR 2000 COMPLIANCE

Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." During 1997, the Company initiated an organization-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing various programs, equipment and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components: business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of the micro-processors with the power of small computers that are embedded within operating equipment such as pumps, compressors, elevators and furnaces.

To initiate its Year 2000 program in 1997 the Company began to diligently assess its systems needs for the Year 2000 and beyond. This assessment included an analysis of the benefits and limitations of the existing systems.
 Based upon this analysis and upon the fact that the Company's outside service bureau has stated that they are not planning to make Year 2000 programming changes , the Company determined that it will convert its entire deposit, loan and general ledger systems to a new service bureau as part of its Year 2000 Action Plan. In addition, as part of the complete conversion the Company will replace most of its internal personal computer equipment and software. The new service bureau, software and equipment, which represents approximately 98% of the Company's business computer programs and equipment, will be Year 2000 compliant, and is anticipated to cost approximately $170,000. The remaining 2% of business application programs and equipment will be made compliant through the Year 2000 project, and all non compliant programs and equipment will be retired. It is anticipated that this project will be completed by December 1998. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 Problem.
This portion of the Year 2000 project is expected to cost approximately $40,000 and is being expensed as incurred.

The Company is also currently evaluating the Year 2000 readiness of its other equipment, such as security, heating and air-conditioning systems, with a comprehensive inventory of all monitoring and control devices. Work plans detailing the tasks and resources required to insure equipment Year 2000 readiness by the end of 1998 are expected to be in place by the end of the second quarter of 1998. Costs associated with other equipment upgrades have not yet been quantified but will be expensed as incurred.

The Company has ascertained that failure to alleviate the Year 2000 Problem with its application systems and equipment could result in possible system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays, possible lost production days, reduced customer service and increased expense.

The cost of the Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, could differ from those estimates.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                       1997                                1996
                                          ---------------------------------    -----------------------------------
                                          AVERAGE                 AVERAGE      AVERAGE                   AVERAGE
                                          BALANCE    INTEREST    YIELD/COST    BALANCE     INTEREST     YIELD/COST
                                         --------    --------    ----------    --------    --------    -----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  INTEREST-EARNING ASSETS:
    Interest-earning deposits            $    197     $    9        4.57%      $    569      $  13         2.28%
    Federal Funds sold and other
      short-term investments                2,938        164        5.58          3,965        215         5.42
    Investment securities, (1)              7,827        396        5.06          7,471        438         5.86
    Loans receivable(2)(3)                 97,503      8,354        8.57         91,189      7,878         8.64
    Mortgage-backed securities, (1)         2,218        140        6.31          2,627        153         5.82
    FHLB Stock                                904         57        6.31            852         50         5.87
                                         --------     ------                   --------     ------
    TOTAL INTEREST-EARNING ASSETS         111,587     $9,120        8.17        106,673     $8,747         8.20
                                                      ------                                ------
                                                      ------                                ------
  NONINTEREST-EARNING ASSETS                8,834                                 6,975
                                         --------                              --------
    TOTAL ASSETS                         $120,421                              $113,648
                                         --------                              --------
                                         --------                              --------
LIABILITIES AND RETAINED EARNINGS
  INTEREST-BEARING LIABILITIES:
    Money market deposits                $  4,394     $   88       2.23%       $  4,239     $   94         2.22%
    Passbook deposits                      28,515        567       1.99          30,485        615         2.02
    NOW and other demand deposits          10,818         67       0.62          10,683         61         0.57
    Certificate accounts                   61,295      3,244       5.29          52,278      2,706         5.18
                                         --------     ------                   --------     ------
  TOTAL SAVINGS DEPOSITS                  105,022      3,966       3.78          97,685      3,476         3.56
    FHLB advances                             541         19       3.45              83          5         6.02
                                         --------     ------                   --------     ------
TOTAL INTEREST-BEARING LIABILITIES        105,563     $3,985       3.77          97,768     $3,481         3.56
                                         --------     ------                   --------     ------
                                                      ------                                ------
  Noninterest-bearing liabilities           1,733                                 2,185
  Retained earnings                        13,125                                13,695
    TOTAL LIABILITIES AND
      RETAINED EARNINGS                  $120,421                              $113,648
                                         --------                              --------
                                         --------                              --------
  NET INTEREST RATE SPREAD(4)                         $5,135       4.40%                    $5,266         4.64%

  Net Interest Margin(5)                                           4.60%                                   4.94%


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                       1997                                1996
                                          ---------------------------------    -----------------------------------
                                          AVERAGE                 AVERAGE      AVERAGE                   AVERAGE
                                          BALANCE    INTEREST    YIELD/COST    BALANCE     INTEREST     YIELD/COST
                                         --------    --------    ----------    --------    --------    -----------
  Ratio of interest-earning assets to
    interest-bearing liabilities                                    105.71%                                109.11%
  Return on average assets                                            0.46%                                 (0.24%)
  Return on average equity                                            0.43%                                 (0.20%)
  Average equity to average assets ratio                             10.90%                                 12.05%


-------------------
(1) All investment securities were categorized as held-to-maturity, and none were categorized as available-for-sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(3)  Amount excludes non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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


                               YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1996
                                  COMPARED TO YEAR ENDED         COMPARED TO YEAR ENDED
                                     DECEMBER 31, 1996              DECEMBER 31, 1995
                               ----------------------------   ----------------------------
                                INCREASE (DECREASE) IN NET     INCREASE (DECREASE) IN NET
                                      INTEREST INCOME                INTEREST INCOME
                               ----------------------------   ----------------------------
                                 DUE TO    DUE TO               DUE TO    DUE TO
                                 VOLUME     RATE     NET        VOLUME     RATE     NET
                               ----------------------------   ----------------------------
                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-earning deposits      $   8     $ (13)  $ (5)        $  (1)     $  -    $ (1)
  Federal funds sold and
  other short term investments     (57)        6     (51)          25        30      55
  Investment securities, net        21       (60)    (39)         102       (55)     47
  Loans receivable, net            544       (66)    478          358       355     713
  Mortgage backed securities,
    net                            (28)       14     (14)         153         -     153
  FHLB stock                         3         -       3            2         8      10
                                 -----     -----   -----        -----      ----    ----
    TOTAL INTEREST-EARNING
      ASSETS                       491      (119)    372          639       338     977
                                 -----     -----   -----        -----      ----    ----
INTEREST-BEARING LIABILITIES:
  Money market deposits              3        (9)     (6)          (5)        6       1
  Passbook deposits                (39)       (9)    (48)         (72)       53     (19)
  NOW and other demand deposits      -         5       5            9         3      12
  Certificate accounts             467        58     525          215       101     316
  FHLB advances                     27        (2)     25            5         -       5
                                 -----     -----   -----        -----      ----    ----
    TOTAL INTEREST-BEARING
      LIABILITIES                  458        43     501          152       163     315
                                 -----     -----   -----        -----      ----    ----
  Change In Net Interest
    Income                       $  33     $(162)  $(129)       $ 487      $175    $662
                                 -----     -----   -----        -----      ----    ----
                                 -----     -----   -----        -----      ----    ----


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL

The $559,000 in net earnings recorded by the Company for the year ended December 31, 1997, compares to a $277,000 net loss recorded for the year ended December 31, 1996. This $836,000 increase in net earnings for the year was impacted by several factors occurring in both the current and prior years, including a $272,000 gain on the sale of an office property sold during the fourth quarter of 1997, and lower expenses and write-downs related to the operation and sale of REO during 1997. The net loss for the year ended December 31, 1996 was significantly impacted by the payment of a one-time SAIF recapitalization assessment fee of $614,000 (see "Regulation"). The net earnings increase for 1997 also resulted from a number of other offsetting factors which included higher interest income, higher interest expense, a lower provision for loan losses, higher noninterest income, lower noninterest expense and higher income taxes.

INTEREST INCOME

Interest income increased by $373,000, or 4.26%, from $8.7 million in 1996 to $9.1 million in 1997. This increase was primarily the result of an increase in average interest-earning assets of $4.9 million, to $111.6 million for the year ended December 31, 1997 from $106.7 million for the same period a year ago. The increase in average interest-earning assets resulted from Broadway Federal's focus on increasing its loan portfolio.

The effect of the increase in average interest-earning assets was partially offset by a decrease in the average yield on such assets from 8.20% during the year ended December 31, 1996 to 8.17% during the year ended December 31, 1997. Interest income from loans, which accounted for approximately 91.60% of total interest income in 1997, increased by $476,000, or 6.04%, due to a $6.3 million, or 6.92%, increase in the average balance of loans, offset by an 7-basis point decrease in the average yield on loans from 8.64% for 1996 to 8.57% for 1997. This decrease in average yield resulted from a decreasing interest rate environment during most of 1997. Interest income from investment securities decreased $100,000, or 15.02%, from $666,000 in 1996 to $566,000 in 1997, primarily due to a 80 basis point decrease in the average yield on investment securities to 5.06% during 1997 from 5.86% during 1996, offset by a $356,000, or 4.77% increase in the average balance of investment securities to $7.8 million during 1997, from $7.4 million during 1996.

INTEREST EXPENSE

Interest expense includes interest on savings deposits and on borrowings. Interest expense increased $504,000, or 14.48%, for the year ended December 31, 1997, to $4.0 million, from $3.5 million for the same period a year ago. This increase was primarily the result of an increase in average interest-bearing liabilities of $7.8 million, to $105.6 million for the year ended December 31, 1997 from $97.7 million for the same period a year ago. Interest on savings deposits, which accounted for approximately 99.52% of interest expense in 1997, increased by $490,000 or 14.10%, due to a $7.3 million, or 7.51%, increase in the average balance of savings deposits and a 22 basis point increase in the average cost of deposits from 3.56% for 1996 to 3.78% for 1997. The increase in the average cost of savings deposits also reflects the more competitive interest rate environment in which deposits were gathered during 1997 and a shift in the Bank's deposit portfolo mix, resulting in a decrease in core deposits from $30.0 million at December 31, 1996 to $28.1 million for 1997.

Net interest spread ("NIS"), which represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities, decreased from 4.64% at December 31, 1996 to 4.40% at December 31, 1997. This 24 basis point or $131,000 decrease in NIS primarily results from the increased cost of deposits between 1996 and 1997. The effect of this decrease is a reduction in the Company's core earnings. Management has taken several steps in an attempt to stabilize core earnings, which include (i) increasing loan originations, specifically multi-family originations, which have higher yields and larger margins over the stated index; (ii) increasing the level of non-interest bearing checking deposits; and (iii) attempting to hold deposit rates on jumbo and other certificate accounts to levels which are less than or equal to related FHLB borrowing rates. In addition , Management continues to take steps designed to reduce non-interest expenses, including reducing the number of full-time employees.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $320,000, or 54.61%, from $586,000 for the year ended December 31, 1996 to $266,000 for the year ended December 31, 1997. The decrease in the provision for loan losses was due primarily to improved asset quality and the improving Southern California real estate market.

Total non-performing assets, consisting of non-accrual loans and REO, decreased by $742,000, from $2.8 million at December 31, 1996 to $2.1 million at December 31, 1997. Of the $742,000 decrease, $953,000 represented a decrease in non-accrual loans, offset by a $211,000 increase in REO. As a percentage of total assets, nonperforming assets were 1.65% at December 31, 1997, compared to 2.39% at December 31, 1996. The allowance for loan losses was 114.44% of nonperforming loans at December 31, 1997, compared to 62.65% at December 31, 1996. Non-accrual loans at December 31, 1997 included eight loans totaling $606,000 secured by one- to four-unit properties, one loan totaling $214,000 secured by a multi-family property, one loan totaling $99,000 secured by nonresidential property and a $2,000 non-mortgage loan. REO at December 31, 1997 included six one- to four-unit properties of $627,000, two multi-family properties totaling $378,000 and one parcel of land having a book value of $139,000. At December 31, 1997 three of the one- to four-unit REO properties and one multi-family REO property were in escrow. All sales closed escrow after year end. At February
28, 1998 total REO had been reduced to $682,000.

NONINTEREST INCOME

Noninterest income increased by $492,000, or 134.06%, to $859,000 for the year ended December 31, 1997, from $367,000 for the same period a year ago. The increase is due to a number of offsetting factors. Service charges increased by $113,000, to $414,000 during 1997, as compared the same period a year ago. The increase resulted primarily from an increase in fees relating to lending operations, an increase in fees charged on various savings products and a greater number of checking accounts at December 31, 1997 as compared to December 31, 1996, resulting in more fees earned. Gain on sale of mortgage loans increased $95,000, from $28,000 in 1996 to $123,000 in 1997 due to an increase in loans sold during the year. Gain on sale of office properties and equipment totaled $272,000 during 1997, as compared to zero during the same period in 1996. This gain resulted from the sale of property previously used as Broadway Federal's corporate office and main savings branch, which was destroyed during the 1992 Los Angeles civil disturbance.

NONINTEREST EXPENSE

Noninterest expense decreased by $737,000, or 13.39%, to $4.8 million for the year ended December 31, 1997, from $5.5 million for the same period a year ago. The decrease in noninterest expense was primarily due to decreases in federal insurance premiums, write-downs, expenses and write-offs related to the operation and sale of REO, a decrease in loss on the sale of mortgage-backed securities and a decrease in operational losses, offset by increases in compensation and benefits and occupancy expense. Federal deposit insurance premiums decreased by $788,000 due to an insurance rate reduction and a one-time assessment fee imposed by the FDIC in 1996. Write-downs, expenses and write-offs related to the operation and sale of REO decreased $244,000, from $374,000 in 1996 to $130,000 for the same period in 1997. The higher 1996 loss was the result of a direct write-off to reduce the carrying amount of REO to the fair market value of the real estate. During 1996 the Company incurred an $84,000 loss on the sale of mortgage-backed securities. No Securities were sold in 1997.

Compensation and benefits increased by $325,000 for the year ended December 31, 1997, as compared to the same period a year ago. The increase results from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $52,000, to $955,000 for the year ended December 31, 1997, as compared to the same period a year ago. The increases were primarily due to increases in computer expenses, repair and maintenance costs, equipment rental expenses and property taxes on office buildings. Operational expense, which includes bad debt write-offs and the portion of savings losses in excess of insurance proceeds, decreased $21,000, to $100,000 for the year ended December 31, 1997, as compared to the same period a year ago. The decrease primarily resulted from higher losses incurred in 1996 from checking account overdrafts.

INCOME TAXES

Income taxes increased from an income tax benefit of $179,000 for the year ended December 31, 1996, to an expense of $403,000 for 1997. The increase in income taxes was the result of higher earnings before income taxes during 1997, as compared to a loss before income taxes in 1996.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

Total assets at December 31, 1997 were $125.1 million compared to $117.1 million at December 31, 1996, an increase of $8.0 million, or 6.84%. Net loans receivable increased $7.4 million to $103.7 million at the year ended December 31, 1997, as compared to $96.3 million at December 31, 1996. The increase in net loans resulted from $14.1 million in loan originations and $7.9 million in loan purchases, offset primarily by $9.2 million in principal repayments, $1.7 million in loans transferred to foreclosure and $3.8 million in loans sold during the year. Loans held for sale at December 31, 1997 totaled $222,000, and no loans were classified as held for sale at December 31, 1996. Office properties and equipment increased from $2.0 million at December 31, 1996 to $4.0 million at December 31, 1997, primarily as a result of the purchase of a $1.6 million office building located at 4800 Wilshire Boulevard, Los Angeles, and renovation costs incurred at the Bank's branch and loan facility located in the City of Inglewood. The new Wilshire Boulevard facility, which includes a new savings branch, was acquired to replace the Bank's administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. The Company began to occupy the new facility in March 1998.

Total liabilities at December 31, 1997 were $111.7 million compared to $103.5 million at December 31, 1996. The $8.2 million increase is primarily attributable to a $7.9 million increase in savings deposits which were used to fund the increase in total assets.

Total capital at December 31, 1997 was $13.4 million as compared to $13.6 million at December 31, 1996, representing a decrease of $205,000. Capital decreased due to a $318,000 increase in Treasury stock, the retirement of $359,000 in Preferred stock and the payment of $212,000 in dividends during the year. This decrease was offset by increases of $559,000 in net earnings for the year and a $121,000 Employee Stock Ownership plan ("ESOP") repayment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 14.40% and 14.18% for the years ended December 31, 1997 and 1996, respectively. The realitively high liquidity ratio results from the fact that Conversion proceeds, which the Company has not yet invested into Bank loans, are held as investments in treasury securities and federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

The Company has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At December
31, 1997 and 1996 there were no advances outstanding from the FHLB. During the years ended December 31, 1997 and 1996 Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. These advances were repaid prior to year end, since such borrowings were more costly to Broadway Federal than its primary sources of liquidity. Other sources of liquidity include investment securities maturing within one year.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $1.2 million and $475,000 for the years ended December 31, 1997 and 1996, respectively. Loans originated for sale, net of refinances, totaled $3.9 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively. Proceeds from the sale of loans receivable held for sale totaled $3.8 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively. Net cash used in investing activities consists primarily of disbursements for loan originations and purchases of loans and investments, offset by principal collections on loans and proceeds from the sale, maturity or redemption of investments. Disbursements on loans originated and purchased were $18.3 million and $16.6 million for the years ended December 31, 1997 and 1996, respectively. Proceeds from the sale, maturity or redemption and principal payments of mortgage-backed and investment securities were $6.0 million and $7.3 million for the years ended December 31, 1997 and 1996, respectively. Capital expenditures for office properties and equipment for the years ended December 31, 1997 and 1996 totaled $2.3 million and $1.2 million, respectively. Net cash provided by financing activities includes 1996 proceeds from the sale of Common Stock and an increase or decrease in deposit accounts. The net increase in savings deposits for the year totaled $7.9 million, or 7.72%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include the fair value of such compensation and certain other disclosures. The fair value disclosures required by SFAS No. 123 must be adopted for fiscal years beginning after December 15, 1995. In connection with the Conversion of the Company's principal subsidiary from mutual-to-stock form, the Board of Directors of the Company has adopted certain stock-based compensation plans. Stockholder approval of the plans was obtained at the Company's Annual Meeting held on July 3, 1996. The Company will account for such plans under APB Opinion 25 and make the appropriate disclosures required under SFAS No.
123. The Company does not believe that such adoption and accounting has any adverse impact on its financial condition or results of operations.

On January 1, 1997, the Company adopted the Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and establishes guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS No. 125 requires that servicing assets and liabilities be recorded at fair value at the time loans are sold or securitized. The Statement also requires that servicing assets be evaluated for impairment by risk characteristics and be carried at the lower of capitalized cost or fair value. Adoption of SFAS NO. 125 had no material effect on the Company's financial position at December 31, 1997 or results of operations or cash flows for the year then ended.

EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principals Board Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The Company adopted SFAS No. 128 effective December 31, 1997. Adoption had no impact on the basic EPS computation. The EPS-assuming dilution computation was impacted only by stock-based employee compensation. All EPS amounts for all periods presented, where appropriate, restated, to conform to the SFAS No. 128 requirements.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosure of total comprehensive income is required in interim period financial statements. The Company does not believe that such adoption has any adverse impact on its financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

See Index to Financial Statements of Broadway Financial Corporation on Page 53 and the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders (the "Company's 1998 Proxy Statement")

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requied by this Item is incorporated herin by reference to the Company's 1998 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
         (a) EXHIBITS



EXHIBIT
NUMBER
-------


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

10.4      Broadway Financial Corporation Recognition and Retention Plan for
          Outside Directors

10.5      Broadway Financial Corporation Performance Equity Program for
          Officers and Directors

10.6      Broadway Financial Corporation Stock Option Plan for Outside
          Directors

10.7      Broadway Financial Corporation Long Term Incentive Plan

21.1      Subsidiaries of the Company (Exhibit 21.1 to Amendment No. 1 to
          Registration Statement on Form S-1, No. 33-96814, filed by the
          Registrant on November 6, 1995)

23.0      Consent of Ernst & Young, LLP

27.1      Financial Data Schedule


-------------------------------------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

(b) REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed for the three months ended December 31, 1997. Form 8-K was filed on January 8, 1998 disclosing in Item 5, "Other Events", that on December 30, 1997, the Registrant issued 32,613 of its common shares in exchange for a portion of its Series A Preferred Stock.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BROADWAY FINANCIAL CORPORATION


                                      By:  /s/ Paul C. Hudson
                                         -------------------------------------
                                         Paul C. Hudson
                                         CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:  March 29, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

       /s/ Paul C. Hudson             Date:  March 29, 1998
----------------------------------
         Paul C. Hudson
Chief Executive Officer, President
          and Director
  (Principal Executive Officer)


        /s/ Bob Adkins                Date:  March 29, 1998
----------------------------------
           Bob Adkins
     Chief Financial Officer
  (Principal Financial Officer)
  (Principal Accounting Officer)


      /s/ Elbert T. Hudson            Date:  March 29, 1998
----------------------------------
        Elbert T. Hudson
     Chairman of the Board


        /s/ Kellogg Chan              Date:  March 29, 1998
----------------------------------
          Kellogg Chan
            Director


     /s/ Dr. Willis K. Duffy          Date:  March 29, 1998
----------------------------------
        Dr. Willis K. Duffy
             Director

          /s/ Rosa M. Hill             Date:  March 29, 1998
----------------------------------
            Rosa M. Hill
              Director


       /s/ A. Odell Maddox            Date:  March 29, 1998
----------------------------------
         A. Odell Maddox
            Director


      /s/ Lyle A. Marshall            Date:  March 29, 1998
----------------------------------
         Lyle A. Marshall
            Director


      /s/ Larkin Teasley              Date:  March 29, 1998
----------------------------------
         Larkin Teasley
            Director


      /s/ Daniel A. Medina            Date:  March 29, 1998
----------------------------------
        Daniel A. Medina
           Director

                                        INDEX TO FINANCIAL STATEMENTS
                                      OF BROADWAY FINANCIAL CORPORATION

                                                                                              PAGE
                                                                                              ----
Report of Independent Auditors .............................................................   F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996................................   F-2

Consolidated Statements of Operations for years ended December 31, 1997 and 1996............   F-3

Consolidated Statements of Stockholders' Equity for years ended December 31, 1997 and 1996..   F-4

Consolidated Statements of Cash Flows for years ended December 31, 1997 and 1996............   F-5

Notes to Consolidated Financial Statements..................................................   F-7


                       Consolidated Financial Statements

                        Broadway Financial Corporation
                                and Subsidiary

                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                      WITH REPORT OF INDEPENDENT AUDITORS

                        Report of Independent Auditors

The Shareholders and Board of Directors
Broadway Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information included in Note 20 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the consolidated financial statements taken as a whole.

March 11, 1998
Los Angeles, California

                 Broadway Financial Corporation and Subsidiary

                          Consolidated Balance Sheets

                                                                DECEMBER 31
                                                             1997          1996
                                                      -------------------------------
ASSETS
Cash and cash equivalents                             $    4,831,000   $    5,180,000
Investment securities held to maturity                     9,207,000       10,371,000
Loans receivable, net                                    103,689,000       96,260,000
Loans receivable held for sale, at lower of cost or
  fair value                                                 222,000                -
Accrued interest receivable                                  834,000          733,000
Real estate acquired through foreclosure, net              1,144,000          933,000
Investment in capital stock of Federal Home
  Loan Bank, at cost                                         931,000          876,000
Office properties and equipment, net                       3,995,000        2,052,000
Income tax receivable                                              -          426,000
Other assets                                                 263,000          265,000
                                                      -------------------------------
                                                      $  125,116,000   $  117,096,000
                                                      -------------------------------
                                                      -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $  109,867,000   $  101,994,000
Advance payments by borrowers for taxes and insurance        199,000          161,000
Deferred income taxes                                        463,000          452,000
Other liabilities                                          1,148,000          845,000
                                                      -------------------------------
Total liabilities                                        111,677,000      103,452,000

Commitments and contingent liabilities                             -                -

Stockholders' equity:
  Preferred nonconvertible, noncumulative, and
    nonvoting stock, $.01 par value, authorized
    1,000,000 shares; issued and outstanding 55,199
    and 91,073 shares at December 31, 1997 and 1996,
    respectively                                               1,000            1,000
  Common stock, $.01 par value, authorized 3,000,000
    shares; issued and outstanding 863,447 and 892,688
    shares at December 31, 1997 and 1996, respectively         9,000            9,000
  Additional paid-in capital                               8,820,000        9,117,000
  Retained earnings - substantially restricted             5,427,000        5,080,000
  Treasury stock - 29,241 shares, at cost                   (318,000)               -
  Unearned ESOP shares                                      (500,000)        (563,000)
                                                      -------------------------------
Total stockholders' equity                                13,439,000       13,644,000
                                                      -------------------------------
Total liabilities and stockholders' equity            $  125,116,000   $  117,096,000
                                                      -------------------------------
                                                      -------------------------------

SEE ACCOMPANYING NOTES.

                 Broadway Financial Corporation and Subsidiary

                     Consolidated Statements of Operations

                                                          YEAR ENDED DECEMBER 31
                                                           1997            1996
                                                      -----------------------------
Interest on loans receivable                          $  8,354,000     $  7,878,000
Interest on investment securities                          566,000          666,000
Interest on mortgage-backed securities                     141,000          153,000
Other interest income                                       59,000           50,000
                                                      -----------------------------
Total interest income                                    9,120,000        8,747,000

Interest on savings and interest bearing demand
  deposits                                               3,966,000        3,476,000
Interest on borrowings                                      19,000            5,000
                                                      -----------------------------
Total interest expense                                   3,985,000        3,481,000

Net interest income                                      5,135,000        5,266,000
Provision for loan losses                                  266,000          586,000
                                                      -----------------------------
Net interest income after provision for loan losses      4,869,000        4,680,000

Noninterest income:
  Service charges                                          414,000          301,000
  Gain on sale of mortgage loans                           123,000           28,000
  Gain on sale of office properties and equipment          272,000                -
  Other noninterest income                                  50,000           38,000
                                                      -----------------------------
                                                           859,000          367,000
                                                      -----------------------------
Noninterest expense:
  Compensation and benefits                              2,474,000        2,149,000
  Occupancy expense, net                                   955,000          903,000
  Advertising and promotional expense                      163,000          185,000
  Professional services                                     64,000           48,000
  Federal insurance premiums                                86,000          874,000
  Insurance bond premiums                                   98,000          105,000
  Real estate operations, net                              130,000          374,000
  Loss on sale of mortgage-backed securities
   available for sale                                            -           84,000
  Contracted security services                             128,000           94,000
  Net operational losses                                   100,000          121,000
  Other noninterest expense                                568,000          566,000
                                                      -----------------------------
                                                         4,766,000        5,503,000
                                                      -----------------------------
Earnings (loss) before income taxes                        962,000         (456,000)
Income taxes (benefit)                                     403,000         (179,000)
                                                      -----------------------------
Net earnings (loss)                                   $    559,000      $  (277,000)
                                                      -----------------------------
                                                      -----------------------------

Earnings (loss) per share                             $         0.61    $     (0.36)
                                                      -----------------------------
                                                      -----------------------------
Earnings (loss) per share - assuming dilution         $         0.60    $     (0.36)
                                                      -----------------------------
                                                      -----------------------------


SEE ACCOMPANYING NOTES.

                 Broadway Financial Corporation and Subsidiary

                Consolidated Statements of Stockholders' Equity

                                                                 Additional                                         Total
                                               Preferred  Common  Paid-in    Retained     Unearned    Treasury  Stockholders'
                                                 Stock    Stock   Capital    Earnings       ESOP       Stock      Equity
                                               ------------------------------------------------------------------------------
Balance at December 31, 1995                   $     -   $     - $         - $ 5,581,000  $       -   $           $ 5,581,000
  Preferred stock issuance                       1,000         -     910,000           -          -           -       911,000
  Common stock issuance                              -     9,000   8,157,000           -          -           -     8,166,000
  Dividends paid - 5% preferred stock;
    2% common stock                                  -         -           -    (224,000)         -           -      (224,000)
  Net loss for the year ended December 31,
    1996                                             -         -           -    (277,000)         -           -      (277,000)
  Unearned Employee Stock Ownership Plan             -         -           -           -   (625,000)          -      (625,000)
  Employee Stock Ownership Plan payments             -         -      50,000           -     62,000           -       112,000
                                               ------------------------------------------------------------------------------
Balance, at December 31, 1996                    1,000     9,000   9,117,000   5,080,000   (563,000)          -    13,644,000
  Treasury stock acquired for Stock
    programs and preferred stock exchange            -         -           -           -          -    (673,000)     (673,000)
  Preferred stock exchanged for common stock         -         -    (355,000)          -          -     355,000             -
  Dividends paid - 5% preferred stock;
    2% common stock                                  -         -           -    (212,000)         -           -      (212,000)
  Net earnings for the year ended December 31,
    1997                                             -         -           -     559,000          -           -       559,000
  Employee Stock Ownership Plan payments             -         -      58,000           -     63,000           -       121,000
                                               ------------------------------------------------------------------------------
Balance at December 31, 1997                   $ 1,000   $ 9,000 $ 8,820,000 $ 5,427,000 $ (500,000) $ (318,000) $ 13,439,000
                                               ------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                 Broadway Financial Corporation and Subsidiary

                     Consolidated Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                                 1997          1996
                                                          ------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                       $     559,000    $    (277,000)
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
    Depreciation                                                164,000          226,000
    Amortization of net deferred loan origination fees          (42,000)          48,000
    Amortization of discounts and premiums on securities        170,000           (7,000)
    Federal Home Loan Bank stock dividends                      (55,000)         (49,000)
    Provision for loan losses                                   266,000          586,000
    Provision for write-downs and losses on real estate          60,000          283,000
    Gain on sale of office properties and equipment            (272,000)               -
    Gain on sale of real estate owned                           (18,000)         (40,000)
    Gain on sale of loans receivable held for sale             (123,000)         (28,000)
    Loans originated for sale, net of refinances             (3,912,000)      (2,726,000)
    Proceeds from sale of loans receivable held for sale      3,813,000        2,698,000
    Loss on sale of mortgage-backed securities                        -           84,000
    Gain on sale of mortgage-backed securities                        -           (7,000)
    Changes in operating assets and liabilities:
      Accrued interest receivable                              (101,000)         (59,000)
      Income tax receivable                                     426,000         (335,000)
      Deferred income tax liability                              11,000         (187,000)
      Other assets                                                2,000          252,000
      Other liabilities                                         235,000           14,000
      Other                                                           -           (1,000)
                                                          ------------------------------
Total adjustments                                               624,000          752,000
                                                          ------------------------------
Net cash provided by operating activities                     1,183,000          475,000

INVESTING ACTIVITIES
Loans originated, net of refinances                         (10,372,000)     (14,573,000)
Loans purchased                                              (7,923,000)      (2,001,000)
Principal repayment on loans                                  9,224,000        8,123,000
Principal repayment on mortgage-backed securities                     -          383,000
Proceeds from sale of mortgage-backed securities                      -        3,933,000
Purchases of investment securities held to maturity          (5,004,000)      (7,946,000)
Proceeds from sale of office properties and
  equipment                                                     456,000                -
Purchase of mortgage-backed securities available
  for sale                                                            -       (4,315,000)
Proceeds from maturities of investment securities
  held to maturity                                            5,998,000        3,000,000
Capital expenditures for office properties and
  equipment                                                  (2,291,000)      (1,176,000)
Proceeds from sale of real estate acquired
  through foreclosure                                         1,233,000        1,728,000
                                                          ------------------------------
Net cash used in investing activities                        (8,679,000)     (12,844,000)


                 Broadway Financial Corporation and Subsidiary

                                                               YEAR ENDED DECEMBER 31
                                                                 1997          1996
                                                          ------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                       $  7,873,000     $  (8,510,000)
Preferred stock issued                                               -           911,000
Common stock subscribed                                              -         8,166,000
Dividends declared                                            (212,000)         (224,000)
Unearned Employee Stock Ownership Plan                               -          (625,000)
Employee Stock Ownership Plan payments                         121,000           112,000
Treasury stock acquired                                       (673,000)                -
Increase (decrease) in advances by borrowers
 for taxes and insurance                                        38,000           (42,000)
                                                          ------------------------------
Net cash provided by (used in) financing activities          7,147,000          (212,000)
                                                          ------------------------------
Net decrease in cash and cash equivalents                     (349,000)      (12,581,000)

Cash and cash equivalents at beginning of year               5,180,000        17,761,000
                                                          ------------------------------
Cash and cash equivalents at end of year                  $  4,831,000     $   5,180,000
                                                          ------------------------------
                                                          ------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                    $  4,000,000     $   3,543,000
                                                          ------------------------------
                                                          ------------------------------
Cash paid for income taxes                                $      2,500     $     371,000
                                                          ------------------------------
                                                          ------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
Additions to real estate acquired through
  foreclosure                                             $  1,710,000     $   1,163,000
Loans to facilitate the sale of real estate
  acquired through foreclosure                                       -         1,000,000
Common stock exchanged for preferred stock                    (359,000)                -


SEE ACCOMPANYING NOTES.

                 Broadway Financial Corporation and Subsidiary

                  Notes to Consolidated Financial Statements

                              December 31, 1997


1. CONVERSION

Broadway Financial Corporation (the Company) is a Delaware corporation organized for the purpose of acquiring all the capital stock of Broadway Federal Bank, f.s.b. (Broadway Federal or the Bank) in connection with a mutual to stock charter conversion effective November 13, 1995. At the completion of the plan of conversion and the capitalization of the Company, Broadway Federal became a wholly owned subsidiary of the Company on January 8, 1996. Prior to the completion of the conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature (see Note 16 - Conversion to Capital Stock Form of Ownership).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 1997, Broadway Federal operated four retail banking offices, including a loan center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the 1997 presentation.

ASSETS HELD TO MATURITY

Investment securities and loans, excluding those held as available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends, and has the ability, to hold them to their maturities.

Premiums and discounts on investment securities and loans are amortized utilizing the interest method over the contractual terms of the assets.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are recorded in the consolidated balance sheets at the unpaid principal, adjusted for the allowance for loan losses, loans in process and net deferred loan fees or costs. Interest on loans receivable is accrued monthly as earned, except for loans delinquent for 90 days or more which are placed on nonaccrual status. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment.

The allowance for loan losses is maintained at an amount management considers adequate to cover estimable and probable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of factors, including current economic trends, industry experience, historical loss experience, the borrowers' ability to repay and repayment performance, probability of foreclosure, estimated collateral values and management's assessment of credit risk inherent in the portfolio. Loans which are deemed uncollectible are charged off against the allowance for loan losses. The provision for loan losses and

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions.

A loan is considered impaired when, based on current circumstances and events, it is probable that Broadway Federal will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans are evaluated for impairment as part of the Bank's normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate,
(2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, Broadway Federal measures impairment for all collateral dependent loans at the fair value of the collateral.

LOANS HELD FOR SALE

Broadway Federal identifies those loans for which, at the time of origination or acquisition, it does not have the positive intent or ability to hold to maturity. Loans that are to be held for indefinite periods of time or not intended to be held to maturity are classified as held for sale. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on prevailing market rates of similar loans. Loans held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

LOAN SALES AND SERVICING

Broadway Federal from time to time sells mortgage loans and loan participations from current originations or portfolios previously identified as held for sale for cash proceeds equal to the principal amount of loans or participations with yield rates to the investor based upon the current market rate. Typically, Broadway Federal will retain the servicing rights associated with loans sold. Gain or loss is recognized and premium or discount is

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOAN SALES AND SERVICING (CONTINUED)

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

On January 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and establishes guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS No. 125 requires that servicing assets and liabilities be recorded at fair value at the time loans are sold or securitized. The Statement also requires that servicing assets be evaluated for impairment by risk characteristics and be carried at the lower of capitalized cost or fair value. Adoption of SFAS No. 125 had no material impact on the Company's financial position at December 31, 1997 or results of operations or cash flows for the year then ended.

LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure represents real estate received in satisfaction of real estate and commercial loans and is recorded at the lower of carrying value or estimated fair value of the real estate, less costs of disposition. An allowance for loss is provided when any subsequent decline in value occurs. Income recognition on the sale of

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

real estate acquired through foreclosure is dependent upon the terms of the sale. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recorded in current operations.

OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are stated at historical cost, less accumulated depreciation. Depreciation and amortization of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

INCOME TAXES

Deferred income tax expense (benefit) is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128), which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards.

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS (or EPS - assuming dilution) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted SFAS No. 128 effective December 31, 1997. Adoption had no impact on the basic EPS computation. The EPS - assuming dilution computation was impacted only by stock-based employee compensation. All EPS amounts for all periods have been presented, and where appropriate, restated, to conform to the SFAS No. 128 requirements.

RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with Broadway Federal's financial instruments is concentrated in its loan portfolio. Broadway Federal has established a system for monitoring the level of credit risk in its loan portfolio.

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

INTEREST RATE RISK

Broadway Federal is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The majority of Broadway Federal's loans reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag market interest rates. Broadway Federal closely monitors the pricing sensitivity of its financial instruments.

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EMPLOYEE STOCK OWNERSHIP PLAN

In 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting to Employee Stock Ownership Plans" (SOP 93-6). SOP 93-6 provides guidance for accounting for these plans. SOP 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP 93-6 requires that a leveraged ESOP, funded with an employer loan, be reflected as a reduction to equity and that the related interest income and expense not be recorded. The application of SOP 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations would result in an offsetting adjustment to paid-in capital. During 1997 and 1996, the changes in the fair value of the Company's common stock did not result in material fluctuations in compensation expense and paid-in capital.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity

                 Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (CONTINUED)

section of the balance sheet. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosure of total comprehensive income is required in interim period financial statements. The Company expects its adoption of SFAS No. 130 to have no material impact on its financial statement presentation.

3. INVESTMENT SECURITIES

At December 31, 1997 and 1996, all of the Company's securities are classified as held to maturity based on the Bank's intent and ability to hold the securities to maturity. At December 31, 1997 and 1996, the Company held investment securities with a carrying value of $9,207,000 and $10,371,000, respectively.

The following table provides a summary of investment securities held to maturity with a comparison of carrying and fair values:


                                                         GROSS           GROSS
                                       CARRYING        UNREALIZED      UNREALIZED      FAIR
                                        VALUE             GAIN            LOSS         VALUE
                                     ---------------------------------------------------------
December 31, 1997:
  Mortgage-backed securities         $  3,208,000      $  29,000      $       -   $  3,237,000
  FHLMC debenture                       1,000,000              -              -      1,000,000
  FHLB debentures                       4,000,000              -         16,000      3,984,000
  U.S. Treasury notes                     999,000              -              -        999,000
                                     ---------------------------------------------------------
                                     $  9,207,000      $  29,000      $  16,000   $  9,220,000
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------

                 Broadway Financial Corporation and Subsidiary

3. INVESTMENT SECURITIES (CONTINUED)


                                                         GROSS           GROSS
                                       CARRYING        UNREALIZED      UNREALIZED      FAIR
                                        VALUE             GAIN            LOSS         VALUE
                                     ---------------------------------------------------------
December 31, 1996:
  Mortgage-backed securities         $     425,000     $      -       $   8,000   $    417,000
  SLMA bonds                             1,500,000        2,000                      1,502,000
  FNC/FNMA discount notes                2,442,000            -               -      2,442,000
  U.S. Treasury bills                       10,000            -               -         10,000
  FHLB debentures                        4,000,000            -          29,000      3,971,000
  U.S. Treasury notes                    1,994,000        5,000               -      1,999,000
                                     ---------------------------------------------------------
                                     $  10,371,000     $  7,000       $  37,000   $ 10,341,000
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------


The remaining contractual principal maturities for investment securities at December 31, 1997, are as follows:

                                                       CONTRACTUAL MATURITY
                                     -------------------------------------------------------
                                                     AFTER
                                       WITHIN      1 THROUGH       AFTER
                                      1 YEAR        5 YEARS       5 YEARS          TOTAL
                                     -------------------------------------------------------
December 31, 1997:
  Mortgage-backed securities         $        -   $   347,000    $  2,861,000   $  3,208,000
  FHLMC debenture                             -     1,000,000               -      1,000,000
  FHLB debentures                             -     4,000,000               -      4,000,000
  U.S. Treasury notes                   999,000             -               -        999,000
                                     -------------------------------------------------------
                                     $  999,000   $  5,347,000   $  2,861,000   $  9,207,000
                                     -------------------------------------------------------
                                     -------------------------------------------------------


At December 31, 1997 and 1996, the Company had accrued interest receivable on investment securities of $139,000 and $117,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

During the years ended December 31, 1997 and 1996, the Company sold no held to maturity investment securities.

                 Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net:

                                                             DECEMBER 31
                                                         1997          1996
                                                    ----------------------------
Held to maturity:
  Real estate:
    Residential:
      One to four units                             $  54,680,000  $  50,671,000
      Five or more units                               31,588,000     29,573,000
    Construction loans                                    446,000        226,000
    Nonresidential                                     16,671,000     16,449,000
  Loans secured by deposit accounts                     1,862,000      1,428,000
  Other                                                   445,000         83,000
                                                    ----------------------------
                                                      105,692,000     98,430,000

  Plus:
    Premium on loans purchased                             71,000              -

  Less:
    Loans in process                                      143,000        130,000
    Allowance for loan losses                           1,054,000      1,174,000
    Deferred loan fees, net                               820,000        812,000
    Unamortized discounts                                  57,000         54,000
                                                    ----------------------------
  Loans receivable held to maturity, net              103,689,000     96,260,000

  Held for sale - residential real estate,
    one to four units                                     222,000              -
                                                    ----------------------------
                                                   $  103,911,000  $  96,260,000
                                                    ----------------------------
                                                    ----------------------------
  Weighted average interest rate                          8.13%          8.21%
                                                    ----------------------------
                                                    ----------------------------


                 Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET (CONTINUED)

Activity in the allowance for loan losses is summarized as follows:

                                                            DECEMBER 31
                                                        1997            1996
                                                    ----------------------------
    Balance at beginning of year                    $  1,174,000     $  896,000
    Provision for loan losses                            266,000        586,000
    Charge-offs                                         (386,000)      (308,000)
                                                    ----------------------------
    Balance at end of year                          $  1,054,000   $  1,174,000
                                                    ----------------------------
                                                    ----------------------------

Broadway Federal's loan portfolio yielded a weighted average interest rate of 8.13% and 8.21% at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, Broadway Federal had accrued interest receivable on loans of $695,000 and $616,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

Broadway Federal serviced loans for others totaling $8.2 million and $7.5 million at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, Broadway Federal had loans to senior officers and directors amounting to $224,000 and $229,000, respectively.

The following is a summary of Broadway Federal's nonaccrual loans at December 31, 1997 and 1996:

                                                         1997          1996
                                                    ----------------------------
    Residential real estate                         $  919,000     $  1,848,000
    Other                                                2,000           26,000
                                                    ----------------------------
    Total nonaccrual loans                          $  921,000     $  1,874,000
                                                    ----------------------------
                                                    ----------------------------

The Bank had no accruing loans which are contractually past due 90 days or more or restructured loans at December 31, 1997 and 1996.

                 Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET (CONTINUED)

The gross amount of interest income that would have been recorded during the years ended December 31, 1997 and 1996, if nonaccrual loans had been current in accordance with their original terms, was $71,000 and $147,000, respectively. For the years ended December 31, 1997 and 1996, $28,000 and $68,000, respectively, was actually received on nonaccrual loans and is included in interest income on loans in the accompanying consolidated statements of operations. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are on nonaccrual at December 31, 1997 and 1996.

At December 31, 1997 and 1996, the total recorded investment in impaired loans was approximately $1.8 million and $2.0 million, respectively. Of these amounts, $443,000 and $770,000 had a related impairment allowance totaling $239,000 and $97,000 at December 31, 1997 and 1996, respectively. Provisions for losses and any related recoveries related to impaired loans are recorded as part of the allowance for loan losses. During the years ended December 31, 1997 and 1996, Broadway Federal's average investment in impaired loans was $1.4 million and $2.1 million, respectively, and interest income recorded on impaired loans during these periods totaled $150,000 and $176,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 1997, all impaired loans were measured using the fair value of the loans' collateral.

The table below identifies Broadway Federal's impaired loans by loan type at December 31, 1997 and 1996:

                                                         1997          1996
                                                    ----------------------------
    One to four units                                 $  230,000     $  474,000
    Five or more units                                 1,531,000      1,519,000
                                                    ----------------------------
                                                    $  1,761,000   $  1,993,000
                                                    ----------------------------
                                                    ----------------------------

CREDIT RISK AND CONCENTRATION

Substantially all of Broadway Federal's real estate loans are secured by properties located in Southern California. At December 31, 1997 and 1996, approximately 82% of the real estate portfolio consisted of loans secured by residential real estate. In addition, approximately 16% of the loan portfolio at December 31, 1997 and 1996, was secured by

                 Broadway Financial Corporation and Subsidiary

4. LOANS RECEIVABLE, NET (CONTINUED)

CREDIT RISK AND CONCENTRATION (CONTINUED)

nonresidential real estate. Loans secured by church real estate represented 70% and 71% of nonresidential real estate loans at December 31, 1997 and 1996, respectively.

5. REAL ESTATE ACQUIRED THROUGH FORECLOSURE, NET

The following is a summary of real estate acquired through foreclosure, net:

                                                         1997          1996
                                                    ----------------------------
    Real estate acquired through foreclosure        $  1,271,000   $  1,114,000
    Less: valuation allowance                            127,000        181,000
                                                    ----------------------------
    Real estate acquired through foreclosure, net   $  1,144,000     $  933,000
                                                    ----------------------------
                                                    ----------------------------



Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 1997 and 1996, is summarized as follows:

                                                         1997          1996
                                                    ----------------------------
   Balance at beginning of year                     $  181,000     $  218,000
   Provision for losses                                 60,000        283,000
   Charge-offs                                        (114,000)      (320,000)
                                                    ----------------------------
   Balance at end of year                           $  127,000     $  181,000
                                                    ----------------------------
                                                    ----------------------------

Real estate operations, net, are summarized as follows:

                                                         1997          1996
                                                    ----------------------------
Net loss from operations of foreclosed
  real estate                                       $  (99,000)    $  (144,000)
Net gain on sales of foreclosed real estate             29,000          53,000
                                                    ----------------------------
                                                       (70,000)        (91,000)
Provision for losses                                   (60,000)       (283,000)
                                                    ----------------------------
Real estate operations, net                         $ (130,000)    $  (374,000)
                                                    ----------------------------
                                                    ----------------------------

                 Broadway Financial Corporation and Subsidiary

6. INVESTMENT IN CAPITAL STOCK OF THE FHLB

As a member of the Federal Home Loan Bank (FHLB) System, Broadway Federal is required to own capital stock in FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB. Broadway Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 and 1996, of $931,000 and $876,000, respectively.

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consist of the following:

                                                         1997          1996
                                                    ----------------------------
Land                                                $  1,918,000   $   877,000
Office buildings and improvements                      1,923,000     1,000,000
Furniture, fixtures and equipment                      1,402,000     1,295,000
                                                    ----------------------------
                                                       5,243,000     3,172,000
Less accumulated depreciation                         (1,248,000)   (1,120,000)
                                                    ----------------------------
Office properties and equipment, net                $  3,995,000   $ 2,052,000
                                                    ----------------------------
                                                    ----------------------------

                 Broadway Financial Corporation and Subsidiary

8. SAVINGS DEPOSITS

A summary of deposits by type of account and interest rate at December 31 is as follows:


                                                         1997                          1996
                                                --------------------------------------------------------
                                                  RATE*        AMOUNT          RATE*         AMOUNT
                                                --------------------------------------------------------
Balance by account type:
  NOW account and other demand deposits            .58%    $   12,894,000         .62%     $ 11,325,000
  Passbook                                        2.00         28,118,000        2.00        30,024,000


  Variable-rate time deposits:
    3 months                                      3.79%         2,093,000        3.75         1,448,000
    18 months                                     5.00            988,000        5.20         1,039,000
Fixed index                                       5.35         44,785,000        5.32        45,104,000
Negotiable time deposits ($100,000 or more)       5.12         16,767,000        4.66         9,599,000
Money market deposits                             2.24          4,222,000        2.24         3,455,000
                                                           --------------                ---------------
                                                           $  109,867,000                $  101,994,000
                                                           --------------                ---------------
                                                           --------------                ---------------


*Weighted average interest rate.

The overall weighted average interest rate on deposits was 3.74% and 3.60% at December 31, 1997 and 1996, respectively.

Savings deposit maturities at December 31, 1997, are summarized as follows:


                       MATURITY                                                 AMOUNT
                       --------                                            --------------
                       No stated maturity                                  $   45,301,000
                       1998                                                    49,947,000
                       1999                                                    10,850,000
                       2000                                                     1,782,000
                       2001                                                     1,006,000
                       Thereafter                                                 981,000
                                                                           --------------
                                                                           $  109,867,000
                                                                           --------------
                                                                           --------------

                 Broadway Financial Corporation and Subsidiary

8. SAVINGS DEPOSITS (CONTINUED)

A tabulation of interest expense on deposits at December 31, 1997 and 1996, is as follows:

                                                         1997          1996
                                                    ----------------------------
NOW accounts and other demand deposits              $    634,000   $   676,000
Money market deposits                                     88,000        94,000
Time deposits                                          3,273,000     2,748,000
Penalty for early withdrawals                            (29,000)      (42,000)
                                                    ----------------------------
                                                    $  3,966,000   $ 3,476,000
                                                    ----------------------------
                                                    ----------------------------



At December 31, 1997 and 1996, the Company had accrued interest payable on deposits of $69,000 and $53,000, respectively, which is included in deposits in the accompanying consolidated balance sheets.

The Company had $1,215,000 in brokered deposits at December 31, 1997 and $247,000 at December 31, 1996.

9. FHLB ADVANCES

Pursuant to collateral agreements with the FHLB, advances are secured by 290 loans and 134 loans, representing $18.8 million and $9.2 million as of December 31, 1997 and 1996, respectively. The borrowing capacity with the FHLB approximates $16.3 million and $7.3 million as of December 31, 1997 and 1996, respectively. There were no borrowings outstanding with the FHLB as of December 31, 1997 and 1996.

                 Broadway Financial Corporation and Subsidiary

10. INCOME TAXES

The following is a summary of the provision for income tax expense (benefit):


                                                         1997          1996
                                                    ----------------------------
Current taxes:
  Federal income                                    $  319,000     $         -
  State franchise                                        3,000           3,000
                                                    ----------------------------
                                                       322,000           3,000
                                                    ----------------------------
Deferred taxes:
  Federal income                                        37,000         (67,000)
  State franchise                                       44,000        (115,000)
                                                    ----------------------------
                                                        81,000        (182,000)
                                                    ----------------------------
                                                    $  403,000     $  (179,000)
                                                    ----------------------------
                                                    ----------------------------


A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes follows:

                                                         1997          1996
                                                    ----------------------------
Computed expected federal taxes                     $  327,000     $  (155,000)
Increases (reductions) to taxes resulting from:
  California franchise tax (benefit), net of
    federal income tax (benefit)                        71,000         (34,000)
Other                                                    5,000          10,000
                                                    ----------------------------
                                                    $  403,000     $  (179,000)
                                                    ----------------------------
                                                    ----------------------------

In prior years, Broadway Federal had qualified under the provision of the Internal Revenue Code which allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions. Alternatively, Broadway Federal could deduct from taxable income as allowance for bad debts based upon the experience method. Under provisions of the Small Provision Job Protection Act of 1996, Broadway Federal lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, Broadway Federal may continue to maintain an allowance for bad debts based on the experience method, and its tax allowance for bad debts has been maintained under such method.

                 Broadway Financial Corporation and Subsidiary

10. INCOME TAXES (CONTINUED)

Retained earnings at December 31, 1997 and 1996, is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If, in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:


                                                         1997          1996
                                                    ----------------------------
Deferred tax assets:
  Loan valuation allowances deferred for tax        $  402,000     $  504,000
  Allowance for loss                                   151,000        120,000
  State franchise tax liability                              -         41,000
  REO                                                  116,000              -
  Other                                                 91,000         71,000
                                                    ----------------------------
Net deferred tax assets                                760,000        736,000
                                                    ----------------------------
Deferred tax liabilities:
  Basis difference on fixed assets                     454,000        456,000
  Deferred loan fees                                   366,000        334,000
  FHLB stock dividend                                  384,000        363,000
  Other                                                 19,000         35,000
                                                    ----------------------------
Total gross deferred tax liabilities                 1,223,000      1,188,000
                                                    ----------------------------
Net deferred tax liability                          $  463,000     $  452,000
                                                    ----------------------------
                                                    ----------------------------


Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax

                 Broadway Financial Corporation and Subsidiary

10. INCOME TAXES (CONTINUED)

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

11. EMPLOYEE BENEFIT PLANS

BROADWAY FEDERAL 401(k) PLAN

In 1995, Broadway Federal established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21-years of age and have been employed for a least one year prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their pretax annual salary with the Company matching up to 100 percent of the employee's contribution, not to exceed three percent of that employee's base salary. In 1997 and 1996, Broadway Federal's contribution amounted to $50,600 and $14,000, respectively.

STOCK PROGRAMS

In 1996, the stockholders of the Company ratified two stock programs, the Broadway Federal Bank, f.s.b. 1996 Performance Equity Program for Officers and Employees (the PEP) of Broadway Federal and its subsidiary and the Recognition and Retention Plan for Outside Directors (the RRP, and together with the PEP, the Stock Programs). During 1997, the names of the Stock Programs were amended to Broadway Financial Corporation Performance Equity Program for Officers and Employees, and Broadway Financial Corporation Recognition and Retention Plan for Outside Directors. The effective date of the Stock Programs was changed from December 1, 1995 to August 1, 1997. The Stock Programs are designed to encourage recipients of share awards to remain with the Company and to promote the Company's growth and profitability.

                 Broadway Financial Corporation and Subsidiary

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK PROGRAMS (CONTINUED)

The RRP is designed to recognize outside directors of experience and ability by providing such persons with a proprietary interest in the Company as compensation for their contributions to the Company and its affiliates and as an incentive to make such contributions. Under the RRP each Outside Director serving in such capacity as of the date of Conversion (February 9, 1996), is granted a "Fixed Award" of shares and a "Fixed Service Award" of shares. The shares awarded under the RRP will become vested at the rate of twenty percent (20%) annually commencing one year from the date of grant. For the RRP, an aggregate of 8,034 shares of common stock were acquired during 1997 for award pursuant to the plan and on September 17, 1997, the grant date, a total of 4,872 shares were granted to Outside Directors for the first time. At December 31, 1997, none of the shares granted are exercisable.

The PEP is designed to retain officers and employees of experience and ability by providing such persons with a proprietary interest in the Company as an additional incentive to perform in a superior manner. Under the PEP, all employees of the Company and its affiliates are eligible to receive both base and predetermined performance grants of shares. Performance grants are based upon achievement of specified performance goals. Base and performance grants awarded will become vested at the rate of twenty percent (20%) annually commencing one year from the date of grant. For the PEP, an aggregate of 18,747 shares of common stock were acquired during 1997 for award pursuant to the plan and on September 17, 1997, the grant date, a total of 15,998 shares were granted for the first time. As of December 31, 1997, none of the shares granted are exercisable.

                 Broadway Financial Corporation and Subsidiary

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK PROGRAMS (CONTINUED)


                                                                               STOCK PROGRAMS
                                              ----------------------------------------------------------------------------------
                                                        PEP                          RPP                         TOTAL
                                              ----------------------------------------------------------------------------------
                                               SHARES         PRICE*         SHARES         PRICE*        SHARES       PRICE
                                              ----------------------------------------------------------------------------------
Outstanding at January 1, 1997                      -             -             -            -              -             -
Granted                                        15,998         $  11         4,872        $  11         20,870         $  11
Exercised                                           -             -             -            -              -             -
Expired or canceled                                 -             -             -            -              -             -
                                              ----------------------------------------------------------------------------------
Outstanding at December 31, 1997               15,998         $  11         4,872        $  11         20,870         $  11
                                              ----------------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------------

*At date of grant.

EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion, an Employee Stock Ownership Plan (ESOP) was established for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 62,488 shares of the common stock of Broadway Financial Corporation issued in the Conversion. The loan will be repaid principally from the Broadway Federal's discretionary contributions to the ESOP, net of dividends paid, over a period of 10 years. At December 31, 1997 and 1996, the outstanding balance of the loan was $500,000 and $563,000, respectively, which is shown as Unearned ESOP in the equity section of the balance sheets.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant's completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of Broadway Federal or the Company, will not receive any benefit if such termination is prior to the participant's completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same

                 Broadway Financial Corporation and Subsidiary

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of Broadway Federal or the Company. Benefits are payable upon retirement, death or disability of the participant.

Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Broadway Federal's contributions related to the ESOP totaled $111,000 and $112,000 for the years ended December 31, 1997 and 1996, respectively, which is net of dividends of approximately $15,600 and $9,400, respectively.

Of the 62,488 ESOP shares purchased during the years ended December 31, 1997 and 1996, 8,102 and 6,249 shares, respectively, were allocated, leaving an unallocated balance of 48,137 and 56,239 shares at December 31, 1997 and 1996, respectively. The fair value of unallocated ESOP shares totaled $721,000 and $520,000 at December 31, 1997 and 1996, respectively.

STOCK OPTION PLANS

In 1996, the stockholders of the Company ratified two stock option plans, the Company's Long-Term Incentive Plan (the LTIP) and the 1996 Stock Option Plan for Outside Directors (the Stock Option Plan, and together with the LTIP, Stock Option Plans). During 1997, the effective date of the Stock Option Plan was changed from December 1, 1995 to August 1, 1997.

The LTIP is a nonqualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company's common stock at a fixed price and are exercisable for up to 10 years from the date of grant. Such options will become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. No options were granted under the LTIP during the year ended December 31, 1996. An aggregate of 62,488 options are available for issuance under the plan. On September 17, 1997, options to purchase 43,909 shares were granted. As of December 31, 1997, none of these options are exercisable.

                 Broadway Financial Corporation and Subsidiary

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and Broadway Federal by providing Outside Directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting nonemployee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to 10 years from the date of grant . No options were granted under the Stock Option Plan during the year ended December 31, 1996. An aggregate of 26,781 options are available for issuance under the plan. On September 17, 1997, options to purchase 17,264 shares were granted. As of December 31, 1997, none of these options are exercisable.

                                                            STOCK OPTION PLANS
                                      ----------------------------------------------------------------------------
                                                LTIP        STOCK OPTION PLAN                    TOTAL
                                      ----------------------------------------------------------------------------
                                                   EXERCISE                    EXERCISE
                                       SHARES       PRICE           SHARES       PRICE      SHARES     PRICE
                                      ----------------------------------------------------------------------------
Outstanding at January 1, 1997               -      $       -              -     $      -         -    $       -
Granted                                 43,909             11         17,264           11    61,173           11
Exercised                                    -              -              -            -         -            -
Expired or canceled                          -              -              -            -         -            -
                                      ----------------------------------------------------------------------------
Outstanding at December 31, 1997        43,909      $      11         17,264     $     11    61,173     $     11
                                      ----------------------------------------------------------------------------
                                      ----------------------------------------------------------------------------


Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No.123,) "Accounting for Stock-Based Compensation." SFAS No. 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period on the fair value of the award on the date of grant. However, SFAS No. 123 allows companies to continue to measure compensation costs prescribed by APB opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue accounting for stock-based compensation plans under APB opinion No. 25 must make pro forma disclosure of net income and earnings per share as if SFAS No. 123 has been adopted if the fair value of the options has material impact on earnings. The Company has elected to account for stock-based compensation plans under APB opinion No. 25.

                 Broadway Financial Corporation and Subsidiary

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The Black-Scholes Option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of options granted by the Company in 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

   Risk free interest rate                               6.50%
   Expected volatility                                  30.10%
   Expected dividend yield                               2.00%
   Expected option life                                 10 years

   Approximate fair value of options granted           $ 3.44


The impact of applying SFAS No. 123 in 1997 is immaterial to the financial statements of the Company at December 31, 1997.

                 Broadway Financial Corporation and Subsidiary

12. COMMITMENTS AND CONTINGENT LIABILITIES

The Company, through Broadway Federal, leases certain premises and equipment on a long-term basis. Some of these leases require that Broadway Federal pay property taxes and insurance. Lease expense was approximately $82,000 in 1997 and $140,000 in 1996. Annual minimum lease commitments attributable to long-term leases at December 31, 1997, are as follows:

                                                       PREMISES        EQUIPMENT        TOTAL
                                                     --------------------------------------------
Year ending December 31:
    1998                                              $  41,000      $   46,000      $  87,000
    1999                                                 41,000          35,000         76,000
    2000                                                 41,000          16,000         57,000
    2001                                                 41,000                         41,000
    2002                                                 41,000                         41,000
    Thereafter through 2013                             401,000                        401,000
                                                     --------------------------------------------
                                                     $  606,000      $  97,000      $  703,000
                                                     --------------------------------------------
                                                     --------------------------------------------

Broadway Federal had commitments to originate loans of approximately $1.0 million and $1.7 million, respectively, at December 31, 1997 and 1996. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Broadway Federal minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral obtained, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

Broadway Federal had commitments to sell $222,000 of loans and no commitments to purchase loans at December 31, 1997. At December 31, 1996, there were no commitments to sell or purchase loans.

In the ordinary course of business, the Company and Broadway Federal become involved in litigation. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company's financial position at December 31, 1997 or results of operations for the year then ended.

                 Broadway Financial Corporation and Subsidiary

13. YEAR 2000 (UNAUDITED)

Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." During 1997, the Company initiated an organization-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing various programs, equipment and instrumentation systems to make them Year
2000 compatible. The Company's Year 2000 project is comprised of two components-business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of the micro-processors with the power of small computers that are embedded within operating equipment such as pumps, compressors, elevators and furnaces.

BUSINESS APPLICATIONS AND EQUIPMENT

In 1997 the Company began to diligently assess its systems needs for the Year 2000 and beyond. This assessment included an analysis of the benefits and limitations of the existing systems. Based upon this analysis and upon the fact that the Company's outside service bureau has stated that they are not planning to make Year 2000 programming changes, the Company determined that it will convert its entire deposit, loan and general ledger systems to a new service bureau as part of its Year 2000 Action Plan. In addition, as part of the complete conversion, the Company will replace most of its internal personal computer equipment and software. The new service bureau, software and equipment which represents approximately 98% of the Company's business computer programs and equipment, will be Year 2000 compliant, and is anticipated to cost approximately $170,000. The remaining 2% of business application programs and equipment will be made compliant through the Year 2000 project, and all noncompliant programs and equipment will be retired. It is anticipated that this project will be completed by December 1998. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 Problem. This portion of the Year 2000 project is expected to cost approximately $40,000 and is being expensed as incurred.

                 Broadway Financial Corporation and Subsidiary

13. YEAR 2000 (UNAUDITED, CONTINUED)

BUSINESS APPLICATIONS AND EQUIPMENT (CONTINUED)

The Company is also currently evaluating the Year 2000 readiness of its other equipment, such as security, heating and air-conditioning systems, with a comprehensive inventory of all monitoring and control devices. Work plans detailing the tasks and resources required to insure equipment Year 2000 readiness by the end of 1998 are expected to be in place by the end of the second quarter of 1998. Costs associated with other equipment upgrades have not yet been quantified but will be expensed as incurred.

The Company has ascertained that failure to alleviate the Year 2000 Problem with its application systems and equipment could result in possible system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays and possible lost production days.

The costs of the Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those estimates.

14. REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision
(OTS) promulgated thereunder (Capital Regulations) established three capital requirements - a "leveraged limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Broadway Federal. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Broadway Federal's financial statements. At December 31, 1997 and 1996, Broadway Federal was in compliance with such capital requirements.

                 Broadway Financial Corporation and Subsidiary

14. REGULATORY CAPITAL (CONTINUED)

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

The risk-based capital requirements provide, among other things that the capital ratio applicable to an asset will be adjusted to reflect the degree of defined credit risk associated with such asset. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet items, including loans and other assets sold with subordination or recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8% of risk weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes among other things certain types of preferred stock and subordinated debt and, subject to certain limitations, general valuation allowances.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately

                 Broadway Financial Corporation and Subsidiary

14. REGULATORY CAPITAL (CONTINUED)

capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions);
(iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1997 and 1996, Broadway Federal's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

The table below presents Broadway Federal's capital ratios as compared to the requirements under FIRREA and FDICIA at December 31, 1997 and 1996:

                                                                       FOR CAPITAL                 AMOUNT
                                                                        ADEQUACY               REQUIRED TO BE
                                           ACTUAL                       PURPOSES              WELL CAPITALIZED
                                   -------------------------------------------------------------------------------
(Dollars in Thousands)                AMOUNT      RATIO           AMOUNT        RATIO         AMOUNT       RATIO
                                   -------------------------------------------------------------------------------
December 31, 1997:
  Leverage/Tangible Ratio           $  10,708      8.63%        $  4,963        4.0%       $  6,204         5.0%
  Tier I Risk-based ratio              10,708     13.67            3,133        4.0           4,699         6.0
  Total Risk-based ratio               11,587     14.79            6,266        8.0           7,832        10.0

December 31, 1996:
  Leverage/Tangible Ratio           $  10,299      9.06%        $  4,587        4.0%       $  5,682         5.0%
  Tier I Risk-based ratio              10,299     14.23            2,896        4.0           4,343         6.0
  Total Risk-based ratio               11,204     15.48            5,790        8.0           7,239        10.0


                 Broadway Financial Corporation and Subsidiary

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 107 (SFAS No. 107,) "Disclosure about Fair Value of Financial Instruments," as amended by Statement of Financial Accounting Standards No. 119 (SFAS No. 119,) "Disclosure about Derivative Financial Instruments," the Company has included the following information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

The fair values of investment securities are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one to four units, multifamily, nonresidential real estate and other. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments.

The fair value of nonperforming loans is based on discounting cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates

                 Broadway Financial Corporation and Subsidiary

15. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

are judgmentally determined using available market information and specific borrower information.

The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximates the rates offered as of the reporting date.

The fair values of commitments to extend credit are based on rates for similar transactions as of the reporting date.

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997.


                                                         CARRYING
                                                       OR NOTIONAL         FAIR
                                                          VALUE           VALUE
                                                      -----------------------------
Assets:
  Cash and federal funds sold                          $  4,831,000   $  4,831,000
  Investment securities                                   9,207,000      9,220,000
  Loans receivable                                      103,911,000    108,713,000
  Federal Home Loan Bank stock                              931,000        931,000

Liabilities:
  Savings deposits                                      109,867,000    110,186,000

Off-balance sheet:
  Commitments to extend credit                          $  1,004,000  $  1,004,000


                 Broadway Financial Corporation and Subsidiary

16. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

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

Prior to the Conversion, in the event of a complete liquidation of Broadway Federal, each holder of a deposit account in Broadway Federal would receive a pro rata share of any assets of Broadway Federal remaining after payment of the valid claims of all creditors having greater priority, including the claims of all depositors to the withdrawal value of their accounts, which includes accrued interest. Such holder's pro rata share of such remaining assets, if any, would be in the same proportion of such assets as the value of such holder's deposit account was to the total value of all deposit accounts in Broadway Federal at the time of liquidation. Pursuant to the "depositor preference" rights of federal law, the claims of depositors of federally insured institutions to the withdrawal value of their accounts is given a priority over the claims of most other unsecured creditors.

The Plan of Conversion provided that, upon completion of the Conversion, a "Liquidation Account" will be established on Broadway Federal's books for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. The amount of the Liquidation Account will be equal to the regulatory capital (retained earnings) of Broadway Federal as of the date of its latest statement of financial condition contained in the final prospectus relating to the sale of shares of common stock in the Conversion.

                 Broadway Financial Corporation and Subsidiary

16. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP (CONTINUED)

At the time of the Conversion, Broadway Federal established a liquidation account in the amount of $5.3 million which was equal to its total retained earnings as of June 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at Broadway Federal after the Conversion. The liquidation account will be reduced periodically to the extent that eligible account holders have reduced their qualifying deposits. At December 31, 1997, the liquidation account had been reduced to approximately $4.2 million. Subsequent increases in deposit accounts will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Broadway Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

17. STOCK REPURCHASE PROGRAM

During 1997, the Company acquired 61,854 shares of common stock in the open market to fund stock-based management recognition programs and redeem Series A Preferred stock. The purchased shares represented approximately 6.929% of the outstanding common stock before the purchase, of which 3.929% (35,073 shares) were for the redemption of Series A Preferred stock and 3.000% (26,781 shares) were for the awards under the Company's stock programs. The repurchase prices during the year ranged from $10.75 to $11.00 per share with an average stock repurchase price of approximately $10.87 per share. During the year ended December 31, 1997, 35,874 shares of preferred stock were converted to 32,613 shares of common stock through exchange.

                 Broadway Financial Corporation and Subsidiary

18. EARNINGS PER SHARE

Under its stock-based compensation plans (see Note 11 - Employee Benefit Plans), no options were granted by the Company for the year ended December 31, 1996. Stock options and shares were granted on September 17, 1997, by resolution of the board of directors. The grants had no impact on the basic EPS computations as all the necessary conditions for the issuance of shares under the Stock Programs and Stock Option Plans have not been satisfied at December 31, 1997. For the year ended December 31, 1996, basic earnings per share are computed on earnings for the period beginning January 8, 1996 , the date of Conversion to stock form, to December 31, 1996, and are based on the weighted average number of shares outstanding during that period. Similarly, basic earnings per share for the year ended December 31, 1997, are computed based on earnings for 1997 and the weighted average number of shares outstanding during that year.

The Company's stock-based compensation awards were considered outstanding as of the grant date for purposes of computing EPS - assuming dilution in accordance with SFAS No. 128 at December 31, 1997. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding. The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                            YEAR ENDED DECEMBER 31
                                                                1997                                         1996
                                            ------------------------------------------------------------------------------------
                                               INCOME        SHARES       PER-SHARE       INCOME         SHARES      PER-SHARE
                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                            ------------------------------------------------------------------------------------
Net earnings (loss)                          $  558,526            -            -      $  (277,129)            -            -
Less: Preferred stock dividends                 (41,052)           -            -          (45,537)            -            -
                                            ------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Income available to common stockholders      $  517,474      852,007     $  0.61       $   (322,666)      893,688     $  (0.36)
EFFECT OF DILUTIVE SECURITIES
Stock Programs                                        -        7,203          -                   -             -            -
Stock Option Programs                                 -        1,432          -                   -             -            -
                                            ------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
Income available to common stockholders
  plus assumed conversions                   $  517,474      860,642     $  0.60       $   (322,666)      893,688     $  (0.36)
                                            ------------------------------------------------------------------------------------
                                            ------------------------------------------------------------------------------------


                 Broadway Financial Corporation and Subsidiary

19. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           FIRST        SECOND          THIRD         FOURTH
                                                          QUARTER       QUARTER        QUARTER        QUARTER           YEAR
                                                        -----------------------------------------------------------------------
1997
Interest income                                          $  2,216       $  2,289       $  2,281       $  2,334       $  9,120
Interest expense                                              935            981          1,009          1,060          3,985
Net interest income                                         1,281          1,308          1,272          1,274          5,135
Provision for loan losses                                      30             47             75            114            266
Net earnings                                                   63            145            102            249            559
Earnings per share of common stock (1)                        .07            .16            .11            .29            .61
Earnings per share - assuming diluted (1)                     .07            .16            .11            .29            .60

Market range:
  High bid                                                  11.25          11.25          11.50          13.38          13.38
  Low bid                                                   10.25          10.75          10.75          13.00          10.25

1996
Interest income                                          $  2,148       $  2,161       $  2,225       $  2,213       $  8,747
Interest expense                                              864            865            864            888          3,481
Net interest income                                         1,284          1,296          1,361          1,325          5,266
Provision for loan losses                                      55            188            255             88            586
Net earnings                                                  114            (54)          (378)            41           (277)
Earnings (loss) per share of common stock (1)                0.12          (0.07)         (0.44)          0.03          (0.36)
Earnings per share - assuming diluted (1)                    0.12          (0.07)         (0.44)          0.03          (0.36)

Market range:
High bid                                                    10.75          10.00          10.00           9.75          10.75
Low bid                                                     10.25          10.00           9.63           9.13           9.13


(1) The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For earnings per share-assuming diluted, the weighted average shares of common stock are adjusted for the contingently issuable shares under the Company's stock-based compensation plans for the fourth quarter of 1997, and year-to-date 1997.

                 Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION

This information should be read in conjunction with the other notes to consolidated financial statements. During the first quarter of 1996, the Company issued $8.9 million of common stock and $911,000 of preferred stock. The Company retained 50% of the net common stock proceeds and used the remaining net common stock proceeds and all of the preferred stock proceeds to purchase the capital stock of Broadway Federal (see Note 16 - Conversion to Capital Stock Form of Ownership).

                       Statements of Financial Condition


                                                               DECEMBER 31
                                                           1997           1996
                                                        -------------------------
                                                             (IN THOUSANDS)

ASSETS
Cash                                                    $   1,530      $     784
Investment securities held to maturity                      1,000          2,488
Accrued interest                                               22             23
Investment in subsidiaries
                                                           10,901         10,300
Other assets                                                    3            117
                                                        -------------------------
                                                        $  13,456      $  13,712
                                                        -------------------------
                                                        -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                       $      17      $      68
Stockholders' equity (including $4.2 million
  at December 31, 1997 and $5.3 million at
  December 31, 1996 representing remaining restricted
  retained earnings from conversion
  balance retained earnings-See Note 16)                   13,439         13,644
                                                        -------------------------
                                                        $  13,456      $  13,712
                                                        -------------------------
                                                        -------------------------


                 Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                           Statements of Operations


                                                         YEAR ENDED  DECEMBER 31
                                                           1997           1996
                                                        -------------------------
                                                             (IN THOUSANDS)

Interest income                                         $   98       $    159
Interest expense                                             -              6
Other income                                                12              -
Other expense                                              182            147
Income taxes (benefit)                                    (29)              7
                                                        -------------------------
Earnings before equity in earnings (loss)
  of subsidiaries                                         (43)            (1)
Equity in earnings (loss) of subsidiaries                  602          (276)
                                                        -------------------------
Net earnings (loss)                                     $  559       $  (277)
                                                        -------------------------
                                                        -------------------------

                           Statements of Cash Flows

                                                         YEAR ENDED  DECEMBER 31
                                                           1997           1996
                                                        -------------------------
                                                             (IN THOUSANDS)

OPERATING ACTIVITIES
Net earnings (loss)                                     $  559       $  (277)
Adjustments to reconcile net earnings (loss)
  to cash provided by operating activities:
Equity in (earnings) loss of subsidiaries                (602)            276
Decrease (increase) in interest receivable                   1           (16)
Decrease (increase) in other assets                        114          (117)
Decrease in other liabilities                             (51)          (309)
Amortization and others                                      1             12
Loss on sale of investment securities                        -             50
                                                        -------------------------
Total adjustments                                        (537)          (104)
                                                        -------------------------
Net cash provided by (used in) operating activities         22          (381)


                 Broadway Financial Corporation and Subsidiary

20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                     Statements of Cash Flows (continued)

                                                           1997           1996
                                                        -------------------------
                                                             (IN THOUSANDS)

INVESTING ACTIVITIES
Purchases of investment securities held to maturity            -         (2,488)
Proceeds from maturity of investment securities
  held to maturity                                         1,488            170
Purchases of investment securities available for sale          -         (1,982)
Sale of investment securities available for sale               -          1,762
Purchase of outstanding stock of subsidiaries                  -             (7)
                                                        -------------------------
Net cash provided by (used in) investing activities        1,488         (2,545)

FINANCING ACTIVITIES
ESOP payments                                                121            112
Dividends declared                                         (212)           (224)
Decrease in accounts payable - stock issuance                  -         (5,897)
Decrease in stock subscription receivable                      -          2,505
Treasury stock acquired                                    (673)              -
Unearned ESOP                                                  -           (625)
                                                        -------------------------
Net cash used in financing activities                      (764)         (4,129)
                                                        -------------------------
Net increase (decrease) in cash and cash equivalents         746         (7,055)
Cash and cash equivalents, beginning of year                 784          7,839
                                                        -------------------------
Cash and cash equivalents, end of year                  $  1,530       $    784
                                                        -------------------------
                                                        -------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock exchanged for preferred stock              $  (359)       $      -

                                                                          F-44