Form 10QSB
period 1998-03-31
BROADWAY FINANCIAL CORP \DE\
filed 1998-05-13
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For transition period from__________ to___________

          Commission file number      0-27464
                                      -------

                            BROADWAY FINANCIAL CORPORATION
                            ------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                     95-4547287
              --------                     ----------
       (State of Incorporation)      (IRS Employer Identification No.)

        4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA        90010
        -------------------------------------------------------------
                      (Address of Principal Executive Offices)

                                 (213) 634-1700
                                 --------------
                   (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 863,447 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of May 01, 1998.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                        INDEX
PART I-- FINANCIAL INFORMATION

         Item 1.    Financial Statements                              Page

                    Consolidated Balance Sheets
                    as of March 31, 1998 (unaudited)
                    and December 31, 1997                               3

                    Consolidated Statements of
                    Operations (unaudited) for
                    the three months ended
                    March 31, 1998 and March 31, 1997                   4

                    Consolidated Statement of
                    Cash Flows (unaudited) for the
                    three months ended March 31, 1998
                    and March 31, 1997                                  5

                    Notes to Consolidated Financial
                    Statements                                          7


         Item 2.    Management's Discussion and
                    Analysis of Operations                              9

                                           BROADWAY FINANCIAL CORPORATION
                                                   AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)


                                                                           March 31,
                                                                             1998          December 31,
                                                                          (Unaudited)          1997
                                                                         -------------    --------------
ASSETS:

Cash and Federal funds sold...........................................  $       6,565    $       4,831
Investment securities, held to maturity...............................          8,638            9,207
Loans receivable, net.................................................        105,365          103,689
Loans receivable held for sale........................................            816              222
Accrued interest receivable...........................................            766              834
Real estate acquired through foreclosure..............................            515            1,144
Investments in capital stock of Federal Home Loan Bank, at cost.......            945              931
Office properties & equipment, net....................................          4,290            3,995
Other assets..........................................................            544              263
                                                                         -------------    --------------

     Total Assets.....................................................  $     128,444    $     125,116
                                                                         -------------    --------------
                                                                         -------------    --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits......................................................  $     113,554    $     109,867
Advance payments by borrowers for taxes and insurance.................             17              199
Deferred income taxes.................................................            450              463
Other liabilities.....................................................            861            1,148
                                                                         -------------    --------------

     Total Liabilities................................................        114,882          111,677
Stockholders' equity:
   Preferred nonconvertible, non-cumulative, and non-voting stock,
      $.01 par value, authorized 1,000,000 shares; issued and
      outstanding 55,199 shares at March 31, 1998.....................              1                1
   Common Stock, $.01 par value, authorized 3,000,000 shares;
      issued and outstanding 863,447 shares at March 31, 1998.........              9                9
   Additional paid-in capital.........................................          8,833            8,820
   Retained Earnings-substantially restricted.........................          5,522            5,427
   Treasury Stock, at cost............................................           (318)            (318)
   Unearned Employee Stock Ownership Plan shares......................           (485)            (500)
                                                                         -------------    --------------

     Total stockholders' equity.......................................         13,562           13,439
                                                                         -------------    --------------

        Total liabilities and stockholders' equity....................  $     128,444    $     125,116
                                                                         -------------    --------------
                                                                         -------------    --------------


                         See Notes to Consolidated Financial Statements

                                          BROADWAY FINANCIAL CORPORATION
                                                  AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (DOLLARS IN THOUSANDS)


                                                                         Three Months Ended
                                                                              March 31,
                                                                        1998              1997
                                                                    (Unaudited)        (Unaudited)
                                                                  ---------------    ---------------
Interest Income:
     Interest on loans receivable..............................  $         2,172    $        2,039
     Interest on investment securities.........................               91               157
     Interest on mortgage backed securities....................               49                 6
     Other interest income.....................................               15                14
                                                                  ---------------    ---------------

        Total interest income..................................            2,327             2,216

Interest expense:
     Interest on savings deposits..............................            1,042               935
     Interest on borrowings....................................                3                 -
                                                                  ---------------    ---------------

        Total interest expense.................................            1,045               935

        Net interest income before provision for loan losses...            1,282             1,281

Provision for loan losses......................................               75                30
                                                                  ---------------    ---------------

        Net interest income after provision for loan losses....            1,207             1,251

Noninterest income:
     Service charges...........................................              102                83
     Gain on sale of mortgage loans............................               19                 -
     Gain on sale of office properties and equipment...........                6                 -
     Other noninterest income..................................              181                 5
                                                                  ---------------    ---------------
                                                                             308                88
                                                                  ---------------    ---------------

Noninterest expense:
     Compensation and benefits.................................              693               575
     Occupancy expense, net....................................              280               222
     Advertising and promotional expense.......................               37                45
     Professional services.....................................               22                23
     Federal insurance premiums................................               25                12
     Insurance bond premiums...................................               26                29
     Real estate operations, net...............................                6                15
     Contracted security services..............................               36                27
     Net operational losses....................................               10               138
     Other noninterest expense.................................              130               142
                                                                  ---------------    ---------------
                                                                           1,265             1,228
                                                                  ---------------    ---------------

     Earnings before income taxes..............................              250               111

Income taxes...................................................              105                48
                                                                  ---------------    ---------------

     Net earnings..............................................  $           145    $           63
                                                                  ---------------    ---------------
                                                                  ---------------    ---------------

Per share information
     Number of shares..........................................          863,477           892,688
     Earnings per share........................................             $.16              $.06
     Earnings per share -assuming dilution.....................              .16               .06

                               See Notes to Consolidated Financial Statements

                                     BROADWAY FINANCIAL CORPORATION
                                            AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                        March 31,         March 31,
                                                                                          1998              1997
                                                                                       (Unaudited)       (Unaudited)
                                                                                     ---------------   ---------------
OPERATING ACTIVITIES
   Net earnings                                                                                $145              $63
                                                                                     ---------------   --------------

   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
        Depreciation                                                                             31               41
        Amortization of net deferred loan origination fees                                      (92)              12
        Amortization of discounts and premium on securities                                       1               (2)
        Federal Home Loan Bank stock dividends                                                  (14)             (14)
        Loss (Gain) on sale of real estate owned                                                (25)               1
        Gain  on sale of loans receivable held for sale                                         (25)               -
        Changes in operating assets and liabilities:
         Provision for loan losses                                                               75               30
         Provision for write-downs and losses on real estate                                     17               10
         Loans originated for sale, net of refinances                                        (1,713)               -
         Proceeds from sale of loans receivable                                               1,144                -
         Accrued interest receivable                                                             68              (26)
         Income tax receivable                                                                    -               92
         Other assets                                                                          (281)              41
         Deferred income taxes                                                                  119                -
         Other liabilities                                                                     (425)             120
                                                                                     ---------------   --------------

             Total adjustments                                                               (1,120)             305
                                                                                     ---------------   --------------

             Net cash (used in) provided by operating activities                               (975)             368
                                                                                     ---------------   --------------

INVESTING ACTIVITIES
     Loans originated, net of refinances                                                     (1,808)          (3,765)
     Loans purchased                                                                         (4,780)          (1,833)
     Principal repayment on loans                                                             4,736            2,667
     Increase in investment in real estate                                                        -              (99)
     Proceeds from sale of  office properties and equipment                                     132                -
     Gain on sale of office properties and equipment                                             (6)               -
     Purchases of investment securities held to maturity                                     (3,125)               -
     Proceeds from maturities of investment securities held to
        maturity                                                                              3,693            1,499
     Capital expenditures for office properties and equipment                                  (452)            (241)
     Proceeds from sale of real estate acquired through foreclosure                             836               47
                                                                                     ---------------   --------------

             Net cash used in investing activities                                             (774)          (1,725)
                                                                                     ---------------   --------------


                                            (Continued)

                                     BROADWAY FINANCIAL CORPORATION
                                            AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                        March 31,         March 31,
                                                                                          1998              1997
                                                                                       (Unaudited)       (Unaudited)
                                                                                     ---------------   ---------------

FINANCING ACTIVITIES
     Net increase in savings deposits                                                         3,687             1,730
     Additional paid-in capital                                                                  12                 -
     Dividends declared                                                                         (50)              (56)
     Unearned Employee Stock Ownership Plan                                                      16                 -
     Increase in advances by borrowers
        for taxes and insurance                                                                (182)             (157)
                                                                                     ---------------   ---------------

            Net cash provided by financing activities                                         3,483             1,517
                                                                                     ---------------   ---------------

            Net increase in cash and cash equivalents                                         1,734               160

  Cash and cash equivalents at beginning of period                                            4,831             5,180
                                                                                     ---------------   ---------------

  Cash and cash equivalents at end of period                                                 $6,565            $5,340
                                                                                     ---------------   ---------------
                                                                                     ---------------   ---------------

  Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                          $1,049              $937
     Cash paid for income taxes                                                                   -                 -
                                                                                     ---------------   ---------------
                                                                                     ---------------   ---------------


  Supplemental disclosure of noncash investing and financing activities:

     Additions to real estate acquired through foreclosure                                      245               356
     Loans to facilitate the sale of real estate acquired through
       foreclosure                                                                                -                 -


                          See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of normal recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1997 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL

The Company recorded net earnings of $145,000 for the three months ended March 31, 1998, as compared to net earnings of $63,000 for the three months
ended March 31, 1997.   The first quarter net earnings as of March 31, 1998
resulted from a number of offsetting factors which included higher interest income, higher interest expense on savings deposits, higher provision for loan losses, higher noninterest income, higher noninterest expense and higher income taxes.


INTEREST INCOME

Interest income increased by $111,000 during the three months ended March 31,

1998 as compared to the same period a year ago. This increase was primarily the result of an increase in average assets of $9.0 million, to $127.0 million for the three months ended March 31, 1998 from $118.0 million for the same period in the prior year. The increase in assets during the three months ended March 31, 1998 was funded by an increase in savings deposits for the period. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits and borrowings increased by $110,000 during the three months ended March 31, 1998 as compared to the same period a year ago. The increase in interest on savings deposits was due to an increase in average deposits of $9.0 million, to $111.7 million for the three months ended March 31, 1998 from $102.7 million during the same period a year ago. The increase in interest on savings deposits also reflects the more competitive interest rate environment as the average cost of deposits increased 8-basis points, from 3.65% for the three months ended March 31, 1997 to 3.73% for the three months ended March 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $45,000, from $30,000 for the three months ended March 31, 1997 to $75,000 for the three months ended March 31, 1998.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $1.3 million, from $2.8 million at March 31, 1997 to $1.5 million at March 31, 1998. The $1.3 million decrease resulted from a decrease in non-accrual loans of $600,000 and a decrease in REO of $700,000. As a percentage of total assets, non-performing assets were 1.22% at March 31, 1998, compared to 2.42% and 1.65% at March 31, 1997 and December 31, 1997, respectively. Since December 1997, non-accrual loans have increased by $129,000, to $1.0 million and REO has decreased by $629,000, to $500,000. Non-accrual loans at March 31, 1998 included four loans totaling $406,000 secured by one- to four-unit properties, three loans totaling $581,000 secured by multi-family properties and two unsecured loans totaling$63,000. REO at March 31, 1998 included four one- to four-unit properties totaling $292,000, one commercial property totaling $93,000 and one parcel of land totaling $265,000.

As of March 31, 1998 the Company's allowance for loan losses totaled $1.1 million, representing a $27,000 increase from the balance at December 31, 1997. The allowance for loan losses represents 1.00% of total loans at March 31, 1998, consistent with allowance for loan losses at December 31, 1997. The allowance for loan losses was 102.97% of non-accrual loans at March 31, 1998, compared to 114.44% at December 31, 1997. Net charge-offs as a percentage of the beginning allowance for loan losses in 1998 represented 18.22% annualized, as compared to 32.88% for 1997. As of March 31, 1998 management believes that, given the improved asset quality, the allowance for loan losses is adequate to cover inherent losses in its loan portfolio, however, there can be no assurance that such losses will not exceed the estimated amounts.

NONINTEREST INCOME

Noninterest income increased by $220,000, from $88,000 for the three months ended March 31, 1997 to $308,000 for the same period during 1998. Service charges increased by $19,000 during the three-month period ended March 31, 1998 as compared to the same period a year ago. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at March 31, 1998 as compared to March 31, 1997, resulting in more fees earned. The Company also reports a gain on sale of mortgage loans of $19,000 for the three months ended March 31, 1998, which was due to the sale of twelve mortgage loans to other lenders. At March 31, 1998 loans held for sale totaled $816,000 and are recorded at the lower of amortized cost or market value; there were no loans held for sale at March
31, 1997.   The Company realizes a gain on sale of office properties and equipment of $6,000 for the three months ended March 31, 1998 which was attributable to the sale of property located at 8467 South Van Ness Avenue, Inglewood, California. Finally, other noninterest income increased by $176,000, from $5,000 for the three months ended March 31, 1997 to $181,000 for the same period in 1998. The increase primarily resulted from the reversal of a $170,000 accrual that had been set up for interest and penalties on funds escheated to the State of California in 1992. It was determined that interest and penalties are not due.

NONINTEREST EXPENSE

Noninterest expense increased by $37,000 during the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense, federal insurance premiums and contracted security services, offset by decreases in advertising expense, professional services, insurance bond premiums, real estate operations, operational losses and other noninterest expense. Compensation and benefits increased by $118,000 for the three-month period ended March 31, 1998 as compared to the same period a year ago. The increases resulted from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $58,000 for the three-month period ended March 31, 1998, as compared to the same period during 1997. The increase was primarily due to increases in computer expenses, rent and utilities, maintenance and repair and property taxes on
office buildings.   Contracted security services increased by $9,000 during
the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase was due to security services provided to the new branch office at 4800 Wilshire Boulevard. Real estate operations decreased by $9,000 for the three-month period ended March 31, 1998 as compared to the same period a year ago. The decrease was mainly due to gain on sale of REO
offset by loss provisions and other maintenance costs.   Net operational
losses decreased by $128,000 for the three-month period ended March 31, 1998 as compared to the same period during 1997. The first quarter of 1997 had
included losses resulting from a branch burglary  in February, 1997.   Other
noninterest expense decreased by $12,000 for the three-month period ended March 31, 1998 as compared to the same period during 1997. The decrease was primarily caused by the decrease in legal fees and audit fees. Advertising and promotional expense decreased by $8,000 for the three-month period ended March 31, 1998 as compared to the same period during 1997. The decrease was mainly due to higher expenses in 1997 associated with various business activities. Federal deposit insurance premiums increased by $13,000 for the three-month period ended March 31, 1998 as compared to the same period a year ago, due to an increase in deposits.

INCOME TAXES

Income tax expense increased by $58,000 for the three-month period ended March 31, 1998, as compared to the same period in 1997. The increase in income taxes was the result of higher earnings before income taxes during the first quarter of 1998 as compared to the same period during 1997.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

Total assets at March 31, 1998 were $128.4 million compared to $125.1 million at December 31, 1997, representing an increase of $3.3 million. Net loans receivable increased from $103.7 million at December 31, 1997 to $105.4 million at March 31, 1998 as a result of $3.6 million in new loan originations and $4.8 million in loan purchases, offset by $4.7 million in principal repayments, $200,000 in loans transferred to foreclosure, $1.7 million in loans transferred to held for sale and $100,000 in allowance for loan losses. Loans held for sale at March 31, 1998 totaled $800,000 as compared to $200,000 at December 31, 1997. Office properties & equipment increased from $4.0 million at December 31, 1997 to $4.3 million at March 31, 1998, primarily as a result of renovation costs incurred for the Bank's branch and administrative office located in the City of Los Angeles. The new Wilshire Boulevard facility was acquired to replace the Bank's administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. Since that time Bank administrative operations have been operated from Broadway Federal's branch office sites.

Total liabilities at March 31, 1998 were $114.9 million compared to $111.7 million at December 31, 1997. The $3.2 million increase is primarily attributable to the increase in savings deposits and deferred income taxes offset by the decrease in advance payments by borrowers and other liabilities.

Total capital at March 31, 1998 was $13.5 million as compared to $13.4 million at December 31, 1997, representing an increase of $123,000. This increase resulted from the net of: 1) dividends declared totaling $50,000;
2) net earnings of $145,000 for three months ended March 31, 1998; 3) additional paid-in-capital totaling $13,000, resulting from interest earned on a loan to the employee stock ownership plan ("ESOP"); and 4) a decrease of $15,000 in the unearned ESOP account resulting from principal payments received on the loan to the ESOP.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROADWAY FINANCIAL CORPORATION

Date:   May 8, 1998               By: /s/ PAUL C. HUDSON
     -----------------                ------------------
                                        Paul C. Hudson
                                        President and Chief Executive Officer

                                        By: /s/ BOB ADKINS
                                            --------------
                                        Bob Adkins
                                        Secretary and Chief Financial Officer