Form 10QSB
period 1998-06-30
BROADWAY FINANCIAL CORP \DE\
filed 1998-08-14
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 863,447 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                        INDEX


PART I--  FINANCIAL INFORMATION

          Item 1.   Financial Statements                                   Page

                    Consolidated Balance Sheets
                    as of June 30, 1998 (unaudited)
                    and December 31, 1997                                   3

                    Consolidated Statements of
                    Operations (unaudited) for
                    the three months and six month ended
                    June 30, 1998 and June 30, 1997                         4

                    Consolidated Statement of
                    Cash Flows (unaudited) for the
                    six months ended June 30, 1998
                    and June 30, 1997                                       5

                    Notes to Consolidated Financial
                    Statements                                              7


          Item 2.   Management's Discussion and
                    Analysis of Operations                                  9

PART II-OTHER INFORMATION

          Item 1.   Legal Proceedings                                      15

          Item 2.   Changes in Securities                                  15

          Item 3.   Defaults Upon Senior Securities                        15

          Item 4.   Submission of Matters to a Vote
                    Of Security Holders                                    15

          Item 5.   Other Information                                      15

          Item 6.   Exhibits and Reports on Form 8-K                       15


                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                             Consolidated Balance Sheets
                                (Dollars in thousands)

                                                   June 30,
                                                     1998         December 31,
                                                  (Unaudited)         1997
                                                 ------------     ------------
Assets:

Cash and Federal funds sold...............       $     3,624      $     4,831
Investment securities, held to maturity...            15,278            9,207
Loans receivable, net.....................           109,600          103,689
Loans receivable held for sale............             1,702              222
Accrued interest receivable...............               996              834
Real estate acquired through foreclosure..               682            1,144
Investments in capital stock of Federal
  Home Loan Bank, at cost.................               958              931
Office properties & equipment, net........             4,485            3,995
Other assets..............................               317              263
                                                 ------------     ------------

     Total Assets.........................       $   137,642      $   125,116
                                                 ------------     ------------
                                                 ------------     ------------

Liabilities and stockholders' equity

Savings deposits .........................       $   117,351     $    109,867
Advance from Federal Home Loan Bank.......             5,500                -
Advance payments by borrowers for taxes
 and insurance............................               153              199
Deferred income taxes.....................               428              463
Other liabilities.........................               587            1,148
                                                 ------------     ------------

     Total Liabilities....................           124,019          111,677
Stockholders' equity:
    Preferred  nonconvertible,
      non-cumulative, and non-voting
      stock, $.01 par value, authorized
      1,000,000 shares; issued and
      outstanding 55,199 shares at
      June 30, 1998.......................                 1                1
   Common Stock, $.01 par value, authorized
      3,000,000 shares; issued and
      outstanding  863,447 shares at
      June 30, 1998.......................                 9                9
   Additional paid-in capital.............             8,845            8,820
   Retained Earnings-substantially
      restricted..........................             5,555            5,427
   Treasury Stock, at cost................              (318)            (318)
   Unearned Employee Stock Ownership
      Plan shares.........................              (469)            (500)
                                                 ------------     ------------
     Total stockholders' equity...........            13,623           13,439
                                                 ------------     ------------

        Total liabilities and stockholders'
     equity...............................      $    137,642     $    125,116
                                                 ------------     ------------
                                                 ------------     ------------


                    See Notes to Consolidated Financial Statements
                                          3

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                        Consolidated Statements of Operations
                                     (Unaudited)
                                (Dollars in thousands)


                                                                               Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                            ------------------------      -------------------------
                                                                               1998           1997           1998           1997
                                                                            ----------    ----------      -----------    ----------
Interest Income:
     Interest on loans receivable......................................     $   2,251     $    2,088      $   4,423      $   4,127
     Interest on investment securities.................................           187            160            278            317
     Interest on mortgage backed securities............................            58             26            107             32
     Other interest income.............................................            15             15             30             29
                                                                            ----------    ----------      -----------    ----------

        Total interest income..........................................         2,511          2,289          4,838          4,505

Interest expense:
     Interest on savings deposits......................................         1,083            981          2,125          1,916
     Interest on borrowings............................................            10              -             13              -
                                                                            ----------    ----------      -----------    ----------

        Total interest expense.........................................         1,093            981          2,138          1,916

        Net interest income before provision for loan losses...........         1,418          1,308          2,700          2,589

Provision for loan losses..............................................            75             47            150             77
                                                                            ----------    ----------      -----------    ----------

        Net interest income after provision for loan losses............         1,343          1,261          2,550          2,512

Noninterest income:
     Service charges...................................................            95            118            197            201
     Gain (loss) on sale of mortgage loans.............................            (5)             -             14              -
     Gain on sale of office properties and equipment...................             -              -              6              -
     Other  noninterest income.........................................            10             34            191             39
                                                                            ----------    ----------      -----------    ----------
                                                                                  100            152            408            240
                                                                            ----------    ----------      -----------    ----------

Noninterest expense:
     Compensation and benefits.........................................           648            624          1,341          1,199
     Occupancy expense, net............................................           302            226            582            448
     Advertising and promotional expense...............................            42             24             79             69
     Professional services.............................................            12             13             34             36
     Federal insurance premiums........................................            25             24             50             36
     Insurance bond premiums...........................................            24             27             50             56
     Real estate operations, net.......................................            (1)            40              5             55
     Contracted security services......................................            41             31             77             58
     Net operational losses............................................            14             14             24            152
     Other noninterest expense.........................................           193            141            323            283
                                                                            ----------    ----------      -----------    ----------
                                                                                1,300          1,164          2,565          2,392
                                                                            ----------    ----------      -----------    ----------

     Earnings before income taxes .....................................           143            249            393            360

Income taxes...........................................................            59            104            164            152

     Net earnings .....................................................     $      84     $      145      $     229      $     208
                                                                            ----------    ----------      -----------    ----------
                                                                            ----------    ----------      -----------    ----------

Per share information
     Number of shares..................................................       863,477        849,996        863,477        871,224
     Earnings per share................................................         $0.09          $0.16          $0.25          $0.21
     Earnings per share -assuming dilution.............................          0.09           0.16           0.24           0.21


                    See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                                    AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                (Dollars in thousands)


                                                                                       Six Months Ended
                                                                                   June 30,        June 30,
                                                                                    1998             1997
                                                                                 -----------      ---------
OPERATING ACTIVITIES
   Net earnings                                                                  $     229        $    208
                                                                                 ---------        --------

   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
     Depreciation                                                                         87             82
   Amortization of net deferred loan origination fees                                  (43)            40
   Amortization of discounts and premium on securities                                   3              6
   Federal Home Loan Bank stock dividends                                              (27)           (27)
   Loss (Gain) on sale of real estate owned                                            (25)             2
   Gain  on sale of loans receivable held for sale                                     (14)             -
   Changes in operating assets and liabilities:
     Provision for loan losses                                                         150             77
     Provision for write-downs and losses on real estate                                17             13
     Loans originated for sale, net of refinances                                   (3,171)             -
     Proceeds from sale of loans receivable                                          1,705            229
     Accrued interest receivable                                                      (162)           (35)
     Income tax receivable                                                               -            243
     Other assets                                                                      (54)             1
     Deferred income taxes                                                             (35)           (43)
     Other liabilities                                                                (594)           121
                                                                                 ---------        --------
             Total adjustments                                                      (2,163)           709
                                                                                 ---------        --------
             Net cash (used in) provided by operating activities                    (1,934)           917
                                                                                 ---------        --------

INVESTING ACTIVITIES
   Loans originated, net of refinances                                              (3,018)        (6,828)
   Loans purchased                                                                 (14,687)        (1,833)
   Premium on loans purchased                                                         (253)             -
   Principal repayment on loans                                                     11,495          5,839
   Increase in investment in real estate                                                 -           (113)
   Proceeds from sale of  office properties and equipment                              132              -
   Gain on sale of office properties and equipment                                      (6)             -
   Purchases of investment securities held to maturity                             (10,065)        (4,004)
   Proceeds from maturities of investment securities held to
        maturity                                                                     3,991          2,499
   Capital expenditures for office properties and equipment                           (703)          (389)
   Proceeds from sale of real estate acquired through foreclosure                      948            337
                                                                                 ---------        --------
             Net cash used in investing activities                                 (12,166)        (4,492)
                                                                                 ---------        --------

                                     (Continued)
                                          5


                                                                                 Six Months Ended
                                                                             June 30,         June 30,
                                                                               1998             1997
                                                                             --------         --------
FINANCING ACTIVITIES
     Net increase in savings deposits                                           7,484          5,556
     Increase in advance from Federal Home Loan Bank                            5,500              -
     Additional paid-in capital                                                    24             14
     Dividends declared                                                          (101)          (112)
     Unearned Employee Stock Ownership Plan                                        32             16
     Treasury stock                                                                 -           (626)
     Increase in advances by borrowers
          for taxes and insurance                                                 (46)           (14)
                                                                             --------         ------
               Net cash provided by financing activities                       12,893          4,834
                                                                             --------         ------
               Net (decrease) increase in cash and cash equivalents            (1,207)         1,259
     Cash and cash equivalents at beginning of period                           4,831          5,180
                                                                             --------         ------
     Cash and cash equivalents at end of period                               $ 3,624         $6,439
                                                                             --------         ------
                                                                             --------         ------
     Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                           $ 2,144         $1,912
     Cash paid for income taxes                                                   312              -
                                                                             --------         ------
                                                                             --------         ------

     Supplemental disclosure of noncash investing and financing activities:


     Additions to real estate acquired through foreclosure                        561          1,036
     Loans to facilitate the sale of real estate acquired through
          foreclosure                                                               -              -
                   See  Notes to Consolidated Financial Statements


                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1998

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of normal recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. These consolidated financial statements do not include all disclosures associated with the Company's annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1997 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosure of total comprehensive income is required in interim period financial statements. The Company does not believe that such adoption has any adverse impact on its financial condition or results of operations.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL

The Company recorded net earnings of $84,000 for the three months ended June 30, 1998, as compared to net earnings of $145,000 for the three months ended
June 30, 1997.     The second quarter net earnings as of June 30, 1998
resulted from a number of offsetting factors which included higher interest income, higher interest expense on savings deposits and borrowings, higher provision for loan losses, lower noninterest income, higher noninterest
expense and lower income taxes.   For the six months ended June 30, 1998 the
Company recorded net earnings of $229,000 as compared to net earnings of $208,000 for the same period ended June 30, 1997. The year-to-date net earnings as of June 30, 1998 resulted from a number of offsetting factors which included higher interest income, higher interest expense on savings deposits and borrowings, higher provision for loan losses, higher noninterest income, higher noninterest expense and higher income taxes.

INTEREST INCOME

Interest income increased by $222,000 during the three months ended June 30,
1998 as compared to the same period a year ago.   For the six months ended
June 30, 1998 interest income increased by $333,000 as compared to the same period in the prior year. These increases were primarily the result of increases in average assets of $12.9 million and $11.1 million for the three months and six months ended June 30, 1998, respectively, as compared to the
same periods a year ago.   The increases in assets during the three months
and six months  ended June 30, 1998 were funded by increases in savings
deposits and  Federal Home Loan Bank advances .   The increases in average
assets primarily resulted from the Company's continued focus on increasing its loan portfolio, as well as a planned increase in its investment securities.

INTEREST ON SAVINGS DEPOSITS

Interest on savings deposits and borrowings increased by $112,000 during the three months ended June 30, 1998 as compared to the same period a year ago. For the six months ended June 30, 1998 interest on savings deposits and borrowings increased by $222,000 as compared to the same period in the prior
year.    The increase in interest on savings deposits and borrowings was due to increases in average deposits and borrowings of $12.7 million and $11.0 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods a year ago. The increase in interest on savings deposits also reflects the more competitive interest rate environment as the average cost of deposits increased 3-basis points, from 3.67% for the six months ended June 30, 1997 to 3.70% for the six months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $28,000, from $47,000 for the three months ended June 30, 1997 to $75,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, the provision for loan losses increased by $73,000, from $77,000 to $150,000.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $940,000 , from $2.5 million at June 30, 1997 to $1.6 million at June 30, 1998. The $940,000 decrease resulted from a decrease in non-accrual loans of $137,000 and a decrease in REO of $803,000. As a percentage of total assets, non-performing assets were 1.15% at June 30, 1998, compared to 2.06% and 1.65% at June 30, 1997 and December 31, 1997, respectively. Since December 1997, non-accrual loans have decreased by $19,000, to $902,000, and REO has decreased by $462,000, to $682,000. Non-accrual loans at June 30, 1998 included eight loans totaling $686,000 secured by one- to four-unit properties, one loan totaling $214,000 secured by a multi-family property and one unsecured loan totaling $2,000. REO at June 30, 1998 included two one- to four-unit properties totaling $181,000, one multi-family property totaling $279,000, one commercial property totaling $93,000 and one parcel of land totaling $265,000.

As of June 30, 1998 the Company's allowance for loan losses totaled $1.1 million, representing a $32,000 increase from the balance at December 31, 1997. The allowance for loan losses represents 0.96% of total loans at June 30, 1998, as compared to 1.00% at December 31, 1997. The allowance for loan losses was 120.44% of non-accrual loans at June 30, 1998, compared to 114.44% at December 31, 1997. Net charge-offs as a percentage of the beginning allowance for loan losses in 1998 represented 22.39% annualized, as compared to 32.28% for 1997. As of June 30, 1998 management believes that, given the improved asset quality, the allowance for loan losses is adequate to cover inherent losses in its loan portfolio. There can be no assurance, however, that such losses will not exceed the estimated amounts.

NONINTEREST INCOME

Noninterest income decreased by $52,000, from $152,000 for the three months ended June 30, 1997 to $100,000 for the same period during 1998. For the six months ended June 30, 1988, noninterest income increased by $168,000, from
$240,000 during 1997 to $408,000 for the same period in 1998.     Service
charges decreased by $23,000 and $4,000 during the three-month and six-month periods ended June 30, 1998 as compared to the same periods a year ago. The decrease resulted primarily from lower appraisal fees offset by increased fees charged on various savings products and from a greater number of
checking accounts at June 30, 1998 as compared to June 30, 1997.   The
Company reported a loss on sale of mortgage loans of $5,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, the Company reported a net gain on sale of mortgage loans of $14,000. At June 30, 1998 loans held for sale totaled $1.7 million, and, which are recorded at the lower of amortized cost or market value; there were no loans held for sale at June 30, 1997. The Company realized a gain on sale of office properties and equipment of $6,000 for the six months ended June 30, 1998 which was attributable to the sale of property located at 8467 South Van Ness Avenue, Inglewood, California. There were no comparable sales in the three
months ended June 30, 1998.   Finally, other noninterest income decreased by
$24,000, from $34,000 for the three months ended June 30, 1997 to $10,000 for
the same period in 1998.   The decrease principally resulted from the gain on
sale of real estate and recognition of nonrecurring income during second quarter of 1997. For the six months ended June 30, 1998, other noninterest income increased by $152,000 from $39,000 during 1997 to

$191,000 for the same period in 1998, primarily as a result of the reversal of an accrual that had been set up for interest and penalties on funds escheated to the State of California in 1992. It was determined that interest and penalties are not due.

NONINTEREST EXPENSE

Noninterest expense increased by $136,000 and $173,000, respectively, during the three-month and six-month periods ended June 30, 1998 as compared to the same periods in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense, advertising expense, federal insurance premiums, contracted security services and other noninterest expense, offset by decreases in professional services, insurance
bond premiums, real estate operations and operational losses.    Compensation
and benefits increased by $24,000 and $142,000, respectively, for the three-month and six-month periods ended June 30, 1998 as compared to the same periods a year ago. The increases resulted from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $76,000 and $134,000, respectively, for the three-month and six-month periods ended June 30, 1998, as compared to the same periods during 1997. The increases were primarily due to increases in computer expenses, rent and utilities, maintenance and repair and property taxes on office
buildings.   Advertising and promotional expense increased by $18,000 and
$10,000, respectively, for the three-month and six-month periods ended June 30, 1998. The increases were primarily attributable to the grand opening of the Wilshire office. Contracted security services increased by $10,000 and $19,000, respectively, for the three-month and six-month periods ended June 30, 1998 as compared to the same periods during 1997. The increases were due to security services provided to the new branch office at 4800 Wilshire Boulevard. Real estate operations decreased by $41,000 and $50,000, respectively, for the three-month and six-month periods ended June 30, 1998 as compared to the same periods a year ago. The decreases were mainly due to
gain on sale of REO offset by loss provisions and other carrying costs.   Net
operational losses decreased by $128,000 for the six-month period ended June 30, 1998 as compared to the same period during 1997. The first half of 1997
included losses resulting from a branch burglary  in February, 1997.   Other
noninterest expense increased by $52,000 and $40,000, respectively, for the three-month and six-month periods ended June 30, 1998 as compared to the same periods during 1997. The increases were primarily caused by the increase in
legal fees, office supplies and loan expense.   Federal  deposit insurance
premiums increased by $1,000 and $14,000, respectively, for the three-month and six-month periods ended June 30, 1998 as compared to the same periods a year ago, due to an increase in savings deposits.

INCOME TAXES

Income tax expense decreased by $45,000 for the three-month period ended June 30, 1998, as compared to the same period in 1997. The decrease in income taxes was the result of lower earnings before income taxes during the
second quarter of 1998 as compared to the same period during 1997.   For the
six-month period ended June 30, 1998, income tax expense increased by $12,000 as compared to the same period a year ago. The increase in income taxes was due to higher earnings before income taxes during the first half of 1998 as compared to the same period in 1997.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets at June 30, 1998 were $137.6 million compared to $125.1 million
at December 31, 1997, representing an increase of $12.5 million.   Net loans
receivable increased from $103.7 million at December 31, 1997 to $109.6 million at June 30, 1998 as a result of $6.2 million in new loan originations and $15.0 million in loan purchases, including premiums, offset by $11.5 million in principal repayments, $500,000 in loans transferred to foreclosure and $3.2 million in loans transferred to held for sale. Loans held for sale at June 30, 1998 totaled $1.7 million as compared to $200,000 at December 31, 1997. Office properties & equipment increased from $4.0 million at December 31, 1997 to $4.5 million at June 30, 1998, primarily as a result of renovation costs incurred for the Bank's branch and administrative office located in the City of Los Angeles. The new Wilshire Boulevard facility was acquired to replace the Bank's administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. Since that time Bank administrative operations have been operated from Broadway Federal's branch office sites.

Total liabilities at June 30, 1998 were $124.0 million compared to $111.7 million at December 31, 1997. The $12.3 million increase is primarily attributable to the increase in savings deposits and Federal Home Loan Bank advances offset by the decrease in advance payments by borrowers, deferred income taxes and other liabilities.

Total capital at June 30, 1998 was $13.6 million as compared to $13.4 million at December 31, 1997, representing an increase of $184,000. This increase resulted from the net of: 1) dividends declared totaling $101,000; 2) net earnings of $229,000 for six months ended June 30, 1998; 3) additional paid-in-capital totaling $24,000, resulting from interest earned on a loan to the employee stock ownership plan ("ESOP"); and 4) a decrease of $32,000 in the unearned ESOP account resulting from principal payments received on the loan to the ESOP.

SUBSEQUENT EVENT

The Company will issue an 8% stock dividend to shareholders of record as of August 7, 1998. The distribution date will be August 25, 1998. As a result of this stock dividend, the Company 's outstanding stock will increase from 863,447 shares to 932,523 shares.

PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None

          Item 2.   CHANGES IN SECURITIES

                    None

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None

          Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    The Annual Meeting of the Company was held on June 17, 1998 for the following purposes:

          (a) To elect three directors to serve until the Annual Meeting to be held in the year 2001 or until their successors are elected and have been qualified.

                    The stockholders reelected Mr. Elbert T. Hudson, Mr. Willis
                    K. Duffy and Ms. Rosa M. Hill to serve as directors for terms of three years each. The number of votes FOR and those WITHHELD for each of the directors is detailed below:

                    MR. ELBERT T. HUDSON
                    For       692,177
                    Withheld   10,927

                    MR. WILLIS K. DUFFY
                    For       691,372
                    Withheld   11,732

                    MS. ROSA M. HILL
                    For       691,372
                    Withheld   11,732

          (b) To ratify the appointment of Ernst & Young LLP as the Company's independent auditing firm for 1998.

                    The stockholders ratified the appointment of independent auditors based upon total votes FOR of 702,999 and total ABSTENTIONS of 105. There were no votes AGAINST.

          Item 5.   OTHER INFORMATION

                    None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                         Exhibit 27.1 - Financial Data Schedule.

                    (b)  Reports on Form 8-K

                         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BROADWAY FINANCIAL CORPORATION

Date:   AUGUST 7, 1998        By:  /S/ PAUL C. HUDSON
     -------------------         -----------------------
                                  Paul C. Hudson
                                  President and Chief Executive Officer

                                  By:  /S/ BOB ADKINS
                                     --------------------
                                  Bob Adkins
                                  Secretary and Chief Financial Officer