Form 10QSB
period 1998-09-30
BROADWAY FINANCIAL CORP \DE\
filed 1998-11-16
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,494 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of October 30, 1998.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No (x)
           ----

                                     INDEX

PART I--  FINANCIAL INFORMATION

          Item 1.   Financial Statements                                   Page

                    Consolidated Balance Sheets
                    as of September 30, 1998 (unaudited)
                    and December 31, 1997                                     3

                    Consolidated Statements of
                    Operations (unaudited) for the
                    three months and nine months ended
                    September 30, 1998 and September
                    30, 1997                                                  4


                    Consolidated Statements of
                    Cash Flows (unaudited) for the nine
                    months ended September 30, 1998
                    and September 30, 1997                                    5

                    Notes to Consolidated Financial
                    Statements                                                7


          Item 2.   Management's Discussion and
                    Analysis of Operations                                    9

PART II-OTHER INFORMATION

          Item 1.   Legal Proceedings                                        18

          Item 2.   Changes in Securities                                    18

          Item 3.   Defaults on Senior Securities                            18

          Item 4.   Submission of Matters to a Vote
                    Of Security Holders                                      18

          Item 5.   Other Information                                        18

          Item 6.   Exhibits and Reports on Form 8-K                         18

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              SEPTEMBER 30,
                                                                                   1998       DECEMBER 31,
                                                                               (UNAUDITED)       1997
                                                                              -------------  ------------
ASSETS:

Cash and Federal funds sold .................................................   $   8,815    $   4,831
Investment securities, held to maturity .....................................      16,651        9,207
Loans receivable, net .......................................................     106,007      103,689
Loans receivable held for sale ..............................................        --            222
Accrued interest receivable .................................................         891          834
Real estate acquired through foreclosure ....................................         589        1,144
Investments in capital stock of Federal Home Loan Bank, at cost .............         973          931
Office properties and equipment, net ........................................       5,047        3,995
Income tax receivable .......................................................         156         --
Other assets ................................................................         343          263
                                                                                ---------    ---------

     Total Assets ...........................................................   $ 139,472    $ 125,116
                                                                                ---------    ---------
                                                                                ---------    ---------



LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits ............................................................   $ 119,831    $ 109,867
Advance from Federal Home Loan Bank .........................................       4,500         --
Advance payments by borrowers for taxes and insurance .......................         349          199
Deferred income taxes .......................................................         408          463
Other liabilities ...........................................................         924        1,148
                                                                                ---------    ---------

     Total Liabilities ......................................................     126,012      111,677

Stockholders' Equity:
   Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199
        shares at  September 30, 1998 .......................................           1            1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and
         outstanding  932,494 shares at September 30, 1998 ..................          10            9
   Additional paid-in capital ...............................................       9,616        8,820
   Retained earnings-substantially restricted ...............................       4,604        5,427
   Treasury stock, at cost ..................................................        (318)        (318)
   Unearned Employee Stock Ownership Plan shares ............................        (453)        (500)
                                                                                ---------    ---------

     Total Stockholders' Equity .............................................      13,460       13,439
                                                                                ---------    ---------

        Total Liabilities and Stockholders'  Equity .........................   $ 139,472    $ 125,116
                                                                                ---------    ---------
                                                                                ---------    ---------




                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                              ---------------------   -------------------
                                                                                 1998        1997       1998       1997
                                                                              ---------    --------   --------   --------
Interest Income:
     Interest on loans receivable .........................................   $   1,965    $  2,068   $  6,388   $  6,195
     Interest on investment securities ....................................         192         142        470        459
     Interest on mortgage backed securities ...............................          81          56        188         88
     Other interest income ................................................          14          15         44         44
                                                                              ---------    --------   --------   --------

        Total interest income .............................................       2,252       2,281      7,090      6,786

Interest expense:
     Interest on savings deposits .........................................       1,010       1,007      3,135      2,923
     Interest on borrowings ...............................................          78           2         91          2
                                                                              ---------    --------   --------   --------

        Total interest expense ............................................       1,088       1,009      3,226      2,925
                                                                              ---------    --------   --------   --------

        Net interest income before provision for loan losses ..............       1,164       1,272      3,864      3,861

Provision for loan losses .................................................         225          75        375        152
                                                                              ---------    --------   --------   --------

        Net interest income after provision for loan losses ...............         939       1,197      3,489      3,709

Noninterest income:
     Service charges ......................................................         111         101        308        302
     Gain on sale of mortgage loans .......................................        --          --           14       --
     Gain on sale of office properties and equipment ......................        --          --            6       --
     Other  noninterest income ............................................          17         158        208        197
                                                                              ---------    --------   --------   --------
                                                                                    128         259        536        499
                                                                              ---------    --------   --------   --------

Noninterest expense:
     Compensation and benefits ............................................         596         605      1,937      1,804
     Occupancy expense, net ...............................................         309         256        891        704
     Advertising and promotional expense ..................................          69          52        148        121
     Professional services ................................................           7           8         41         44
     Federal insurance premiums ...........................................          27          24         77         60
     Insurance bond premiums ..............................................          28          29         78         85
     Real estate operations, net ..........................................          34          43         39         98
     Contracted security services .........................................          39          35        116         93
     Net operational losses ...............................................          13          53         37        205
     Other noninterest expense ............................................         173         175        496        458
                                                                              ---------    --------   --------   --------
                                                                                  1,295       1,280      3,860      3,672
                                                                              ---------    --------   --------   --------

     Earnings (loss) before income taxes ..................................        (228)        176        165        536

Income taxes (benefit) ....................................................         (94)         74         70        226
                                                                              ---------    --------   --------   --------

     Net (loss) earnings ..................................................   $    (134)   $    102   $     95   $    310
                                                                              ---------    --------   --------   --------
                                                                              ---------    --------   --------   --------

Per share information
     Weighted average number of shares ....................................     891,216     833,248    872,805    858,426
     Earnings (loss) per share ............................................   $    (.16)   $    .11   $    .08   $    .32
     Earnings (loss) per share -assuming dilution .........................        (.16)        .11        .08        .32

                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      Nine Months Ended
                                                                                  September 30, September 30,
                                                                                         1998        1997
                                                                                     --------    --------
OPERATING ACTIVITIES
     Net earnings                                                                    $     95    $    310

     Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
          Depreciation                                                                    149         120
          Amortization of net deferred loan origination fees                              (41)        (37)
          Amortization of discounts and premium on securities                               9          68
          Federal Home Loan Bank stock dividends                                          (42)        (40)
          Gain on sale of real estate owned                                               (26)        (21)
          Gain on sale of loans receivable held for sale                                  (14)       --
          Changes in operating assets and liabilities:
            Provision for loan losses                                                     375         152
            Provision for write-downs and losses on real estate                            40          41
            Loans originated for sale, net of refinances                               (1,807)       --
            Proceeds from sale of loans receivable                                      2,043       1,083
            Accrued interest receivable                                                   (57)        (44)
            Income tax receivable                                                        (156)        360
            Other assets                                                                  (80)        (12)
            Deferred income taxes                                                         (55)        (43)
            Other liabilities                                                            (257)        125
                                                                                     --------    --------
                    Total adjustments                                                      81       1,752
                                                                                     --------    --------
                    Net cash provided by operating activities                             176       2,062
                                                                                     --------    --------
INVESTING ACTIVITIES
          Loans originated, net of refinances                                          (7,882)     (8,877)
          Loans purchased                                                             (15,257)     (6,755)
          Premium on loans purchased                                                      (66)       --
          Principal repayment on loans                                                 20,108       7,369
          Increase in loans receivable held for sale                                     --        (1,350)
          Proceeds from sale of office properties and equipment                           132        --
          Gain on sale of office properties and equipment                                  (6)       --
          Purchases of investment securities held to maturity                         (16,458)     (5,004)
          Proceeds from maturities of investment securities held to
               maturity                                                                 9,005       4,998
          Capital expenditures for office properties and equipment                     (1,327)     (2,141)
          Proceeds from sale of real estate acquired through foreclosure                1,019         926
                                                                                     --------    --------

             Net cash used in investing activities                                    (10,732)    (10,834)
                                                                                     --------    --------

                                   (Continued)

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

FINANCING ACTIVITIES
          Net increase in savings deposits                                       9,964      5,328
          Increase in advance from Federal Home Loan Bank                        4,500      2,500
          Common stock                                                               1       --
          Additional paid-in capital                                               796         33
          Dividends declared                                                      (918)      (162)
          Unearned Employee Stock Ownership Plan                                    47         31
          Treasury stock                                                          --         (672)
          Increase in advances by borrowers
               for taxes and insurance                                             150        155
                                                                              --------    -------
                    Net cash provided by financing activities                   14,540      7,213
                                                                              --------    -------
                    Net increase (decrease) in cash and cash equivalents         3,984     (1,559)

     Cash and cash equivalents at beginning of period                            4,831      5,180
                                                                              --------    -------
     Cash and cash equivalents at end of period                               $  8,815    $ 3,621
                                                                              --------    -------
                                                                              --------    -------
     Supplemental disclosure of cash flow information:

          Cash paid for interest expense                                      $  3,254    $ 2,923
          Cash paid for income taxes                                               312          1
                                                                              --------    -------
                                                                              --------    -------
     Supplemental disclosure of noncash investing and financing activities:

          Additions to real estate acquired through foreclosure                    561      1,192
          Loans to facilitate the sale of real estate acquired through
               foreclosure                                                        --         --

                   See  Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments (consisting solely of normal recurring accruals and standard allowance for loan losses) necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1997 and, accordingly, should be read in conjunction with such audited statements.

2. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted SFAS No. 128 effective December 31, 1997. Adoption had no impact on the basic EPS computation. The EPS-assuming dilution computation was impacted only by stock-based employee compensation. All EPS amounts for all periods have been presented, and where appropriate, restated, to conform to the SFAS No. 128 requirements.

     COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Other comprehensive income includes unrealized gains and losses on available for-sale securities and foreign currency translation adjustments. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosure of total comprehensive income is required in interim period financial statements. The Company's adoption of SFAS No. 130 had no impact on its financial condition or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
          CONDITION

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL

The Company recognized a net loss of $134,000 for the three months ended September 30, 1998, as compared to net earnings of $102,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 the Company recorded net earnings of $95,000 as compared to net earnings of $310,000 for the same period a year ago. The quarter and year-to-date results were significantly impacted by an additional provision for loan losses of $150,000 caused by the charge-off of a loan secured by a single-family property, and a $225,000 write-down of premiums on loans purchased and excess servicing fees resulting from accelerated payoffs of such loans. Excluding such adjustments the Company would have recorded third quarter and year-to-date net income of $86,000 and $311,000 respectively.
The third quarter results were also impacted by the net effect of other offsetting factors, which included higher interest expense on savings deposits and borrowings, lower noninterest income, higher noninterest expense and lower income taxes. The year-to-date net earnings as of September 30, 1998 also resulted from a number of other offsetting factors which included higher interest income, higher interest expense on savings deposits and borrowings, higher noninterest income, higher noninterest expense and lower income taxes.

INTEREST INCOME

Interest income decreased by $29,000 during the three months ended September 30, 1998 as compared to the same period a year ago. For the nine months ended September 30, 1998 interest income increased by $304,000 as compared to the same period in the prior year. The decrease in third quarter interest income was attributed to the $225,000 write-down of premiums on loans purchased and excess servicing fees resulting from accelerated payoffs on such loans.

For the three months and nine months ended September 30, 1998, loan payoffs totaled $7.8 million and $14.8 million, respectively, which exceeded the loan payoff levels experienced in the comparable 1997 periods. The higher loan payoffs in 1998 were caused by the declining interest rate environment. The increase in interest income for the nine months ended September 30, 1998 was primarily the result of increases in average assets of $15.9 million and $12.6 million for the three months and nine months ended September 30, 1998,
respectively, as compared to the same periods a year ago.   The increases in
assets during the three months and nine months ended September 30, 1998 were funded by increases in savings deposits and Federal Home Loan Bank advances. The increases in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio, as well as a planned increase in its investment securities.

INTEREST EXPENSE

Interest expense increased by $79,000 during the three months ended September 30, 1998 as compared to the same period a year ago. For the nine months ended September 30, 1998 interest on savings deposits and borrowings increased by $301,000 as compared to the same period in the prior year.
These increases were primarily the result of increases in average deposits and borrowings of $16.2 million and $12.7 million for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods a year ago. The average cost of deposits increased 1 basis point, from 3.69% for the nine months ended September 30, 1997 to 3.70% for the nine months ended September 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $150,000, from $75,000 for the three
months ended September 30, 1997 to $225,000 for the three months ended
September 30, 1998.   For the nine months ended September 30, 1998, the
provision for loan losses increased by $223,000 to $375,000, as compared to $152,000 for the same period a year ago. The higher provision results from management's ongoing analysis of the level of the Company's allowance for loan losses, which in turn is impacted by the level of charge-offs during the period. For the nine months ended September 30, 1998 loan charge-offs totaled $353,000, as compared to $249,000 during the same period a year ago. The charge-offs during the nine months ended September 30, 1998 primarily consisted of two loans made to one borrower aggregating $229,000. The property securing these loans was a single-family residence located in Los Angeles, California that was sold through foreclosure. Other charge-offs during the period, totaling $112,000, were on five properties transferred to REO. As of September 30, 1998 three of the properties had been sold.

As of September 30, 1998 the Company's allowance for loan losses totaled $1.1 million, representing a $22,000 increase from the balance at December 31, 1997. The allowance for loan losses represents 1.00% of total loans at September 30, 1998, unchanged since December 31, 1997. The allowance for loan losses was 152.62% of non-accrual loans at September 30, 1998, compared to 114.44% at December 31, 1997. Net charge-offs through September 30, 1998 were 44.66% (annualized) of the beginning allowance for loan losses in 1998, as compared to 32.28% for 1997. As of September 30, 1998 management believes that, given the improved asset quality, the allowance for loan losses is adequate to cover inherent losses in its loan portfolio. There can be no assurance, however, that such losses will not exceed the estimated amounts.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $733,000 , from $2.0 million at September 30, 1997 to $1.3 million at September 30, 1998. The $733,000 decrease resulted from a decrease in non-accrual loans of $274,000 and a decrease in REO of $459,000. As a percentage of total assets, non-performing assets were 0.93% at September 30, 1998, compared to 1.63% and 1.65% at September 30, 1997 and December 31, 1997, respectively. Since December 1997, non-accrual loans have decreased by $216,000, to $705,000, and REO has decreased by $555,000, to $589,000. Non-accrual loans at September 30, 1998 included five loans, totaling $440,000, secured by one- to four-unit properties and two loans, totaling $265,000, secured by multi-family
properties.   REO at September 30, 1998 included one single-family property
($106,000), one multi-family property ($279,000), one commercial property ($93,000) and one parcel of land ($265,000).

NONINTEREST INCOME

Noninterest income decreased by $131,000, from $259,000 for the three months ended September 30, 1997 to $128,000 for the same period during 1998. For the nine months ended September 30, 1988, noninterest income increased by $37,000, from $499,000 during 1997 to $536,000 for the same period in 1998.
Service charges increased by $10,000 and $6,000 during the three-month and nine-month periods ended September 30, 1998 as compared to the same periods a year ago. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at September 30, 1998 as compared to September 30, 1997, offset by lower appraisal fees. There were no sales of mortgage loans for the three months ended September 30, 1998. For the nine months ended September 30, 1998, the Company reported a net gain on sale of mortgage loans of $14,000. There were no loans held for sale at September 30, 1998 as compared to $1.3 million at September 30, 1997.

The Company realized a gain on sale of office properties and equipment of $6,000 for the nine months ended September 30, 1998 which was attributable to the sale of property located in Inglewood, California. Other noninterest income decreased by $141,000, from $158,000 for the three months ended September 30, 1997 to $17,000 for the same period in 1998. The decrease primarily resulted from the following income items recognized in 1997 for which there were no comparable 1998 items: 1) recognition of $85,000 in income from insurance proceeds received in settlement of a burglary that occurred at one of the Bank's branches in early 1997; 2) the recognition of income from the sale of mortgage loans totaling $29,000 and 3) the recognition of income resulting from a severance benefit accrual adjustment of $27,000. For the nine months ended September 30, 1998, other noninterest income increased by $11,000, from $197,000 during 1997 to $208,000 for the same period in 1998. The increase was primarily generated from the income recognized in1998 as a result of reversal of a $170,000 accrual that had been set up for interest and penalties on funds escheated to the State of California in 1992 offset by income recognized in 1997: 1) recognition of $85,000 in income from insurance proceeds;
2) recognition of $29,000 in gain on sale of mortgage loans; 3) recognition of $27,000 in income from severance benefit adjustment and 4) recognition of $10,000 in gain on sale of real estate.

NONINTEREST EXPENSE

Noninterest expense increased by $15,000 and $188,000, respectively, during the three-month and nine-month periods ended September 30, 1998 as compared to the same periods in 1997. The year-to-date increase in noninterest expense was due primarily to increases in compensation and benefits, occupancy expense, advertising expense, federal insurance premiums, contracted security services and other noninterest expense, offset by decreases in professional services, insurance bond premiums, real estate operations and operational losses. Compensation and benefits decreased by $9,000 for the three-month period ended September 30, 1998 as compared to the same period a year ago. The decrease was primarily due to the reversal of the bonus accrual after determining that bonuses have not been
earned.   Compensation and benefits increased by $133,000 for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increases resulted from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on office properties and equipment, increased by $53,000 and $187,000, respectively, for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods during 1997. The increases were primarily due to increases in computer expenses, rent and utilities, maintenance and repair and depreciation on office buildings. Advertising and promotional expense increased by $17,000 and $27,000, respectively, for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods a year ago. The increases were primarily attributable to the grand opening of the Wilshire office. Contracted security services increased by $4,000 and $23,000, respectively, for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods during 1997. The increases were due to security services provided to the new branch office at 4800 Wilshire Boulevard.

Real estate operations decreased by $9,000 and $59,000, respectively, for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods a year ago. The decreases were mainly attributable to an increase in gain on sale of REO and a decrease in carrying costs offset by an increase in REO loss provisions. Net operational losses decreased by $40,000 and $168,000 for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods during 1997. The decreases were principally due to lower savings losses and no losses resulting from burglaries for the nine months ended September 30, 1988 as compared to the
same periods in 1997.   Other noninterest expense decreased by $2,000  for
the three-month period ended September 30, 1998 as compared to the same period a year ago. For the nine months ended September 30, 1998, other noninterest expense increased by $38,000 as compared to the same period a year ago. The increase was primarily caused by an increase in legal fees,
loan expense and other operating expense.   Federal  deposit insurance
premiums increased by $3,000 and $17,000, respectively, for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods a year ago, due to an increase in savings deposits.

INCOME TAXES

Income tax expense decreased by $168,000 for the three-month period ended September 30, 1998, as compared to the same period in 1997. The decrease in income taxes was due to the loss before income taxes during the third quarter of 1998 as compared to earnings before income taxes for the same period during 1997. For the nine-month period ended September 30, 1998, income tax expense decreased by $156,000 as compared to the same period a year ago. The decrease in income taxes was due to lower earnings before income taxes during the nine months ended September 30,1998 as compared to the same period in 1997.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Total assets at September 30, 1998 were $139.5 million compared to $125.1 million at December 31, 1997, representing an increase of $14.4 million.
Net loans receivable increased from $103.7 million at December 31, 1997 to $106.0 million at September 30, 1998 as a result of $9.7 million in new loan originations and $15.3 million in loan purchases, including premiums, offset by $20.1 million in principal repayments, $400,000 in loans transferred to foreclosure, $1.8 million in loans transferred to held for sale and a $400,000 increase in the allowance for loan losses. There were no loans held for sale at September 30, 1998 as compared to $222,000 of such loans at December 31, 1997. Office properties and equipment increased from $4.0 million at December 31, 1997 to $5.0 million at September 30, 1998, primarily as a result of renovation costs incurred for the Bank's branch and administrative office located in the City of Los Angeles and the costs incurred for new computer system. The new Wilshire Boulevard facility was acquired to replace the Bank's administrative office lost by fire in 1992 during the civil disturbance in Los Angeles. Since that time Bank administrative operations have been operated from Broadway Federal's branch office sites.

Total liabilities at September 30, 1998 were $126.0 million compared to $111.7 million at December 31, 1997. The $14.3 million increase is primarily attributable to the increase in savings deposits, Federal Home Loan Bank advances and advance payments by borrowers, offset by a decrease in deferred income taxes and other liabilities.

At September 30, 1998, total capital was $13.5 million, an increase of $21,000 over the balance at December 31, 1997. The $21,000 increase results from:
1) net earnings of $95,000 for the nine months ended September 30, 1998; 2) the combined effect of an 8% stock dividend and cash dividends which served to increase common stock by $1,000, decrease retained earnings by $918,000 and increase additional paid-in-capital by $796,000, (additional paid-in-capital was also impacted by interest earned on the employee stock ownership plan ("ESOP")); and 3) a decrease of $47,000 in the unearned ESOP account resulting from principal payments received on the loan to the ESOP.

YEAR 2000 ISSUES

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process deposit and loan transactions, or to engage in similar normal business activities.

During 1997, the Company initiated an organization-wide Year 2000 project to address the issue. Utilizing both internal and external resources, the Company is in the process of becoming Year 2000 compliant. The Company's Year 2000 project is comprised of two components: business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of the micro-processors with the power of small computers that are embedded within operating equipment such as pumps, compressors, elevators and furnaces.

The Company's plan to resolve the Year 2000 Issue involves the following five phases: awareness, assessment, renovation, validation and implementation. In the awareness phase, knowledge of the Year 2000 problem was built, and a sense of urgency was created toward resolving the problem. In the assessment phase, an inventory of affected systems was performed, the problem sized, risks were measured, and an action plan formalized. The Company's Year 2000 Action Plan was finalized and approved by the Board of Directors in July 1998. The Company is now engaged in the renovation phase of the plan, in which changes are to be made and vendors are to be managed according to the action plan. In the validation phase, testing will be done and results analyzed to confirm that the changes made bring the affected system into compliance with the Year 2000, and that no new problems have surfaced as a result of the changes. Finally, in the implementation phase, actual rollout of the product will occur. A review will be conducted to assure that the system works as desired. As shown in the chart below, to date, the Company has fully completed its awareness, assessment and renovation phases for its critical hardware, products and third party vendors. Validation and implementation for the Company's hardware is complete and the Company is in process of validating and implementing its Year 2000 changes for its products and third party vendors.

The Company's computer hardware consists of end-user personal computers and servers. These were replaced with new Year 2000 compliant hardware during the first nine months of 1998. The Company's products include loan and deposit services, billings and accounting data. These items were made Year 2000 compliant as part of the conversion to the new service bureau on October 16, 1998. Third party vendors include significant suppliers, subcontractors and vendors who could have a critical impact on the Company's operations if they are not Year 2000 compliant. As part of the Company's Year 2000 project, information about the Year 2000 compliance status of its significant suppliers, subcontractors and vendors is being gathered and monitored.

The Company is approximately 35% complete in the validation and implementation phases for its products and services. The validation of the Company's products and services is more difficult given the varied nature of the Company's business. Such areas as testing of interest accruals on loans and savings accounts are currently being planned.

The Company is approximately 65% complete in the validation and implementation phases of its significant third party suppliers, subcontractors and vendors. The Company's accounts payable system was utilized to identify significant third party suppliers, subcontractors and vendors. Several of the significant third party suppliers, subcontractors and vendors interface directly with the Company through systems and software, the largest of which is the Company's new service bureau, the Federal Reserve, the Company's item processor, ATM servicer, payroll service bureau and security monitoring service. The
Company is in the process of working with its significant third party suppliers, subcontractors and vendors to ensure that the Company's systems that interface directly are Year 2000 compliant by December 31, 1999.

The Company has queried its other significant third party suppliers, subcontractors and vendors that do not directly interface with the Company through systems and software (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year
2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

The Company has utilized both internal and external resources to assess, remediate, test and implement the software and operating equipment for Year 2000 modifications. As of November 16, 1998 the Company had incurred $379,000 for hardware, software and information systems consultants. In addition, because of the conversion to a new service bureau, the Company anticipates adding an in-house information systems specialist. Applicable costs incurred in converting to the new service bureau were capitalized by the Company, all other costs are being expensed as incurred.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. The Company has ascertained that failure to alleviate the Year 2000 problem with its significant systems could result in possible system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays, possible lost production days, reduced customer service and increased expense. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company is in the process of completing such plans and will evaluate the status of completion in March 1999.

YEAR 2000 DISCLOSURE CHART

                          Awareness            Assessment            Renovation          Validation          Implementation
End-User Personal         100%                 100%                  100%                 100%                100%
Computers and             Complete             Complete              Complete             Complete            Complete
Servers

Products                  100%                 100%                  100%                 35%                 35%
                          Complete             Complete              Complete             Complete            Complete

Third Parties             100%                 100%                  100%                 65%                 65%
                          Complete             Complete              Complete             Complete            Complete


PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None

          Item 2.   CHANGES IN SECURITIES

                    The Company issued an 8% common stock dividend to shareholders of record as of August 7, 1998. The distribution date was August 25, 1998. As a result of this stock dividend, the Company's outstanding common stock increased from 863,447 shares to 932,494 shares.

          Item 3.   DEFAULTS ON SENIOR SECURITIES

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

                                   BROADWAY FINANCIAL CORPORATION

Date:   November 6, 1998           By: /s/ PAUL C. HUDSON
                                       -------------------------------------
                                       Paul C. Hudson
                                       President and Chief Executive Officer

                                   By: /s/ BOB ADKINS
                                       -------------------------------------
                                       Bob Adkins
                                       Secretary and Chief Financial Officer