Form 10KSB
period 1998-12-31
BROADWAY FINANCIAL CORP \DE\
filed 1999-04-26
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-KSB


     (Mark One)

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998

     / / Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

     For the transition period from __________ to __________

     Commission file number   0-27464
                            ---------------------------

                            Broadway Financial Corporation
                            ------------------------------
                    (Name of Small Business Issuer in Its Charter)


                    Delaware                                95-4547287
          ---------------------------                      ------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)


     4800 Wilshire Boulevard, Los Angeles, California          90010
     ------------------------------------------------         --------
          (Address of Principal Executive Offices)           (Zip Code)


                                    (323) 634-1700
                             ---------------------------
                    (Issuer's Telephone Number, Including Area Code)


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

Yes      X         No
    -----------       ----------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year.  $9,685,000.
                                                              ------------

     State the aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices of such stock as of March 8, 1999 as quoted on The Nasdaq Stock Market: $6,818,862.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            932,494 shares of Common Stock at March 8, 1999
            -----------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes             No      X
    ----------     ----------

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 1999 annual Meeting of Shareholders are incorporated by reference into Part III.

                           BROADWAY FINANCIAL CORPORATION
                            ANNUAL REPORT ON FORM 10-KSB


                                                                             PAGE
                                                                             ----
                                      PART I.
ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . .   1
              Broadway Financial Corporation . . . . . . . . . . . . . . . .   1
              Broadway Federal Bank, f.s.b.. . . . . . . . . . . . . . . . .   1
              General. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
              Strategic Objectives . . . . . . . . . . . . . . . . . . . . .   2
              Market Area and Competition. . . . . . . . . . . . . . . . . .   2
              Lending Activities . . . . . . . . . . . . . . . . . . . . . .   3
              Investment Activities. . . . . . . . . . . . . . . . . . . . .  17
              Sources of Funds . . . . . . . . . . . . . . . . . . . . . . .  19
              Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .  21
              Subsidiary Activities. . . . . . . . . . . . . . . . . . . . .  22
              Personnel. . . . . . . . . . . . . . . . . . . . . . . . . . .  22
              Regulation . . . . . . . . . . . . . . . . . . . . . . . . . .  22
              Tax Matters. . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . .  30
ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  32
ITEM 4.   Submission of Matters To A Vote of Security Holders. . . . . . . .  32

                                   PART II.

ITEM 5.   Market For Common Equity and Related Stockholder Matters . . . . . .32
ITEM 6.   Management's Discussion and Analysis . . . . . . . . . . . . . . . .33
              General. . . . . . . . . . . . . . . . . . . . . . . . . . . . .33
              Interest Rate Sensitivity. . . . . . . . . . . . . . . . . . . .34
              Net Portfolio Value. . . . . . . . . . . . . . . . . . . . . . .34
              Market Risks . . . . . . . . . . . . . . . . . . . . . . . . . .35
              Year 2000 Compliance . . . . . . . . . . . . . . . . . . . . . .37
              Comparison of Operating Results for the Years Ended
              December 31, 1998 and December 31, 1997. . . . . . . . . . . . .40
              Comparison of Financial Condition at December 31, 1998 and
                  December 31, 1997. . . . . . . . . . . . . . . . . . . . . .42
ITEM 7.   Financial Statements of Broadway Financial Corporation . . . . . . .44
ITEM 8.   Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosure. . . . . . . . . . . . . . .44

                                   PART III.

ITEM 9.   Directors, Executive Officers, Promoters and Control
              Persons, Compliance with Section 16(a) of the Exchange Act . . .45
ITEM 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .45
ITEM 11.  Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . . .46
ITEM 12.  Certain Relationships and Related Transactions . . . . . . . . . . .46
ITEM 13.  Exhibits, Lists and Reports on 8-K . . . . . . . . . . . . . . . . .46


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

The Company's principal business is serving as the holding company for Broadway Federal. The Company is subject to regulation and examination by the Office of
Thrift Supervision ("OTS") as a savings and loan holding company.   Prior to the
completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010, telephone number (323) 634-1700.

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

The Bank is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and Broadway Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "--Regulation."

At December 31, 1998 the Bank is classified as "well-capitalized" under applicable OTS and FDIC capital regulations.

STRATEGIC OBJECTIVES

The Company's strategic objectives are to maintain the Bank's well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions, while managing such growth, maintaining a strong net interest margin, maintaining asset quality, reducing expenses and non-performing assets and limiting exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as its primary source of funds, as these are considered to be more stable and of lower cost on average than borrowings, principal and interest payments on loans and other sources of funding; (ii) maintaining a substantial portion of its assets in loans secured by residential real estate primarily located in Broadway Federal's primary market area of South Central Los Angeles;
(iii) retaining in its portfolio primarily adjustable-rate mortgage loans ("ARMs") to reduce Broadway Federal's exposure to interest rate fluctuations;
(iv) continuing to improve Broadway Federal's visibility and market share in the communities it serves through increased outreach efforts, branching and enhancement of the services it offers; and (v) reducing Broadway Federal's non-interest expense through more efficient operations to the extent consistent with its commitment of service to the underserved communities of Mid-City and South Central Los Angeles.

MARKET AREA AND COMPETITION

The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are located in low and moderate income minority areas that have historically been underserved by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, state-wide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal's market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "--Regulation--Community Reinvestment Act."

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

LENDING ACTIVITIES

GENERAL. Broadway Federal emphasizes the origination of adjustable-rate loans primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 1998, approximately 82% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal's need for certain assets which do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 1998 and 1997, Broadway Federal had $2.5 million and $0.2 million, respectively, in fixed-rate loans classified as held for sale.

The types of loans that Broadway Federal originates are subject to federal laws and regulations. Interest rates charged by Broadway Federal on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Federal savings associations and savings banks are not subject to usury or other interest rate limitations under California law.

LOAN PORTFOLIO COMPOSITION. Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 1998, Broadway Federal's loan portfolio totaled $111.6 million, of which approximately 45.06% was secured by one- to four-family residential properties, 36.87% was secured by multi-family properties and 16.74% was secured by nonresidential properties, with approximately 66% of such nonresidential properties being church properties. At that same date, approximately 64.14% of Broadway Federal's one- to four-family mortgage loans, 98.04% of its multi-family residential mortgage loans, and 93.77% of its nonresidential mortgage loans had adjustable rates.

The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as a percentage of Broadway Federal's total loan portfolio by loan type at the dates indicated.


                                                             DECEMBER 31,
                                         -------------------------------------------------------
                                                  1998                           1997
                                         ------------------------      -------------------------
                                          AMOUNT       PERCENTAGE       AMOUNT        PERCENTAGE
                                         --------      ----------      --------       ----------
                                                         (Dollars in thousands)
Real Estate:
   Residential:
      One-to Four-Units                  $  50,305       45.06%        $  54,902        51.84%
      Five or More Units                    41,162        36.87           31,588         29.82
   Nonresidential                           18,694        16.74           16,671         15.74
   Construction                                  -            -              446          0.42
Loans Secured by
Savings Accounts                             1,114         1.00            1,862          1.76
Other                                          373         0.33              445          0.42
                                         ---------      -------        ---------       -------
Gross Loans                                111,648       100.00%         105,914        100.00%
                                         ---------      -------        ---------       -------
Plus:
     Premiums on Loans Purchased               107                            71
Less:
     Allowance for Loan Losses               1,151                         1,054
     Loans in Process                          218                           143
           Deferred Loan
           Fees, net                           774                           820
     Unamortized Discounts                      62                            57
                                         ---------                     ---------
                                           109,550                       103,911
Less:
     Loans Held for Sale                     2,495                           222
                                         ---------                     ---------
Total Loans Held for Investment          $ 107,055                     $ 103,689
                                         ---------                     ---------
                                         ---------                     ---------


LOAN MATURITY. The following table sets forth the contractual maturities of Broadway Federal's gross loans at December 31, 1998 The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $28.8 million and $9.2 million for the years ended December 31, 1998 and 1997, respectively.


                                                                         DECEMBER 31, 1998
                                          ---------------------------------------------------------------------------
                                            ONE-TO-        FIVE OR MORE                                   GROSS LOANS
                                          FOUR FAMILY         UNITS       NONRESIDENTIAL      OTHER        RECEIVABLE
                                          -----------      -------------  --------------    ---------     -----------
                                                                          (In thousands)
Amounts Due:
     One year or less                      $     21         $      8        $      66        $ 1,194       $   1,289
                                           --------         --------        ---------        -------       ---------
     After one year:
          After one to three years              645              548            1,203            221           2,617
          After three to five years             693              246            1,128             24           2,091
          After five to ten years             2,785           11,009            1,895             21          15,710
          After ten to twenty years          10,048           15,456           13,996              -          39,500
          More than twenty years             36,113           13,895              406             27          50,441
                                           --------         --------        ---------        -------       ---------
          Total due after one years          50,284           41,154           18,628            293         110,359
                                           --------         --------        ---------        -------       ---------
Total Amounts Due                          $ 50,305         $ 41,162         $ 18,694        $ 1,487       $ 111,648
                                           --------         --------        ---------        -------       ---------
                                           --------         --------        ---------        -------       ---------


The following table sets forth the dollar amount of gross loans receivable at December 31, 1998 which are contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                               DECEMBER 31, 1998
                                 ---------------------------------------------
                                  ADJUSTABLE           FIXED            TOTAL
                                 -----------          -------          -------
                                                  (In thousands)
Real Estate Loans:
     One-to four-units             $ 32,056          $ 17,919         $ 49,975
     Five or more units              40,346               808           41,154
     Nonresidential real             17,468             1,160           18,628
     estate
     Construction and land              309                 -              309
Other                                     -               293              293
                                   --------          --------        ---------
Total                              $ 90,179          $ 20,180        $ 110,359
                                   --------          --------        ---------
                                   --------          --------        ---------


ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal's portfolio designated as held for sale and loans originated during the period that are so designated.

It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon
its investment needs and market opportunities.   At December 31, 1998,
Broadway Federal had $2.5 million in fixed-rate loans and no ARMs categorized as held for sale. Typically, Broadway Federal will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with the provisions of SFAS No. 125, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

Broadway Federal retains the right to service most loans sold, for which it receives monthly loan servicing fees that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 1998, Broadway Federal was servicing $8.1 million of loans owned by others.

From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. During the years ended December 31, 1998 and 1997, $15.3 million and $7.9 million, respectively, in loans were purchased by Broadway Federal.

The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.


                                                  AT OR FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                               -------------------------------
                                                 1998                   1997
                                               --------               --------
                                                       (In thousands)
Gross Loans:
     Beginning Balance:                        $105,914               $ 98,430
     Loans Originated:
          One-to Four-Units                       7,110                  6,164
          Five or More Units                     11,723                  3,849
          Nonresidential                          2,020                  1,971
          Construction                                -                    321
          Loans Secured by Savings                  979                  1,270
          Accounts
          Other                                     289                    723
                                               --------               --------
     Total Loans Originated                      22,121                 14,298
Loans Purchased                                  15,257                  7,923
                                               --------               --------
     Total New Loans                             37,378                 22,221
                                               --------               --------
Less:
     Transfer to REO                                444                  1,437
     Principal Repayments                        28,817                  9,224
     Sales of Loans                               2,030                  3,690
     Loan Write-Offs, net                           353                    386
                                               --------               --------
                                               $111,648              $ 105,914
                                               --------               --------
                                               --------               --------


ONE- TO FOUR-FAMILY MORTGAGE LENDING. Broadway Federal offers ARMs and FHA fixed-rate loans secured by one- to four-family residences, with maturities up to thirty years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal's primary market areas of Mid-City and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 1998, 35.62% were fixed-rate loans and 64.38% were ARMs.

The interest rates for most of Broadway Federal's ARMs are indexed to the 11th District Cost of Funds Index ("COFI"),with others indexed to the 1-year Treasury Index ("Treasury"). Broadway Federal currently offers loans with interest rates that adjust both monthly and annually. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit "negative amortization" (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). At December 31, 1998 and 1997 Broadway Federal had approximately $20.5 million and $13.2 million, respectively, in mortgage loans that are subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios, and the relative stability of the COFI. There were no loans in negative amortization status at December 31, 1998 and 1997.

Broadway Federal qualifies its ARM borrowers based upon the fully indexed rate as of such date (COFI or other index plus the applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower is often discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 1998, the introductory discount rate offered by Broadway Federal on ARMs that adjust monthly was 3.875%, which was below the fully-indexed rate based on the COFI, which was 4.69% at that date. For ARMs that adjust annually, the introductory rate offered by Broadway Federal at December 31, 1998 was 1.35% below the fully-indexed rate based on the Treasury, which was 4.47% at that date. As of December 31, 1998, the fully-indexed rates on ARMs that adjust annually and those that adjust monthly were 7.25% and 7.375%, respectively, above COFI. Broadway Federal's annual ARMs adjust by a maximum of 2.0% per adjustment. There is no adjustment limit on the monthly ARMs, other than on election by the borrower to limit the payment increase to 7.50% annually, which could result in negative amortization on the loan. Both annual and monthly ARMs have a lifetime adjustment limit which is set at the time the loan is approved. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal's ARMs. At December 31, 1998, Broadway Federal charged fees of up to 2.5% of the original loan amount for its one- to four-family ARMs.

Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Origination fees charged on fixed-rate loans were up to 2.50% of the original loan amount at December 31, 1998.

Broadway Federal's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. Many of Broadway Federal's borrowers on one- to four-family properties are older home owners who typically prefer to maintain lower than the maximum permitted loan balances. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

MULTI-FAMILY LENDING. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings located in Broadway Federal's primary market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised
value.    At December 31, 1998 multi-family lending represented 36.87% of the
Bank's  gross loan portfolio, compared to 29.82% at December 31, 1997.

Multi-family lending is part of the Company's strategic focus on less
competitive, higher yielding loan products.   The Company believes that the
risks associated with multi-family loans (see below) are mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. Under Broadway Federal's underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal's primary market area, however, may result in increases in the loan-to-value ratios on Broadway Federal's existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios that range from 120% to 125%, depending on the credit profile of the borrower and the underlying collateral. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

Broadway Federal's largest multi-family loan at December 31, 1998 was a loan totaling $1,024,000. The loan is secured by a twenty-eight unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan at that date was secured by a twenty-four unit property located in Los Angeles. At December 31, 1998, this loan had an outstanding balance of $1,013,000, and was performing according to its terms.

Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than one- to four family residential loans and typically involve higher loan principal amounts than loans secured by one- to four family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions such as those that prevailed in recent years in Southern California, had severe effects in Broadway Federal's primary market areas in Mid-City and South Central Los Angeles, and resulted in declines in real estate values of multi-family properties that were more pronounced than for single family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

NONRESIDENTIAL REAL ESTATE LENDING. Broadway Federal originates nonresidential real estate loans that are generally secured by properties used for churches or for business purposes such as small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of nonresidential real estate loans in recent years. Of the total $18.7 million in Broadway Federal's nonresidential real estate loan portfolio at December 31, 1998, $10.4 million was originated prior to 1993.

Broadway Federal's nonresidential real estate loans are generally made in amounts up to 70% of the lower of the selling price or the appraised value of the property. Subsequent declines in the real estate values in Broadway Federal's primary market area have resulted in increases in the loan-to-value ratios on Broadway Federal's existing nonresidential mortgage loans. These loans may be made with amortizations and maturity dates of up to 30 years and are indexed to the COFI or the Treasury. Broadway Federal's nonresidential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing nonresidential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for nonresidential loans secured by church properties are different than for non-church nonresidential real estate in that the ratios used in evaluating the loan are based upon the repayment source from church member contributions rather than income generated by rents or leases.

The largest nonresidential real estate loan in Broadway Federal's portfolio was originated in 1987. It is secured by church property located in Inglewood, California, and had an outstanding balance at December 31, 1998 of $770,000. This loan is currently performing according to its terms. The second largest nonresidential real estate loan in Broadway Federal's portfolio is also secured by a church property, located in Los Angeles, California, and had an outstanding balance at December 31, 1998 of $666,000. This loan is paid current, but is classified as "Substandard" due to foreclosure proceedings initiated by the second trust deed holder. Broadway Federal's loan is secured by a first trust deed.

Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay loans than for residential or other types of nonresidential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of nonresidential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totaled $12.3 million and $11.6 million at December 31, 1998 and 1997, respectively.

Loans secured by nonresidential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by nonresidential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis and currently restricts such loans to its primary lending area.

CONSUMER LENDING. Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 1998, loans secured by savings accounts represented $1.1 million, or 1.00%, of Broadway Federal's total loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate at least 4% above the rate paid on the account and for a term expiring the earlier of one year from origination or upon the maturity of the account.

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

The Board of Directors has authorized the following loan approval limits as of January 1999, based upon the amount of Broadway Federal's total loans to each borrower: if the total of the borrower's existing loans and the loan under consideration is below $240,000, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower's existing loans and the loan under consideration is from $240,000 to $599,999, the new loan must be approved by two Loan Committee members, which may include the Senior Vice President-Chief Loan Officer and the President; if the total of the borrower's existing loans and the loan under consideration is from $599,999 up to $999,999, the new loan must be approved by three Loan Committee members; and if the total of existing loans and the loan under consideration is $1.0 million or more, the full Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved by one or two Management Loan Committee members be reviewed the following month by the two outside directors on the Loan Committee.

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

A financial institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 1998, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal's loan portfolio, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies' evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal's financial condition and earnings.

At December 31, 1998, Broadway Federal had $3.2 million of loans classified as "Substandard," of which the largest loan so classified had a principal balance of $666,000 and was secured by a nonresidential property. At December 31, 1998 $9,000 was classified as "Doubtful" for one loan and $396,000 for six loans and two REO properties were classified as "Loss". As of December 31, 1998, loans designated as "Special Mention" consisted of 29 loans totaling $6.2 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 1998, the largest loan designated as "Special Mention" had a principal balance of $580,000 and was secured by a nonresidential property.

Broadway Federal obtains appraisals on REO properties on an annual basis. Broadway Federal generally conducts external inspections of REO properties (excluding land) on at least a quarterly basis.

The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:


                                                                    DECEMBER 31,
                         ---------------------------------------------------------------------------------------------------------
                                                1998                                                    1997
                         ---------------------------------------------------     -------------------------------------------------
                               60-89 DAYS                90 DAYS OR MORE              60-89 DAYS              90 DAYS OR MORE
                         -----------------------      ----------------------     ------------------------   ----------------------
                                      PRINCIPAL                    PRINCIPAL                   PRINCIPAL                PRINCIPAL
                         NUMBER OF    BALANCE OF      NUMBER OF    BALANCE OF    NUMBER OF     BALANCE OF   NUMBER OF   BALANCE OF
                           LOANS        LOANS           LOANS        LOANS         LOANS         LOANS        LOANS       LOANS
                         ---------    ----------      ---------    ----------    ---------     ----------   ---------   ----------
                                                                 (Dollars in thousands)
One- to four family           7          $ 433            9          $ 876           7            $183          8       $   606
Multi-family                  -              -            1            214           -               -          1           214
Nonresidential                -              -            -              -           -               -          -            99
Construction and land         -              -            -              -           -               -          -             -
Other loans                   -              -            -              -           -               -          1             2
                          ------        -------       ------       --------      -------        -------      -----        -------
Total                         7          $ 433           10         $1,090           7           $ 183         10         $ 921
                          ------        -------       ------       --------      -------        -------      -----        -------
                          ------        -------       ------       --------      -------        -------      -----        -------

Delinquent loans to
     total gross loans                   0.39%                       0.98%                       0.17%                     0.87%
                                        -------                    --------                     -------                   -------
                                        -------                    --------                     -------                   -------


NON-ACCRUAL LOANS AND REO. Nonperforming assets, consisting of non-accrual loans and REO, decreased from $2.1 million at December 31, 1997 to $1.3 million at December 31, 1998. The $753,000 decrease resulted from a $169,000 increase in non-accrual loans, offset by a $922,000 decrease in REO. As a percentage of total assets, nonperforming assets were 0.90% at December 31, 1998, as compared to 1.65% at December 31, 1997. The allowance for loan losses was 105.60% of nonperforming loans at December 31, 1998, as compared to 114.44% at December 31, 1997.

The following table includes information regarding Broadway Federal's non-accrual loans and REO at the dates indicated. For the years ended December 31, 1998 and 1997, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $80,000 and $71,000, respectively, as compared with the respective amounts actually received on
non-accrual loans of $22,000 and $28,000.   Broadway Federal had no
commitments to lend additional funds to borrowers whose loans are non-accrual at December 31, 1998. No accruing loans were contractually past due 90 days or more at December 31, 1998.


                                                           AT DECEMBER 31,
                                                   --------------------------------
                                                     1998                   1997
                                                   --------               ---------
                                                        (Dollars in thousands)
Non-accrual loans:
   Residential real estate:
      One- to four-family                          $    876               $    606
      Multi-family                                      214                    214
      Nonresidential                                      -                     99
   Other loans                                            -                      2
                                                   --------               --------
   Total non-performing loans                         1,090                    921
REO                                                     222                  1,144
                                                   --------               --------
   Total non-performing assets                      $ 1,312               $  2,065
                                                   --------               --------
                                                   --------               --------
Allowance for loan losses as a percentage
   of gross loans                                      1.03%                  1.00%
Allowance for loan losses as a percentage
   of total non-performing loans                     105.60                 114.44
Allowance for losses as a percentage of
   total non-performing assets (1)                    98.09                  57.19
Non-performing loans as a percentage of
   gross loans                                         0.98                   0.87
Non-performing assets as a percentage of
   total assets                                        0.90                   1.65
Net charge-offs to average loans                       0.32                   0.38
Impaired loans as a percentage of gross
   loans                                               0.83                   1.70


_______________________

(1) Allowance for losses includes valuation allowances on loans and REO.

At December 31, 1998, the total recorded investment in impaired loans was $926,000. Of this amount, $214,000 had a related impairment allowance totaling $148,000 at December 31, 1998. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of earnings. During the year ended December 31, 1998, Broadway Federal's average investment in impaired loans was $1.2 million, and interest income recorded on impaired loans during this period totaled $68,000. Impaired loans which are performing under their contractual terms are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 1998, Broadway Federal had $222,000 of REO, net of valuation allowances, compared to $1.1 million in 1997.

The following table sets forth Broadway Federal's allowances for loan and real estate losses at the dates indicated:


                                                            DECEMBER 31,
                                                   -----------------------------
                                                      1998               1997
                                                   ---------           ---------
                                                           (In thousands)
Allowance for loan losses:
   Balance at beginning of year                    $   1,054          $  1,174
   Charge-offs, net:
      One- to four-family                                287               139
      Multi-family                                        64               247
      Construction and Land                                -                 -
      Other                                                2                 -
                                                   ---------          --------
      Total charge-offs, net (1)                         353               386
Provision charged to earnings                            450               266
                                                   ---------          --------
Balance at end of year                                 1,151             1,054
                                                   ---------          --------
Allowance for REO
   Balance at beginning of year                          127               181
   Provision for losses                                  167                60
   Charge-offs                                          (158)             (114)
                                                   ---------          --------
Balance at end of year                                   136               127
                                                   ---------          --------
Total                                               $  1,287          $  1,181
                                                   ---------          --------
                                                   ---------          --------

____________________
(1) There were no recoveries during the year ended December 31, 1998 and $1,000 in recoveries during the same period in 1997.

The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans in each of the categories listed to total loans.


                                                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,
                                    -----------------------------------------------------------------------------------------
                                                      1998                                           1997
                                    -----------------------------------------     -------------------------------------------
                                                                PERCENTAGE OF                                   PERCENTAGE OF
                                               PERCENTAGE OF    LOANS IN EACH                  PERCENTAGE OF    LOANS IN EACH
                                                ALLOWANCE TO     CATEGORY TO                   ALLOWANCE TO      CATEGORY TO
                                     AMOUNT   TOTAL ALLOWANCE    TOTAL LOANS       AMOUNT     TOTAL ALLOWANCE    TOTAL LOANS
                                    --------  ---------------    ------------     --------    ---------------    ------------
                                                                     (Dollars in thousands)
One- to Four-family                 $    325        28.24%          45.06%         $    338        32.07%            51.84%
Multi-family                             370        32.15           36.87               254        24.10             29.82
Nonresidential                           297        25.80           16.74               217        20.59             15.74
Construction and Land                      -            -               -                10         0.95              0.42
Other                                     25         2.17            1.33                54         5.12              2.18
Unallocated                              134        11.64               -               181        17.17                 -
                                    --------      -------          ------          --------       ------            ------
Total valuation allowance           $  1,151       100.00%         100.00%         $  1,054       100.00%           100.00%
                                    --------      -------          ------          --------       ------            ------
                                    --------      -------          ------          --------       ------            ------


The decrease in unallocated allowance at December 31, 1998 as compared to December 31, 1997 is a result of an increase in the allocated allowance required on multi-family and nonresidential loans as a result of an increase in the respective loan portfolios during the year.

INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets are limited to investments that a federally chartered savings institution is authorized to make directly. Additionally, Broadway Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "--Regulation--Federal Home Loan Bank System" and "--Liquidity." Historically, Broadway Federal has maintained liquid assets above the minimum OTS requirements and at levels management believes to be adequate to support its normal daily activities.

The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank's lending activities. The Company's investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, including certificates of deposit, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association ("GNMA"), and municipal obligations that have a rating which exceeds or is the equivalent of an "A" rating as determined by Standard and Poor's Ratings Group or Moody's Investors Service. Bankers acceptances from any one issuer are limited to 10% of the Company's capital and commercial paper is limited to 1% of the Company's assets. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 1998 and 1997, the Company had investment and mortgage-backed securities in the aggregate amount of $20.7 million and $9.2 million, respectively, with fair values of $20.7 million and $9.2 million, respectively. All investment and mortgage-backed securities were categorized as held-to-maturity at December 31, 1998 and 1997.

The following table sets forth information regarding the carrying and fair values of the Company's cash, federal funds sold and other short-term investments and investment securities at the dates indicated.


                                                                           AT DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                              1998                                   1997
                                                -----------------------------          ------------------------------
                                                CARRYING VALUE     FAIR VALUE          CARRYING VALUE      FAIR VALUE
                                                --------------     ----------          --------------      ----------
                                                                           (In thousands)
Cash and Cash Equivalents:
     Cash on hand and in banks                    $   4,605         $   4,605            $   3,731          $   3,731
     Federal funds sold                               2,600             2,600                1,100              1,100
                                                  ---------         ---------            ---------          ---------
Total cash and cash equivalents                   $   7,205         $   7,205            $   4,831          $   4,831
                                                  ---------         ---------            ---------          ---------
                                                  ---------         ---------            ---------          ---------
Investment and mortgage-backed securities:
     Held to maturity:
          Mortgage-Backed Securities              $  12,096         $  12,079            $   3,208          $   3,237
          U.S. Government and Federal
              agency obligations                      8,622             8,607                5,999              5,983
                                                  ---------         ---------            ---------          ---------
Total investment and mortgage-
backed securities                                 $  20,718         $  20,686            $   9,207          $   9,220
                                                  ---------         ---------            ---------          ---------
                                                  ---------         ---------            ---------          ---------

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of December 31, 1998.


                                                                    AT DECEMBER 31, 1998
                      -------------------------------------------------------------------------------------------------------------
                         LESS THAN ONE YEAR           ONE TO FIVE YEARS           FIVE TO TEN YEARS                 TOTAL
                      ------------------------     -----------------------     -----------------------     ------------------------
                                      WEIGHTED                    WEIGHTED                   WEIGHTED                      WEIGHTED
                      CARRYING        AVERAGE      CARRYING       AVERAGE      CARRYING       AVERAGE      CARRYING        AVERAGE
                        VALUE          YIELD         VALUE         YIELD         VALUE         YIELD         VALUE          YIELD
                      ---------       --------     --------       --------     --------       --------     --------        -------
                                                             (Dollars in thousands)
Federal funds sold    $  2,600         3.00%           -             -             -             -         $  2,600          3.00%
Investment Securities
  Held to maturity:                                    -             -             -             -
     Mortgage-Backed
        Securities          120        6.02%           -             -          $ 11,976       7.20%         12,096          7.18
     U.S. Government
      & Federal Agency
      obligations            -         -            $  2,500       5.90%           6,122       6.16           8,622          6.09
                      ---------      -------        --------      ------       ---------      ------       --------         ------
Total investment
 securities           $   2,720        3.13%        $  2,500       5.90%       $  18,098       6.85%       $ 23,318          6.30%
                      ---------      -------        --------      ------       ---------      ------       --------         ------
                      ---------      -------        --------      ------       ---------      ------       --------         ------


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

DEPOSITS. Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal's deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal's deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail "core" deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which Management believes tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal's ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank. As of December 31, 1998 out-of-state deposits totaled $14.3 million or 11.39% of Broadway Federal's total deposit portfolio. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff.

The following table presents the deposit activity of Broadway Federal for the periods indicated.


                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             1998                      1997
                                           --------                  --------
                                                     (In thousands)
Deposits                                  $  279,690                $  197,544
Withdrawals                                  267,037                   192,707
                                          ----------                ----------
Net Deposits                                  12,653                     4,837
Interest credited on deposits                  3,478                     3,036
                                          ----------                ----------
Total Increase in deposits               $    16,131               $     7,873
                                          ----------                ----------
                                          ----------                ----------


The following table sets forth the distribution of Broadway Federal's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                       1998                                      1997
                                        -----------------------------------       -----------------------------------
                                                                   WEIGHTED                                WEIGHTED
                                         AVERAGE    PERCENTAGE     AVERAGE        AVERAGE    PERCENTAGE     AVERAGE
                                         BALANCE     OF TOTAL        RATE         BALANCE     OF TOTAL       RATE
                                        ---------   ----------     ---------      -------    ----------    ---------
                                                                    (Dollars in thousands)
Money market deposits                    $ 4,562       3.89%         1.84%        $  4,394       4.18%        2.00%
Passbook deposits                         28,063      23.94          1.81           28,515      27.15         1.99
NOW and other demand deposits             14,130      12.05          0.48           10,818      10.30         0.62
                                        --------     ------                       --------     ------
Total                                     46,755      39.88                         43,727      41.64
                                        --------     ------                       --------     ------
Time Deposits:
     Three months or less                  1,971       1.68          3.78           -               -            -
     Over three months through six
     months                                8,925       7.61          4.85           11,464      10.66         4.67
     Over six through twelve months       11,892      10.14          5.20           13,728      12.77         5.30
     Over one to three years              19,663      16.77          5.39           18,730      17.83         5.51
     Over three to five years              3,961       3.39          5.81            3,736       3.47         5.77
     Over five to ten years                1,568       1.34          5.99            1,444       1.34         6.08
     Certificates over $100,000           22,503      19.19          5.00           12,193      11.34         4.78
                                        --------     ------                       --------     ------
Time Deposits                             70,483      60.12          5.07           61,295      55.36         5.29
                                        --------     ------                       --------     ------
Total deposits                          $117,238     100.00%                      $105,022     100.00%
                                        --------     ------                       --------     ------
                                        --------     ------                       --------     ------


The following table presents, by various rate categories, the amounts of certificate accounts outstanding at the dates indicated and the periods to maturity of the time deposits outstanding at December 31, 1998.


                                                          PERIOD TO MATURITY AT DECEMBER 31, 1998
                                          --------------------------------------------------------------------
                                          LESS THAN     ONE TO TWO    TWO TO THREE
                                           ONE YEAR       YEARS           YEARS         THEREAFTER      TOTAL
                                          ----------    ----------    ------------      ----------     -------
                                                                  (Dollars in thousands)
Certificate Accounts Less Than $100,000:
         0 to 4.00%                         $ 1,805       $    --         $    --         $    --       $ 1,805
         4.01 to 5.00%                       21,407         1,797             112              68        23,384
         5.01 to 6.00%                        8,989         6,191           1,240           1,735        18,155
         6.01 to 7.00%                        2,803           345             330             213         3,691
                                            -------       -------         -------         -------       -------
Total                                        35,004         8,333           1,682           2,016        47,035
                                            -------       -------         -------         -------       -------

Certificate Accounts $100,000 or Greater:
         0 to 4.00%                           4,575            --              --           3,610         8,185
         4.01 to 5.00%                        4,219           123              --              --         4,342
         5.01 to 6.00%                       10,478           826           1,239           1,008        13,551
         6.01 to 7.00%                        1,284         1,205             282             158         2,929
                                            -------       -------         -------         -------       -------
Total                                        20,556         2,154           1,521           4,776        29,007
                                            -------       -------         -------         -------       -------
Grand Total                                 $55,560       $10,487         $ 3,203         $ 6,792       $76,042
                                            -------       -------         -------         -------       -------
                                            -------       -------         -------         -------       -------

The following table presents, by various rate categories, the amounts of certificate accounts outstanding at December 31, 1998 and 1997.

                                                         AT DECEMBER 31,
                                                1998                       1997
                                           -------------               -------------
          0 to 4.00%                          $ 9,990                     $ 3,695
          4.01 to 5.00%                        27,726                      12,695
          5.01 to 6.00%                        31,706                      42,108
          6.01 to 7.00%                         6,620                       6,135
                                              -------                     -------
Total                                         $76,042                     $64,633
                                              -------                     -------
                                              -------                     -------

BORROWINGS

From time to time Broadway Federal has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See "--Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1998 Broadway Federal had $4.5 million outstanding from the FHLB and no other borrowings. Broadway Federal had no borrowings at December 31, 1997.










The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:


                                                         AT OR FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                       1998                     1997
                                                     --------                 --------
                                                           (Dollars in thousands)
FHLB advances:
   Average balance outstanding                       $  2,607                 $   541
   Maximum amount outstanding                           5,500                   3,500
      at any month-end period
   Balance outstanding at end of period                 4,500                       -
   Weighted average interest rate during the             5.67%                   3.51%
         period
   Weighted average interest rate at end of              5.05%                      -
         period


SUBSIDIARY ACTIVITIES

BSC provides trust deed trustee services for Broadway Federal and receives commissions from the sale of mortgage, life and fire insurance. In the past, BSC has been involved in real estate development projects. Broadway Federal does not currently intend to engage in any future real estate development projects through BSC or otherwise. As of December 31, 1998, and for the twelve months then ended, BSC had total assets of $197,000 and net earnings of $13,000.

PERSONNEL

At December 31, 1998, Broadway Federal had 56 full-time employees and 9 part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

REGULATION

GENERAL

The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. Broadway Federal is a federally chartered savings bank and is a member of the FHLB System. Its customer deposits are insured through the SAIF, which is managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

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

Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which until, the third quarter of 1996, ranged from 0.23% to 0.31%, as compared with the uniform 0.23% rate that had previously been in effect. During 1998, Broadway Federal's assessment rate was 0.03%.

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

The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements, among other things, provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 1998 and 1997, Broadway Federal's general valuation allowance included in supplementary capital was $891,000 and $879,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

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

The OTS has adopted a rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1998 there was no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

Following is a reconciliation of Broadway Federal's equity capital to the minimum Federal regulatory capital requirements as of December 31, 1998 and December 31, 1997:


                                                      AS OF DECEMBER 31, 1998                    AS OF DECEMBER 31, 1997
                                            --------------------------------------      -------------------------------------
                                            TANGIBLE        CORE        RISK-BASED      TANGIBLE        CORE       RISK-BASED
                                             CAPITAL       CAPITAL       CAPITAL         CAPITAL       CAPITAL       CAPITAL
                                            --------      --------      -----------     --------      --------      ---------
                                                                           (In thousands)
 Equity Capital-Broadway Federal            $ 11,208      $ 11,208       $ 11,208       $ 10,708      $ 10,708      $  10,708
 Additional supplementary capital:
 General valuation allowance                       -             -            891              -             -            879
 Assets required to be deducted                    -             -           (195)             -             -              -
                                            --------      --------       ---------      --------      --------      ---------
 Regulatory capital amounts                   11,208        11,208          11,904        10,708        10,708         11,587
 Minimum requirement                           2,167         4,334           6,855         1,861         3,722          6,266
                                            --------      --------       ---------      --------      --------      ---------
 Excess over requirement                    $  9,041      $  6,874       $   5,049      $  8,847      $  6,986      $   5,321
                                            --------      --------       ---------      --------      --------      ---------
                                            --------      --------       ---------      --------      --------      ---------


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

The OTS regulations implementing the PCA provisions define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a Tier 1 risk-based or core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the PCA regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1998, Broadway Federal was a well-capitalized institution.

The table below presents Broadway Federal's capital ratios at December 31, 1998 and 1997:


                                                           ACTUAL
                                               -----------------------------
(Dollars in thousands)                          AMOUNT                RATIO
                                               --------              -------
December 31, 1998:
Leverage/Tangible Ratio                         $11,208                7.62%
Tier I Risk-based ratio                          11,208               13.08
Total Risk based ratio                           11,904               13.90

December 31, 1997:
Leverage/Tangible Ratio                         $10,708                8.63%
Tier I Risk-based ratio                          10,708               13.67
Total Risk based ratio                           11,587               14.79


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

LOANS TO ONE BORROWER

Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined for this purpose by reference to an institution's regulatory capital. In addition, the basic 15% of capital lending limit includes as part of capital that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital for regulatory purposes. At December 31, 1998, the maximum amount which Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $1.8 million. At December 31, 1998, the largest aggregate amount of loans which Broadway Federal had outstanding to any one borrower was $1.7 million.

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

LIQUIDITY

Effective November 24, 1997 revised regulations allow savings institutions to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The new regulations also require that in addition to meeting the minimum requirement above, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation and that the OTS can permit an institution to reduce its liquid assets below the minimum under certain conditions. For the calculation period including December 31, 1998, the liquidity ratio for Broadway Federal was 20.76%, which exceeded the new requirement.

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

QUALIFIED THRIFT LENDER TEST

Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. At December 31, 1998, Broadway Federal was in compliance with its QTL test requirements.

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

In connection with a conversion from mutual to stock form, a savings institution is required to establish a liquidation account in an amount equal to the converting institution's net worth as of a practicable date prior to the conversion. The liquidation account is maintained for the benefit of certain eligible account holders maintaining accounts at or prior to the date of conversion. In the event of a complete liquidation of the converted savings institution (and only in such event), each such account holder is entitled to receive a distribution from the liquidation account equal to the then current adjusted balance of the holder's savings accounts with the savings institution. Broadway Federal's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the institution from mutual to stock form in January 1996. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

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

Pursuant to the 1996 Act, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debt, under which additions to reserves are based on the institution's actual loss experience. Broadway Federal qualifies as a small bank, and, has, utilized the reserve method of accounting for bad debts based on Broadway Federal's actual loss experience.

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

ITEM 2.  DESCRIPTION OF PROPERTY

 Broadway Federal conducts its business through four branch offices. Broadway Federal's loan origination and service operations are also conducted from one of its branch offices. Until March 1998, Broadway Federal's administrative and corporate operations were conducted through temporary facilities in one of the four branch offices. Such operations are now conducted in the Company's new corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses a fifth branch office. Broadway Federal opened its sixth branch office at 10920 So. Central Avenue, Los Angeles in November 1998.

There are no mortgages, material liens or encumbrances against any of Broadway Federal's owned properties. Management believes that all of the properties are adequately covered by insurance, and that the carrying amount of the properties approximates their fair values. Management also believes that Broadway Federal's facilities are adequate to meet the present needs of Broadway Federal and the Company, but that it may be necessary to lease or construct other facilities to meet the longer term needs of Broadway Federal and the Company.


                                                                                                         Net Book Value
                                                                                                         of Property or
                                                                Original Date                               Leasehold
                                            Leased or            Leased or          Date of Lease        Improvements at
 Location                                    Owned               Acquired            Expiration         December 31, 1998
------------                               -----------          ------------        -------------       -----------------
 ADMINISTRATIVE/BRANCH OFFICE:
 4800 Wilshire Blvd..(1)(6)                  Owned                   1997                  -                $2,033,000
 Los Angeles, CA

 BRANCH OFFICE:
 4429 S. Broadway Blvd.(1)(2)(9)             Leased                  1997               Monthly                  2,000
 Los Angeles, CA

 4835 West Venice Blvd. (1)(8)               Building                1965                 2013                 140,000
 Los Angeles, CA                             Owned on
                                             Leased Land

 3555 West Slauson Blvd. (1)(7)              Leased                  1997                 1999                  20,000
 10920 S. Central Ave. (1)                   Leased                  1998                 (9)                  154,000
 Los Angeles, CA

 BRANCH OFFICE/LOAN ORIGINATION
 AND SERVICE CENTER:
 170 N. Market Street(1)(4)                  Owned                   1996                  -                   974,000
 Inglewood, CA

 4429 West Adams Blvd.(3)
 Los Angeles, CA                             Owned                   1993                  -                   196,000

 4001 South Figueroa Street (5)              Owned                   1996                  -                   911,000
 Los Angeles, CA


-------------------
(1)  These offices are used as savings branch facilities.
(2) The building previously located on this land was destroyed during the 1992 Los Angeles civil disturbance. This property was sold and leased back from the purchasers in December of 1997. The lease payments are $4,000 per month and the lease will continue on a month-to-month basis until the completion of the new Broadway branch facility located at 4001 South Figueroa Street. The new facility is expected to be completed by May of 1999.
(3) Broadway Federal acquired this property in 1993 in anticipation of including it as part of a proposed new corporate facility. Adjacent parcels, which were needed to begin construction on the corporate facility, have not been acquired. This property will be sold at a future date.
(4) In July 1996 the property located at 170 N. Market Street was acquired in anticipation of relocating the former 110 S. La Brea branch facility upon expiration of the lease on September 30, 1996. The expired lease was not renewed and the branch was successfully relocated to the new facility in January 1997. The cost of the facility was $412,000 and Broadway Federal incurred renovation costs of approximately $568,000.

(5) Broadway Federal acquired this property in December 1996. The property is 19,200 square feet of unimproved real estate which will be used to build a new branch facility. When complete, the branch office currently housed in a modular facility, located at 4429 South Broadway Blvd., will be relocated to this new facility. The cost of the property was $415,000, the cost of constructing the new branch is approximately $1.3 million.. The source of funds for this acquisition were the insurance proceeds received for property that was destroyed during the 1992 Los Angeles civil disturbance.
(6) In February of 1998, the corporate and administrative offices were transferred from 4835 W. Venice Blvd. to the newly acquired property located at 4800 Wilshire Blvd. The property was purchased in August of 1997 for $1,603,000 and renovations of $466,000 were completed in early 1998.
(7) In July of 1997, Broadway Federal leased 200 square feet of space from Nix Check Cashing, Inc. at $500 per month, to be used as a branch facility. Renovations costing $36,000 were performed and the Slauson Business Center began operations in July 1997.
(8) In June 1997, Broadway Federal leased 590 square feet of space to the Automobile Club of Southern California for a term of five years at $1,750 per month in the branch facility located at 4835 West Venice Blvd.
(9) Final lease terms including the expiration date of the lease are currently being negotiated.

ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1998 two unrelated legal proceedings arising out of alleged fraudulent endorsements by Broadway Federal customers are pending against Broadway Federal. One proceeding involves a complaint filed against Broadway Federal for fraud, conversion, declaratory relief and injunctive relief. The complaint seeks damages of $95,000, as well as punitive damages. The second proceeding involves a complaint for breach of transfer and presentment warranties. This complaint seeks damages of $182,000. The Company is presently evaluating both complaints and is considering filing cross-complaints in each case.

In the ordinary course of business, the Company and Broadway Federal are defendants in various litigation matters, other than the ones discussed above. In the opinion of Management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                      PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." As of March 8, 1999, 932,494 shares of Common Stock were outstanding and held by approximately 441 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.


                          4th           3rd              2nd            1st
 1998                   Quarter        Quarter         Quarter        Quarter
------                 ---------      ---------       ---------      ---------
 High..........        $  8 3/4        $11 7/8         $13            $13 3/4
 Low..........            6 3/4          8 1/4          10 7/8         12 1/2

 1997
------
 High..........          13 3/8         11 1/2          11 1/4         11 1/4
 Low..........           11 1/8         10 1/2          10 3/4          9 1/4


During 1998 and 1997, the Company paid quarterly dividends to Common Stock shareholders at the rate of $0.05 per share, per quarter. During 1998 the Company also issued an 8% stock dividend, which increased total shares outstanding by 69,047 to 932,447.

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

Dividends from the Bank are the Company's principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule established "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as Broadway Federal that meet their fully phased-in capital requirements the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) net income to date during the current year and (2) the amount that would reduce by one-half the Bank's surplus capital ratio at the beginning of the current year.

In addition to Common Stock, the Company, as part of the Bank's mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock ("Preferred Stock"). The Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Preferred Stock was not publicly offered. The Preferred Stock was issued to holders of nonwithdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Preferred Stock. The Preferred Stock is non-voting and non-cumulative and is subordinate to all indebtedness of the Company, including customer accounts. In December 1997 the Company issued 32,613 shares of its Common Stock from its Common Shares held as treasury shares. The additional shares were issued in exchange for 35,874 shares of the Company's Series A Preferred Stock, which was retired. During 1998 and 1997, the Company paid dividends to Preferred Stockholders at the rate of $0.125 per share, per quarter.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
GENERAL

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

For the years ended December 31, 1998 and 1997, the Company recorded net earnings of $209,000 and $559,000, respectively. At December 31, 1998 and 1997, respectively, the Company had total consolidated assets of $145.4 million and $125.1 million; total deposits of $126.0 million and $109.9 million; and stockholders' equity of $13.6 million and $13.4 million, representing 9.32% and 10.74% of assets. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 1998 and 1997, with tangible and core capital each at 7.65% and 8.63% and risk-based capital at 13.93% and 14.79%, respectively.

INTEREST RATE SENSITIVITY

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with those of the Company's interest-bearing liabilities. During a period of falling interest rates, the net earnings of an institution whose interest rate sensitive assets maturing or repricing during such period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the period may, absent offsetting factors, be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, the net earnings of an institution may, also absent offsetting factors, increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. For extended time periods, however, an institution with a large portfolio of ARMs may not be protected from increases in interest rates since ARMs generally have periodic and lifetime interest rate caps. Additionally, Broadway Federal's ARMs are predominantly tied to the COFI, which is a "lagging" market index, whereas its deposit costs are not. Rapid increases in interest rates could therefore have a negative impact on Broadway Federal's earnings. Declining interest rates have, in general, benefitted Broadway Federal primarily due to the effect of the lagging market index which has resulted in the interest income earned on loans declining at a slower rate than interest expense paid on deposits. This effect of the lagging index, however, has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARMs, which are generally repriced at least semi-annually and indexed to the COFI.

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

NET PORTFOLIO VALUE

The OTS has adopted a rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules. See "Business--Regulation--Capital Requirements." Although this rule has been adopted and published, it is not yet effective. Under the rule, an institution with a greater than normal level of interest rate risk (as determined by the OTS) will be subject to a deduction of its interest rate component from total capital for purposes of calculating the institution's risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2% of the estimated market value of its assets in the event of a 200 basis point parallel increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct 50% of that excess change from its capital. The rule provides that the OTS will calculate the IRR component quarterly for each institution. At December 31, 1998 there would have been no decrease in the Bank's NPV as a percentage of the present value of assets at the 200 basis point level.

The following table presents Broadway Federal's NPV as of December 31, 1998 as calculated by the OTS for the foregoing purposes based on information provided to the OTS by Broadway Federal. Such information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal by the OTS. No representation is made as to the accuracy of such information as an indication of interest rate risk or as to the significance thereof in Broadway Federal's management of interest rate risk.


                                             NET PORTFOLIO VALUE
     -------------------------------------------------------------------------------------------------
       CHANGE IN INTEREST                                                           CHANGE IN NPV AS %
     RATES IN BASIS POINTS                                                          OF PRESENT VALUE
         (RATE SHOCK)            AMOUNT           $ CHANGE         % CHANGE (1)         OF ASSETS
     ---------------------      --------          --------         ------------     ------------------
                                            (Dollars in thousands)
               400              $17,139              114                1                  .29
               300               17,469              444                3                  .43
               200               17,524              499                3                  .41
               100               17,294              269                2                  .22
              Zero               17,025                -                -                    -
              (100)              17,049               24                -                 (.04)
              (200)              17,236              211                1                  .01
              (300)              17,622              597                4                  .17
              (400)              17,908              883                5                  .27


-----------------
(1)  Percentage changes less than 1% not shown.

The above table suggests that in the event of a 200 basis point change in interest rates, Broadway Federal would experience 3% increase in NPV in a rising rate environment and a 1% increase in NPV in a declining rate environment. In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "--Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

MARKET RISK

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 1998. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments. Similarly, substantially all of the Company's investment securities portfolio is comprised of callable government agency securities.


                                        1999        2000        2001        2002        2003   Thereafter      Total    Fair Value
                                       ------      ------      ------      ------      ------  ----------      -----    ----------
INTEREST EARNING ASSETS:
------------------------
Loans Receivable: (1) (2) (3) (4)
 Fixed                                  $6,096      $4,124      $2,477      $2,034      $1,638     $ 4,997     $21,366     $25,660
 Average Interest Rate                   8.76%       8.82%       9.05%       9.07%       9.04%       8.86%       8.89%

 Adjustable                             $7,336      $5,661      $4,860      $4,222      $3,716     $64,487     $90,282     $92,242
 Average Interest Rate                   7.51%       7.50%       7.53%       7.58%       7.62%       8.04%       7.90%

Investment Securities (5)               $7,622                              $1,000                              $8,622      $8,607
Average Interest Rate                    5.20%                               5.70%                               5.25%

Mortgage Backed Securities (6)(7)

 Fixed                                  $1,620      $1,277        $998        $877        $685      $3,321      $8,778      $9,650
 Average Interest Rate                   7.31%       7.40%       7.38%       7.36%       7.39%       7.29%       7.34%

 Adjustable                               $607        $499        $410        $335        $275      $1,192      $3,318      $2,429
 Average Interest Rate                   6.63%       6.63%       6.63%       6.63%       6.64%       6.64%       6.64%

FHLB Stock (8)                            $987                                                                    $987        $987
Average Interest Rate                    6.02%                                                                   6.02%

Interest Bearing Deposits               $2,754                                                                  $2,754      $2,754
Average Interest Rate                    4.55%                                                                   4.55%

Total Interest Earning Assets          $27,022     $11,561      $8,745      $8,468      $6,314     $73,997    $136,107    $142,329

INTEREST BEARING LIABILITIES:
-----------------------------
Savings Accounts:
 Now Accounts (9)                       $1,721      $1,429      $1,186        $984        $817      $3,989     $10,126     $10,126
 Average Interest Rate                   1.01%       1.01%       1.01%       1.01%       1.01%       1.01%       1.01%

 Passbook Accounts (10)                 $4,854      $4,029      $3,344      $2,776      $2,304     $11,247     $28,554     $28,554
 Average Interest Rate                   1.50%       1.50%       1.50%       1.50%       1.50%       1.50%       1.50%

 Certificate Accounts (11)             $55,560     $10,487      $3,203        $766      $5,146        $880     $76,042     $73,038
 Average Interest Rate                   4.86%       5.61%       5.75%       5.90%       4.08%       5.74%       4.97%

 Money Market Funds (12)                $1,698      $1,137      $2,305                                          $5,140      $5,140
 Average Interest Rate                   2.11%       2.11%       2.11%                                           2.11%
 Non Interest Bearing Checking (13)     $2,025      $1,357        $909        $576        $419        $850      $6,136      $6,136
 Average Interest Rate

Fixed Interest Rate Borrowings:
 Federal Home Loan Bank
 Advances                                           $4,500                                                      $4,500      $4,467

 Average Interest Rate                               5.05%                                                       5.05%
Other Interest Bearing Liabilities                                            $521                                $521        $521
Average Interest Rate                                                        0.60%                               0.60%


Total Interest Bearing Liabilities     $65,858     $22,939     $10,947      $5,623      $8,686     $16,966    $131,019    $127,981


FOOTNOTES:

1) Loans receivable are not reduced for net deferred loan fees, undisbursed loan proceeds and the allowance for loan losses.

2) For single family residential loans, assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 17.52% for adjustable rate loans, and 15% to 33% for fixed rate loans.

3) Approximately 92% of the Company's adjustable rate loans reprice on an average of six months or less. These loans change with the COFI Index. The remaining adjustable rate loans primarily reprice using a current market index such as the one year constant maturity Treasury Index. All loans are subject to various market based annual and lifetime rate caps and floors.

4) Non-performing loans, totaling $1.1 million are categorized as maturing in 1999.

5) As of December 31, 1998, $1.5 million of the securities have maturities ranging from 1999 to 2003. However, they are subject to call given their current above market yields.

6) Mortgage-backed securities with single family residential loan collateral are based on contractual annual amortization and balloon maturity assumptions adjusted for prepayment rates on fixed rate securities are assumed to range from 13% to 18.5%.

7) The Company's adjustable rate mortgage-backed securities reprice on an annual basis based upon changes in the one year constant maturity Treasury index. Various annual and lifetime market based caps and floors exist.
     The schedule uses an assumed prepayment rate of 17.52%.

8) FHLB Stock does not have a market. Its fair value is therefore unknown. However, historically the stock could be redeemed to the Federal Home Loan Bank at par.

9) For NOW accounts, it is assumed that the decay rate is 17% for five years, with the remaining balance maturing at the end of that time.

10) For regular passbook accounts, it is assumed that the decay rate is 17% for seven years, with the remaining balance maturing at the end of that time.

11)  Certificate accounts have been shown based upon stated maturities.

12) For Money Market accounts, it is assumed that the decay rate is 33%, with balance maturing in the third year.

13) Non-interest bearing checking accounts have been shown based upon a 33% decay rate for seven years, with the remaining balance maturing at the end of that time.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Systems that calculate, compare or sort data using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include: business disruption or temporary shutdown and financial loss. Pursuant to its information technology strategy, the Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines (ATMs), copiers, fax machines, coin/currency counters, and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

State of Readiness

In June 1998, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Committee comprised of representatives from all divisions of the Company. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative to make the Company's IT assets and non-IT assets Year 2000 compliant. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the first quarter of 1998. As a result, the Company replaced approximately 95% of its existing personal computers and monitors, as well as its date processing service bureau.

The Company's non-IT assets were also assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness.

The Year 2000 Committee's initiative to make the Company's IT assets and non-IT assets Year 2000 compliant is comprised of the following phases:

1. Awareness-Educational initiative on Year 2000 issues and concerns. This phase has been completed.

2. Assessment-Inventory of IT assets and non-IT assets as well as identification of third-party vendors and service providers with which the Company has material relationships. This phase has been completed.

3. Renovation-Review of vendor and service providers' responses to the Company's Year 2000 inquiries and development of a follow-up plan and time-line. This phase has been completed.

4. Validation-The Year 2000 Committee's readiness initiative is currently in this phase. This phase consists of testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers of Year 2000 issues. The testing of IT assets and non-IT assets is substantially complete. The testing of third-party vendors and service providers has begun and will continue through June 30, 1999. Testing of all mission-critical systems is scheduled to be completed by June 30, 1999.

5. Implementation-As mentioned above, the Company replaced 95% of its computer hardware and software, and converted to a data processing service bureau that is considered to be Year 2000 compliant. The Company has conducted sufficient testing to satisfy itself of such compliance. The Company has also tested its new hardware and software and ascertained their compliance. The major focus of the Company's efforts is currently to ensure that its vendors are compliant. This process is expected to be completed by the end of the second quarter of 1999.

Costs to Address the Year 2000 Issue

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $500,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and additional costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $452,000, of which $20,000 were expensed. The major part of the costs incurred to date relate to the replacement of hardware and software which have been capitalized in accordance with Company policies.

Risks Presented by the year 2000 Issue

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau was performed with satisfactory results.

If this third-party service provider or other third-party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

Contingency Plans

Where it is possible to do so, the Company has scheduled testing with third-party vendors and service providers. Where this is not possible, the company will rely upon certifications of Year 2000 compliance from vendors and service providers. Most vendors and service providers have targeted March 31, 1999 as their expected date available for testing. Until that time, the Company is unable to fully assess its risks from potential Year 2000 non-compliance and to develop its Year 2000 contingency plans. The Company is currently developing a contingency plan to minimize disruption of operations due to Year 2000 issues. Included are plans to recover critical business operations and alternatives to mitigage potential effects of critical third-party vendors and service providers whose own failure to properly address Year 2000 issues may adversely impact the ability to perform certain functions. Alternative strategies and contingency plans for liquidity and cash will also be included as part of the plan. The contingency plan is expected to be substantially complete for critical business operations by June 30, 1999.

There can be no assurance that the Company's Year 2000 initiative will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the initiative will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                                 FOR THE
                                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------
                                                             1998                                      1997
                                            --------------------------------------     -------------------------------------
                                                                          AVERAGE                                  AVERAGE
                                              AVERAGE                     YIELD/         AVERAGE                     YIELD/
                                              BALANCE      INTEREST        COST          BALANCE     INTEREST        COST
                                           -------------  ----------     --------      ----------  -----------    ----------
                                                                             (in thousands)
ASSETS
     INTEREST-EARNING ASSETS:
          Interest-earning deposits         $        148  $        4       2.70%       $       19  $        6         3.05%

          Federal Funds sold and other
               short-term investments              2,638         113        4.28            2,938         164          5.58
          Investment securities, (1)               8,689         541        6.23            7,827         396          5.06

          Loans receivable(2)(3)                 106,535       8,630        8.10           97,503       8,354          8.57

          Mortgage-backed securities, (1)          5,650         338        5.98            2,218         141          6.36
          FHLB Stock                                 963          59        6.13              904          59          6.53
                                            ------------  ----------                   ----------  ----------
          TOTAL INTEREST-EARNING ASSETS          124,623  $    9,685        7.77          111,587  $    9,120          8.17
                                                          ----------                               ----------
     NONINTEREST-EARNING ASSETS                   10,645  ----------                        8,834  ----------
                                            ------------                               ----------
               TOTAL ASSETS                 $    135,268                               $  120,421
                                            ------------                               ----------
                                            ------------                               ----------

LIABILITIES AND RETAINED EARNINGS
     INTEREST-BEARING LIABILITIES:
          Money market deposits             $      4,562  $       84       1.84%       $    4,394  $      88          2.00%
          Passbook deposits                       28,063         508        1.81           28,515         567          1.99
          NOW and other demand deposits           14,130          67        0.48           10,818          67          0.62
          Certificate accounts                    70,483       3,577        5.07           61,295       3,244          5.29
                                            ------------  ----------                   ----------  ----------
     TOTAL SAVINGS DEPOSITS                      117,238       4,236        3.61          105,022       3,966          3.78
          FHLB advances                            2,607         148        5.67              541          19          3.51
                                            ------------  ----------                   ----------  ----------

          TOTAL INTEREST-BEARING LIABILITIES     119,845  $    4,384        3.66          105,563  $    3,985          3.77
                                            ------------  ----------                   ----------  ----------
                                                          ----------                               ----------

     Noninterest-bearing liabilities               1,868                                    1,733
     Retained earnings                            13,555                                   13,125

          TOTAL LIABILITIES AND RETAINED
               EARNINGS                     $    135,268                               $  120,421
                                            ------------                               ----------
                                            ------------                               ----------

     NET INTEREST RATE SPREAD(4)                          $    5,301        4.11%                  $    5,135          4.40%

     NET INTEREST MARGIN(5)                                                 4.25                                       4.60



     RATIO OF INTEREST-EARNING ASSETS TO
          INTEREST-BEARING LIABILITIES                                    103.99                                     105.71

     RETURN ON AVERAGE ASSETS                                               0.18                                       0.46

     RETURN ON AVERAGE EQUITY                                               1.79                                       4.26
     AVERAGE EQUITY TO
          AVERAGE ASSETS RATIO                                             10.02                                      10.90

---------------
(1) All investment and mortgage-backed securities were categorized as held-to-maturity, and none were categorized as available-for-sale.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(3)  Amount excludes non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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


                                                       YEAR ENDED DECEMBER 31, 1998              YEAR ENDED DECEMBER 31, 1997
                                                          COMPARED TO YEAR ENDED                     COMPARED TO YEAR ENDED
                                                            DECEMBER 31, 1997                          DECEMBER 31, 1996
                                                      -----------------------------           --------------------------------
                                                        INCREASE (DECREASE) IN NET                INCREASE (DECREASE) IN NET
                                                             INTEREST INCOME                           INTEREST INCOME
                                                      -----------------------------           --------------------------------
                                                       DUE TO      DUE TO                     DUE TO       DUE TO
                                                       VOLUME       RATE      NET             VOLUME        RATE          NET
                                                      -----------------------------          ---------------------------------
                                                                                 (in thousands)
INTEREST-EARNING ASSETS:
  Interest-earning deposits                           $   (2)    $     -   $    (2)           $    8      $   (13)       $  (5)
  Federal funds sold and other short term
  investments                                            (17)       (34)       (51)              (57)           6          (51)
  Investment securities, net                              44        101        145                 21         (60)         (39)
  Loans receivable, net                                  774       (498)       276               544          (66)          478
  Mortgage backed securities, net                        218        (21)       197               (28)          14          (14)
  FHLB stock                                               4         (4)         -                 3             -           3
                                                      -----------------------------          ---------------------------------

     TOTAL INTEREST-EARNING ASSETS                     1,021       (456)       565               491         (119)          372
                                                      -----------------------------          ---------------------------------

INTEREST-BEARING LIABILITIES:
  Money market deposits                                    3         (7)        (4)                3           (9)          (6)
  Passbook deposits                                       (9)       (50)       (59)              (39)          (9)         (48)
  NOW and other demand deposits                           21        (21)         -                  -           5            5
  Certificate accounts                                   486       (154)       332               467           58          525
  FHLB advances                                           68         62        130                27           (2)          25
                                                      -----------------------------          ---------------------------------

     TOTAL INTEREST-BEARING LIABILITIES                  569       (170)       399               458           43          501
                                                      -----------------------------          ---------------------------------

     CHANGE IN NET INTEREST INCOME                    $  452   $   (286)   $   166            $   38    $    (162)     $  (129)
                                                      -----------------------------          ---------------------------------
                                                      -----------------------------          ---------------------------------

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

GENERAL

The Company recorded net earnings of $209,000 or $0.19 per diluted share, for the year ended December 31, 1998, compared to net earnings of $559,000 or $0.56 per diluted share, for the year ended December 31, 1997. This $350,000 decrease in net earnings for the year was impacted by several factors occurring in 1998 and 1997. During the twelve months ended December 31, 1998 an additional provision for loan losses of $184,000 was taken primarily due to the charge-off of a loan secured by a single-family property, and a $228,000 write-down of premiums on loans purchased and servicing assets resulting from accelerated payoffs of such loans which was recorded as a reduction of interest income. During the twelve months ended December 31, 1997 net earnings included a $272,000 gain on the sale of an office property sold during the fourth quarter. Excluding such adjustments the Company would have recorded net earnings for the years ended December 31, 1998 and 1997 of $454,000 and $401,000, respectively. The net earnings for 1998 were also impacted by the net effect of other offsetting factors, which included higher interest income on loans and investments, higher interest expense on savings deposits and borrowings and higher noninterest expense.

INTEREST INCOME

Interest income increased by $565,000, or 6.20%, from $9.1 million in 1997 to $9.7 million in 1998. This increase was primarily the result of an increase in average interest-earning assets of $13.0 million, to $124.6 million for the year ended December 31, 1998 from

$111.6 million for the same period a year ago. The increase in average interest-earning assets resulted from Broadway Federal's focus on increasing its loan and investment portfolios.

The effect of the increase in average interest-earning assets was partially offset by a decrease in the average yield on such assets from 8.17% during the year ended December 31, 1997 to 7.77% during the year ended December 31, 1998. Interest income from loans, which accounted for approximately 89% of total interest income in 1998, increased by $276,000, or 3.30%, due to a $9.0 million, or 9.26%, increase in the average balance of loans, offset by a 47 basis point decrease in the average yield on loans from 8.57% for 1997 to 8.10% for 1998. Interest income from mortgage-backed securities increased $197,000, or 139.72%, from $141,000 in 1997 to $338,000 in 1998, primarily due to a $3.4 million, or 154.73%, increase in the average balance of mortgage-backed securities, offset by a 33-basis point decrease in the average yield on such securities from 6.31% during 1997 to 5.98% during 1998. The decreases in average yields on loans and mortgage-backed securities resulted from a decreasing interest rate environment during 1998. Interest income from investment securities, which includes income from fed funds and other short-term investments, interest earning deposits and investment securities, increased $92,000, or 16.25%, from $566,000 in 1997 to $658,000 in 1998, primarily due to a 117 basis point increase in the average yield on investment securities to 6.23% during 1998 from 5.06% during 1997, coupled with a $862,000, or 11.01% increase in the average balance of investment securities to $8.7 million during 1998, from $7.8 million during 1997. The increase in average yields on investment securities primarily resulted from more emphasis being placed on higher yielding intermediate-term investments during 1998.

INTEREST EXPENSE

Interest expense includes interest on savings deposits and on borrowings. Interest expense increased $399,000, or 10.01%, for the year ended December 31, 1998, to $4.4 million, from $4.0 million for the same period a year ago. This increase was primarily the result of an increase in average interest-bearing liabilities of $14.2 million, to $119.8 million for the year ended December 31, 1998 from $105.6 million for the same period a year ago. Interest on savings deposits, which accounted for approximately 97% of interest expense in 1998, increased by $270,000 or 6.81%, due to a $12.2 million, or 11.63%, increase in the average balance of savings deposits offset by a 17 basis point decrease in the average cost of deposits from 3.78% for 1997 to 3.61% for 1998. The decrease in the average cost of savings deposits also reflects the decreasing interest rate environment during 1998 and the Bank's ability to maintain its core deposit portfolio mix and increase its NOW and other demand deposit portfolio from $12.9 million at December 31, 1997 to $16.2 million at December 31, 1998.

Net interest spread ("NIS"), which represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities, decreased from 4.40% at December 31, 1997 to 4.11% at December 31, 1998. This 29-basis point decrease in NIS primarily results from lower yields on interest earning assets between 1997 and 1998. However, the Company's net interest income increased $166,000, or 3.23%, from $5.1 million during 1997 to $5.3 million during 1998, due primarily to higher asset turnover resulting from $28.8 million in loan principal repayments during the year ended December 31, 1998, compared to $9.2 million during 1997. Management continues to take steps in an attempt to stabilize core earnings, which include (i) increasing loan originations, specifically multi-family originations, which have higher yields and larger margins over the stated index; (ii) increasing the level of noninterest bearing checking deposits; and (iii) attempting to hold deposit rates on jumbo and other certificate accounts to levels which are less than or equal to related Federal Home Loan Bank borrowing rates. In addition, management continues to take steps designed to reduce non-interest expenses, including reducing the number of full-time employees.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $184,000, or 69.17%, from $266,000 for the year ended December 31, 1997 to $450,000 for the year ended December 31, 1998. The higher provision results from management's ongoing analysis of the Company's allowance for loan losses, which in turn is impacted by the level of charge-offs during the period. For the year ended December 31, 1998 loan charge-offs totaled $353,000, as compared to $386,000 for the same period in 1997. The charge-offs during 1998 primarily consisted of a $233,000 charge-off of two loans made to one borrower. The property securing these loans was a single-family residence located in Los Angeles, California that was sold through foreclosure. Another charge-off totaling $64,000 was on a loan secured by a 32-unit property that was taken back in foreclosure during the year and sold by year end. Other charge-offs during the period, totaling $54,000, were on five properties transferred to REO and a $2,000 nonmortgage loan.

Total non-performing assets, consisting of non-accrual loans and REO, decreased by $753,000, from $2.1 million at December 31, 1997 to $1.3 million at December 31, 1998. Of the $753,000 decrease, $169,000 represented an increase in non-accrual loans, offset by a $922,000 decrease in REO. As a percentage of total assets, non-performing assets were 0.90% at December 31, 1998, compared to 1.65% at December 31, 1997. The allowance for loan losses was 105.62% of nonperforming loans at December 31, 1998, compared to 114.44% at December 31, 1997. Non-accrual loans at December 31, 1998 included nine loans totaling $876,000 secured by one-
to four-unit properties and one loan totaling $214,000 secured by a
multi-family property.   REO at December 31, 1998 included a commercial
property with a book value of $83,000 and one parcel of land having a book value of $139,000.

NONINTEREST INCOME

Noninterest income decreased by $4,000, or 0.47%, to $855,000 for the year ended December 31, 1998, from $859,000 for the same period a year ago. The decrease is due to a number of offsetting factors. Gain on sale of mortgage loans decreased $109,000, from $123,000 in 1997 to $14,000 in 1998 due to a decrease in loans sold during the year. Gain on sale of office properties and equipment decreased from $272,000 in 1997 to $7,000 in 1998 due the sale in 1997 of property previously used as Broadway Federal's corporate office and main savings branch, which was destroyed during the 1992 Los Angeles civil disturbance. Gain on casualty insurance reimbursement increased from zero in 1997 to $199,000 in 1998 due to the recognition of insurance proceeds resulting from the April 1992 destruction by fire of Broadway Federal's main branch office. Other noninterest income increased $171,000, from $50,000 in 1997 to $221,000 in 1998 due to the reversal of a $170,000 accrual that had been set up for interest and penalties on funds escheated to the State of California in 1992. It has been determined that the interest and penalties are not due and that the accrual was no longer necessary.

NONINTEREST EXPENSE

Noninterest expense increased by $589,000, or 12.36%, to $5.4 million for the year ended December 31, 1998, from $4.8 million for the same period a year ago. The increase in noninterest expense was primarily due to increases in compensation and benefits, occupancy expense, advertising and promotional expense, federal insurance premiums, insurance bond premiums, write-downs, expenses and write-offs related to the operation and sale of REO, contracted security services and other expenses, offset primarily by a decrease in net operational losses. Compensation and benefits increased by $129,000 for the year ended December 31, 1998, as compared to the same period a year ago. The increase results from general salary increases during the year and an increase in the number of staff. Occupancy expense, including depreciation and repair and maintenance costs on fixed assets, increased by $193,000, to $1.1 million for the year ended December 31, 1998, as compared to the same period a year ago. The increases were primarily due to increases in computer expenses, rent and utilities, maintenance and repair and depreciation on office buildings. Advertising and promotional expense increased $45,000, to $208,000 for the year ended December 31, 1998, as compared to the same period a year ago. The increases were primarily attributable to increased marketing and promotions during the year and the grand opening of the Wilshire corporate office.

Federal deposit insurance premiums increased by $17,000 due to an increase in savings deposits. Write-downs, expenses and write-offs related to the operation and sale of REO increased $72,000, from $130,000 in 1997 to $202,000 in 1998.
The increase results from the aggressive resolution of REO assets during the year, resulting in the disposal of eleven REO's. Contracted security services increased by $21,000, from $128,000 in 1997 to $149,000 in 1998. The increase results from security services provided to new branch offices during 1998.
Other noninterest expense increased $134,000, from $568,000 in 1997 to $702,000 in 1998. The increase resulted from an increase in legal fees, telephone and postage, loan expense and other operating expense. Offsetting these increases is a $30,000 decrease, to $70,000 for the year ended December 31, 1998, in operational expense, which includes bad debt write-offs and the portion of savings losses in excess of insurance proceeds. The decrease primarily resulted from lower savings losses incurred in 1998 as compared to the prior year.

INCOME TAXES

Income taxes decreased from $403,000 for the year ended December 31, 1997, to $142,000 for 1998, resulting in a respective decrease in the effective tax rate from 41.89% to 40.46%. The decrease in income taxes was the result of lower earnings before income taxes during 1998, as compared to the same period in 1997.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

Total assets at December 31, 1998 were $145.7 million compared to $125.1 million at December 31, 1997, an increase of $20.3 million, or 16.23%. Net loans receivable increased $5.7 million to $109.6 million at the year ended December 31, 1998, as compared to $103.9 million at December 31, 1997. The increase in net loans resulted from $22.1 million in loan originations and $15.3 million in loan purchases, offset primarily by $28.9 million in principal repayments, $561,000 in loans transferred to foreclosure and $2.0 million in loans sold during the year. Loans held for sale at December 31, 1998 and 1997 totaled $2.5 million and $222,000, respectively. Investment securities increased $11.5 million, from $9.2 million at December 31, 1997 to $20.7 million at December 31, 1998. The increase in investment securities resulted from the acquisition of mortgage-backed and U.S. government federal agency securities during the year. Office properties and equipment increased from $1.4 million, to $5.4 million at December 31, 1998, primarily as a result of renovation costs incurred for the Bank's branch and administrative offices located in the City of Los Angeles and the costs
incurred for a new computer system.   The new Wilshire Boulevard facility,
which includes a new savings branch, was acquired to replace the Bank's administrative office lost by fire during the 1992 civil disturbance in Los Angeles. The Company began to occupy the new facility in March 1998.

Total liabilities at December 31, 1998 were $132.0 million compared to $111.7 million at December 31, 1997. The $20.3 million increase is primarily attributable to a $16.1 million increase in savings deposits which were used to fund the increase in total assets.

Total capital at December 31, 1998 was $13.6 million as compared to $13.4 million at December 31, 1997, representing an increase of $114,000. Capital decreased due to the payment of $208,000 in dividends during the year. This decrease was offset by net earnings of $209,000 for the year and a $113,000 Employee Stock Ownership Plan ("ESOP") repayment.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

 The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 14.86% and 14.18% for the years ended December 31, 1998and 1997, respectively. The relatively high liquidity ratio results from the fact that Conversion proceeds, which the Company has not yet invested into Bank loans, are held as investments in treasury securities and federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At December 31, 1998 and 1997 FHLB advances totaled $4.5 million and zero, respectively. During the years ended December 31, 1998 and 1997 Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) or provided by operating activities were $(2.1) million and $1.2 million for the years ended December 31, 1998 and 1997, respectively.
Loans originated for sale, net of refinances, totaled $4.3 million and $3.9 million for the years ended December 31,1998 and 1997, respectively. Proceeds from the sale of loans receivable held for sale totaled $2.0 million and $3.8 million for the years ended December 31, 1998 and 1997, respectively. Net cash used in investing activities consists primarily of disbursements for loan originations and purchases of loans and investments, offset by principal collections on loans and proceeds from the sale, maturity or redemption of investments. Disbursements on loans originated and purchased were $33.0 million and $18.3 million for the years ended December 31, 1998 and 1997, respectively. Proceeds from loan principal repayments were $28.8 million and $9.2 million for the years ended December 31, 1998 and 1997, respectively. Purchases of investment securities held to maturity were $25.2 million and $5.0 million for the years ended December 31, 1998 and 1997, respectively. Proceeds from the sale, maturity or redemption and principal payments of mortgage-backed and investment securities were $13.7 million and $6.0 million for the years ended December 31, 1998 and 1997, respectively. Capital expenditures for office properties and equipment for the years ended December 31, 1998 and 1997 totaled $1.7 million and $2.3 million, respectively. Net cash provided by financing activities was derived from an increase in savings deposit accounts and advances from the FHLB. The net increase in savings deposits for the year totaled $16.1 million, or 14.7%.

At December 31, 1998, the Company had outstanding commitments to originate loans of $2.4 million and no commitments to purchase loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposits which have contractual maturities of one year or less from December 31, 1998, totaled $55.6 million.
If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could res result in increased cost of funds. Historically, the Company has maintained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE - In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's consolidated results of operations or financial condition, as currently there are no mortgage loans that have been securitized by the Company.

ITEM 7.  FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

See Index to Financial Statements of Broadway Financial Corporation on Page 49 and the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 20, 1998, the Company dismissed its independent accountant, Ernst & Young ("E&Y"). E&Y's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Audit Committee of the Board of Directors and ratified by the full Board of Directors on November 18, 1998. There were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company retained the accounting firm of KPMG LLP ("KPMG") on November 20, 1998, to provide audit and tax services for the years ending December 31, 1998, 1999 and 2000. There were no consultations with KPMG regarding the application of accounting principles to specific transactions, or the type of audit opinion that might be rendered prior to their engagement by the Company.

                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated here in by reference to the definitive Proxy statement, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders (the "Company's 1999 Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement, under the caption "Executive Compensation Benefits and Related Matters".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER
--------------
3.1    Form of Certificate of Incorporation of the Company (contained in Exhibit
       2.1)
3.2    Form of Bylaws of the Company (contained in Exhibit 2.1)
4.1    Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement
       on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2    Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment
       No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the
       Registrant on November 6, 1995)
4.3    Form of Certificate of Designation for the Series A Preferred Stock
       (contained in Exhibit C to the Plan of Conversion in Exhibit 2.1 hereto)
10.1   Form of Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1
       to Registration Statement on Form S-1, No. 33-96814, filed by the
       Registrant on September 12, 1995)
10.2   Form of ESOP Loan Commitment Letter and ESOP Loan and Security Agreement
       (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3   Form of Severance Agreement among the Company, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to
       Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4   Broadway Financial Corporation Recognition and Retention Plan for Outside
       Directors
10.5   Broadway Financial Corporation Performance Equity Program for Officers
       and Directors
10.6   Broadway Financial Corporation Stock Option Plan for Outside Directors
10.7   Broadway Financial Corporation Long Term Incentive Plan
16.    Letter on Change in Certifying Accountant (filed by Registrant as part of
       Form 8-K on November 25, 1998)
21.1   Subsidiaries of the Company (Exhibit 21.1 to Amendment No. 1 to
       Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
23.1   Consent of KPMG LLP
27.1   Financial Data Schedule

------------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

(b) REPORTS ON FORM 8-K

A Report on Form 8-K was filed on November 25, 1998 disclosing a change in the Company's certifying accountants.

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

Date: April 7, 1999



          In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.



           /s/ Paul C. Hudson                          Date: April 7, 1999
-------------------------------------------
             Paul C. Hudson
   Chief Executive Officer, President
              and Director
      (Principal Executive Officer)


             /s/ Bob Adkins                            Date: April 7, 1999
-------------------------------------------
               Bob Adkins
         Chief Financial Officer
      (Principal Financial Officer)
     (Principal Accounting Officer)


          /s/ Elbert T. Hudson                         Date: April 7, 1999
-------------------------------------------
            Elbert T. Hudson
          Chairman of the Board



            /s/ Kellogg Chan                           Date: April 7, 1999
-------------------------------------------
              Kellogg Chan
                Director



         /s/ Dr. Willis K. Duffy                       Date: April 7, 1999
-------------------------------------------
           Dr. Willis K. Duffy
                Director

            /s/ Rosa M. Hill                           Date: April 7, 1999
-------------------------------------------
              Rosa M. Hill
                Director



           /s/ A. Odell Maddox                         Date: April 7, 1999
-------------------------------------------
             A. Odell Maddox
                Director



          /s/ Lyle A. Marshall                         Date: April 7, 1999
-------------------------------------------
            Lyle A. Marshall
                Director



           /s/ Larkin Teasley                          Date: April 7, 1999
-------------------------------------------
             Larkin Teasley
                Director



           /s/ Daniel A. Medina                        Date: April 7, 1999
-------------------------------------------
            Daniel A. Medina
                Director

                            INDEX TO FINANCIAL STATEMENTS
                          OF BROADWAY FINANCIAL CORPORATION


                                                                            PAGE
                                                                            ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . . . . F-2

Consolidated Statements of Earnings for the  years ended
      December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Changes In Stockholders' Equity
      for the  years ended December 31, 1998 and 1997. . . . . . . . . . . . F-4

Consolidated Statements of Cash Flows for the years ended
      December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7

                        Consolidated Financial Statements

                         Broadway Financial Corporation
                                 and Subsidiary

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                  Broadway Financial Corporation and Subsidiary

                        Consolidated Financial Statements


                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors......................................F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.........................................F-2
Consolidated Statements of Earnings.................................F-3
Consolidated Statements of Changes In Stockholders' Equity..........F-4
Consolidated Statements of Cash Flows...............................F-5
Notes to Consolidated Financial Statements..........................F-7

                         Report of Independent Auditors


The Board of Directors and Stockholders
Broadway Financial Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheet of Broadway Financial Corporation and Subsidiary (the Company) as of December 31, 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                     KPMG LLP


Los Angeles, California
March 12, 1999

                         Report of Independent Auditors


The Shareholders and Board of Directors
Broadway Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Broadway Financial Corporation and Subsidiary (the Company) as of December 31, 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   Ernst & Young LLP



Los Angeles, California
March 11, 1998

                  Broadway Financial Corporation and Subsidiary

                           Consolidated Balance Sheets

                                                                                           DECEMBER 31
                                                                                    1998                1997
                                                                            ----------------------------------------
ASSETS
Cash                                                                        $         4,605,000 $        3,731,000
Fed funds sold                                                                        2,600,000          1,100,000
Investment securities held-to-maturity (fair value of $8,607,000 at December 31, 1998 and $5,983,000 at December 31, 1997)
                                                                                      8,622,000          5,999,000
Mortgage-backed securities held-to-maturity (fair value of $12,079,000 at
   December 31, 1998 and $3,237,000 at December 31,
   1997)                                                                             12,096,000          3,208,000
Loans receivable, net                                                               107,055,000        103,689,000
Loans receivable held for sale, at lower of cost or
   fair value                                                                         2,495,000            222,000
Accrued interest receivable                                                             888,000            834,000
Real estate acquired through foreclosure, net                                           222,000          1,144,000
Investment in capital stock of Federal Home Loan Bank, at cost
                                                                                        987,000            931,000
Office properties and equipment, net                                                  5,360,000          3,995,000
Other assets                                                                            721,000            263,000
                                                                            ----------------------------------------
Total assets                                                                $       145,651,000 $      125,116,000
                                                                            ----------------------------------------
                                                                            ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $       125,998,000 $      109,867,000
Advance from Federal Home Loan Bank                                                   4,500,000                  -
Advance payments by borrowers for taxes and insurance                                   205,000            199,000
Deferred income taxes                                                                   609,000            463,000
Other liabilities                                                                       786,000          1,148,000
                                                                             ----------------------------------------
Total liabilities                                                                   132,098,000        111,677,000
Commitments and contingent liabilities                                                        -                  -

Stockholders' equity:
   Preferred nonconvertible, noncumulative, and nonvoting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding
     55,199 shares at December 31, 1998 and 1997, respectively                            1,000              1,000
   Common stock, $.01 par value, authorized 3,000,000 shares;
     issued and outstanding 932,494 and 863,447 shares at
     December 31, 1998 and 1997, respectively                                            10,000              9,000
   Additional paid-in capital                                                         9,633,000          8,820,000
   Retained earnings - substantially restricted                                       4,664,000          5,427,000
   Treasury stock - 29,241 shares, at cost                                             (318,000)          (318,000)
   Unearned ESOP shares                                                                (437,000)          (500,000)
                                                                             ----------------------------------------
Total stockholders' equity                                                           13,553,000         13,439,000
                                                                             ----------------------------------------
                                                                             ----------------------------------------
Total liabilities and stockholders' equity                                   $      145,651,000 $      125,116,000
                                                                             ----------------------------------------
                                                                             ----------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Broadway Financial Corporation and Subsidiary

                       Consolidated Statements of Earnings

                                                                               YEAR ENDED DECEMBER 31
                                                                                1998            1997
                                                                            ----------------------------
Interest on loans receivable                                                $ 8,630,000      $ 8,354,000
Interest on investment securities held-to-maturity                              541,000          396,000
Interest on mortgage-backed securities held-to-maturity                         338,000          141,000
Interest on Fed funds sold                                                      113,000          164,000
Other interest income                                                            63,000           65,000
                                                                            ----------------------------
Total interest income                                                         9,685,000        9,120,000

Interest on deposits                                                          4,236,000        3,966,000
Interest on borrowings                                                          148,000           19,000
                                                                            ----------------------------
Total interest expense                                                        4,384,000        3,985,000

Net interest income before provision for loan losses                          5,301,000        5,135,000
Provision for loan losses                                                       450,000          266,000
                                                                            ----------------------------
Net interest income after provision for loan losses                           4,851,000        4,869,000

Noninterest income:
   Service charges                                                              414,000          414,000
   Gain on sale of loans receivable held for sale                                14,000          123,000
   Gain on sale of office properties and equipment                                7,000          272,000
   Gain on casualty insurance reimbursement                                     199,000                -
   Other                                                                        221,000           50,000
                                                                            ----------------------------
Total noninterest income                                                        855,000          859,000
                                                                            ----------------------------

Noninterest expense:
   Compensation and benefits                                                  2,603,000        2,474,000
   Occupancy expense, net                                                     1,148,000          955,000
   Advertising and promotional expense                                          208,000          163,000
   Professional services                                                         59,000           64,000
   Federal deposit insurance premiums                                           103,000           86,000
   Insurance bond premiums                                                      111,000           98,000
   Real estate operations, net                                                  182,000          130,000
   Contracted security services                                                 149,000          128,000
   Net branch losses                                                             70,000          100,000
   Telephone and postage                                                        122,000          109,000
   Stationary, printing and supplies                                            127,000          110,000
   Other                                                                        473,000          349,000
                                                                            ----------------------------
Total noninterest expense                                                     5,355,000        4,766,000
                                                                            ----------------------------
Earnings before income taxes                                                    351,000          962,000
Income taxes                                                                    142,000          403,000
                                                                            ----------------------------
Net earnings                                                                  $ 209,000        $ 559,000
                                                                            ----------------------------
                                                                            ----------------------------
Earnings per share - basic                                                     $ 0.19           $ 0.56
                                                                            ----------------------------
                                                                            ----------------------------
Earnings per share - diluted                                                   $ 0.19           $ 0.56
                                                                            ----------------------------
                                                                            ----------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Broadway Financial Corporation and Subsidiary

           Consolidated Statements of Changes In Stockholders' Equity

                                                                                            Additional
                                                          Preferred           Common         Paid-in           Retained
                                                            Stock             Stock          Capital           Earnings
                                                      --------------------------------------------------------------------
Balance at December 31, 1996                          $        1,000   $        9,000 $      9,117,000  $      5,080,000
      Net earnings for the year ended
         December 31, 1997                                         -                -                -           559,000
   Treasury stock acquired
    Preferred stock exchanged for common
     stock                                                                                    (355,000)
   Cash dividends paid - 2% common stock                           -                -                -          (171,000)
   Cash dividends paid - 5% preferred stock                        -                -                -           (41,000)
   Employee Stock Ownership Plan payments                          -                -           58,000                 -
                                                      --------------------------------------------------------------------
Balance, at December 31, 1997                                  1,000            9,000        8,820,000         5,427,000
      Net earnings for the year ended December 31,
     1998                                                          -                -                -           209,000
   Stock dividends                                                 -            1,000          763,000          (764,000)
   Cash dividends paid - 2% common stock                           -                -                -          (180,000)
   Cash dividends paid - 5% preferred stock                        -                -                -           (28,000)
   Employee Stock Ownership Plan payments                          -                -           50,000                 -
                                                      --------------------------------------------------------------------
Balance at December 31, 1998                          $        1,000   $     10,000   $      9,633,000  $      4,664,000
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

                                                                                               Total
                                                       Treasury         Unearned           Stockholders'
                                                         Stock        ESOP Shares             Equity
                                                   -------------------------------------------------------
Balance at December 31, 1996                       $               -    $     (563,000)    $13,644,000
      Net earnings for the year ended
         December 31, 1997                                        -                -           559,000
   Treasury stock acquired                                 (673,000)               -          (673,000)
    Preferred stock exchanged for common
     stock                                                  355,000                -                 -
   Cash dividends paid - 2% common stock                          -                -          (171,000)
   Cash dividends paid - 5% preferred stock                       -                -           (41,000)
   Employee Stock Ownership Plan payments                         -           63,000           121,000
                                                   -------------------------------------------------------
Balance, at December 31, 1997                              (318,000)        (500,000)       13,439,000
      Net earnings for the year ended December 31,
        1998                                                      -                -           209,000
   Stock dividends                                                -                -                 -
   Cash dividends paid - 2% common stock                          -                -          (180,000)
   Cash dividends paid - 5% preferred stock                       -                -           (28,000)
   Employee Stock Ownership Plan payments                         -           63,000           113,000
                                                   -------------------------------------------------------
Balance at December 31, 1998                       $       (318,000)    $   (437,000)      $13,553,000
                                                   -------------------------------------------------------
                                                   -------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Broadway Financial Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                                1998             1997
                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $     209,000     $     559,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Depreciation and amortization                                             188,000           164,000
     Amortization of net deferred loan origination fees                        (47,000)          (42,000)
     Amortization of discounts and premiums on investment securities
       and mortgage-backed securities                                           13,000           170,000
     Federal Home Loan Bank stock dividends                                    (56,000)          (55,000)
     Gain on sale of real estate liquidated through foreclosure                (28,000)          (18,000)
     Gain on sale of loans receivable held for sale                            (14,000)         (123,000)
     Gain on sale of office properties and equipment                            (7,000)         (272,000)
     Provision for loan losses                                                 450,000           266,000
     Provision for write-downs and losses on real estate                       167,000            60,000
     Loans originated for sale, net of refinances                           (4,302,000)       (3,912,000)
     Proceeds from sale of loans receivable held for sale                    2,043,000         3,813,000
     Changes in operating assets and liabilities:
       Accrued interest receivable                                             (54,000)         (101,000)
       Deferred income tax liability                                           146,000           11,000
       Other assets                                                           (458,000)          428,000
       Other liabilities                                                      (395,000)          235,000

                                                                         ---------------------------------
Total adjustments                                                           (2,354,000)          624,000
                                                                         ---------------------------------
Net cash (used in) provided by operating activities                         (2,145,000)        1,183,000

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                                        (17,744,000)      (10,372,000)
Loans purchased                                                            (15,286,000)       (7,923,000)
Principal repayment on loans                                                28,817,000         9,224,000
Purchases of investment securities held-to-maturity                        (14,619,000)       (1,999,000)
Purchases of mortgage-backed securities held-to-maturity                   (10,580,000)       (3,005,000)
Proceeds from sale of office properties and equipment                          134,000           456,000
Proceeds from maturities and repayments of investment
   securities held-to- maturity                                             11,995,000         5,998,000
Proceeds from maturities of mortgage-backed securities held-
   to-maturity                                                               1,680,000                 -
Capital expenditures for office properties and equipment                    (1,681,000)       (2,291,000)
Proceeds from sale of real estate acquired through foreclosure               1,261,000         1,233,000
                                                                         ---------------------------------
Net cash used in investing activities                                      (16,023,000)       (8,679,000)

                  Broadway Financial Corporation and Subsidiary

                                                                               YEAR ENDED DECEMBER 31
                                                                                1998             1997
                                                                         ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                  $ 16,131,000      $  7,873,000
Increase in advance from Federal Home Loan Bank                              4,500,000                 -
Dividends paid                                                                (208,000)         (212,000)
Employee Stock Ownership Plan payments                                         113,000           121,000
Treasury stock acquired                                                              -          (673,000)
Increase in advance payments by borrowers for taxes and insurance
                                                                                 6,000            38,000
                                                                         ---------------------------------
Net cash provided by financing activities                                   20,542,000         7,147,000
                                                                         ---------------------------------
Net increase (decrease) in cash and cash equivalents                         2,374,000          (349,000)

Cash and cash equivalents at beginning of year                               4,831,000         5,180,000
                                                                         ---------------------------------
Cash and cash equivalents at end of year                                 $   7,205,000      $  4,831,000
                                                                         ---------------------------------
                                                                         ---------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                   $   4,458,000      $  4,000,000
                                                                         ---------------------------------
                                                                         ---------------------------------
Cash paid for income taxes                                               $     312,000      $      2,500
                                                                         ---------------------------------
                                                                         ---------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to real estate acquired through foreclosure                    $     444,000     $   1,437,000
Common stock exchanged for preferred stock                                           -          (355,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Broadway Financial Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. ORGANIZATION

Broadway Financial Corporation (the Company) is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (Broadway Federal). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 1998, Broadway Federal operated six retail banking offices, including a loan center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

All of the Company's operations are considered by management to be aggregated in one reportable operating segment - banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company's and Broadway Federal's significant accounting policies.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

                  Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSETS HELD TO MATURITY

Investment securities and mortgage-backed securities are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends, and has the ability, to hold them to their maturities. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the writedown is included in earnings.

Premiums and discounts on investment securities and mortgage-backed securities are amortized utilizing the interest method over the contractual terms of the assets.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are recorded in the consolidated balance sheets at the unpaid principal balance, adjusted for the allowance for loan losses, loans in process, net deferred loan fees or costs and unamortized discounts. Interest on loans receivable is accrued monthly as earned, except for loans delinquent for 90 days or more which are generally placed on nonaccrual status. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment.

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

for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions. In addition to management, various regulatory agencies, as an integral part of their examination process, periodically review Broadway Federal's allowance for loan losses. Such agencies may require Broadway Federal to make additional provisions for estimated loan losses based upon their judgements of the information available at the time of examination.

A loan is considered impaired when, based on current circumstances and events, it is probable that Broadway Federal will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans with balances of $250,000 and greater are evaluated for impairment as part of the Bank's normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) an observed market price of the impaired loan or
(3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, Broadway Federal measures impairment for all collateral dependent loans at the fair value of the collateral. The accrual of interest income on impaired loans is stopped when the loan becomes 90 days or more delinquent, and previously accrued but uncollected interest income is reversed.

LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Discounts on loans receivable are recognized in income using the interest method over the contractual life of loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

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

LOAN SALES AND SERVICING

Broadway Federal from time to time sells mortgage loans and loan participations from current originations or portfolios previously identified as held for sale for cash proceeds equal to the principal amount of loans or participations with yields to the investor based upon the current market rate. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. Typically, Broadway Federal will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

LOANS PURCHASED

The Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings institutions, the Company's current loans policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums paid on the purchase of loan are recognized against income using the interest method over the estimated life of the loans, adjusted for prepayments.

                  Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure represents real estate received in satisfaction of real estate and commercial loans and is recorded at estimated fair value of the real estate, less costs of disposition. An allowance for loss is provided when any subsequent decline in fair value occurs. Income recognition on the sale of real estate acquired through foreclosure is dependent upon the terms of the sale. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recorded in current operations.

OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. The useful lives for the classes of depreciable assets are shown as follows:

    Buildings                                  10 to 48 years
    Furniture, fixtures and equipment          3 to 15 years
    Leasehold improvements                     Shorter of the estimated useful
                                               life of the assets or the terms
                                               of the respective leases, not to
                                               exceed 15 years

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured during enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

                  Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREFERRED STOCK

The Series A preferred stock is nonconvertible, noncumulative, nonredeemable and nonvoting perpetual preferred stock, with a par value of $0.01 per share. At December 31, 1998 and 1997 there were 55,199 shares outstanding.

CASH AND CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

EARNINGS PER SHARE

The Company is required to report both basic and diluted earnings per share under generally accepted accounting principles. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for all periods presented have been adjusted to reflect the 8% stock dividend distributed to stockholders in August 1998.

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

STOCK OPTION PLAN

In January 1997 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees." and provide pro forma net income and pro forma earnings per share disclosures for employee stock options and grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

EMPLOYEE STOCK OWNERSHIP PLAN

Generally accepted accounting principles require that the issuance or sale of treasury shares to an Employee Stock Ownership Plan (ESOP) be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. An ESOP funded with an employer loan (internally leveraged ESOP) is reflected as a reduction to equity and the related interest income and expense is not recorded. The Company records fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations results in an offsetting

                  Broadway Financial Corporation and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

adjustment to paid-in capital. During 1998 and 1997, the changes in the fair value of the Company's common stock did not result in material fluctuations in compensation expense and paid-in capital.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes unrealized holding gains and losses on available-for-sale securities, gains and losses on foreign currency transactions that are designated as economic hedges of a net investment in a foreign entity, foreign currency translation adjustments and net losses recognized as an additional pension liability not yet recognized as net periodic pension costs. SFAS No. 130 establishes standards for reporting and display of comprehensive income and the components in a full set of general-purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards to be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the periods in the financial statements. SFAS No. 130 is effective for both interim and annual periods of fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. For the years ended December 31, 1998 and 1997, the Company's total comprehensive income equaled net income as the Company did not have any other components of comprehensive income.

                  Broadway Financial Corporation and Subsidiary

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.". SFAS No. 134 is an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's consolidated results of operations or financial condition, as currently there are no mortgage loans that have been securitized by the Company.

3. INVESTMENT SECURITIES HELD-TO-MATURITY

At December 31, 1998 and 1997, all of the Company's investment securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity.

                 Broadway Financial Corporation and Subsidiary

3. INVESTMENT SECURITIES HELD-TO-MATURITY (CONTINUED)

The following table provides a summary of investment securities held-to-maturity with a comparison of carrying and fair values:

                                                              GROSS          GROSS
                                             CARRYING       UNREALIZED    UNREALIZED         FAIR
                                               VALUE           GAIN          LOSS            VALUE
                                         ----------------------------------------------------------------
December 31, 1998:
   FHLB debentures                       $     5,622,000   $          -   $     14,000    $  5,608,000
   FNMA debentures                             3,000,000              -          1,000       2,999,000
                                         ----------------------------------------------------------------
                                         $     8,622,000   $          -   $     15,000    $  8,607,000
                                         ----------------------------------------------------------------
                                         ----------------------------------------------------------------

December 31, 1997:
   FHLMC debenture                       $     1,000,000   $          -   $          -    $  1,000,000
   FHLB debentures                             4,000,000              -         16,000       3,984,000
   U.S. Treasury notes                           999,000              -              -         999,000
                                         ----------------------------------------------------------------
                                         $     5,999,000   $          -   $     16,000    $  5,983,000
                                         ----------------------------------------------------------------
                                         ----------------------------------------------------------------

The remaining contractual maturities for investment securities held-to-maturity at December 31, 1998 are as follows:

                                                      CONTRACTUAL MATURITY
                                       ---------------------------------------------------
                                            AFTER
                                          1 THROUGH          AFTER
                                           5 YEARS          5 YEARS           TOTAL
                                       ---------------------------------------------------
December 31, 1998:
   FHLB debentures                        $  2,500,000    $  3,122,000     $   5,622,000
   FNMA debentures                                   -       3,000,000         3,000,000
                                       ---------------------------------------------------
                                          $  2,500,000    $  6,122,000     $   8,622,000
                                       ---------------------------------------------------
                                       ---------------------------------------------------

At December 31, 1998 and 1997, the Company had accrued interest receivable on investment securities held-to-maturity of $78,000 and $114,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

During the years ended December 31, 1998 and 1997, the Company sold no investment securities.

                 Broadway Financial Corporation and Subsidiary

4.  MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

At December 31, 1998 and 1997, all of the Company's mortgage-backed securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity.

The following table provides a summary of mortgage-backed securities held to maturity with a comparison of carrying and fair values:

                                                            GROSS          GROSS
                                           CARRYING      UNREALIZED     UNREALIZED           FAIR
                                            VALUE           GAIN           LOSS             VALUE
                                       -------------------------------------------------------------------
December 31, 1998:
   FNMA                                 $  5,046,000     $    9,000    $       -        $  5,055,000
   GNMA                                    4,939,000          3,000            -           4,942,000
   FHLMC                                   2,111,000              -       29,000           2,082,000
                                       -------------------------------------------------------------------
                                        $ 12,096,000     $   12,000    $  29,000        $ 12,079,000
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------

December 31, 1997:
   GNMA                                 $  1,455,000     $   22,000    $       -        $ 1,477,000
   FHLMC                                   1,753,000          7,000            -          1,760,000
                                       -------------------------------------------------------------------
                                        $  3,208,000     $   29,000    $       -        $ 3,237,000
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------

The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 1998 are as follows:

                                                      CONTRACTUAL MATURITY
                               -----------------------------------------------------
                                   WITHIN              AFTER
                                   1 YEAR             5 YEARS               TOTAL
                               -----------------------------------------------------
December 31, 1998:
FNMA                           $      --            $ 5,046,000          $ 5,046,000
GNMA                                  --              4,939,000            4,939,000
FHLMC                              120,000            1,991,000            2,111,000
                               -----------------------------------------------------
                               $   120,000          $11,976,000          $12,096,000
                               -----------------------------------------------------
                               -----------------------------------------------------

At December 31, 1998 and 1997, the Company had accrued interest receivable on mortgage-backed securities held-to-maturity of $75,000 and $25,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

                 Broadway Financial Corporation and Subsidiary

4.  MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY (CONTINUED)

During the years ended December 31, 1998 and 1997, the Company sold no mortgage-backed securities.

5. LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net:

                                                                                 DECEMBER 31
                                                                           1998               1997
                                                                     -----------------------------------
Held for investment:
   Real estate:
     Residential:
       One to four units                                               $ 47,810,000       $ 54,680,000
       Five or more units                                                41,162,000         31,588,000
     Construction loans                                                           -            446,000
     Nonresidential                                                      18,694,000         16,671,000
   Loans secured by deposit accounts                                      1,114,000          1,862,000
   Other                                                                    373,000            445,000
                                                                     -----------------------------------
                                                                        109,153,000        105,692,000
   Plus:
     Premium on loans purchased                                             107,000             71,000

   Less:
     Loans in process                                                       218,000            143,000
     Allowance for loan losses                                            1,151,000          1,054,000
     Deferred loan fees, net                                                774,000            820,000
     Unamortized discounts                                                   62,000             57,000
                                                                     -----------------------------------
Loans receivable, net                                                   107,055,000        103,689,000

Loans receivable held for sale - residential real estate,
   one to four units                                                      2,495,000            222,000
                                                                     -----------------------------------
                                                                       $109,550,000       $103,911,000
                                                                     -----------------------------------
                                                                     -----------------------------------
Weighted average interest rate                                                 8.03%              8.13%
                                                                     -----------------------------------
                                                                     -----------------------------------

                 Broadway Financial Corporation and Subsidiary

5. LOANS RECEIVABLE, NET (CONTINUED)

Activity in the allowance for loan losses is summarized as follows:

                                                       1998              1997
                                              -------------------------------------
Balance at beginning of year                  $      1,054,000       $ 1,174,000
Provision for loan losses                              450,000           266,000
Charge-offs, net of recoveries                        (353,000)         (386,000)
                                              -------------------------------------
Balance at end of year                        $      1,151,000       $ 1,054,000
                                              -------------------------------------
                                              -------------------------------------

At December 31, 1998 and 1997, Broadway Federal had accrued interest receivable on loans of $713,000 and $695,000, respectively, which is included in accrued interest receivable in the accompanying consolidated balance sheets.

Broadway Federal serviced loans for others totaling $8.1 million and $8.2 million at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, Broadway Federal had loans to senior officers and directors amounting to $135,000 and $224,000, respectively.

The following is a summary of Broadway Federal's nonaccrual loans by loan type at December 31, 1998 and 1997:

                                                          DECEMBER 31
                                                     1998              1997
                                              -------------------------------------
Residential real estate                          $ 1,090,000       $ 919,000
Other                                                      -           2,000
                                              -------------------------------------
Total nonaccrual loans                           $ 1,090,000       $ 921,000
                                              -------------------------------------
                                              -------------------------------------

The Bank had no restructured loans or accruing loans which are contractually past due 90 days or more or at December 31, 1998 and 1997.

                 Broadway Financial Corporation and Subsidiary

5. LOANS RECEIVABLE, NET (CONTINUED)

The gross amount of interest income that would have been recorded during the years ended December 31, 1998 and 1997, if nonaccrual loans had been current in accordance with their original terms, was $80,000 and $71,000, respectively. For the years ended December 31, 1998 and 1997, $22,000 and $28,000, respectively, was actually received on nonaccrual loans and is included in interest income on loans in the accompanying consolidated statements of earnings. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are on nonaccrual at December 31, 1998 and 1997.

At December 31, 1998 and 1997, the total recorded investment in impaired loans was approximately $926,000 and $1.8 million, respectively. Of these amounts, $214,000 and $443,000 had a related impairment allowance totaling $148,000 and $239,000 at December 31, 1998 and 1997, respectively. Provisions for losses and any related recoveries related to impaired loans are recorded as part of the allowance for loan losses. During the years ended December 31, 1998 and 1997, Broadway Federal's average investment in impaired loans was $1.2 million and $1.4 million, respectively, and interest income recorded on impaired loans during these periods totaled $68,000 and $150,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 1998, all impaired loans were measured using the fair value of the loans' collateral.

The table below identifies Broadway Federal's impaired loans by loan type at December 31, 1998 and 1997:

                                                        1998              1997
                                                  ------------------------------------
        Residential real estate loans:
        One to four units                         $          -       $    230,000
        Five or more units                             926,000          1,531,000
                                                  ------------------------------------
                                                  $    926,000       $  1,761,000
                                                  ------------------------------------
                                                  ------------------------------------

CREDIT RISK AND CONCENTRATION

Substantially all of Broadway Federal's real estate loans are secured by properties located in Southern California. At December 31, 1998 and 1997, approximately 83% of the real estate portfolio consisted of loans secured by residential real estate. In addition, approximately 17% and 16% of the loan portfolio at December 31,

                 Broadway Financial Corporation and Subsidiary

5. LOANS RECEIVABLE, NET (CONTINUED)

CREDIT RISK AND CONCENTRATION (CONTINUED)

1998 and 1997, respectively, was secured by nonresidential real estate. Loans secured by church real estate represented 66% and 70% of nonresidential real estate loans at December 31, 1998 and 1997, respectively.

6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE, NET

The following is a summary of real estate acquired through foreclosure, net:

                                                                             DECEMBER 31
                                                                       1998              1997
                                                               ------------------------------------
Real estate acquired through foreclosure:
   One to four residential units                                $             -    $     841,000
   Five or more residential units                                             -          165,000
   Nonresidential                                                        93,000                -
   Land                                                                 265,000          265,000
                                                               ------------------------------------
                                                                        358,000        1,271,000
Less: valuation allowance                                               136,000          127,000
                                                               ------------------------------------
Real estate acquired through foreclosure, net                   $       222,000    $   1,144,000
                                                               ------------------------------------
                                                               ------------------------------------

Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 1998 and 1997, is summarized as follows:

                                                                        1998              1997
                                                               ------------------------------------
Balance at beginning of year                                   $        127,000    $     181,000
Provision for losses                                                    167,000           60,000
Charge-offs                                                            (158,000)        (114,000)
                                                               ------------------------------------
Balance at end of year                                         $        136,000    $     127,000
                                                               ------------------------------------
                                                               ------------------------------------

                 Broadway Financial Corporation and Subsidiary

6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE, NET (CONTINUED)

Real estate operations, net, are summarized as follows:

                                                                1998              1997
                                                        --------------------------------------
Net loss from operations of foreclosed
   real estate                                          $        (43,000)   $       (88,000)
Net gain on sales of foreclosed real estate                       28,000             18,000
                                                        --------------------------------------
                                                                 (15,000)           (70,000)
Provision for losses                                            (167,000)           (60,000)
                                                        --------------------------------------
Real estate operations, net                             $       (182,000)   $      (130,000)
                                                        --------------------------------------
                                                        --------------------------------------


7. INVESTMENT IN CAPITAL STOCK OF THE FHLB

As a member of the Federal Home Loan Bank (FHLB) System, Broadway Federal is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. Broadway Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 and 1997, of $987,000 and $931,000, respectively.

8. OFFICE PROPERTIES AND EQUIPMENT, NET

Office properties and equipment consist of the following:

                                                         DECEMBER 31
                                                  1998                  1997
                                            ------------------------------------
Land                                          $ 1,918,000           $ 1,918,000
Office buildings and improvements               2,816,000             1,923,000
Furniture, fixtures and equipment               1,687,000             1,402,000
                                            ------------------------------------
                                                6,421,000             5,243,000
Less accumulated depreciation                  (1,061,000)           (1,248,000)
                                            ------------------------------------
Office properties and equipment, net          $ 5,360,000           $ 3,995,000
                                            ------------------------------------
                                            ------------------------------------

                 Broadway Financial Corporation and Subsidiary

9. DEPOSITS

A summary of deposits by type of account and interest rate at December 31 is as follows:

                                                            DECEMBER 31
                                                1998                          1997
                                    -------------------------------------------------------------
                                       RATE*         AMOUNT          RATE*          AMOUNT
                                    -------------------------------------------------------------
Balance by account type:
   NOW account and other demand
     deposits                            .53%     $  16,262,000       .58%        $  12,894,000
   Money market deposits                2.11          5,140,000      2.24             4,222,000
   Passbook                             1.50         28,554,000      2.00            28,118,000

   Variable-rate time deposits:
     3 months                              -                  -      3.79             2,093,000
     18 months                             -                  -      5.00               988,000
   Fixed index                          5.07         48,691,000      5.35            44,785,000
   Negotiable time deposits
   ($100,000 or more)                   4.79         27,351,000      5.12            16,767,000
                                                ------------------            -------------------
                                                  $ 125,998,000                   $ 109,867,000
                                                ------------------            -------------------
                                                ------------------            -------------------

*Weighted average interest rate.

The weighted average interest rate on deposits was 3.60% and 3.74% at December 31, 1998 and 1997, respectively.

Deposit account maturities at December 31, 1998, are summarized as follows:

     MATURITY                                                   AMOUNT
     --------                                             -----------------
     No stated maturity                                    $    49,956,000
     1999                                                       55,560,000
     2000                                                       10,487,000
     2001                                                        3,203,000
     2002                                                          766,000
     Thereafter                                                  6,026,000
                                                          -----------------
                                                           $   125,998,000
                                                          -----------------
                                                          -----------------

                 Broadway Financial Corporation and Subsidiary

9. DEPOSITS (CONTINUED)

A tabulation of interest expense on deposits for the years ended December 31, 1998 and 1997, is as follows:

                                                              1998             1997
                                                        -------------------------------
NOW accounts and other demand deposits                  $   575,000        $ 634,000
Money market deposits                                        84,000           88,000
Time deposits                                             3,618,000        3,273,000
Penalty for early withdrawals                               (41,000)         (29,000)
                                                        -------------------------------
                                                        $ 4,236,000      $ 3,966,000
                                                        -------------------------------
                                                        -------------------------------

At December 31, 1998 and 1997, the Company had accrued interest payable on deposits of $24,000 and $69,000, respectively, which is included in deposits in the accompanying consolidated balance sheets.

The Company had no brokered deposits at December 31, 1998 and $1.2 million at December 31, 1997.

10. FHLB ADVANCES

Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $15.0 million and $18.8 million as of December 31, 1998 and 1997, respectively. Available borrowing capacity with the FHLB approximates $13.0 million and $16.3 million as of December 31, 1998 and 1997, respectively. There was $4.5 million in borrowings outstanding with the FHLB as of December 31, 1998 and none at December 31, 1997. The outstanding borrowing at December 31, 1998 has a fixed rate of 5.05% and matures in the year 2000.

                 Broadway Financial Corporation and Subsidiary

11. INCOME TAXES

The following is a summary of the provision for income tax expense:

                                         1998              1997
                                     ----------------------------
Current taxes:
   Federal income                     $ 87,000          $319,000
   State franchise                       2,000             3,000
                                     ----------------------------
                                        89,000           322,000
                                     ----------------------------
Deferred taxes:
   Federal income                       44,000            37,000
   State franchise                       9,000            44,000
                                     ----------------------------
                                        53,000            81,000
                                     ----------------------------
                                      $142,000          $403,000
                                     ----------------------------
                                     ----------------------------

A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

                                                                   1998              1997
                                                                ----------------------------
Computed "expected" federal taxes                                $119,000          $327,000
Increases to taxes resulting from:
   California franchise tax , net of federal income tax             8,000            71,000
   Other                                                           15,000             5,000
                                                                ----------------------------
                                                                 $142,000          $403,000
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

              Broadway Financial Corporation and Subsidiary

11. INCOME TAXES (CONTINUED)

Retained earnings at December 31, 1998 and 1997, is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If, in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:


                                                                             1998              1997
                                                                       ------------------------------------
Deferred tax assets:
   Loan valuation allowances deferred for tax                          $        484,000        $ 402,000
   Allowance for loss                                                           151,000          151,000
   REO                                                                           28,000          116,000
   Other                                                                        145,000           91,000
                                                                       ------------------------------------
Net deferred tax assets                                                         808,000          760,000
                                                                       ------------------------------------

Deferred tax liabilities:
   Basis difference on fixed assets                                             434,000          454,000
   Deferred loan fees                                                           523,000          366,000
   FHLB stock dividend                                                          407,000          384,000
   Other                                                                         53,000           19,000
                                                                       ------------------------------------
Total gross deferred tax liabilities                                          1,417,000        1,223,000
                                                                       ------------------------------------
Net deferred tax liability                                             $        609,000        $ 463,000
                                                                       ------------------------------------
                                                                       ------------------------------------

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax

              Broadway Financial Corporation and Subsidiary

11. INCOME TAXES (CONTINUED)

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

12. EMPLOYEE BENEFIT PLANS

BROADWAY FEDERAL 401(k) PLAN

In 1995 Broadway Federal has established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21-years of age and have been employed for a least one year prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their pretax annual salary with the Company matching up to 100 percent of the employee's contribution, not to exceed three percent of that employee's base salary. In 1998 and 1997, Broadway Federal's contribution amounted to $41,900 and $50,600, respectively.

              Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK INCENTIVE PLANS

RECOGNITION AND RETENTION PLAN (RRP)

Broadway Federal adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with Broadway Federal. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and are accounted for as a reduction of stockholder's equity. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or Broadway Federal. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or Broadway Federal, that person's nonvested awards are forfeited. The expense related to the RRP for the fiscal years ended December 31, 1998 and 1997 was immaterial.

PERFORMANCE EQUITY PROGRAM (PEP)

Broadway Federal adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote Broadway Federal's growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. These shares represent deferred compensation and are accounted for as a reduction of stockholder's equity. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or Broadway Federal, that person's nonvested awards are forfeited. The PEP provides for "Base Grants", "Performance Grants" and "High Performance Grants." Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are awarded to eligible employees only upon attainment by Broadway Federal of certain performance goals. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. The expense related to the PEP for the fiscal years ended December 31, 1998 and 1997 was immaterial.

The table below reflects the RRP and PEP activity for the periods indicated:

              Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK PROGRAMS (CONTINUED)


                                                                   STOCK PROGRAMS
                                            --------------------------------------------------------------
                                                    PEP                 RRP                TOTAL
                                            --------------------------------------------------------------
                                              SHARES    PRICE*    SHARES   PRICE*     SHARES     PRICE
                                            --------------------------------------------------------------
Outstanding at January 1, 1998                 15,998     $ 11     4,872     $ 11      20,870     $   11
Granted                                             -        -         -        -           -          -
Exercised                                           -        -         -        -           -          -
Forefeited                                     (9,497)      11         -        -      (9,497)        11
                                            --------------------------------------------------------------
Outstanding at December 31, 1998                6,501     $ 11     4,872     $ 11      11,373     $   11
                                            --------------------------------------------------------------
                                            --------------------------------------------------------------


Outstanding at January 1, 1997                      -        -         -        -           -          -
Granted                                        15,998     $ 11     4,872     $ 11      20,870     $   11
Exercised                                           -        -         -        -           -          -
Forfeited                                           -        -         -        -           -          -
                                            --------------------------------------------------------------
Outstanding at December 31, 1997               15,998     $ 11     4,872     $ 11      20,870     $   11
                                            --------------------------------------------------------------
                                            --------------------------------------------------------------

*At date of grant.

EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion, an Employee Stock Ownership Plan (ESOP) was established for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 62,488 shares of the common stock of Broadway Financial Corporation issued in the Conversion. The loan will be repaid principally from the Broadway Federal's discretionary contributions to the ESOP, net of dividends paid, over a period of 10 years. At December 31, 1998 and 1997, the outstanding balance of the loan was $437,000 and $500,000, respectively, which is shown as Unearned ESOP in the equity section of the balance sheets.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year

              Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

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

Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Broadway Federal's contributions related to the ESOP totaled $103,000 and $111,000 for the years ended December 31, 1998 and 1997, respectively, which is net of dividends of approximately $13,000 and $15,600, respectively.

Of the 62,488 ESOP shares purchased during the years ended December 31, 1998 and 1997, 24,978 and 8,102 shares, respectively, were allocated, leaving an unallocated balance of 42,615 and 48,137 shares at December 31, 1998 and 1997, respectively, after giving effect to an 8% stock dividend received from the Company in 1998. The fair value of unallocated ESOP shares totaled $296,000 and $721,000 at December 31, 1998 and 1997, respectively.

STOCK OPTION PLANS

In 1996, the stockholders of the Company ratified two stock option plans, the Company's Long-Term Incentive Plan (the LTIP) and the 1996 Stock Option Plan for Outside Directors (the Stock Option Plan, and together with the LTIP, Stock Option Plans). During 1997, the effective date of the Stock Option Plan was changed from December 1, 1995 to August 1, 1997.

The LTIP is a nonqualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company's

              Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

common stock at a fixed price and are exercisable for up to 10 years from the date of grant. Such options will become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. An aggregate of 62,488 options are available for issuance under the plan. On September 17, 1997, options to purchase 43,909 shares were granted. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is 8.71 years. As of December 31, 1998, 8,781 of these options are exercisable at a weighted average exercise price of $11.00 per share, none had been exercised.

The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and Broadway Federal by providing Outside Directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting nonemployee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to 10 years from the date of grant. An aggregate of 26,781 options are available for issuance under the plan. On September 17, 1997, options to purchase 17,264 shares were granted. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is
8.71 years. As of December 31, 1998, 3,453 of these options are exercisable at a weighted average exercise price of $11.00 per share, none had been exercised.

                                                               STOCK OPTION PLANS
                                         ----------------------------------------------------------------
                                                 LTIP           STOCK OPTION PLAN          TOTAL
                                         ----------------------------------------------------------------
                                                    EXERCISE             EXERCISE
                                           SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                         ----------------------------------------------------------------
Outstanding at January 1, 1998             43,909      $  11    17,264      $  11    61,173      $   11
Granted                                         -          -         -          -         -           -
Exercised                                       -          -         -          -         -           -
Expired or canceled                             -          -         -          -         -           -
                                         ----------------------------------------------------------------
Outstanding at December 31, 1998           43,909      $  11    17,264      $  11    61,173      $   11
                                         ----------------------------------------------------------------
                                         ----------------------------------------------------------------

Outstanding at January 1, 1997                  -          -         -          -         -           -
Granted                                    43,909      $  11    17,264      $  11    61,173      $   11
Exercised                                       -          -         -          -         -           -
Expired or canceled                             -          -         -          -         -           -
                                         ----------------------------------------------------------------
Outstanding at December 31, 1997           43,909      $  11    17,264      $  11    61,173      $   11
                                         ----------------------------------------------------------------
                                         ----------------------------------------------------------------

                                                                          F-32

              Broadway Financial Corporation and Subsidiary

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

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

The impact of applying SFAS No. 123 in 1997 is immaterial to the financial statements of the Company at December 31, 1997. Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net earnings and net earnings per diluted share for 1998 would have been $184,000 and $0.16, respectively.

              Broadway Financial Corporation and Subsidiary

13. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company, through Broadway Federal, has operating leases on certain premises and equipment on a long-term basis. Some of these leases require that Broadway Federal pay property taxes and insurance. Lease expense was approximately $160,000 in 1998 and $82,000 in 1997. Annual minimum lease commitments attributable to long-term leases at December 31, 1998, are as follows:


                                                           PREMISES         EQUIPMENT          TOTAL
                                                       ----------------------------------------------------
Year ending December 31:
     1999                                              $   102,000        $   63,000       $ 165,000
     2000                                                   41,000            42,000          83,000
     2001                                                   41,000            30,000          71,000
     2002                                                   41,000            30,000          71,000
     2003                                                   41,000            11,000          52,000
     Thereafter through 2013                               369,000                 -         369,000
                                                       ----------------------------------------------------
                                                       $   635,000        $  176,000        $811,000
                                                       ----------------------------------------------------
                                                       ----------------------------------------------------

Broadway Federal had commitments to originate loans of approximately $2.4 million and $1.0 million, respectively, at December 31, 1998 and 1997. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Broadway Federal minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral obtained, if any, is based on a credit evaluation of the borrower and generally involves residential real estate.

Broadway Federal had no commitments to sell or purchase loans at December 31, 1998. At December 31, 1997, Broadway Federal had commitments to sell $222,000 in loans and no commitments to purchase loans.

              Broadway Financial Corporation and Subsidiary

13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

CONTINGENT LIABILITIES

At December 31, 1998 two unrelated legal proceedings arising out of alleged fraudulent endorsements by Broadway Federal customers are pending against Broadway Federal. One proceeding involves a complaint filed against Broadway Federal for fraud, conversion, declaratory relief and injunctive relief. The complaint seeks damages of $95,000, as well as punitive damages. The second proceeding involves a complaint for breach of transfer and presentment warranties. This complaint seeks damages of $182,000. The Company is presently evaluating both complaints and is considering filing cross-complaints in each case.

In the ordinary course of business, the Company and Broadway Federal are defendants in various litigation matters, other than the ones discussed above. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14. REGULATORY CAPITAL

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder (Capital Regulations) established three capital requirements - a "leveraged limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Broadway Federal. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Broadway Federal's financial statements. At December 31, 1998 and 1997, Broadway Federal was in compliance with such capital requirements.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure;
(ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater

              Broadway Financial Corporation and Subsidiary

14. REGULATORY CAPITAL (CONTINUED)

(3% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1998 and 1997, Broadway Federal's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

The table below presents Broadway Federal's capital ratios as compared to the requirements under FDICIA at December 31, 1998 and 1997:

                                                                    MINIMUM                MINIMUM
                                                              FOR CAPITAL ADEQUACY         AMOUNT
                                              ACTUAL                PURPOSES         REQUIRED TO BE WELL
                                                                                         CAPITALIZED
                                      ---------------------------------------------------------------------
  (Dollars in Thousands)                AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                      ---------------------------------------------------------------------
  December 31, 1998:
     Leverage/Tangible Ratio            $ 11,208      7.62%    $ 5,817        4.0%     $ 7,271       5.0%
     Tier I Risk-based ratio              11,208     13.08       3,427        4.0        5,141       6.0
     Total Risk-based ratio               11,904     13.90       6,855        8.0        8,568      10.0

  December 31, 1997:
     Leverage/Tangible Ratio            $ 10,708      8.63%    $ 4,963        4.0%     $ 6,204       5.0%
     Tier I Risk-based ratio              10,708     13.67       3,133        4.0        4,699       6.0
     Total Risk-based ratio               11,587     14.79       6,266        8.0        7,832      10.0

The table below presents Broadway Federal's capital ratios as compared to the requirements under FIRREA at December 31, 1998 and 1997:

                                                                                        Risk-based
                                         Tangible capital        Core capital             capital
                                         -----------------     -----------------     -----------------
(Dollars in Thousands)                   Amount      Ratio     Amount      Ratio     Amount      Ratio
                                         -------     -----     -------     -----     ------      -----
December 31, 1998:
  Actual                                 $11,208     7.62%     $11,208     7.62%     $11,904     13.90%
  Required                                 2,167     1.50        4,334     3.00        6,855      8.00
                                         -------     -----     -------     -----     -------     ------
  Excess                                 $ 9,041     6.12%     $ 6,874     4.62%     $ 5,049      5.90%
                                         -------     -----     -------     -----     -------     ------
                                         -------     -----     -------     -----     -------     ------
December 31, 1997:
  Actual                                 $10,708     8.63%     $10,708     8.63%     $11,587     14.79%
  Required                                 1,861     1.50        3,722     3.00        6,266      8.00
                                         -------     -----     -------     -----     -------     ------
  Excess                                 $ 8,847     7.13%     $ 6,986     5.63%     $ 5,321      6.79%
                                         -------     -----     -------     -----     -------     ------
                                         -------     -----     -------     -----     -------     ------

                                                                          F-37

              Broadway Financial Corporation and Subsidiary

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosure about Fair Value of Financial Instruments," as amended by Statement of Financial Accounting Standards No. 119 (SFAS No. 119), "Disclosure about Derivative Financial Instruments," the Company has included the following information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

The fair values of investment securities and mortgage-backed securities are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

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

The fair value of nonperforming loans is based on discounting cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates

              Broadway Financial Corporation and Subsidiary are judgmentally determined using available market information and specific borrower information.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The fair values of borrowings were estimated using current market rates of interest for similar borrowings.

The fair values of commitments to extend credit are based on rates for similar transactions as of the reporting date. These fair values are not material.

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997.

                                                  CARRYING OR
                                                    NOTIONAL                 FAIR
DECEMBER 31, 1998                                    VALUE                  VALUE
                                                -------------------------------------
Assets:
   Cash and cash equivalents                     $  7,205,000           $  7,205,000
   Investment securities                            8,622,000              8,607,000
   Mortgage-backed securities                      12,096,000             12,079,000
   Loans receivable                               109,550,000            117,902,000
   Federal Home Loan Bank stock                       987,000                987,000

Liabilities:
   Deposits                                       125,998,000            122,994,000
   Federal home Loan Bank advances                  4,500,000              4,467,000


              Broadway Financial Corporation and Subsidiary

                                               CARRYING OR
                                                 NOTIONAL                FAIR
DECEMBER 31, 1997                                 VALUE                  VALUE
                                              -----------------------------------
Assets:
   Cash and cash equivalents                  $  4,831,000           $  4,831,000
   Investment securities                         5,999,000              5,983,000
   Mortgage-backed securities                    3,208,000              3,237,000
   Loans receivable                            103,911,000            108,713,000
   Federal Home Loan Bank stock                    931,000                931,000

Liabilities:
   Deposits                                    109,867,000            110,186,000


16. STOCK REPURCHASE PROGRAM

During 1997, the Company acquired 61,854 shares of common stock in the open market to fund stock-based management recognition programs and exchanged its Series A Preferred stock. The purchased shares represented approximately 6.929% of the outstanding common stock before the purchase, of which 3.929% (35,073) shares were for the redemption of the Series A Preferred stock and 3.000% (26,781 shares) were for awards under the Company's stock programs. The repurchase prices during the year ranged from $10.75 to $11.00 per share with an average stock repurchase price of approximately $10.87 per share. During the year ended December 31, 1997, 35,874 shares of preferred stock were converted to 32,613 shares of common stock through exchange. There were no stocks repurchased or exchanged during the year ended December 31, 1998.

17. EARNINGS PER SHARE

For the years ended December 31, 1998

              Broadway Financial Corporation and Subsidiary

17. EARNINGS PER SHARE (CONTINUED)

and 1997, basic earnings per share are computed based on earnings and the weighted average number of shares for each respective year.

The Company's stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS in accordance with SFAS No. 128 at December 31, 1998 and 1997. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding. The following table sets forth the computation of basic and diluted earnings per share. The number of shares have been adjusted for all periods presented to reflect the effect of the 8% stock dividend issued in August 1998.

                                                                   YEAR ENDED DECEMBER 31
                                                         1998                                    1997
                                     -----------------------------------------------------------------------------------
                                         INCOME         SHARES     PER-SHARE      INCOME        SHARES      PER-SHARE
                                       (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                     -----------------------------------------------------------------------------------
Net earnings                         $     209,000              -          -     $ 559,000             -           -
Less: Preferred stock dividends            (28,000)             -          -       (41,000)            -           -
                                     -----------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-BASIC
Income available to common
  stockholders                       $     181,000        932,494     $  0.19    $ 517,000       921,054      $  0.56
EFFECT OF DILUTIVE SECURITIES
Stock Programs                                   -         39,131          -             -         7,203           -
Stock Option Programs                            -              -          -             -         1,432           -
                                     -----------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-DILUTED
Income available to common
  stockholders plus assumed
  conversions                        $     181,000        971,625     $  0.19    $ 517,000       929,689      $  0.56
                                     -----------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------

              Broadway Financial Corporation and Subsidiary

18. UNAUDITED QUARTERLY FINANCIAL DATA

                                                    FIRST        SECOND       THIRD       FOURTH
                                                   QUARTER      QUARTER      QUARTER     QUARTER       YEAR
                                                 -------------------------------------------------------------
1998
Interest income                                     $ 2,327     $ 2,511     $ 2,252     $ 2,595     $ 9,685
Interest expense                                      1,045       1,093       1,088       1,158       4,384
Net interest income                                   1,282       1,418       1,164       1,437       5,301
Provision for loan losses                                75          75         225          75         450
Income before taxes                                     250         143        (228)        186         351
Net earnings (loss)                                     145          84        (134)        114         209
Basic earnings (loss) per share                         .16         .09        (.16)        .12         .19
Diluted earnings (loss) per share (1)                   .16         .09        (.16)        .11         .19

Market range:
   High bid                                           13.75       13.00       11.87        8.75       13.75
   Low bid                                            12.50       10.87        8.25        6.75        6.75


1997
Interest income                                     $ 2,216     $ 2,289     $ 2,281     $ 2,334     $ 9,120
Interest expense                                        935         981       1,009       1,060       3,985
Net interest income                                   1,281       1,308       1,272       1,274       5,135
Provision for loan losses                                30          47          75         114         266
Income before taxes                                     111         249         176         426         962
Net earnings                                             63         145         102         249         559
Earnings per share of common stock (1)                  .07         .16         .11         .27         .56
Earnings per share - assuming diluted (1)               .07         .16         .11         .27         .56

Market range:
   High bid                                           11.25       11.25       11.50       13.38       13.38
   Low bid                                             9.25       10.75       10.50       11.13        9.25

(1) The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For diluted earnings per share, the weighted average shares of common stock are adjusted for the contingently issuable shares under the Company's stock-based compensation plans for the fourth quarter of 1998, and year-to-date 1998.

              Broadway Financial Corporation and Subsidiary

19. PARENT COMPANY FINANCIAL INFORMATION

This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company's principal business is serving as a holding company for Broadway Federal. The parent company's primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception there have been no dividends paid to the parent company by Broadway Federal Bank.

                     Statements of Financial Condition

                                                            DECEMBER 31
                                                        1998           1997
                                                     -----------------------
                                                          (IN THOUSANDS)
ASSETS
Cash                                                 $  1,226        $ 1,530
Investment securities held-to-maturity                  1,000          1,000
Accrued interest                                           22             22
Investment in subsidiaries                             11,208         10,901
Other assets                                              152              3
                                                     -----------------------
                                                     $ 13,608        $13,456
                                                     -----------------------
                                                     -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                    $     55        $    17
Stockholders' equity                                   13,553         13,439
                                                     -----------------------
                                                     $ 13,608        $13,456
                                                     -----------------------
                                                     -----------------------

              Broadway Financial Corporation and Subsidiary

19. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                             Statements of Earnings

                                                                    YEAR ENDED DECEMBER 31
                                                                        1998        1997
                                                                       -----------------
                                                                         (IN THOUSANDS)
Interest income                                                        $   84       $ 98
Other income                                                                2         12
Other expense                                                             258        182
Income tax benefit                                                        (73)       (29)
                                                                       ------------------
Earnings before equity in undistributed earnings of subsidiaries
                                                                          (99)       (43)
Equity in undistributed earnings of subsidiaries                          308        602
                                                                       ------------------
Net earnings                                                           $  209      $ 559
                                                                       ------------------
                                                                       ------------------

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                                        1998        1997
                                                                       -----------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings                                                            $ 209      $ 559
Adjustments to reconcile net earnings to cash provided by
   operating activities:
     Equity in undistributed earnings of subsidiaries                    (308)      (602)
     Decrease in interest receivable                                        -          1
     Decrease (increase) in other assets                                 (148)       114
     Increase (decrease) in other liabilities                              38        (51)
     Amortization and others                                                -          1
                                                                       -----------------
Total adjustments                                                        (418)      (537)
                                                                       -----------------
Net cash (used in) provided by operating activities                      (209)        22
                                                                       -----------------

              Broadway Financial Corporation and Subsidiary

19. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                            Statements of Cash Flows (continued)

                                                                        1998       1997
                                                                       ------------------
                                                                         (IN THOUSANDS)
INVESTING ACTIVITIES
Proceeds from maturity of investment securities held to
   maturity                                                            $     -    $ 1,488

                                                                       ------------------
Net cash provided by investing activities                                    -      1,488
                                                                       ------------------
FINANCING ACTIVITIES
ESOP payments                                                              113        121
Dividends paid                                                            (208)      (212)

Treasury stock acquired                                                      -       (673)
                                                                       ------------------
Net cash used in financing activities                                      (95)      (764)
                                                                       ------------------
Net (decrease) increase in cash and cash equivalents                      (304)       746
Cash and cash equivalents, beginning of year                             1,530        784
                                                                       ------------------
Cash and cash equivalents, end of year                                 $ 1,226    $ 1,530
                                                                       ------------------
                                                                       ------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Common stock exchanged for preferred stock                             $     -    $  (355)