Form 10QSB
period 1999-03-31
BROADWAY FINANCIAL CORP \DE\
filed 1999-05-17
CIK 1001171

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For transition period from             to
                                     -----------    ----------

          Commission file number      0-27464
                                      -------

                          BROADWAY FINANCIAL CORPORATION
                          -------------------------------
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

                                  (323) 634-1700
                                  --------------
                 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,494 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of April 30, 1999.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                     INDEX

PART I--  FINANCIAL INFORMATION

          Item 1.   Financial Statements                         Page
                    Consolidated Balance Sheets (unaudited)
                    as of March 31, 1999
                    and December 31, 1998                        3

                    Consolidated Statements of
                    Earnings (unaudited) for the
                    three months ended March 31,
                    1999 and March 31, 1998                      4

                    Consolidated Statements of
                    Cash Flows (unaudited) for the three
                    months ended March 31, 1999
                    and March 31, 1998                           5

                    Notes to Consolidated Financial
                    Statements                                   7


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                        8

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1999                   1998
                                                                                   ---------------       -----------------
ASSETS:

Cash ........................................................................     $          2,507       $          4,605
Fed funds sold...............................................................                    -                  2,600
Investment securities held to maturity.......................................               10,622                  8,622
Mortgage-backed securities held to maturity..................................               15,809                 12,096
Loans receivable, net........................................................              108,514                107,055
Loans receivable held for sale, at lower of cost or fair value...............                2,688                  2,495
Accrued interest receivable..................................................                  939                    888
Real estate acquired through foreclosure, net................................                  318                    222
Investments in capital stock of Federal Home Loan Bank, at cost..............                1,000                    987
Office properties and equipment, net.........................................                5,710                  5,360
Other assets.................................................................                  686                    721
                                                                                   ----------------       ----------------

Total assets.................................................................      $       148,793        $       145,651
                                                                                   ----------------       ----------------
                                                                                   ----------------       ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ....................................................................      $       127,654        $       125,998
Advance from Federal Home Loan Bank..........................................                6,000                  4,500
Advance payments by borrowers for taxes and insurance........................                   50                    205
Other liabilities............................................................                1,475                  1,395
                                                                                   ----------------       ----------------

Total liabilities............................................................              135,179                132,098
Stockholders' Equity:
    Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199
        shares at  March 31, 1999............................................                    1                      1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and
        outstanding  932,494 shares at March 31, 1999........................                   10                     10
   Additional paid-in capital................................................                9,644                  9,633
   Retained earnings-substantially restricted................................                4,699                  4,664
   Treasury stock-29,241 shares at cost......................................                 (318)                  (318)
   Unearned Employee Stock Ownership Plan shares.............................                 (422)                  (437)
                                                                                   ----------------       ----------------

Total stockholders' equity...................................................               13,614                 13,553
                                                                                   ----------------       ----------------

Total liabilities and stockholders'  equity..................................      $       148,793        $       145,651
                                                                                   ----------------       ----------------
                                                                                   ----------------       ----------------

                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                    -----------------------------------------
                                                                          1999                     1998
                                                                    ----------------         ----------------
Interest on loans receivable....................................    $         2,255          $         2,172
Interest on investment securities held-to-maturity..............                168                       91
Interest on mortgage-backed securities held-to-maturity.........                204                       49
Other interest income...........................................                 15                       15
                                                                    ----------------         ----------------
Total interest income...........................................              2,642                    2,327


Interest on deposits............................................              1,083                    1,042
Interest on borrowings..........................................                 57                        3
                                                                    ----------------         ----------------
Total interest expense..........................................              1,140                    1,045
                                                                    ----------------         ----------------

Net interest income before provision for loan losses............              1,502                    1,282

Provision for loan losses.......................................                 75                       75
                                                                    ----------------         ----------------
Net interest income after provision for loan losses.............              1,427                    1,207

Noninterest income:
     Service charges............................................                119                      102
     Gain on sale of loans receivable held for sale ............                  -                       19
     Gain on sale of office properties and equipment............                  -                        6
     Other  ....................................................                 12                      181
                                                                    ----------------         ----------------
Total noninterest income                                                        131                      308
                                                                    ----------------         ----------------

Noninterest expense:
     Compensation and benefits..................................                777                      693
     Occupancy expense, net.....................................                257                      280
     Advertising and promotional expense........................                 46                       37
     Professional service.......................................                 19                       22
     Federal insurance premiums.................................                 27                       25
     Insurance bond premiums....................................                 28                       26
     Real estate operations, net................................                 11                        6
     Contracted security services...............................                 38                       36
     Net branch losses..........................................                 29                       10
     Telephone and postage......................................                 39                       24
     Stationary, printing and supplies..........................                 30                       26
     Other .....................................................                108                       80
                                                                    ----------------         ----------------
Total noninterest expense                                                     1,409                    1,265
                                                                    ----------------         ----------------

Earnings before income taxes ...................................                148                      250

Income taxes ...................................................                 61                      105
                                                                    ----------------         ----------------
Net earnings ...................................................    $            87          $           145
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

Earnings per share-basic........................................               $.09                     $.15
Earnings per share-diluted......................................                .09                      .15

                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       1999                1998
                                                                                 ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                 $87               $145

Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
      Depreciation                                                                            81                 31
      Amortization of premium on loans purchased                                              37                  -
      Amortization of net deferred loan origination fees                                     (17)               (92)
      Amortization of discounts and premium on securities                                     25                  1
      Federal Home Loan Bank stock dividends                                                 (13)               (14)
      Gain on sale of real estate owned                                                        -                (25)
      Gain on sale of loans receivable held for sale                                           -                (25)
      Gain on sale of office properties and equipment                                          -                 (6)
      Provision for loan losses                                                               75                 75
      Provision for write-downs and losses on real estate                                      6                 17
      Loans originated for sale, net of refinances                                        (1,394)            (1,713)
      Proceeds from sale of loans receivable held for sale                                 1,195              1,144
      Discount on sale of loans receivable held for sale                                       6                  -
      Changes in operating assets and liabilities:
         Accrued interest receivable                                                         (51)                68
         Other assets                                                                         35               (281)
         Other liabilities                                                                    80               (425)
                                                                                 ----------------    ---------------

Total adjustments                                                                             65             (1,126)
                                                                                 ----------------    ---------------

Net cash provided by (used in) operating activities                                          152               (981)
                                                                                 ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                                                       (9,176)            (1,808)
Loans purchased                                                                                -             (4,780)
Principal repayment on loans                                                               7,520              4,736
Proceeds from sale of office properties and equipment                                          -                132
Purchases of investment securities held-to-maturity                                       (3,500)            (3,125)
Purchases of mortgage-backed securities held-to-maturity                                  (4,595)                 -
Proceeds from maturities of investment securities held-to-
      maturity                                                                             1,500              3,502
Proceeds from maturities of mortgage-backed securities held-
      to-maturity                                                                            857                191
Capital expenditures for office properties and equipment                                    (431)              (452)
Proceeds from sale of real estate acquired through foreclosure                                 -                836
                                                                                 ----------------    ---------------

Net cash used in investing activities                                                     (7,825)              (768)
                                                                                 ----------------    ---------------

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              Three Months Ended
                                                                                 March 31,
                                                                         1999                   1998
                                                                  -------------------    -------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                       1,656                  3,687
Increase in advance from Federal Home Loan Bank                                1,500                      -
Additional paid-in capital                                                        11                     12
Dividends paid                                                                   (53)                   (50)
Unearned Employee Stock Ownership Plan                                            16                     16
Increase in advances by borrowers
     for taxes and insurance                                                    (155)                  (182)
                                                                  -------------------    -------------------

Net cash provided by financing activities                                      2,975                  3,483
                                                                  -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                          (4,698)                 1,734

Cash and cash equivalents at beginning of period                               7,205                  4,831
                                                                  -------------------    -------------------

Cash and cash equivalents at end of period                                    $2,507                 $6,565
                                                                  -------------------    -------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                        $1,100                 $1,049
Cash paid for income taxes                                                        10                      -
                                                                  -------------------    -------------------
                                                                  -------------------    -------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
Additions to real estate acquired through foreclosure                            102                    245

                 See Notes to Consolidated Financial Statements

                            BROADWAY FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1999

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 required recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

     MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE - In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 is an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS No. 134 was adopted on January 1, 1999. The adoption of SFAS No. 134 did not have a material impact on the Company's consolidated results of operations or financial condition, as currently there are no mortgage loans that have been securitized by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (Broadway Federal). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At March 31, 1999, Broadway Federal operated five retail banking offices and a loan center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

All of the Company's operations are considered by management to be aggregated in one reportable operating segment-banking.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

GENERAL

The Company recorded net earnings of $87,000, or $0.09 per diluted share for the three months ended March 31, 1999, as compared to net earnings of $145,000, or $0.15 per diluted share for the three months ended March 31,
1998.    The decrease in first quarter net earnings from 1998 to 1999 resulted primarily from the following: 1) higher net interest income, 2) lower noninterest income, and 3) higher noninterest expense.

INTEREST INCOME

Interest income increased by $315,000 during the three months ended March 31,
1999 as compared to the same period in 1998.   This increase was primarily
the result of an increase in average assets of $20.5 million, to $147.5 million for the three months ended March 31, 1999 from $127.0 million for the same period in 1998. The increase in assets during the three months ended March 31, 1999 was funded by an increase in savings deposits and advances from the Federal Home Loan Bank. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio and its investment in mortgage-backed securities.

INTEREST EXPENSE

Interest on deposits and borrowings increased by $95,000 during the three months ended March 31, 1999 as compared to the same period in 1998. The increase in interest on deposits was due to an increase in average deposits of $15.7 million, to $127.5 million for the three months ended March 31, 1999 from $111.8 million during the same period in 1998. Average borrowings also increased by $4.9 million for the three months ended March 31, 1999 as compared to the same period in 1998. The impact of the increase in interest on deposits was mitigated by the current interest rate environment as the average cost of deposits decreased 26-basis points, from 3.73% for the three months ended March 31, 1998 to 3.46% for the three months ended March 31, 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained at $75,000 for the three months ended March 31, 1999 and March 31, 1998.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), increased by $130,000, from $1.5 million at March 31, 1998 to $1.7 million at March 31, 1999. The increase resulted from an increase in non-accrual loans of $326,000 and a decrease in REO of $197,000. As a percentage of total assets, non-performing assets were 1.14% at March 31, 1999, compared to 1.22% and 0.90% at March 31, 1998 and December 31, 1998, respectively. Since December 1998, Non-accrual loans increased by $286,000 during the 1999 first quarter, to $1.4 million, and REO has decreased by $96,000, to $318,000. Non-accrual loans at March 31, 1999 included eleven loans totaling $1.1 million secured by one- to four-unit properties and two loans totaling $264,000 secured by multi-family properties. REO at March 31, 1999 included one single family property for $102,000, one commercial property for $93,000 and one parcel of land for $265,000 offset by allowance for REO of $142,000.

As of March 31, 1999 the Company's allowance for loan losses totaled $1.2 million, representing a $75,000 increase from the balance at December 31, 1998. The allowance for loan losses represents 1.08% of total loans at March 31, 1999 compared to 1.03% at December 31, 1998. The allowance for loan losses was 89.10% of non-accrual loans at March 31, 1999, compared to 105.60% at December 31, 1998. There were no loan charge-offs or recoveries for the
three months ended March 31, 1999.   Management believes that the allowance
for loan losses is adequate to cover inherent losses in its loan portfolio as of March 31, 1999, but there can be no assurance that such losses will not exceed the estimated amounts.

In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgements of the information available at the time of the examination.


NONINTEREST INCOME

Noninterest income decreased by $177,000, from $308,000 for the three months ended March 31, 1998 to $131,000 for the same period during 1999. Service charges increased by $17,000 during the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at March 31, 1999 as compared to March 31, 1998. The Company reported no gain on sale of mortgage loans for the three months ended March 31, 1999 as compared to a $19,000 of gain on sale for the same period a year ago. The Company realized no gain on sale of office properties and equipment for the three months ended March 31, 1999 as compared to the gain on sale of $6,000 for the three months ended March 31, 1998 which was attributable to the sale of property located at 8467 South Van Ness Avenue, Inglewood, California. Finally, other noninterest income decreased by $169,000, from $181,000 for the three months ended March 31, 1998 to $12,000 for the same period in 1999. The decrease primarily resulted from the reversal of a $170,000 accrual during the first quarter of 1998 that had been set up for interest and penalties on funds escheated to the State of California in 1992. Upon review by management, it was determined that the interest and penalties were not due.

NONINTEREST EXPENSE

Noninterest expense increased by $144,000 during the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase in noninterest expense was due primarily to increases in compensation and benefits and
other expense, offset by decreases in occupancy expense.    Compensation and
benefits increased by $84,000 for the three-month period ended March 31, 1999 as compared to the same period in 1998. The increases resulted from the accrual of vested stock grants and an increase in the number of staff.
Other noninterest expense increased by $28,000 for the three-month period ended March 31, 1999 as compared to the same period during 1998. The increase was primarily caused by an increase in legal fees. Offsetting these increases is a $23,000 decrease in occupancy expense for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to decreases in computer expenses, repair and maintenance and furniture, fixture, equipment expense offset by increases in depreciation expense, rent and utilities expense.

INCOME TAXES

Income tax expense decreased by $44,000 for the three-month period ended March 31, 1999, as compared to the same period in 1998. The decrease in income taxes was the result of lower earnings before income taxes during the first quarter of 1999 as compared to the same period during 1998. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 11.01% to earnings before income taxes.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets at March 31, 1999 were $148.8 million compared to $145.7 million
at December 31, 1998, representing an increase of $3.1 million.   Net loans
receivable increased from $107.0 million at December 31, 1998 to $108.5 million at March 31, 1999 as a result of $10.5 million in new loan originations, offset by $7.5 million in principal repayments, $102,000 in loans transferred to foreclosure and $1.4 million in loans originated and classified as held for sale. Loans held for sale at March 31, 1999 totaled $2.7 million as compared to $2.5 million at December 31, 1998. During the period loans originated that were classified as held-for-sale totaled $1.4 million and loans sold totaled $1.2 million. Office properties and equipment increased from $5.4 million at December 31, 1998 to $5.7 million at March 31, 1999, primarily as a result of construction costs incurred for the Bank's branch office located at Figueroa and Martin Luther King in the City of Los Angeles.

Total liabilities at March 31, 1999 were $135.2 million compared to $132.1 million at December 31, 1998. The $3.1 million increase is primarily attributable to the increase in deposits, advances from Federal Home Loan Bank and other liabilities, offset by the decrease in advance payments by borrowers and deferred income taxes.

Total capital at March 31, 1999 remained unchanged as compared to total capital at

March 31, 1998 at $13.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 18.62% and 13.35% for the period ended March 31, 1999 and 1998, respectively. The relatively high liquidity ratio results from the fact that Conversion proceeds, which the Company has not yet invested into Bank loans, are held as investments in treasury securities and federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earnings assets.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At March 31, 1999 and 1998 FHLB advances totaled $6.0 million and zero, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

REGULATORY CAPITAL

The OTS capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

Broadway Federal was in compliance with all capital requirements in effect at March 31, 1999, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Feral at the date indicated:

                                  FIRREA            FDICIA                Actual
Regulatory Capital Ratios         Minimum        "Well-capitalized"    At March 31,
for Broadway Federal              Requirement       Requirement            1999
------------------------------   ------------    ------------------    ------------
Tangible capital                     1.50%              N/A                7.67%

Core Capital                         3.00%              5.00%              7.67%

Risk-based capital                   8.00%              10.00%            14.20%

Tier 1 Risk-based capital            N/A                6.00%             13.08%

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

State of Readiness

In June 1998, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Committee comprised of representatives from all divisions of the Company. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative to make the Company's IT assets and non-IT assets Year 2000 compliant. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the first quarter of 1998. As a result, the Company replaced approximately 95% of its existing personal computers and monitors, as well as its data processing service bureau.

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

Costs to Address the Year 2000 Issue

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $500,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and additional costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $469,000, of which $37,000 were expensed. The major part of the costs incurred to date relate to the replacement of hardware and software which have been capitalized in accordance with Company policies.

Risks Presented by the year 2000 Issue

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau was performed with satisfactory results.

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

Contingency Plans

The Company is currently in the process of completing testing of its vendors and service providers. Where this is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service
providers.   The Company is currently developing a contingency plan to
minimize disruption of operations due to Year 2000 issues. Included are plans to recover critical business operations and alternatives to mitigate potential effects of critical third-party vendors and service providers whose own failure to properly address Year 2000 issues may adversely impact the ability to perform certain functions. Alternative strategies and contingency plans for liquidity and cash will also be included as part of the plan. The contingency plan is expected to be substantially completed for critical business operations by June 30, 1999.

There can be no assurance that the Company's Year 2000 initiative will effectively address the Year 2000 issues, that the Company's estimates of the timing and costs of completing the initiative will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BROADWAY FINANCIAL CORPORATION



Date:   MAY 7, 1999                By:  /s/ PAUL C. HUDSON
      -------------------              ---------------------------------
                                   Paul C. Hudson
                                   President and Chief Executive Officer

                                   By:  /s/ BOB ADKINS
                                       ---------------------------------
                                   Bob Adkins
                                   Secretary and Chief Financial Officer