Form 10QSB
period 1999-06-30
BROADWAY FINANCIAL CORP \DE\
filed 1999-08-13
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT

                  For transition period from__________ to___________

                  Commission file number      0-27464

         BROADWAY FINANCIAL CORPORATION
         (Exact Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                                   95-4547287
      (State of Incorporation)                (IRS Employer Identification No.)

         4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA        90010
                    (Address of Principal Executive Offices)

                                 (323) 634-1700
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,494 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of July 30, 1999.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX

PART I-- FINANCIAL INFORMATION

                  Item 1.  Financial Statements                        Page

                           Consolidated Balance Sheets
                           as of June 30, 1999 (unaudited)
                           and December 31, 1998                           3

                           Consolidated Statements of Operations for
                           the three months and six months ended June
                           30, 1999 and June 30, 1998 (unaudited)          4

                           Consolidated Statements of
                           Cash Flows for the six
                           months ended June 30, 1999
                           and June 30, 1998 (unaudited)                   5

                           Notes to Consolidated Financial
                           Statements (unaudited)                          7


                  Item 2.  Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations                           8


PART II-OTHER INFORMATION

                  Item 1.  Legal Proceedings                              19

                  Item 2.  Changes in Securities                          19

                  Item 3.  Defaults on Senior Securities                  19

                  Item 4.  Submission of Matters to a Vote
                                    Of Security Holders                   19
                  Item 5.  Other Information                              20

                  Item 6.  Exhibits and Reports on Form 8-K               20

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          June 30,         December 31,
                                                                                           1999               1998
                                                                                        ------------      -------------
ASSETS:

Cash...........................................................................        $   4,974           $   4,605
Federal funds sold.............................................................                -               2,600
Investment securities held to maturity.........................................           10,622               8,622
Mortgage-backed securities held to maturity....................................           14,733              12,096
Loans receivable, net..........................................................          112,042             107,055
Loans receivable held for sale, at lower of cost or fair value.................            9,635               2,495
Accrued interest receivable....................................................              992                 888
Real estate acquired through foreclosure, net..................................              730                 222
Investments in capital stock of Federal Home Loan Bank, at cost................            1,023                 987
Office properties and equipment, net...........................................            6,038               5,360
Other assets...................................................................              961                 721
                                                                                       ---------           ---------

Total assets...................................................................        $ 161,750           $ 145,651
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.......................................................................        $ 128,733           $ 125,998
Advance from Federal Home Loan Bank............................................           18,000               4,500
Advance payments by borrowers for taxes and insurance..........................              163                 205
Other liabilities..............................................................            1,333               1,395
                                                                                       ---------           ---------
Total liabilities                                                                        148,229             132,098
Stockholders' Equity:
    Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 and
        55,199 shares at  June 30, 1999 and December 31, 1998, respectively....                1                   1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding  932,494 and 932,494 shares at June 30, 1999 and
        December 31, 1998, respectively........................................               10                  10
   Additional paid-in capital..................................................            9,654               9,633
   Retained earnings-substantially restricted..................................            4,580               4,664
   Treasury stock-29,241 shares at cost........................................             (318)               (318)
   Unearned Employee Stock Ownership Plan shares...............................             (406)               (437)
                                                                                       ---------           ---------
Total stockholders' equity.....................................................           13,521              13,553
                                                                                       ---------           ---------
Total liabilities and stockholders'  equity                                            $ 161,750           $ 145,651
                                                                                       =========           =========

                    See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                              JUNE 30,                            JUNE 30,
                                                                     ------------------------           -------------------------
                                                                      1999             1998              1999              1998
                                                                     ------           -------           -------           -------

Interest on loans receivable.................................         2,349           $ 2,251           $ 4,604           $ 4,423
Interest on investment securities held-to-maturity...........           149               187               317               278
Interest on mortgage-backed securities held-to-maturity......           234                58               438               107
Other interest income........................................            14                15                29                30
                                                                      -----            ------            ------            ------
Total interest income........................................         2,746             2,511             5,388             4,838


Interest on deposits.........................................         1,075             1,083             2,158             2,125
Interest on borrowings.......................................           122                10               179                13
                                                                      -----            ------             -----             -----
Total interest expense.......................................         1,197             1,093             2,337             2,138
                                                                      -----            ------             -----             -----
Net interest income before provision for loan losses.........         1,549             1,418             3,051             2,700

Provision for loan losses....................................            75                75               150               150
                                                                      -----            ------             -----             -----
Net interest income after provision for loan losses..........         1,474             1,343             2,901             2,550

Noninterest income:
     Service charges.........................................           147                95               266               197
     Gain (loss) on sale of loans receivable held for sale...            (6)               (5)               (6)               14
     Other...................................................            15                10                27               197
                                                                      -----            ------             -----             -----
Total noninterest income                                                156               100               287               408
                                                                      -----            ------             -----             -----
Noninterest expense:
     Compensation and benefits...............................           649               648             1,426             1,341
     Occupancy expense, net..................................           340               302               597               582
     Unrealized loss on loans receivable held for sale.......           110                 -               110                 -
     Advertising and promotional expense.....................            55                42               101                79
     Consulting service......................................            31                12                50                34
     Federal insurance premiums..............................            28                25                55                50
     Insurance bond premiums.................................            28                24                56                50
     Real estate operations, net.............................            13                (1)               24                 5
     Contracted security services............................            40                41                78                77
     Litigation reserves.....................................           147                 -               162                 -
     Telephone and postage...................................            36                25                75                47
     Stationary, printing and supplies.......................            34                31                64                55
     Other...................................................           231               151               355               245
                                                                      -----            ------             -----             -----
Total noninterest expense                                             1,742             1,300             3,153             2,565
                                                                      -----            ------             -----             -----
Earnings before income taxes.................................          (112)              143                35               393

Income taxes.................................................           (47)               59                13               164
                                                                      -----            ------             -----             -----
Net earnings.................................................           (65)          $    84           $    22           $   229
                                                                      ======           ======             =====             =====
Earnings per share-basic.....................................       ($  .08)          $   .08           $   .01           $   .23
Earnings per share-diluted...................................       ($  .08)          $   .08           $   .01           $   .23
Dividend  declared per share-common stock....................        $  .05           $   .05           $   .10           $   .10

                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       Six Months Ended
                                                                                                             June 30,
                                                                                                  1999               1998
                                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                    $     22           $    229

   Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation                                                                                   186                 87
      Amortization of premium on loans purchased                                                      59                  -
      Amortization of net deferred loan origination fees                                              (3)               (43)
      Amortization of discounts and premium on securities                                             56                  3
      Amortization of deferred compensation                                                           53                 56
      Federal Home Loan Bank stock dividends                                                         (36)               (27)
      Gain on sale of real estate acquired through foreclosure                                         -                (25)
      Loss (gain) on sale of loans receivable held for sale                                            6                (14)
      Gain on sale of office properties and equipment                                                 (2)                (6)
      Provision for loan losses                                                                      150                150
      Provision for write-downs and losses on real estate acquired through foreclosure                 6                 17
      Lower of cost or fair value on loans receivable held for sale                                  110                  -
      Loans originated for sale, net of refinances                                                (8,461)            (3,171)
      Proceeds from sale of loans receivable held for sale                                         1,205              1,705
      Changes in operating assets and liabilities:
         Accrued interest receivable                                                                (104)              (162)
         Other assets                                                                               (240)               (54)
         Deferred income taxes                                                                         -                (35)
         Other liabilities                                                                           (76)              (594)
                                                                                                  -------            -------
Total adjustments                                                                                 (7,091)            (2,113)
                                                                                                  -------            -------
Net cash used in operating activities                                                             (7,069)            (1,884)
                                                                                                  -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                                                              (16,858)            (3,018)
Loans purchased                                                                                        -            (14,687)
Premium on loans purchased                                                                             -               (253)
Principal repayment on loans                                                                      11,165             11,495
Proceeds from sale of office properties and equipment                                                  3                132
Purchases of investment securities held-to-maturity                                               (4,500)           (10,065)
Purchases of mortgage-backed securities held-to-maturity                                          (4,595)                 -
Proceeds from maturities of investment securities held-to-
      maturity                                                                                     2,500              3,991
Proceeds from maturities of mortgage-backed securities held-
      to-maturity                                                                                  1,902                  -
Capital expenditures for office properties and equipment                                            (865)              (703)
Proceeds from sale of real estate acquired through foreclosure                                         -                948
                                                                                                  -------            -------
Net cash used in investing activities                                                            (11,248)           (12,160)
                                                                                                  -------            -------

                         BROADWAY FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                                           June 30,
                                                                   1999               1998
                                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                          2,735              7,484
Increase in advance from Federal Home Loan Bank                  13,500              5,500
Dividends paid                                                     (107)              (101)
Decrease in advances by borrowers
     for taxes and insurance                                        (42)               (46)
                                                                 -------            -------
Net cash provided by financing activities                        16,086             12,837
                                                                 -------            -------
Net decrease in cash and cash equivalents                        (2,231)            (1,207)

Cash and cash equivalents at beginning of period                  7,205              4,831
                                                                 -------            -------
Cash and cash equivalents at end of period                     $  4,974           $  3,624
                                                                 =======            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                         $  2,291           $  2,144
Cash paid for income taxes                                          315                312
                                                                 =======            =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
Additions to real estate acquired through foreclosure               500                561


                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133.", SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 required recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (Broadway Federal). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 1999, Broadway Federal operated five retail banking offices in Southern California.

The Company's results of operations are dependent primarily on Broadway Federal's net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expense, and federal deposit insurance premiums, and by its periodic provisions for loan losses. The results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

The reduction in the Company's net earnings for the first six months of 1999 is primarily attributable to higher legal costs, an increase in litigation reserves, and fair value adjustments on loans held for sale.

To improve profitability, management is focused on three Bank operational areas: net interest margin, noninterest expenses, and noninterest income.

NET INTEREST MARGIN

The Company's net interest margin increased by $351,000, or 13%, for the six months ended June 30, 1999, as compared to the prior year. The increase in net interest margin results from higher interest income from loans and investments and the Company's continued focus on controlling interest expense.

The increase in mortgage interest income was fueled by substantial growth in loan originations coupled with a slow down in loan pay offs. The Company originated $25.2 million in loans for the six months ended June 30, 1999, compared to $6.1 million for the same period ended June 30, 1998, and compared to $22.1 million for the twelve month period ended December 31, 1998.

Interest income was also positively impacted by a 96% increase in investment income, from $385,000 for the period ended June 30, 1998 to $755,000 for the period ended June 30, 1999. Investment assets increased by 66% from $15.3 million as of June 30, 1998 to $25.4 million as of June 30, 1999, and have increased by $4.6 million since December 31, 1998.

The Company funded its growth in investments and loans with a combination of deposits and borrowings. Total deposits increased by $11.4 million, or 10%, from $117.4 million as of June 30, 1998 to $128.7 million as of June 30, l999. Advances from the Federal Home Loan Bank increased from $5.5 million as of June 30, 1998 to $18.0 million as of June 30, 1999.

Management of the Company's net interest spread has involved investing in higher yielding multifamily loans and reducing the rate paid on passbook accounts. At June 30, 1999, passbook accounts totaled $29.4 million, or 22.8% of total deposits.

NONINTEREST EXPENSE REDUCTION

Noninterest expense reduction efforts have included staff reductions and closure of an in-store savings branch.

In early August, the Company initiated a staff reduction and realignment plan, which resulted in the termination of five full time equivalent employees ("FTEs") and the resignation of 3.5 FTEs, which resulted in a net decrease of 8.5 FTEs. The staff reduction represents 13.8% of the total staff employed by the Company at June 30, 1999.

The Company has closed an in-store savings branch, located on Slauson Avenue in Los Angeles, effective June 30, 1999. Branch deposits were transferred to our Inglewood branch. The Company is also conducting an analysis of other locations to determine the feasibility of additional branch closures.

NONINTEREST INCOME

The Company plans to improve noninterest income by selling new products and services, fee increases and establishing new fees.

In early August, the Company completed construction of a new branch office facility at 4001 South Figueroa Street in Los Angeles, replacing the Bank's temporary office at 4429 Broadway in Los Angeles. The new location will house a Bank savings branch, a newly established copy/postal center, and a check cashing store that is projected to open in the first quarter of 2000.

The Company experienced a substantial increase in service charge revenues. Service charges increased by 55% during the three-month period ended June 30, 1999, as compared to the same period in 1998. The Company has enhanced its data systems and computer equipment to meet Year 2000 requirements; these enhancements have resulted in the identification and implementation of new fee income sources, such as charging ATM fees to non-Bank customers. Management plans to explore areas for additional fee increases and for implementation of new fees.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

GENERAL

The Company recorded a net loss of $65,000, or $0.08 per diluted share, for the three months ended June 30, 1999, as compared to net earnings of $84,000, or $0.08 per diluted share, for the three months ended June 30, 1998. For the six months ended June 30, 1999 the Company recorded net earnings of $22,000, or $0.01 per diluted share, as compared to net earnings of $229,000, or $0.23 per diluted share, for the same period ended June 30, 1998. The decrease in net earnings for the first six months from 1998 to 1999 resulted primarily from increased noninterest expense and lower noninterest income, offset by higher net interest income.

INTEREST INCOME

Interest income increased by $235,000 during the three months ended June 30, 1999 as compared to the same period in 1998. For the six months ended June 30, 1999 interest income increased by$550,000 as compared to the same period in 1998. These increases were primarily the result of increases in average assets of $21.6 million and $21.2 million for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in assets during the three months and six months ended June 30, 1999 was funded by an increase in savings deposits and advances from the Federal Home Loan Bank. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio and its investment in mortgage-backed securities.

INTEREST EXPENSE

Interest expense increased by $104,000 during the three months ended June 30, 1999 as compared to the same period in 1998. For the six months ended June 30, 1999 interest expense increased by $199,000 as compared to the same period in 1998. The increases were largely in interest on borrowings as average borrowings increased by $9.8 million and $7.5 million for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The average cost of deposits decreased 26-basis points, from 3.70% for the six months ended June 30, 1998 to 3.44% for the six months ended June 30, 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $75,000 and $150,000 for each of the three months and six months ended June 30, 1999 and June 30, 1998, respectively.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), increased by $563,000, from $1.6 million at June 30, 1998 to $2.1 million at June 30, 1999. The increase resulted from an increase in non-accrual loans of $515,000 and an increase in REO of $48,000. As a percentage of total assets, non-performing assets were 1.33% at June 30, 1999, compared to 1.15% and 0.90% at June 30, 1998 and
December 31, 1998, respectively. Non-accrual loans increased by $327,000 during the first six months to $1.4 million, and REO increased by $508,000, to $730,000. Non-accrual loans at June 30, 1999 included seven loans totaling $669,000 secured by one- to four-unit properties and three loans totaling $748,000 secured by multi-family properties. REO at June 30, 1999 included four single family properties with book values totaling $514,000, one commercial property with a book value of $93,000 and one parcel of land with a book value of $265,000, offset by a $142,000 allowance for REO.

As of June 30, 1999 the Company's allowance for loan losses totaled $1.3 million, representing a $150,000 increase from the balance at December 31, 1998. The allowance for loan losses represents 1.05% of total loans at June 30, 1999 compared to 1.03% at December 31, 1998. The allowance for loan losses was 91.81% of non-accrual loans at June 30, 1999 compared to 105.60% at December 31, 1998. There were no loan charge-offs or recoveries for the six months ended June 30, 1999.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of June 30, 1999, but there can be no assurance that such losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance in loan losses based on their judgements of the information available at the time of the examination.

NONINTEREST INCOME

Noninterest income increased by $56,000 for the three- month period ended June 30, 1999 as compared to the same period during 1998. For the six-month period ended June 30, 1999 noninterest income decreased by $121,000. Service charges increased by $52,000 and $69,000 during the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The increase resulted primarily from increased fees charged on various savings products and from a greater number of checking accounts at June 30, 1999 as compared to June 30, 1998. The Company reported a $6,000 loss on sale of mortgage loans for the three-month and six-month periods ended June 30, 1999 as compared to a $5,000 loss and a $14,000 gain on sale of mortgage loans for the same periods in 1998. Finally, other noninterest income increased by $5,000, from $10,000 for the three months ended June 30, 1998 to $15,000 for the same period in 1999. For the six months ended June 30, 1999 other noninterest income decreased by $170,000, from $197,000 for the six months ended June 30, 1998 to $27,000 for the same period during 1999. The decrease resulted from the reversal in the 1998 period of a $170,000 accrual that had been set up for interest and penalties on funds escheated to the State of California in 1992.

NONINTEREST EXPENSE

Noninterest expense increased by $442,000 and $588,000, respectively, during the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The increase in noninterest expense was due primarily to increases in compensation and benefits, an unrealized loss on loans receivable held for sale, and accruals for litigation and other expenses. Compensation and benefits increased by $1,000 and $85,000, respectively, for the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The increases resulted from the accrual of vested stock grants and an increase in the number of employees, offset by a reversal of accrued bonuses during the second quarter of 1999. The increase in unrealized loss on loans receivable held for sale was caused by changes in market conditions at June 30, 1999. The accrual for litigation increased by $147,000 and $162,000, respectively, during the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The increases were due to the accrual of estimated legal settlement loss. Other noninterest expense increased by $80,000 and $110,000, respectively, for the three-month and six-month periods ended June 30, 1999 as compared to the same periods during 1998. The increases were primarily caused by an increase in legal fees incurred during the period.

INCOME TAXES

Income tax expense decreased by $106,000 and $151,000, respectively, for the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The decreases in income taxes were the result of lower earnings before income taxes. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and a California income tax rate of 10.84% to earnings before income taxes.

FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets at June 30, 1999 were $161.7 million compared to $145.7 million at December 31, 1998, representing an increase of $16.0 million. Net loans receivable increased from $107.0 million at December 31, 1998 to $112.0 million at June 30, 1999 as a result of $25.2 million in new loan originations, offset by $11.2 million in principal repayments, $500,000 in loans transferred to foreclosure and $8.5 million in loans originated and classified as held for sale. Loans held for sale at June 30, 1999 totaled $9.6 million as compared to $2.5 million at December 31, 1998. The increase resulted from an increase in multi-family loans designated as held for sale. During the six months ended June 30, 1999, loans sold totaled $1.2 million. Office properties and equipment increased from $5.4 million at December 31, 1998 to $6.0 million at June 30, 1999, primarily as a result of construction costs incurred for the Bank's branch office located at Figueroa and Martin Luther King in the City of Los Angeles.

Total liabilities at June 30, 1999 were $148.2 million compared to $132.1 million at December 31, 1998. The $16.1 million increase is primarily attributable to the increase in deposits and Federal Home Loan Bank advances, offset by a decrease in advance payments by borrowers and other liabilities.

As compared to total capital at December 31, 1998, total capital at June 30, 1999 decreased $32,000, to $13.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are customer deposits, principal and interest payments on loans and other sources of liquidity include investment securities maturing within one year, to a lesser extent, proceeds from the sale of loans and advances from the Federal Home Loan Bank " FHLB". While maturities and scheduled amortization of Bank loans are relatively predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 20.05% and 13.43% for the period ended June 30, 1999 and 1998, respectively. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in loans or other higher yielding interest-earning assets.

At June 30, 1999 and 1998 FHLB advances totaled $18.0 million and $5.5 million, respectively. Broadway Federal increased its borrowings from the FHLB in the period after June 30, 1998 to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities, that is, the risk that the interest rates it receives on loans and securities investments may change at different times or in different degrees than the interest rates it pays on its customer deposits and on its borrowings. The composition of the Company's financial instruments that subject it to market risk has not changed significantly since December 31, 1998.

REGULATORY CAPITAL

The OTS capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Association's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The risk-based capital provisions of the capital regulations assign specific risk weightings to all assets and off-balance sheet items.

Broadway Federal was in compliance with all capital requirements in effect at June 30, 1999, and meets all standards necessary to be considered
"well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

                                  FIRREA               FDICIA            Actual
Regulatory Capital Ratios         Minimum       "Well-capitalized"      At June 30,
for Broadway Federal              Requirement        Requirement           1999
-------------------------        -------------  ------------------      -----------
Tangible capital                     1.50%               N/A               7.07%

Core capital                         3.00%               5.00%             7.07%

Risk-based capital                   8.00%              10.00%            13.96%

Tier 1 Risk-based capital             N/A                6.00%            13.00%


YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Beginning with the year 2000, systems that calculate, compare or sort data in this manner may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include: business disruption or temporary shutdown and financial loss. The Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines ("ATMs"), copiers, fax machines, coin/currency counters, and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

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

2. Assessment-Inventory of IT assets and non-IT assets, as well as identification of third-party vendors and service providers with which the Company has material relationships. This phase has been completed.

3. Renovation-Review of vendor and service providers' responses to the Company's Year 2000 inquiries and development of a follow-up plan and time-line. This phase has been completed.

4. Validation-This phase consists of testing of IT assets and non-IT assets, as well as testing of third-party vendors and service providers with respect to Year 2000 issues. The testing of IT assets and non-IT assets is complete. The testing of third-party vendors and service providers is 99% complete. Testing of all mission-critical systems has been completed.

5. Implementation-As mentioned above, the Company replaced 95% of its computer hardware and software, and converted to a data processing service bureau that is considered to be Year 2000 compliant. The Company has conducted sufficient testing to satisfy itself of such compliance. The Company has also tested its new hardware and software and ascertained their compliance. The Company is awaiting certification from a small number of vendors in order to complete vendor testing and verification.

Costs to Address the Year 2000 Issue

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $500,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and additional costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $478,000, of which $46,000 was expensed. The major part of the costs incurred to date relate to the replacement of hardware and software which have been capitalized in accordance with Company policies.

Risks Presented by the year 2000 Issue

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau has been performed with satisfactory results.

If the Company principal third-party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

Contingency Plans

The Company has developed contingency plans to minimize disruption of operations due to Year 2000 issues. These included plans to recover critical business operations and alternatives to mitigate potential effects of critical third-party vendors and service providers whose own failure to properly address Year 2000 issues may adversely impact the ability to perform certain functions. Alternative strategies and contingency plans for liquidity and cash are also included. The contingency plans were completed in June of 1999, and are currently in the testing phase. Testing is expected to be completed by September 1, 1999.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, including "may," "will," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the documents filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS

                  None

         Item 2. CHANGES IN SECURITIES

                  None

         Item 3. DEFAULTS UPON SENIOR SECURITIES

                  None

         Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  The Annual Meeting of the Company was held on June 16, 1999 for the following purposes:

         (a) To elect three directors to serve until the Annual Meeting to be held in the year 2002 or until their successors are elected and have been qualified:

                  The stockholders reelected Messrs. A Odell Maddox, Lyle Marshall and Daniel A. Medina to serve as directors for terms of three years each. The number of votes FOR and those WITHHELD for each of the directors is detailed below:

                  Mr.  A. ODELL MADDOX
                  For                477,863
                  Withheld            2,900

                  Mr. LYLE MARSHALL
                  For                478,572
                  Withheld            2,191

                  Mr.  DANIEL A. MEDINA
                  For                479,445
                  Withheld            1,318

         (b) To ratify the appointment of KPMG LLP as the Company's independent auditing firm for 1999 and 2000.

                  The stockholders ratified the appointment of independent auditors based upon total votes FOR of 480,427, 216 AGAINST and total ABSTENTIONS of 120 .

                  Item 5.  OTHER INFORMATION

                  None


                  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                    Exhibit 27.1-Financial Data Schedule

                           (b)      Reports on Form 8-K

                                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BROADWAY FINANCIAL CORPORATION

Date:   August 11, 1999              By:  /s/ PAUL C. HUDSON
                                     Paul C. Hudson
                                     President and Chief Executive Officer

                                     By:  /s/ BOB ADKINS
                                     Bob Adkins
                                     Secretary and Chief Financial Officer