Form 10QSB
period 1999-09-30
BROADWAY FINANCIAL CORP \DE\
filed 1999-11-15
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT

                  For transition period from__________ to___________

                  Commission file number      0-27464
                                              --------
                         BROADWAY FINANCIAL CORPORATION
                         ------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

      Delaware                               95-4547287
     ----------                             ------------
   (State of Incorporation)                (IRS Employer
                                          Identification No.)

     4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA        90010
     -------------------------------------------------------------
                (Address of Principal Executive Offices)

                            (323) 634-1700
                            ---------------
            (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,494 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of October 29, 1999.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                          INDEX


PART I--FINANCIAL INFORMATION
            Item 1.           Financial Statements (unaudited)             Page

                              Consolidated Balance Sheets
                              as of September 30, 1999
                              and December 31,                              3

                              Consolidated Statements of
                              Operations for the three months
                              and nine months ended September 30,
                              1999 and September 30, 1998                   4

                              Consolidated Statements of
                              Cash Flows for the nine months
                              ended September 30, 1999
                              and September 30, 1998                        5

                              Notes to Consolidated Financial
                              Statements                                    7


            Item 2.           Management's Discussion and
                              Analysis of Financial Condition and
                              Results of Operations                         8

PART II--OTHER INFORMATION

            Item 6.           Exhibits and Reports on Form 8-K             18


                                     2

                             BROADWAY FINANCIAL CORPORATION
                                     AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                                      1999            1998
                                                                                               -------------       -------------
ASSETS:

Cash ........................................................................................      $  3,702            $  4,605
Federal funds sold...........................................................................           --                2,600
Investment securities held to maturity.......................................................        10,622               8,622
Mortgage-backed securities held to maturity..................................................        13,868              12,096
Loans receivable, net........................................................................       120,128             107,055
Loans receivable held for sale, at lower of cost or fair value...............................         8,190               2,495
Accrued interest receivable..................................................................           986                 888
Real estate acquired through foreclosure, net................................................           635                 222
Investments in capital stock of Federal Home Loan Bank, at cost..............................         1,215                 987
Office properties and equipment, net.........................................................         6,432               5,360
Other assets.................................................................................         1,472                 721
                                                                                               -------------       -------------

Total assets.................................................................................      $167,250            $145,651
                                                                                               =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ....................................................................................      $133,213            $125,998
Advance from Federal Home Loan Bank..........................................................        18,000               4,500
Advance payments by borrowers for taxes and insurance........................................           372                 205
Other liabilities............................................................................         1,852               1,395
                                                                                               -------------       -------------

Total liabilities............................................................................       153,437             132,098
Stockholders' Equity:
    Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 and
        55,199 shares at  September 30, 1999 and December 31, 1998, respectively.............             1                   1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding  932,494 and 932,494 shares at September 30, 1999 and
        December 31, 1998, respectively......................................................            10                  10
   Additional paid-in capital................................................................         9,665               9,633
   Retained earnings-substantially restricted................................................         4,846               4,664
   Treasury stock-29,241 shares at cost......................................................          (318)               (318)
   Unearned Employee Stock Ownership Plan shares.............................................          (391)               (437)
                                                                                               -------------       -------------

Total stockholders' equity...................................................................        13,813              13,553
                                                                                               -------------       -------------

Total liabilities and stockholders'  equity..................................................      $167,250            $145,651
                                                                                               =============       =============

                      See Notes to Consolidated Financial Statements

                                     BROADWAY FINANCIAL CORPORATION
                                          AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 ------------------------            ---------------------------
                                                                   1999             1998               1999               1998
                                                                 -------          --------           --------           --------
Interest on loans receivable.................................     2,569            $1,965             $7,173             $6,388
Interest on investment securities held-to-maturity...........       170               192                487                470
Interest on mortgage-backed securities held-to-maturity......       222                81                660                188
Other interest income........................................        13                14                 42                 44
                                                                 -------          --------           --------           --------

Total interest income........................................     2,974             2,252              8,362              7,090


Interest on deposits.........................................     1,134             1,010              3,292              3,135
Interest on borrowings.......................................       205                78                384                 91
                                                                 -------          --------           --------           --------

Total interest expense.......................................     1,339             1,088              3,676              3,226
                                                                 -------          --------           --------           --------

Net interest income before provision for loan losses.........     1,635             1,164              4,686              3,864

Provision for loan losses....................................        75               225                225                375
                                                                 -------          --------           --------           --------

Net interest income after provision for loan losses..........     1,560               939              4,461              3,489

Noninterest income:
     Service charges.........................................        89               111                355                308
     Gain (loss) on sale of loans receivable held for sale ..       (49)               --                (55)                14
     Gain on casualty insurance reimbursement................       680                --                680                 --
     Other  .................................................        27                17                 54                214
                                                                 -------          --------           --------           --------
Total noninterest income.....................................       747               128              1,034                536
                                                                 -------          --------           --------           --------

Noninterest expense:
     Compensation and benefits...............................       841               596              2,267              1,937
     Occupancy expense, net..................................       262               309                859                891
     Unrealized loss on loans receivable held for sale.......        60                --                170                  -
     Advertising and promotional expense.....................        60                69                161                148
     Consulting service......................................        29                 7                 79                 41
     Federal insurance premiums..............................        28                27                 83                 77
     Insurance bond premiums.................................        21                28                 77                 78
     Real estate operations, net.............................         4                34                 28                 39
     Contracted security services............................        41                39                119                116
     Litigation reserves.....................................        70                --                232                 --
     Telephone and postage...................................        53                30                128                 77
     Stationary, printing and supplies.......................        29                23                 93                 78
     Other ..................................................       267               133                622                378
                                                                 -------          --------           --------           --------
Total noninterest expense....................................     1,765             1,295              4,918              3,860
                                                                 -------          --------           --------           --------

Earnings (loss) before income taxes..........................       542              (228)               577                165

Income taxes (tax benefit)...................................       222               (94)               235                 70
                                                                 -------          --------           --------           --------

Net earnings (loss) .........................................       320            $ (134)            $  342             $   95
                                                                 =======          ========           ========           ========

Earnings (loss) per share-basic..............................    $  .34            $ (.16)              $.34               $.08
Earnings (loss) per share-diluted............................       .33              (.16)               .33                .08
Dividend  declared per share-common stock....................       .05               .05                .15                .15

                       See Notes to Consolidated Financial Statements

                   BROADWAY FINANCIAL CORPORATION
                           AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                       (DOLLARS IN THOUSANDS)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                         1999              1998
                                                                                                       ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                           $    342          $     95

Adjustments to reconcile net earnings to net cash provided by (used in)
         operating activities:
         Depreciation                                                                                       286               149
         Amortization of premium on loans purchased                                                          78                66
         Amortization of net deferred loan origination fees                                                  34               (41)
         Amortization of discounts and premium on securities                                                 88                 9
         Amortization of deferred compensation                                                               78                47
         Gain on sale of real estate acquired through foreclosure                                            (8)              (26)
         Loss (gain) on sale of loans receivable held for sale                                               55               (14)
         Gain on sale of office properties and equipment                                                     (2)               (6)
         Provision for loan losses                                                                          225               375
         Provision for write-downs and losses on real estate acquired through foreclosure                    10                40
         Lower of cost or fair value on loans receivable held for sale                                      123                 -
         Loans originated for sale, net of refinances                                                   (13,855)           (1,807)
         Proceeds from sale of loans receivable held for sale                                             7,982             2,043
         Changes in operating assets and liabilities:
            Accrued interest receivable                                                                     (98)              (57)
            Other assets                                                                                   (751)             (236)
            Deferred income taxes                                                                             -               (55)
            Other liabilities                                                                               443              (257)
                                                                                                       ---------       -----------

Total adjustments                                                                                        (5,312)             (230)
                                                                                                       ---------       -----------

Net cash  provided by (used in) operating activities                                                     (4,970)              325
                                                                                                       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                                                                     (30,201)           (7,882)
Loans purchased                                                                                              --           (15,257)
Principal repayment on loans                                                                             16,304            20,108
Proceeds from sale of office properties and equipment                                                         3               132
Purchases of investment securities held-to-maturity                                                      (4,500)          (11,119)
Purchases of mortgage-backed securities held-to-maturity                                                 (4,595)           (5,339)
Proceeds from maturities of investment securities held-to-
         maturity                                                                                         2,500             9,005
Proceeds from maturities of mortgage-backed securities held-
         to-maturity                                                                                      2,735                --
Purchase of Federal Home Loan stock                                                                        (228)              (42)
Capital expenditures for office properties and equipment                                                 (1,359)           (1,327)
Proceeds from sale of real estate acquired through foreclosure                                               86             1,019
                                                                                                       ---------       -----------

Net cash used in investing activities                                                                   (19,255)          (10,702)
                                                                                                       ---------       -----------

                       BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)
                          (DOLLARS IN THOUSANDS)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 1999                  1998
                                                                            ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                              7,215                 9,964
Increase in advance from Federal Home Loan Bank                                      13,500                 4,500
Dividends paid                                                                         (160)                 (121)
Increase in advances by borrowers
     for taxes and insurance                                                            167                   150
                                                                            ----------------      ----------------

Net cash provided by financing activities                                            20,722                14,493
                                                                            ----------------      ----------------

Net  increase (decrease) in cash and cash equivalents                                (3,503)                4,116

Cash and cash equivalents at beginning of period                                      7,205                 4,831
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period                                          $ 3,702               $ 8,947
                                                                            ================      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                              $ 3,592               $ 3,254
Cash paid for income taxes                                                              315                   312
                                                                            ================      ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
Additions to real estate acquired through foreclosure                                  500                   561


                     See Notes to Consolidated Financial Statements

                 BROADWAY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999
                            (UNAUDITED)

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") is primarily engaged in providing financial services through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal") or (the "Bank"). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 1999, Broadway Federal operated five retail banking offices in Southern California.

The Company's management considers its operations to be segregated into two reportable segments - i)banking, through Broadway Federal and ii) retail services, through its newly established subsidiary, Banksmart, Inc. ("Banksmart"). Through Banksmart, the Company is providing one stop, full service, convenience to its customers. Banksmart includes a postal center, copy center and in early 2000 ,a check cashing facility will be added. Banksmart customers can rent mail boxes, order printing, perform desktop publishing, purchase office supplies, wire money, send packages, etc. In early August, Banksmart opened its first center inside Broadway Federal's Exposition Park branch. As of September 30, 1999 the operations of Banksmart are insignificant.

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

The improvement in earnings for the third quarter and nine months ended September 30, 1999 compared to the prior year results from a number of offsetting factors including: i) a higher net interest margin, ii) the recognition of a $680,000 non-recurring pretax gain resulting from a casualty insurance reimbursement and iii) a lower provision for loan losses, offset by higher noninterest expenses.

In August, the Company initiated a staff reduction and realignment plan, which resulted in the termination of 5.0 full time equivalent employees ("FTEs") and the resignation of 3.5 FTEs, which resulted in a net decrease of 8.5 FTEs. The staff reduction represents 13.8% of the total staff employed by the Company at June 30, 1999.

Also in August, the Company completed construction of a new branch office facility at 4001 South Figueroa Street in Los Angeles, replacing the Bank's temporary office at 4429 Broadway in Los Angeles. The new location houses a Bank savings branch, a newly established copy/postal center, and a check cashing facility that is projected to open in the first quarter of 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

GENERAL

The Company recorded net earnings of $320,000, or $0.33 per diluted share, for the three months ended September 30, 1999, as compared to a net loss of $134,000, or $0.16 per diluted share, for the three months ended September 30, 1998. For the nine months ended September 30, 1999 the Company recorded net earnings of $342,000, or $0.33 per diluted share, as compared to net earnings of $95,000, or $0.08 per diluted share, for the same period ended September 30, 1998.

INTEREST INCOME

Interest income increased by $722,000 during the three months ended September 30, 1999 as compared to the same period in 1998. For the nine months ended September 30, 1999 interest income increased by $1.3 million as compared to the same period in 1998. These increases were primarily the result of increases in average assets of $28.7 million and $23.9 million for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase in assets during the three months and nine months ended September 30, 1999 was funded by an increase in savings deposits and advances from the Federal Home Loan Bank. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio and its investment in mortgage-backed securities. The average interest rate on earning assets decreased 29-basis points, from 7.91% for the nine months ended September 30, 1998 to 7.62% for the nine months ended September 30, 1999.

INTEREST EXPENSE

Interest expense increased by $251,000 during the three months ended September

30, 1999 as compared to the same period in 1998. For the nine months ended September 30, 1999 interest expense increased by $450,000 as compared to the same period in 1998. The increases were largely in interest on borrowings as average borrowings increased by $13.5 million and $9.4 million for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The average cost of deposits decreased 27-basis points, from 3.70% for the nine months ended September 30, 1998 to 3.43% for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The provision for loan losses decreased by $150,000 for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decrease was related to a significant decline in third quarter charge-offs in 1999 as compared to charge-offs during the same period in 1998.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), increased by $702,000, from $1.3 million at December 31, 1998 to $2.0 million at September 30, 1999. The increase resulted from an increase in non-accrual loans of $289,000 and an increase in REO of $413,000. As a percentage of total assets, non-performing assets were 1.20% at September 30, 1999, compared to 0.90% at December 31, 1998. Non-accrual loans increased by $289,000 during the first nine months to $1.4 million, and REO increased by $413,000, to $635,000. Non-accrual loans at September 30, 1999 included six loans totaling $511,000 secured by one- to four-unit properties, four loans totaling $848,000 secured by multi-family properties and one unsecured loan for $20,000. REO at September 30, 1999 included three single family properties with book values totaling $423,000, one commercial property with a book value of $93,000 and one parcel of land with a book value of $265,000, offset by a $146,000 allowance for REO.

As of September 30, 1999 the Company's allowance for loan losses totaled $1.4 million, representing a $213,000 increase from the balance at December 31, 1998. The allowance for loan losses represents 1.04% of total loans at September 30, 1999 compared to 1.03% at December 31, 1998. The allowance for loan losses was 98.92% of non-accrual loans at September 30, 1999 compared to 105.60% at December 31, 1998. For the nine months ended September 30, 1999 loan charge-offs totaled $12,000, as compared to $353,000 during the same period a year ago. The charge-offs during the nine months ended September 30, 1998 primarily consisted of two loans made to one borrower aggregating $229,000.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of September 30, 1999, but there can be no assurance that such losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance in loan losses based on their judgements of the information available at the time of the examination.

NON-INTEREST INCOME

Non-interest income increased by $619,000 for the three-month period ended September 30, 1999 as compared to the same period during 1998. For the nine-month period ended September 30, 1999 non-interest income increased by $498,000. The increase in non-interest income for both the three-month and nine-month periods ended September 30, 1999 compared to the corresponding 1998 periods are due primarily to a $680,000 gain recognized on the reimbursement of a casualty insurance claim during the third quarter of 1999. This reimbursement related to the 1992 destruction of Broadway Federal's corporate headquarters office. At September 30, 1999, the Company has no further insurance claims outstanding relative to this casualty loss. These increases were offset by losses on sales of loans recognized during the periods in question. Additionally, other income for the nine months ended September 30, 1999 is comparatively lower relative to that recognized in 1998 due to the reversal of a $170,000 accrual in 1998 for possible penalties on funds escheated to the State of California. The accrual was reversed after management determined the Company was no longer subject to the penalties.

NON-INTEREST EXPENSE

Non-interest expense increased by $470,000 and $1.1 million, respectively, during the three-month and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. The increases were due primarily to increases in i) compensation and benefits, ii) unrealized loss on loans receivable held for sale, iii) litigation reserves, and iv) other expenses.

Compensation and Benefits

Compensation and benefits increased by $245,000 and $330,000, respectively, during the three-month and nine-month periods ended September 30, 1999 relative to the same periods in 1998. The increase resulted primarily from the accrual of vested stock awards, the payment of severance benefits related to the aforementioned staff reduction, and accrued bonuses.

Unrealized Losses on Loans Receivable Held for Sale

The increases in this category relate directly to changes in secondary market factors for the periods reported. Unrealized losses are recognized to the extent that the fair value of loans receivable held for sale is less than the historical cost of such loans. The majority of loans receivable held for sale at September 30, 1999 are currently at fixed rates. Recent increases in interest rates have led to a diminution in the fair value of such loans. During 1998, market conditions and prices on loans were such that no unrealized losses were recognized.

Litigation Reserves

Litigation reserves increased by $70,000 and $232,000, respectively, during the three-month and nine-month periods ended September 30, 1999 relative to the same periods in 1998. The increase in reserves relates to two unrelated proceedings pending against Broadway Federal that arose out of alleged fraudulent endorsements by Broadway Federal's customers. One proceeding involves a complaint for fraud, conversion, declaratory relief and injunctive relief. The second proceeding involves a complaint for breach of transfer and presentment warranties. The Company has accrued a total of $205,000 at September 30, 1999 for the litigation risk relative to these cases.

Other Expenses

Other expenses increased by $134,000 and $244,000, respectively, for the three-month and nine-month ended September 30, 1999 relative to the same periods in 1998. The increases were primarily a result of increases in branch operating losses and legal fees during the periods noted.

INCOME TAXES

Income tax expense increased by $316,000 and $165,000, respectively, for the three-month and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. The increases in income taxes were the result of higher earnings before income taxes. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and a California income tax rate of 10.84% to earnings before income taxes.

FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Total assets at September 30, 1999 were $167.3 million compared to $145.7 million at December 31, 1998, representing an increase of $21.6 million. Net loans receivable increased from $107.0 million at December 31, 1998 to $120.1 million at September 30, 1999 as a result of $44.0 million in new loan originations, offset by $16.3 million in principal repayments, $500,000 in loans transferred to foreclosure, $13.9 million in loans originated and classified as held for sale, and $225,000 provision for loan losses. Loans held for sale at September 30, 1999 totaled $8.2 million as compared to $2.5 million at December 31, 1998. The increase resulted from an increase in multi-family loans designated as held for sale. During the nine months ended September 30, 1999, loans sold totaled $8.0 million. Office properties and equipment increased from $5.4 million at December 31, 1998 to $6.4 million at September 30, 1999, primarily as a result of construction costs incurred for the Bank's branch office located at Figueroa and Martin Luther King in the City of Los Angeles.

Total liabilities at September 30, 1999 were $153.4 million compared to $132.1 million at December 31, 1998. The $21.3 million increase is primarily attributable to the increase in deposits, Federal Home Loan Bank advances, advance payments by borrowers and other liabilities.

As compared to total capital at December 31, 1998, total capital at September 30, 1999 increased $260,000, to $13.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are customer deposits, principal and interest payments on loans and other sources of liquidity include investment securities maturing within one year, to a lesser extent, proceeds from the sale of loans and advances from the Federal Home Loan Bank " FHLB". While maturities and scheduled amortization of Bank loans are relatively predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 19.11% and 13.80% for the period ended September 30, 1999 and 1998, respectively. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in loans or other higher yielding interest-earning assets.

At September 30, 1999 and 1998 FHLB advances totaled $18.0 million and $4.5 million, respectively. Broadway Federal increased its borrowings from the FHLB in the period after June 30, 1998 to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The composition of the Company's financial instruments that subject it to market risk has not changed significantly since December

31, 1998.

REGULATORY CAPITAL

The OTS capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholder's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The risk-based capital provisions of the capital regulations assign specific risk weightings to all assets and off-balance sheet items.

Broadway Federal was in compliance with all capital requirements in effect at September 30, 1999, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:


                                                FIRREA                  FDICIA                        Actual
Regulatory Capital Ratios                       Minimum            "Well-capitalized"             At September 30,
for Broadway Federal                            Requirement           Requirement                      1999
------------------------------             ------------------     ----------------------        ------------------
Tangible capital                                  1.50%                  5.00                           7.01%

Core capital                                      4.00%                  6.00%                          7.01%

Risk-based capital                                8.00%                 10.00%                         12.55%

Tier 1 Risk-based capital                          N/A                   6.00%                         11.64%



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

State of Readiness

In June 1998, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Committee comprised of representatives from all divisions of the Company. The Year 2000 Committee has developed and implemented a comprehensive initiative to make the Company's IT assets and non-IT assets Year 2000 compliant. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the first quarter of 1998. As a result, the Company replaced approximately 95% of its existing personal computers and monitors, as well as its data processing service bureau.

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

3. Renovation-Review of vendor and service providers' responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed.

4. Validation-This phase consists of testing of IT assets and non-IT assets, as well as testing of third-party vendors and service providers with respect to Year 2000 issues. The testing of IT assets and non-IT assets as well as third-party vendors and service providers is complete. Testing of all mission-critical systems has been completed.

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

Costs to Address the Year 2000 Issue

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $500,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that was acquired and is being depreciated over its useful life in accordance with Company policy. Any personnel and additional costs have been and will continue to be expensed as incurred. These Year 2000 compliance costs were funded primarily through operating cash flow and did not have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $483,000, of which $51,000 was expensed. The major part of the costs incurred to date relate to the replacement of hardware and software which have been capitalized in accordance with Company policies.

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

If the Company's principal third-party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result:
(i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

Contingency Plans

The Company has developed contingency plans to minimize disruption of operations due to Year 2000 issues. These included plans to recover critical business operations and alternatives to mitigate potential effects of critical third-party vendors and service providers whose own failure to properly address Year 2000 issues may adversely impact the ability to perform certain functions. Alternative strategies and contingency plans for liquidity and cash are also included. The contingency plans were completed in June of 1999, and tested in October, 1999 with satisfactory results.

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

PART II-          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      Exhibit 27.1--Financial Data Schedule

                  (b) Reports on Form 8-K

                      None

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BROADWAY FINANCIAL CORPORATION

Date: NOVEMBER 12, 1999                  By:  /S/ PAUL C. HUDSON
     ---------------------                    ------------------
                                         Paul C. Hudson
                                         President and Chief Executive Officer

                                         By:  /S/ BOB ADKINS
                                              ------------------
                                         Bob Adkins
                                         Secretary and Chief Financial Officer