Form 10KSB
period 1999-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2000-03-31
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                   FORM 10-KSB

       (Mark One)

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------
                         BROADWAY FINANCIAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                   95-4547287
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

             4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90010
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (323) 634-1700
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 ---------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                             COMMON STOCK, $0.01 PER SHARE
                                 ---------------
                                (TITLE OF CLASS)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

       State issuer's revenues for its most recent fiscal year: $11,360,000.

       State the aggregate market value of the voting stock held by non-affiliates: $4,837,313, based on the average bid and asked prices of such stock as of March 10, 2000 as quoted on The Nasdaq Stock Market.

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,494 shares of Common
Stock at March 10, 2000.

       Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Registrant's 2000 annual Meeting of Shareholders are incorporated by reference into Part III.

                         BROADWAY FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                     PART I

ITEM 1     DESCRIPTION OF BUSINESS..............................................................       1
           Broadway Financial Corporation.......................................................       1
                  Broadway Federal Bank, f.s.b..................................................       1
                      General...................................................................       1
                  BankSmart, Inc................................................................       1
           Strategic Objectives.................................................................       2
           Market Area and Competition..........................................................       2
           Lending Activities...................................................................       3
                  General.......................................................................       3
                  Loan Portfolio Composition....................................................       3
                  Loan Maturity.................................................................       4
                  Origination, Purchase, Sale and Servicing of Loans............................       5
                  One- to Four-Family Mortgage Lending..........................................       6
                  Multi-Family Lending..........................................................       7
                  Non-Residential Real Estate Lending...........................................       8
                  Consumer Lending..............................................................       9
                  Loan Approval Procedures an Authority.........................................       9
                  Delinquencies and Classified Assets...........................................       9
                  Non-Performing Assets.........................................................      11
                  Allowance for Loan Losses.....................................................      12
           Investment Activities................................................................      14
           Sources of Funds.....................................................................      15
                  General.......................................................................      15
                  Deposits......................................................................      15
                  Borrowings....................................................................      17
           Personnel............................................................................      17
           Regulation...........................................................................      17
                  General.......................................................................      17
                  Deposit Insurance.............................................................      18
                  Capital Requirements..........................................................      18
                  Loans to One Borrower.........................................................      20
                  Federal Home Loan Bank System.................................................      20
                  Liquidity.....................................................................      21
                  Community Reinvestment Act....................................................      21
                  Qualified Thrift Lender.......................................................      21
                  Savings and Loan Holding Company Regulation...................................      21
                  Restrictions on Dividends and Other Capital Distributions.....................      22
                  Lending Standards.............................................................      22
                  Financial Modernization Legislation...........................................      22
           Tax Matters..........................................................................      23
                  Federal Income Tax............................................................      23
                      General...................................................................      23
                      Bad Debt Reserve..........................................................      23
                  California Tax................................................................      23


ITEM 2     DESCRIPTION OF PROPERTY..............................................................      24

ITEM 3     LEGAL PROCEEDINGS....................................................................      24

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................      24





                                     PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS..............................................................................      25

ITEM 6     MANAGEMENT DISCUSSION AND ANALYSIS...................................................      25
           General..............................................................................      25
                  Interest Rate Sensitivity.....................................................      26
                  Net Portfolio Value...........................................................      27
                  Market Risk...................................................................      27
                  Year 2000 Compliance..........................................................      30
                  Average Balance Sheet.........................................................      30
                  Rate/Volume Analysis..........................................................      32
           Comparison of Operating Results for the Years Ended
                  December 31, 1999 and December 31, 1998.......................................      32
                  General.......................................................................      32
                  Interest Income...............................................................      32
                  Interest Expense..............................................................      33
                  Provision for Loan Losses.....................................................      33
                  Non-Interest Income...........................................................      33
                  Non-Interest Expense..........................................................      34
                  Income Taxes..................................................................      34
           Comparison of Financial Condition at December 31, 1999
                  And December 31, 1998.........................................................      34
                  Recent Developments...........................................................      35
                  Liquidity and Capital Resources...............................................      35
                  Impact of Inflation and Changing Prices.......................................      36
                  Recent Accounting Pronouncements..............................................      36

ITEM 7     FINANCIAL STATEMENTS OF BROADWAY FINANCIAL
           CORPORATION..........................................................................      36

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................      36


                                    PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXHCANGE ACT........................................................................       36

ITEM 10    EXECUTIVE COMPENSATION...............................................................      36

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...........................................................................      37

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................      37

ITEM 13    EXHIBITS, LISTS AND REPORTS ON FORM 8-K..............................................      37

FORWARD-LOOKING STATEMENTS

       Except for the historical information contained in this Form 10-KSB, certain items herein, including without limitation, matters discussed under "Management's Discussion and Analysis" in Part II, Item 6 of this Form 10-KSB ("MD&A") are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then such statements speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a results of new information, future events or otherwise.

       The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates and the relationship between interest rates and the cost of funds; (3) federal and state regulation of the Company's lending operations or other regulatory actions; (4) the actions undertaken by both current and potential new competitors; (5) the possibility of adverse trends in the residential and non-residential real estate markets; and (6) other risks and uncertainties detailed in this Form 10-KSB, including MD&A.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

       BROADWAY FINANCIAL CORPORATION

       Broadway Financial Corporation (the "Company"), was incorporated under Delaware in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank's name was changed to "Broadway Federal Bank, f.s.b." The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996.

       The Company's principal business is serving as the holding company for Broadway Federal and BankSmart, Inc. ("BankSmart"), each of which are direct subsidiaries of the Company. The Company is subject to regulation and examination by the Office of Thrift Supervision ("OTS") as a savings and loan holding company. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010, telephone number (323) 634-1700. Shareholders, analysts and others seeking information about the Company and its subsidiaries can visit the Company's website at www.broadwayfed.com.

       BROADWAY FEDERAL BANK, F.S.B.

       GENERAL

       Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Central Los Angeles, California. Broadway Federal conducts its business from four banking offices in Los Angeles and one banking office located in the nearby City of Inglewood that also houses the Bank's loan origination and loan service departments.

       Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage loans. To a lesser extent, Broadway Federal invests in non-residential real estate loans secured primarily by church properties and certain other types of loans. In addition, Broadway Federal invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities and other investments. Through its wholly owned subsidiary, Broadway Service Corporation ("BSC"), the Bank also receives commissions from the sale of mortgage, life and fire insurance. BSC also provides trustee services to Broadway Federal. Broadway Federal originates and purchases loans for investment and for sale. Broadway Federal retains the servicing rights with respect to virtually all loans sold. Broadway Federal's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investments. Broadway Federal's principal expenses are interest paid on deposits, together with general and administrative expenses. Broadway Federal's primary sources of funds are deposits and principal and interest payments on loans.

       The Bank is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and Broadway Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "--Regulation."

       At December 31, 1999 the Bank was classified as "well-capitalized" under applicable OTS and FDIC capital regulations.

       BANKSMART, INC.

       BankSmart, Inc. provides retail services to communities served by Broadway Federal. In August 1999, BankSmart opened its first retail center inside Broadway Federal's Exposition Park branch. It is scheduled to open a second limited service facility inside Broadway Federal's Midtown branch facility in the first half of the year 2000.

       BankSmart's principal business consists of providing retail copy and postal services to the general public in the areas surrounding Broadway Federal's branch locations. Services provided by BankSmart are marketed under the name of SmartCopy and include a copy and postal center. SmartCopy customers can rent mail boxes, order printing, perform desktop publishing, purchase office supplies, wire money, send packages, purchase stamps and order business cards. During the year 2000, it is anticipated that BankSmart will open a check-cashing facility at Broadway Federal's Exposition Park branch that will be marketed under the name SmartCash.

       The strategy of offering ancillary retail services to Bank and other customers within the communities serviced by Broadway Federal has several intended benefits, including: (i) increasing the Bank's customer base and traffic within each Bank facility; (ii) increasing in overall revenues for the Company; and (iii) providing needed services within the under served communities of Mid-City and South Central Los Angeles. The operations of BankSmart have not to date been significant to the Company's financial position and results of operations.

       STRATEGIC OBJECTIVES

       The Company's strategic objectives are to maintain the Bank's well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions. While managing such growth, the Company seeks to maintain a strong net interest margin, maintain asset quality, reduce expenses and non-performing assets and limit exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as its primary source of funds, as these are considered to be more stable and of lower cost on average than borrowings, principal and interest payments on loans and other sources of funding; (ii) maintaining a substantial portion of its assets in loans secured by residential real estate primarily located in Broadway Federal's primary market area of Mid-City and South Central Los Angeles; (iii) primarily retaining in its portfolio adjustable-rate mortgage loans ("ARMs") to reduce Broadway Federal's exposure to interest rate fluctuations; (iv) continuing to improve Broadway Federal's visibility and market share in the communities it serves through increased outreach efforts, branching and enhancement of the services it offers; and (v) reducing Broadway Federal's non-interest expense through more efficient operations to the extent consistent with its commitment of service to the under served communities of Mid-City and South Central Los Angeles.

       MARKET AREA AND COMPETITION

       The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are primarily located in low and moderate income minority areas that have historically been under served by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, statewide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal's market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "--Regulation--Community Reinvestment Act."

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

       With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal's loan originations consist primarily of relatively low balance loans on one- to four-family properties, loans on multi-family properties and loans on church properties. Broadway Federal's borrowers often request small loan amounts that result in loans with relatively low loan-to-value ratios. To facilitate loans to low and moderate income borrowers, Broadway Federal utilizes flexible credit underwriting standards and accepts various forms of alternative documentation substantiating the prospective borrower's credit worthiness. For example, Broadway Federal will accept higher ratios of housing expense and total expense to borrower income because it believes that many low and moderate income borrowers are able to devote a higher percentage of their income to housing without material default experience. Broadway Federal will also, in cases it believes to be appropriate, accept a greater incidence of late payments by loan applicants on their other financial obligations if it can be established that these were beyond the control of the borrower and are not likely to reoccur.

       LENDING ACTIVITIES

       GENERAL. Broadway Federal emphasizes the origination of adjustable-rate loans primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 1999, approximately 86% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal's strategy to have a portion of it's interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 1999, Broadway Federal had $2.5 million in loans classified as held-for-sale. These loans were primarily adjustable-rate, multi-family loans with initial fixed interest rates.

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

       LOAN PORTFOLIO COMPOSITION. Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 1999, Broadway Federal's gross loan portfolio totaled $131.9 million, of which approximately 30.11% was secured by one- to four-family residential properties, 52.83% was secured by multi-family properties and 16.10% was secured by non-residential properties, with approximately 62% of such non-residential properties being church properties. At that same date, approximately 64.33% of Broadway Federal's one- to four-family mortgage loans, 99.35% of its multi-family residential mortgage loans, and 86.45% of its non-residential mortgage loans had adjustable rates.

       The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as percentage of Broadway Federal's total loan portfolio by loan type at the dates indicated.

                                                                   DECEMBER 31,
                                           --------------------------------------------------------------
                                                        1999                            1998
                                           -------------------------------  -----------------------------
                                               AMOUNT        PERCENTAGE        AMOUNT        PERCENTAGE
                                           ---------------- --------------  --------------  -------------
                                                              (DOLLARS IN THOUSANDS)
     Real Estate:
        Residential:
          One-to Four-Units..............  $       39,714          30.11%   $      50,305         45.06%
          Five or More Units.............          69,677          52.83%          41,162         36.87%
        Non-residential..................          21,240          16.10%          18,694         16.74%
     Loans Secured by Savings Accounts...             877           0.66%           1,114          1.00%
     Other...............................             379           0.30%             373          0.33%
                                           --------------- --------------   -------------- ----------------
     Gross Loans.........................         131,887         100.00%         111,648        100.00%
                                           --------------- --------------   -------------- ----------------
        Plus:
     Premiums on Loans Purchased.........               14                             107
        Less:
     Allowance for Loan Losses...........            1,439                           1,151
     Loans in Process....................              143                             218
     Deferred Loan Fees, net.............              807                             774
     Unamortized Discounts...............              183                              62
                                           ---------------                  --------------
                                                   129,329                         109,550
        Less:
     Loans Held for Sale.................            2,458                           2,495
                                           ---------------                  --------------
     Total Loans Held for Investment.....  $       126,871                  $      107,055
                                           ===============                  ==============

     LOAN MATURITY. The following table sets forth the contractual maturities of Broadway Federal's gross loans at December 31, 1999. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $18.4 million and $28.8 million for the years ended December 31, 1999 and 1998, respectively.

                                                                 DECEMBER 31, 1999
                                     -------------------------------------------------------------------------------
                                       ONE-TO-         FIVE                             SAVINGS          GROSS
                                     FOUR FAMILY   OR MORE UNITS                        SECURED          LOANS
                                                                  NON-RESIDENTIAL     AND OTHER      RECEIVABLE
                                     ------------- --------------  ----------------- -------------- ----------------
                                                                     (IN THOUSANDS)
Amounts Due:
   One year or less..............    $        125  $         317   $           624   $       1,236  $        2,302
   After one year:
     After one to three years....             206            111             1,921              --           2,238
     After three to five years...             419            236             1,024              --           1,679
     After five to ten years.....           2,060         10,523             1,577              20          14,180
     After ten to twenty years...           8,269         14,508            15,036              --          37,813
     More than twenty years......          28,635         43,982             1,058              --          73,675
                                     ------------- --------------  ----------------- -------------- ----------------
     Total due after one year....          39,589         69,360            20,616              20         129,585
                                     ------------- --------------  ----------------- -------------- ----------------
Total Amounts Due................    $     39,714  $      69,677   $        21,240   $       1,256  $      131,887
                                     ============= ==============  ================= ============== ================

     The following table sets forth the dollar amount of gross loans receivable at December 31, 1999 which are contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                         DECEMBER 31, 1999
                                                                -------------------------------------
                                                                ADJUSTABLE     FIXED        TOTAL
                                                                ------------ ----------  ------------
                                                                           (IN THOUSANDS)
          Real Estate Loans:
               One- to four-units.................              $    25,212  $  14,377   $    39,589
               Five or more units.................                   68,907        453        69,360
               Non-residential real estate........                   18,613      2,003        20,616
          Other...................................                       --         20            20
                                                                ------------ ----------  ------------
                 Total............................              $   112,732  $  16,853   $   129,585
                                                                ============ ==========  ============

     ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal's portfolio designated as held for sale and loans originated during the period that are so designated.

     It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment and liquidity needs and market opportunities. At December 31, 1999, Broadway Federal had $2.5 million in loans categorized as held for sale primarily consisting of ARM multi-family loans with initial fixed interest rates. Typically, Broadway Federal will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

     Broadway Federal retains the right to service most loans sold and receives monthly loan servicing fees that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 1999, Broadway Federal was servicing $18.1 million of loans owned by others.

     From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. Broadway Federal did not purchase any loans during the year ended December 31, 1999; it purchased $15.3 million of loans in 1998.

       The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.

                                                     AT OR FOR THE YEAR
                                                     ENDED DECEMBER 31,
                                                   -----------------------
                                                      1999        1998
                                                   -----------  ----------
                                                       (IN THOUSANDS)
    Gross Loans:
         Beginning Balance:.....................   $  111,648   $ 105,914
    Loans Originated:
         One-to Four-Units......................        6,343       7,110
         Five or More Units.....................       39,557      11,723
         Non-residential........................        3,623       2,020
         Loans Secured by Savings
         Accounts...............................          586         979
    Other.......................................          702         289
                                                   -----------  -----------
         Total Loans Originated.................       50,811      22,121
    Loans Purchased.............................           --      15,257
                                                   -----------  -----------
         Total New Loans........................       50,811      37,378
                                                   -----------  -----------
    Less:
    Transfer to REO.............................          603         444
    Principal Repayments........................       18,443      28,817
    Sales of Loans..............................       11,514       2,030
    Loan Write-Offs, net........................           12         353
                                                   -----------  -----------
                                                   $  131,887   $ 111,648
                                                   ===========  ===========

       ONE- TO FOUR-FAMILY MORTGAGE LENDING. Broadway Federal offers ARMs and fixed-rate loans secured by one- to four-family residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal's primary market areas of Mid-City and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 1999, 36.52% were fixed-rate loans and 63.48% were ARMs.

       The interest rates for Broadway Federal's ARMs are indexed to the 11th District Cost of Funds Index ("COFI"), and to the 1-year Treasury Index ("Treasury"). Broadway Federal currently offers loans with interest rates that adjust both monthly and annually. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit "negative amortization" (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). At December 31, 1999 and 1998 Broadway Federal had approximately $26.3 million and $20.5 million, respectively, in mortgage loans that are subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios. At December 31, 1999, Broadway Federal had one loan with an outstanding balance of $103,000 in negative amortization status. No loans were in negative amortization status at December 31, 1998.

       Broadway Federal qualifies its ARM borrowers based upon the fully indexed interest rate (COFI or other index plus the applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower is often discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 1999, the introductory discount rate offered by Broadway Federal on ARMs that adjust monthly was 6.875%, which was below the fully indexed COFI rate at that date (which was the COFI rate of 4.774% plus a margin of 2.875%). For ARMs that adjust annually, the introductory rate offered by Broadway Federal at December 31, 1999 was 1.97% below the fully-indexed rate based on the Treasury, which was 5.970% at that date. As of December 31, 1999, the fully indexed rates on ARMs that adjust annually and those that adjust monthly were 2.500% and 2.875%, respectively, above the Treasury and COFI. Broadway Federal's annual ARMs adjust by a maximum of 2.00% per adjustment. There is no adjustment limit on the monthly ARMs, other than on election by the borrower to limit the payment increase to 7.50% annually, which could result in negative amortization on the loan. Both annual and monthly ARMs have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal's ARMs. At December 31, 1999, Broadway Federal charged fees of up to 2.50% of the original loan amount for its one- to four-family ARMs.

       Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Origination fees charged on fixed-rate loans were up to 2.50% of the original loan amount at December 31, 1999.

       Broadway Federal's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. Many of Broadway Federal's borrowers on one- to four-family properties are older homeowners who typically prefer to maintain lower than the maximum permitted loan balances. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

       MULTI-FAMILY LENDING. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in Broadway Federal's market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised value. At December 31, 1999 multi-family lending represented 52.83% of the Bank's gross loan portfolio, compared to 36.87% at December 31, 1998.

       During the year ended December 31, 1999, Broadway Federal significantly increased its originations and sales of multi-family loans. Most of these multi-family loans had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans ranges from one to five years. The adjustable rate portion of these loans is primarily indexed to the Treasury.

       Multi-family lending is part of the Company's strategic focus on less competitive, higher yielding loan products. The Company believes that the risks associated with multi-family loans described below are mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. Under Broadway Federal's underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal's primary market area, however, may result in increases in the loan-to-value ratios on Broadway Federal's existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios of 120% to 125%. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

       Broadway Federal's largest multi-family loan at December 31, 1999 was a loan totaling $1,576,000. The loan is secured by a 27-unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan at that date was secured by a 38-unit property located in Downey. At December 31, 1999, this loan had an outstanding balance of $1,053,000, and was performing according to its terms. At December 31, 1999, Broadway Federal had two other multi-family loans with balances exceeding $1.0 million; both loans were performing according to their terms.

       Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than one- to four family residential loans and typically involve higher loan principal amounts than loans secured by one- to four family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions may have severe effects in Broadway Federal's primary market areas in Mid-City and South Central Los Angeles, and result in declines in real estate values of multi-family properties that are more pronounced than for single family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

       NON-RESIDENTIAL REAL ESTATE LENDING. Broadway Federal originates non-residential real estate loans that are generally secured by properties used for religious or for business purposes such as church buildings, schools, small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of non-residential real estate loans in recent years. Of the $21.2 million in non-residential real estate loans at December 31, 1999, $3.6 million and $2.0 million were originated in 1999 and 1998, respectively.

       Broadway Federal's non-residential real estate loans are generally made in amounts up to 70% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARM's indexed to the COFI or the Treasury. Broadway Federal's non-residential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for non-residential loans secured by church properties are different than for non-church non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

       The largest non-residential loan in Broadway Federal's portfolio was originated in 1999. It is secured by vacant land located in Big Sur, California and had an outstanding balance at December 31, 1999 of $960,000. This loan is currently performing according to its terms.

       The second largest non-residential real estate loan in Broadway Federal's portfolio was originated in 1987. It is secured by church property located in Inglewood, California, and had an outstanding balance at December 31, 1999 of $736,000. This loan is currently performing according to its terms. At December 31, 1999, Broadway Federal's portfolio contained three other non-residential loans with outstanding balances exceeding $600,000. All three loans were secured by church properties located in Los Angeles and all were performing according to their terms.

       Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay loans than for residential or other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totaled $13.9 million and $12.3 million at December 31, 1999 and 1998, respectively.

       Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, recessionary economic conditions of the type that prevailed in the Company's primary lending market area in recent years tend to result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and currently restricts such loans to its general market area.

       CONSUMER LENDING. Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 1999, loans secured by savings accounts represented $877,000, or 0.66%, of Broadway Federal's total gross loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

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

       DELINQUENCIES AND CLASSIFIED ASSETS. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures followed by Broadway Federal with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. When a borrower fails to make a required payment on a loan, Broadway Federal takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans, Broadway Federal generally sends the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters and telephone calls are made. If the loan is still not brought current and it becomes necessary for Broadway Federal to take legal action, Broadway Federal generally commences foreclosure proceedings against all real property that secures the loan.

       Broadway Federal ceases to accrue interest on all loans that are 90 days past due. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized by Broadway Federal and the loan is returned to accrual status.

       In the case of non-residential real estate loans, Broadway Federal generally contacts the borrower by telephone and sends a written notice of non-payment upon expiration of the grace period. Decisions as to when to commence foreclosure actions for non-residential real estate loans are made on a case-by-case basis. Broadway Federal may consider loan workout arrangements with these types of borrowers in certain circumstances.

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

       Broadway Federal established an allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a federally insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

       A financial institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 1999, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal's loan portfolio in connection with periodic regulatory examinations, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies' evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal's financial condition and earnings.

       At December 31, 1999, Broadway Federal had $4.3 million of loans classified as "Substandard," of which the largest had a principal balance of $384,000 and was secured by a multi-family property. At December 31, 1999, no loans were classified as "Doubtful". However, eight loans were classified as "Loss". As of December 31, 1999, loans designated as "Special Mention" consisted of 27 loans totaling $2.1 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 1999, the largest loan designated as "Special Mention" had a principal balance of $563,000 and was secured by a non-residential property.

       Broadway Federal obtains appraisals on REO properties on an annual basis. Broadway Federal generally conducts external inspections of REO properties (excluding land) on at least a quarterly basis.

       The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:

                                                                             DECEMBER 31,
                                    ------------------------------------------------------------------------------------------------
                                                        1999                                             1998
                                    ----------------------------------------------  ------------------------------------------------
                                         60-89 DAYS           90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                                    ----------------------  ----------------------  ----------------------  ------------------------
                                                PRINCIPAL              PRINCIPAL               PRINCIPAL                  PRINCIPAL
                                      NUMBER    BALANCE OF   NUMBER    BALANCE OF     NUMBER   BALANCE OF     NUMBER      BALANCE OF
                                     OF LOANS     LOANS     OF LOANS     LOANS       OF LOANS     LOANS      OF LOANS       LOANS
                                    ----------  ----------  ---------  -----------  ---------  -----------  ----------  ------------
                                                                            (DOLLARS IN THOUSANDS)
One- to four family..............           1   $       2          9   $      550          7   $      433           9   $        876
Multi-family.....................          --          --          1          730         --           --           1            214
Non-residential..................          --          --         --          115         --           --          --             --
                                    ----------  ----------  ---------  -----------  ---------  -----------  ----------  ------------
         Total...................           1   $       2         10   $    1,395          7   $      433          10   $      1,090
                                    ==========  ==========  =========  ===========  =========  ===========  ==========  ============
Delinquent loans to total
gross loans......................                    0.00%                   1.06%                   0.39%                    0.98 %
                                                ==========             ===========             ===========              ============



       NON-PERFORMING ASSETS. Non-performing assets, consisting of non-accrual loans and REO, increased from $1.3 million at December 31, 1998 to $1.9 million at December 31, 1999. The $598,000 increase resulted from a $305,000 increase in non-accrual loans and a $293,000 increase in REO. As a percentage of total assets, non-performing assets were 1.15% at December 31, 1999, as compared to 0.90% at December 31, 1998. The allowance for loan losses was 103.15% of non-performing loans at December 31, 1999, as compared to 105.60% at December 31, 1998.

       The following table includes information regarding Broadway Federal's non-performing assets at the dates indicated. For the years ended December 31, 1999 and 1998, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $110,000 and $80,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $29,000 and $22,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 1999. No accruing loans were contractually past due by 90 days or more at December 31, 1999.

                                                                                       AT DECEMBER 31,
                                                                                  ---------------------------
                                                                                     1999            1998
                                                                                  ------------     ----------
                                                                                     (DOLLARS IN THOUSANDS)
       Non-accrual loans:
            Residential real estate:
              One- to four-family............................................     $       550      $     876
              Multi-family...................................................             730            214
              Non-residential................................................             115             --
                                                                                  ------------     ----------
                  Total non-performing loans.................................           1,395          1,090
       REO...................................................................             515            222
                                                                                  ------------     ----------
                  Total non-performing assets................................     $     1,910      $   1,312
                                                                                  ============     ==========

       Allowance for loan losses as a percentage of gross loans..............            1.09%          1.03%
       Allowance for loan losses as a percentage of total
            non-performing loans.............................................          103.15%        105.60%
       Allowance for losses as a percentage of total
            non-performing loans.............................................           84.87%         98.09%
       Non-performing loans as a percentage of gross loans...................            1.06%          0.98%
       Non-performing assets as a percentage of total assets.................            1.15%          0.90%
       Net charge-offs to average loans......................................            0.01%          0.32%
       Impaired loans as a percentage of gross loans.........................            0.91%          0.83%

       -----------------------------
       (1)  Allowance for losses includes valuation allowances on loans and REO.

       At December 31, 1999, Broadway Federal's total recorded investment in impaired loans was $1.2 million. Of this amount, $681,000 had a related impairment allowance totaling $308,000 at December 31, 1999. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of earnings. During the year ended December 31, 1999, Broadway Federal's average investment in impaired loans was $1.2 million, and its interest income recorded on impaired loans during this period totaled $83,000. Impaired loans, which are performing under their contractual terms, are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. Broadway Federal's allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that management considers adequate to cover losses in loans receivable which are deemed probable and estimable. The Board of Directors of Broadway Federal reviews the level and reasonableness of the monthly provision for loan losses, as well as the matrix that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and Broadway Federal's underwriting policies. To determine the overall allowance, management periodically reviews all loans by loan category (one- to four-family, multi-family, non-residential real estate). Adjustments to the loan loss allowance are made by Broadway Federal based upon management's analysis of each category of loans and of the potential risk factors within each category. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Loan loss provisions may be recaptured for a particular loan category if management determines that the factors that existed and required higher provisions are no longer present. Loan loss provisions may be increased if management becomes aware of factors elevating the risk in that loan category.

       Broadway Federal seeks to anticipate problems and take appropriate steps to resolve them through its internal asset review procedures. Such procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Broadway Federal monitors and modifies its allowance for loan losses as conditions dictate. Although Broadway Federal maintains its allowance at a level that it considers adequate to provide for potential losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Broadway Federal's allowance for loan losses. Such agencies may require Broadway Federal to make additional provisions for estimated loan losses based upon judgments of the information available to them at the time of the examination.

       For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 1999, Broadway Federal had $515,000 of REO, compared to $222,000 at December 31, 1998.

       The following table sets forth Broadway Federal's allowances for loan and real estate losses at the dates indicated:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1999          1998
                                                    ------------- -------------
                                                          (IN THOUSANDS)
     Allowance for loan losses:
          Balance at beginning of year............  $      1,151  $      1,054
          Charge-offs, net:
            One- to four-family...................            12           287
            Multi-family..........................            --            64
            Other.................................            --             2
                                                    ------------- -------------
                Total charge-offs, net ...........            12           353
          Provision charged to earnings...........           300           450
                                                    ------------- -------------
                Balance at end of year............  $      1,439  $      1,151
                                                    ============= =============
     Allowance for REO
          Balance at beginning of year............           136           127
          Provision for losses....................            60           167
          Charge-offs.............................           (14)         (158)
                                                    ------------- -------------
                Balance at end of year............  $        182  $        136
                                                    ============= =============

       The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

                                      ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,
                         --------------------------------------------------------------------------------------
                                           1999                                        1998
                         -----------------------------------------  -------------------------------------------
                                    PERCENTAGE OF   PERCENTAGE OF               PERCENTAGE OF    PERCENTAGE OF
                                     ALLOWANCE TO   LOANS IN EACH                ALLOWANCE TO    LOANS IN EACH
                                        TOTAL        CATEGORY TO                    TOTAL         CATEGORY TO
                           AMOUNT     ALLOWANCE      TOTAL LOANS       AMOUNT     ALLOWANCE       TOTAL LOANS
                         ---------  -------------  ---------------  ----------- --------------  ---------------
                                                        (DOLLARS IN THOUSANDS)
One- to Four-family....  $    228          15.84%           30.11%  $      325          28.24%           45.06%
Multi-family...........       772          53.65%           52.83%         370          32.15%           36.87%
Non-residential........       307          21.33%           16.10%         297          25.80%           16.74%
Other..................        22           1.54%             .96%          25           2.17%            1.33%
Unallocated............       110           7.64%              --          134          11.64%              --
                         ---------  -------------  ---------------  ----------- --------------  ---------------
Total allowance
   for loan losses.....  $  1,439         100.00%          100.00%  $    1,151         100.00%          100.00%
                         =========  =============  ===============  =========== ==============  ===============

       The decrease in unallocated allowance at December 31, 1999 as compared to December 31, 1998 is a result of an increase in the allocated allowance required on multi-family and non-residential loans as a result of an increase in the respective loan portfolios during the year.

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

       The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank's lending activities. The Company's investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, including certificates of deposit, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association ("GNMA"), and municipal obligations that have a rating which exceeds or is the equivalent of an "A" rating as determined by Standard and Poor's Ratings Group or Moody's Investors Service. Bankers acceptances from any one issuer are limited to 10% of the Company's capital and commercial paper is limited to 1% of the Company's assets. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 1999 and 1998, the Company had investment and mortgage-backed securities in the aggregate amount of $23.8 million and $20.7 million, respectively, with fair values of $23.2 million and $20.7 million, respectively. All investment and mortgage-backed securities were categorized as held-to-maturity at December 31, 1999 and 1998.

       The following table sets forth information regarding the carrying and fair values of the Company's cash, federal funds sold and other short-term investments and investment securities at the dates indicated.

                                                                               AT DECEMBER 31,
                                                            -------------------------------------------------------
                                                                       1999                        1998
                                                            --------------------------- ---------------------------
                                                            CARRYING VALUE      FAIR    CARRYING VALUE     FAIR
                                                                                VALUE                      VALUE
                                                            ---------------  ---------- ---------------  ----------
                                                                                (IN THOUSANDS)
Cash and Cash Equivalents:
   Cash on hand and in banks.............................         $  3,135    $  3,135        $  4,605    $  4,605
   Federal funds sold....................................               --          --           2,600       2,600
                                                            ---------------  ---------- ---------------  ----------
Total cash and cash equivalents..........................         $  3,135    $  3,135        $  7,205    $  7,205
                                                            ===============  ========== ===============  ==========
Investment and mortgage-backed securities:
   Held to maturity:
     Mortgage-Backed Securities..........................         $ 13,210    $ 12,852        $ 12,096    $ 12,079
     U.S. Government and Federal Agency obligations......           10,623      10,302           8,622       8,607
                                                            ---------------  ---------- ---------------  ----------
Total investment and mortgage-backed securities..........          $23,833     $23,154         $20,718     $20,686
                                                            ===============  ========== ===============  ==========

       The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investments and mortgage-backed securities as of December 31, 1999.

                                                               AT DECEMBER 31, 1999
                               --------------------------------------------------------------------------------------
                               LESS THAN ONE YEAR     ONE TO FIVE YEARS     FIVE TO TEN YEARS           TOTAL
                               --------------------  --------------------  --------------------  --------------------
                                           WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                                CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                 VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS)
Securities
   Held to maturity:
     Mortgage-Backed
       Securities............       $--       0.00%    $   --       0.00%   $13,210       6.74%   $13,210        6.74%
     U.S. Government &
       Federal Agency
       obligations...........        --       0.00%     7,500       4.64%     3,123       6.41%    10,623       5.16%
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total securities.............       $--       0.00%    $7,500       4.64%   $16,333       6.68%   $23,833       6.04%
                               =========  =========  =========  =========  =========  =========  =========  =========

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

       DEPOSITS. Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal's deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal's deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail "core" deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which Management believes tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal's ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank. As of December 31, 1999, out-of-state deposits totaled $14.2 million or 10.60% of Broadway Federal's total deposit portfolio. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff.

     The following table presents the deposit activity of Broadway Federal for the periods indicated.

                                           FOR THE YEAR ENDED
                                               DECEMBER 31,
                                         -----------------------
                                             1999        1998
                                         -----------  ----------
                                              (IN THOUSANDS)
     Deposits.........................   $  289,023   $ 279,690
     Withdrawals......................      285,440     267,037
                                         ----------   ---------
     Net deposits ....................        3,583      12,653
     Interest credited on deposits....        4,403       3,478
                                         ----------   ---------
     Total increase in deposits.......   $    7,986   $  16,131
                                         ==========   =========

     The following table sets forth the distribution of Broadway Federal's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                             YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                                     1999                                1998
                                      ----------------------------------- -----------------------------------
                                                               WEIGHTED                            WEIGHTED
                                       AVERAGE     PERCENTAGE  AVERAGE     AVERAGE   PERCENTAGE    AVERAGE
                                       BALANCE      OF TOTAL     RATE      BALANCE     OF TOTAL     RATE
                                      ----------  ----------  ---------  ----------  ----------   ---------
                                                             (DOLLARS IN THOUSANDS)
Money market deposits..............   $    4,881        3.72%      1.86% $    4,562        3.89%      1.84%
Passbook deposits..................       28,857       22.00%      1.50%     28,063       23.94       1.81%
NOW and other demand deposits......       17,201       13.12%      0.57%     14,130       12.05       0.48%
                                      ----------  ----------             ----------  ----------
Total..............................       50,939       38.84%                46,755       39.88
                                      ----------  ----------             ----------  ----------
Time Deposits:.....................
Three months or less                       2,080        1.59%      5.47%      1,971        1.68      3.78%
Over three months through six
  months...........................        9,239        7.04%      3.93%      8,925        7.61      4.85%
Over six through twelve months.....       14,443       11.01%      5.12%     11,892       10.14      5.20%
Over one to three years............       17,332       13.21%      4.72%     19,663       16.77      5.39%
Over three to five years...........        6,407        4.89%      5.70%      3,961        3.39      5.81%
Over five to ten years.............          272        0.21%      6.90%      1,568        1.34      5.99%
Certificates over $100,000.........       30,447       23.21%      4.65%     22,503       19.19      5.00%
                                      ----------  ----------             ----------  ----------
Time Deposits......................       80,220       61.16%      4.76%     70,483       60.12      5.07%
                                      ----------  ----------             ----------  ----------
Total deposits.....................   $  131,159      100.00%      3.38% $  117,238      100.00%     3.61%
                                      ==========  ==========             ==========  ==========

       The following table presents, by various rate categories, the amounts of certificate accounts outstanding at the dates indicated and the periods to maturity of the time deposits outstanding at December 31, 1999.

                                                           PERIOD TO MATURITY AT DECEMBER 31, 1999
                                             --------------------------------------------------------------------
                                             LESS THAN    ONE TO TWO    TWO TO THREE
                                              ONE YEAR      YEARS          YEARS       THEREAFTER       TOTAL
                                             ----------- ------------- -------------- ------------  -------------
                                                                   (DOLLARS IN THOUSANDS)
Certificate Accounts Less Than $100,000:
   0 to 4.00%..............................   $   1,514  $         --  $          --  $        --   $      1,514
   4.01 to 5.00%...........................      23,450         2,432            175          162         26,219
   5.01 to 6.00%...........................      10,278         1,064            405        1,098         12,845
   6.01 to 7.00%...........................       3,931           675            290        1,047          5,943
   7.01 to 10.00%..........................          82            --             --           --             82
                                             ----------- ------------- -------------- ------------  -------------
         Total.............................  $   39,255  $      4,171  $         870  $     2,307   $     46,603
                                             ----------- ------------- -------------- ------------  -------------

Certificate Accounts $100,000 and Greater:
   0 to 4.00%..............................  $    3,503  $         --  $          --  $     3,838   $      7,341
   4.01 to 5.00%...........................       7,026           307            201          149          7,683
   5.01 to 6.00%...........................      14,569         1,201            500        1,667         17,937
   6.01 to 7.00%...........................       1,839           930            168           99          3,036
   7.01 to 10.00%..........................          --            --             --           --             --
                                             ----------- ------------- -------------- ------------  -------------
         Total.............................      26,937         2,438            869        5,753         35,997
                                             ----------- ------------- -------------- ------------  -------------
             Grand Total...................  $   66,192  $      6,609  $       1,739  $     8,060   $     82,600
                                             =========== ============= ============== ============  =============

       The following table presents, by various rate categories, the amounts of certificate accounts outstanding at December 31, 1999 and 1998.

                                                         AT DECEMBER 31,
                                                   -----------------------------
                                                       1999            1998
                                                   --------------  -------------
                                                      (DOLLARS IN THOUSANDS)
                        0 to 4.00%...............  $       8,855   $      9,990
                        4.01 to 5.00%............         33,902         27,726
                        5.01 to 6.00%............         30,782         31,706
                        6.01 to 7.00%............          8,979          6,620
                        7.01 to 10.00%...........             82             --
                                                   --------------  -------------
                           Total.................  $      82,600   $     76,042
                                                   ==============  =============

       BORROWINGS

       From time to time Broadway Federal has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See "--Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1999 and 1998 Broadway Federal had $16.9 million and $4.5 million, respectively, outstanding advances from the FHLB and no other borrowings. Broadway Federal's outstanding advances at December 31, 1999 were secured by mortgage loans and mortgage-backed securities.

     The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:

                                                            AT OR FOR THE YEAR
                                                                   ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                             1999       1998
                                                           ----------  --------
                                                          (DOLLARS IN THOUSANDS)
FHLB advances:
   Average balance outstanding..........................   $12,286     $2,607
   Maximum amount outstanding at any month-end             $18,800     $5,500
   Balance outstanding at end of period.................   $16,900     $4,500
   Weighted average interest rate during the period.....      4.70%      5.67%
   Weighted average interest rate at end of period......      5.60%      5.05%

       PERSONNEL

       At December 31, 1999, Broadway Federal had 45 full-time employees and 15 part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

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

       The FDIC has the authority to set the respective deposit insurance premiums of the SAIF and of the BIF at levels it determines to be appropriate to maintain the SAIF or BIF reserves or to fund the administration of the FDIC. In addition, the FDIC may impose emergency special assessments on BIF and SAIF members. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

       FDIC deposit insurance premiums are assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate, currently ranging up to 0.31%. During 1999, Broadway Federal's assessment rate was 0.03%.

       CAPITAL REQUIREMENTS

       The capital regulations of the OTS (the "Capital Regulations") require savings institutions to meet three regulatory capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." In addition to the general standards, the OTS may establish individual minimum capital requirements for a savings institution on a case-by-case basis which vary from the requirements that would otherwise apply under the Capital Regulations.

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

       The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 4% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," to reflect changes in the market value of securities held by the institution that are categorized "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

       A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

       The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 1999 and 1998, Broadway Federal's general valuation allowance included in supplementary capital was $1,047,000 and $891,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

       Following is a reconciliation of Broadway Federal's equity capital to the minimum Federal regulatory capital requirements as of December 31, 1999 and December 31, 1998:

                                                 AS OF DECEMBER 31, 1999                AS OF DECEMBER 31, 1998
                                        ------------------------------------------  --------------------------------------
                                                                          RISK                                    RISK-
                                             TANGIBLE        CORE         BASED       TANGIBLE       CORE         BASED
                                              CAPITAL       CAPITAL      CAPITAL      CAPITAL       CAPITAL      CAPITAL
                                        ---------------  -----------  ------------  -----------  -----------  ------------
                                                                        (IN THOUSANDS)
 Equity Capital-Broadway Federal.....         $11,693      $11,693     $11,693        $11,208      $11,208      $11,208
 Additional supplementary capital:
 General valuation allowance.........              --           --       1,047             --           --          891
 Assets required to be deducted......              --           --        (196)            --           --         (195)
                                        ---------------  -----------  ------------  -----------  -----------  ------------
 Regulatory capital amounts..........          11,693       11,693      12,544         11,208       11,208       11,904
 Minimum requirement.................           2,475        6,600       9,957          2,167        4,334        6,855
                                        ---------------  -----------  ------------  -----------  -----------  ------------
 Excess over requirement.............         $ 9,218      $ 5,093     $ 2,587        $ 9,041      $ 6,874      $ 5,049
                                        ===============  ===========  ============  ===========  ===========  ============

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

     Under the OTS regulations implementing the PCA provisions, an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions).

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1999, Broadway Federal was a well-capitalized institution.

     The table below presents Broadway Federal's capital ratios at December 31, 1999 and 1998:

                                                 ACTUAL
                                           -------------------
                                            AMOUNT    RATIOS
                                           ---------  --------
                                        (DOLLARS IN THOUSANDS)

December 31, 1999:
Leverage/Tangible Ratio.................   $ 11,693      7.09%
Tier I Risk-based ratio.................   $ 11,693      9.39%
Total Risk based ratio..................   $ 12,544     10.08%
December 31, 1998:
Leverage/Tangible Ratio.................   $ 11,208      7.62%
Tier I Risk-based ratio.................   $ 11,208     13.08%
Total Risk based ratio..................   $ 11,904     13.90%

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

     LOANS TO ONE BORROWER

     Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined for this purpose by reference to an institution's regulatory capital. In addition, the basic 15% of capital lending limit includes as part of capital that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital for regulatory purposes. At December 31, 1999, the maximum amount that Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $1.8 million. At December 31, 1999, the largest aggregate amount of loans that Broadway Federal had outstanding to any one borrower was $1.7 million.

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

     LIQUIDITY

     Current revised regulations allow savings institutions to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The new regulations also require that in addition to meeting the minimum requirement above, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation and that the OTS can permit an institution to reduce its liquid assets below the minimum under certain conditions. For the calculation period including December 31, 1999, the liquidity ratio for Broadway Federal was 18.36%, which exceeded the new requirement. Broadway Federal's liquidity includes its investments in investment and mortgage-backed securities.

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

     QUALIFIED THRIFT LENDER TEST

     Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 1999, Broadway Federal was in compliance with its QTL test requirements.

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

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     Savings institution subsidiaries of holding companies generally are required to provide at least a 30-day advance notice of any dividends proposed to be paid on the institution's stock. Dividends declared in violation of this notice requirement are invalid.

     In general, the prompt corrective action regulations prohibit an OTS-regulation institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and cash-out mergers.

     Under capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution, the 30-day period provides the OTS an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

     An application to the OTS for approval to pay a dividend is required if:
(a) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution's year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OTS regulations to "expedited treatment" (which is generally available to institutions the OTS regards as well run and adequately capitalized); (c) the institution would not be at least "adequately capitalized" following the proposed capital distribution; or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institutions by the OTS.

     In addition, Broadway Federal's ability to pay dividends to the Company is also subject to the restriction arising from the existence of a liquidation account established upon the conversion of the institution from mutual to stock form in January 1996. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

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

     FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "G-L-B Act"), that is expected to have far-reaching impacts on the financial services industry. The G-L-B Act authorizes affiliations between banking securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in non-financial activities and prohibits the formation of new unitary holding companies by non-financial companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions, however, will be required to comply with state laws if they are more protective of customer privacy than the G-L-B Act.

     The G-L-B Act makes significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 2% of net earning formula. The G-L-B Act also makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions, including, a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and the amount of the fee. The G-L-B Act also imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

       TAX MATTERS

       FEDERAL INCOME TAX

       GENERAL. The Company and its subsidiaries report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly Broadway Federal's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Broadway Federal or the Company.

       BAD DEBT RESERVE. Broadway Federal has qualified under provisions of the Code that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debt, under which additions to reserves are based on the institution's actual loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

       A portion of Broadway Federal's bad debt reserves accumulated prior to 1988 (approximately $3.0 million) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of Broadway Federal's current and accumulated earnings and profits, a redemption of shares, a partial or complete liquidation of Broadway Federal or the failure of Broadway Federal to qualify as a "bank" for federal income tax purposes. However, dividends paid out of Broadway Federal's current or accumulated earnings and profits, as computed for federal income tax purposes, will not cause recapture. Broadway Federal does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves.

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

ITEM 2. DESCRIPTION OF PROPERTY

       Broadway Federal conducts its business through five branch offices. Broadway Federal's loan origination and service operations are also conducted from one of its branch offices. Broadway Federal's administrative and corporate operations are conducted from the Company's corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses it's fifth branch office. Broadway Federal closed its branch office at 3555 West Slauson, Los Angeles in June 1999 and all deposits were consolidated into Broadway Federal's Inglewood branch.

       There are no mortgages, material liens or encumbrances against any of Broadway Federal's owned properties. Management believes that all of the properties are adequately covered by insurance, and that the carrying amount of the properties approximates their fair values. Management also believes that Broadway Federal's facilities are adequate to meet the present needs of Broadway Federal and the Company.

                                                                                           NET BOOK VALUE
                                                              ORIGINAL                     OF PROPERTY OR
                                                                DATE          DATE           LEASEHOLD
                                            LEASED OR        LEASED OR      OF LEASE      IMPROVEMENTS AT
               LOCATION                       OWNED           ACQUIRED     EXPIRATION    DECEMBER 31, 1999
  ----------------------------------------------------------------------------------------------------------
  ADMINISTRATIVE/BRANCH OFFICE:
  4800 Wilshire Blvd.                         Owned             1997           --           $ 1,974,000
  Los Angeles, CA
  BRANCH OFFICES:

  4835 West Venice Blvd. (2)            Building Owned on       1965          2013          $   129,000
  Los Angeles, CA                          Leased Land
  10920 S. Central Ave. (3)                  Leased             1998           (3)          $    65,000
  Los Angeles, CA
  BRANCH OFFICE/LOAN ORIGINATION AND
  SERVICE CENTER:
  170 N. Market Street                        Owned             1996           --           $   909,000
  Inglewood, CA
  4429 West Adams Blvd.(1)
  Los Angeles, CA                             Owned             1993           --           $   196,000
  4001 South Figueroa Street
  Los Angeles, CA                             Owned             1996           --           $ 2,327,000

  ----------------------------------
(1) Broadway Federal acquired this property in 1993 in anticipation of including it as part of a proposed new corporate facility. Adjacent parcels, which were needed to begin construction on the corporate facility, have not been acquired. This property will be sold at a future date.

(2) In June 1997, Broadway Federal leased 590 square feet of space to the Automobile Club of Southern California for a term of five years at $1,750 per month.

(3) Final lease terms including the expiration date of the lease have not yet been determined.

ITEM 3. LEGAL PROCEEDINGS

       In the ordinary course of business, the Company and Broadway Federal are defendants in various litigation matters. In the opinion of Management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." As of March 10, 2000, 932,494 shares of Common Stock were outstanding and held by approximately 441 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

                        1999            4TH QUARTER     3RD QUARTER     2ND QUARTER     1ST QUARTER
               ----------------------------------------------------------------------------------------
               High...................     $7            $7 5/8           $7            $8 1/4
               Low....................     $4 5/8          $5 1/8           $6            $6 1/2

                        1998
               ----------------------------------------------------------------------------------------
               High...................     $8 1/4         $11 7/8           $13           $13 1/4
               Low....................     $6 1/4          $8 1/4         $10 7/8         $12 1/2

     During 1999 and 1998, the Company paid quarterly dividends on its Common Stock at the rate of $0.05 per share. During 1998 the Company also issued an 8% stock dividend, which increased total shares outstanding by 69,047 to 932,494. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company's Common Stock in the future.

     Dividends from the Bank are the Company's principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. Thirty days' prior notice to the OTS is required before any capital distribution is made.

     In addition to Common Stock, the Company, as part of the Bank's mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock ("Preferred Stock"). The Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Preferred Stock was not publicly offered. The Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Preferred Stock. The Preferred Stock is non-voting and, as Preferred Stock, is subordinate to all indebtedness of the Company, including customer accounts. In December 1997, the Company issued 32,613 shares of its Common Stock from its Treasury shares in exchange for 35,874 shares of the Company's Preferred Stock, which was retired. Dividends on the Preferred Stock are noncumulative. At December 31, 1999, a total of 55,199 shares of Preferred Stock are outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     GENERAL

     Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996. See "Description of Business--Broadway Financial Corporation."

     The Company's principal business is serving as the holding company for Broadway Federal and BankSmart. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature.

     The Company's and Broadway Federal's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. As of and for the year ended December 31, 1999, the operations of BankSmart are insignificant to the Company.

     For the years ended December 31, 1999 and 1998, the Company recorded net earnings of $358,000, or $.35 per diluted share, and $209,000, or $.19 per diluted share, respectively. At December 31, 1999 and 1998, respectively, the Company had total consolidated assets of $166.3 million and $145.7 million; total deposits of $134.0 million and $126.0 million; and stockholders' equity of $13.8 million and $13.6 million, representing 8.30% and 9.31% of assets. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 1999 and 1998, with tangible and core capital each at 7.09% and 7.62% and risk-based capital at 10.08% and 13.90%, respectively.

     INTEREST RATE SENSITIVITY. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with those of the Company's interest-bearing liabilities. During a period of falling interest rates, the net earnings of an institution whose interest rate sensitive assets maturing or repricing during such period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the period may, absent offsetting factors, be adversely affected due to its interest-earning assets repricing to a lesser extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, the net earnings of an institution may, also absent offsetting factors, increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. For extended time periods, however, an institution with a large portfolio of ARMs may not be protected from increases in interest rates since ARMs generally have periodic and lifetime interest rate caps. Additionally, Broadway Federal's ARMs are predominantly tied to the COFI, which is a "lagging" market index, whereas its deposit costs are not. Rapid increases in interest rates could therefore have a negative impact on Broadway Federal's earnings. Declining interest rates have, in general, benefited Broadway Federal primarily due to the effect of the lagging market index which has resulted in the interest income earned on loans declining at a slower rate than interest expense paid on deposits. This effect of the lagging index, however, has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

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

     The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company's Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The Committee generally meets quarterly, or more often as deemed necessary and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company's net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

       Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Company's Asset/Liability Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

       NET PORTFOLIO VALUE. Net portfolio value is the difference between the present value of expected cash flows of the Company's assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting them using interest rates for that scenario. The following tables present Broadway Federal's NPV as of December 31, 1999 and 1998 as calculated by the OTS for the foregoing purposes based on information provided to the OTS by Broadway Federal. This information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal by the OTS. No representation is made as to the accuracy of such information as an indication of interest rate risk or as to the significance thereof in Broadway Federal's management of interest rate risk.

                                      NET PORTFOLIO VALUE AS OF DECEMBER 31, 1999
    ----------------------------------------------------------------------------------------------------------------
       CHANGE IN INTEREST                                NPV                             CHANGE IN NPV AS PERCENT
     RATES IN BASIS POINTS                              DOLLAR          PERCENT CHANGE          OF PRESENT
          (RATE SHOCK)             AMOUNT               CHANGE                (1)             VALUE OF ASSETS
    ----------------------------------------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
              300                 $15,741             $   (2,609)            (14)%                  (1.28)%
              200                 $16,838             $   (1,512)             (8)%                  (0.72)%
              100                 $17,744             $     (605)             (3)%                  (0.28)%
              Zero                $18,349             $       --              --                     0.00%
             (100)                $18,621             $      272               1%                    0.10%
             (200)                $19,113             $      763               4%                    0.31%
             (300)                $19,754             $    1,404               8%                    0.59%

                                      NET PORTFOLIO VALUE AS OF DECEMBER 31, 1998
    ----------------------------------------------------------------------------------------------------------------
       CHANGE IN INTEREST                                NPV                             CHANGE IN NPV AS PERCENT
     RATES IN BASIS POINTS                              DOLLAR          PERCENT CHANGE          OF PRESENT
          (RATE SHOCK)             AMOUNT               CHANGE                (1)             VALUE OF ASSETS
    ----------------------------------------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)

              300                 $17,469             $      444              3%                   0.43%
              200                 $17,524             $      499              3%                   0.41%
              100                 $17,294             $      269              2%                   0.22%
              Zero                $17,025             $       --              --                    --%
             (100)                $17,049             $       24              --                  (0.04)%
             (200)                $17,236             $      211              1%                   0.01%
             (300)                $17,622             $      597              4%                   0.17%

 --------------------------------
(1) Percentage changes less than 1% not shown.

     The above table suggests that in the event of a 200 basis point change in interest rates at December 31, 1999 and 1998, Broadway Federal would experience a (8%) decrease and a 3% increase, respectively, in NPV in a rising rate environment and a 4% and 1%, respectively, increase in NPV in a declining rate environment. Between December 31, 1998 and 1999, Broadway Federal's risk profile changed. This change results primarily from an increase in the level of multi-family loans from 36.87% of the total loan portfolio at December 31, 1998 to 52.83% at December 31, 1999. Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than one-to-four family residential loans, and typically involve higher loan principal amounts than loans secured by one-to-four family residential real estate. The Company believes that the risks associated with multi-family loans are mitigated by more stringent underwriting requirements. See "---Lending Activities - Multi-Family Lending."

     In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "--Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

     MARKET RISK. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 1999. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments. Similarly, substantially all the Company's investment securities portfolio is comprised of callable government agency securities.

                                                                EXPECTED MATURITY DATE
                                                          FISCAL YEAR ENDED DECEMBER 31, 1999
                                            ---------------------------------------------------------------
                                                  2000               2001           2002          2003
                                            ------------------   -------------  -------------  ------------
                                                                (DOLLARS IN THOUSANDS)
INTEREST EARNINGS ASSETS:
Loans receivable (1)(2)(3)(4)
   Fixed................................  $           5,029    $      2,896   $      2,104   $     1,794
     Average interest rate..............               9.69%           9.65%          9.46%         9.36%
   Adjustable...........................  $          13,895    $     10,637   $      9,695   $     8,862
     Average interest rate..............               7.51%           7.52%          7.54%         7.56%
Investment securities (5)...............  $           9,623                                  $     1,000
   Average interest rate................               5.11%                                        5.63%
Mortgage backed securities (6)(7)
   Fixed................................  $           1,083    $        971   $        870   $       777
     Average interest rate..............               6.92%           6.92%          6.91%         6.91%
   Adjustable...........................  $             546    $        460   $        387   $       325
     Average interest rate..............               6.30%           6.30%          6.30%         6.30%
Interest bearing deposits...............  $             102
   Average interest rate................               5.50%
FHLB stock (8)..........................  $           1,229
   Average interest rate................               5.19%
Total interest earning assets...........  $          31,507    $     14,964   $     13,056   $    12,758
INTEREST BEARING LIABILITIES:
Savings accounts
   NOW accounts (9).....................  $           2,006    $      1,665   $      1,382   $     1,147
     Average interest rate..............               1.00%           1.00%          1.00%         1.00%
   Passbook accounts (10)...............  $           4,973    $      4,127   $      3,426   $     2,843
     Average interest rate..............               1.26%           1.26%          1.26%         1.26%
   Certificate accounts (11)............  $          66,192    $      6,609   $      1,739   $     5,641
     Average interest rate..............               4.64%           5.30%          5.30%         4.27%
   Money Market deposits (12)...........  $           1,720    $      1,152   $      2,340
     Average interest rate..............               2.00%           2.00%          2.00%
Federal Home Loan Bank advances
   Fixed rate borrowing.................  $          12,000                   $      1,250
     Average interest rate..............               5.59%                          6.75%
   Variable rate borrowing..............  $           3,650
     Average interest rate..............               5.21%
Total interest bearing liabilities......  $          90,541    $     13,553   $     10,137   $     9,631

                                                                EXPECTED MATURITY DATE
                                                          FISCAL YEAR ENDED DECEMBER 31, 1999
                                          -----------------------------------------------------------------
                                              2004          THEREAFTER          TOTAL         FAIR VALUE
                                          --------------  ----------------   -------------  ---------------
                                                                (DOLLARS IN THOUSANDS)
Interest Earnings Assets:
Loans receivable (1)(2)(3)(4)
   Fixed................................  $      1,251    $         5,543    $     18,617   $       19,630
     Average interest rate..............          9.09 %             8.21%           9.15%
   Adjustable...........................  $      8,125    $        62,056    $     113,270  $      106,784
     Average interest rate..............          7.57 %             7.63%           7.59%
Investment securities (5)...............                                     $     10,623   $       10,302
   Average interest rate................                                             5.16%
Mortgage backed securities (6)(7)
   Fixed................................  $        697    $         5,465    $      9,863   $        9,529
     Average interest rate..............          6.91 %             6.88%           6.89%
   Adjustable...........................  $        274    $         1,355    $      3,347   $        3,323
     Average interest rate..............          6.30 %             6.30%           6.30%
Interest bearing deposits...............                                     $        102   $          102
   Average interest rate................                                             5.50%
FHLB stock (8)..........................                                     $      1,229   $        1,229
   Average interest rate................                                             5.19%
Total interest earning assets...........  $     10,347    $        74,419    $    157,051   $      150,899
INTEREST BEARING LIABILITIES:
Savings accounts
   NOW accounts (9).....................  $      5,599                       $     11,799   $       11,799
     Average interest rate..............          1.00 %                             1.00%
   Passbook accounts (10)...............  $      2,360    $        11,521    $     29,250   $       29,250
     Average interest rate..............          1.26 %             1.26%           1.26%
   Certificate accounts (11)............  $      2,419                       $     82,600   $       82,836
     Average interest rate..............          5.28 %                             4.70%
   Money Market deposits (12)...........                                     $      5,212   $        5,212
     Average interest rate..............                                             2.00%
Federal Home Loan Bank advances
   Fixed rate borrowing.................                                     $     13,250   $       13,250
     Average interest rate..............                                             5.70%
   Variable rate borrowing..............                                     $      3,650   $        3,650
     Average interest rate..............                                             5.21%
Total interest bearing liabilities......  $     10,378    $        11,521    $    145,761   $      145,997

(1) Loans receivable are not reduced for net deferred loan fees, undisbursed loan proceeds and the allowance for loan losses.

(2) For single family residential loans, assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 15% for adjustable rate loans, and 6.5% to 27% for fixed rate loans. For other loans, assumes annual amortization and balloon maturity, where appropriate. For non-residential loans, assumes the prepayment rate is 6%.

(3) Approximately 67% of the Company's adjustable rate loans reprice on an average of six months or less. These loans change with the COFI Index. The remaining adjustable rate loans primarily reprice using a current market index such as the one year constant maturity Treasury Index. All loans are subject to various market based annual and lifetime rate caps and floors.

(4) Non-performing loans totaling $1.9 million are categorized as maturing in 1999.

(5) As of December 31, 1999, the securities have maturities ranging from 2002 to 2005. However, they are subject to call given their current above market yields.

(6) Mortgage-backed securities with single family residential loan collateral are based on contractual annual amortization and balloon maturity assumptions adjusted for prepayment rates on fixed rate securities are assumed to range from 7% to 13%.

(7) The Company's adjustable rate mortgage-backed securities reprice on an annual basis based upon changes in the one-year constant maturity Treasury index. Various annual and lifetime market based caps and floors exist. The schedule uses an assumed prepayment rate of 15%.

(8) FHLB Stock does not have a market. Its fair value is therefore unknown. However, historically, the stock could be redeemed to the Federal Home Loan Bank at par.

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

       YEAR 2000 COMPLIANCE. The concern over the Year 2000 ("Y2K") issue resulted from computer programs being written using two digits rather than four digits to identify a year in the date field. Throughout the world there was concern that this issue could cause computer systems to fail or create erroneous results at the Year 2000 date change.

       Beginning in 1998, the Company took various steps to mitigate the potential impact of a Y2K problem. In general, these actions were designed to identify, assess and design an action plan to mitigate the risks that the Company might have encountered relative to the Y2K problem.

       The total cost of the Company's plan to address the Y2K issue was $486,000. The major part of the costs incurred relates to the replacement of hardware and software that have been capitalized in accordance with Company policies. These capitalized costs are being depreciated over their estimated useful lives in accordance with the Company's policies. All other costs were expensed as incurred. The total amount expensed during 1999 and 1998 related to the Y2K issue was $34,000 and $20,000, respectively.

       On and subsequent to December 31, 1999, the Company experienced no problems relative to the Y2K issue that had a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company will continue to monitor its significant vendors with respect to Y2K problems they may encounter as those issues may adversely effect the Company's ability to continue operations. The Company does not believe at this time that any potential problems relative to the Y2K issue will materially impact the Company in the future. However, no assurance can be given that this will be the case.

       AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                                         1999                              1998
                                            --------------------------------  -------------------------------
                                                                    AVERAGE                           AVERAGE
                                              AVERAGE                YIELD/    AVERAGE                 YIELD/
                                              BALANCE    INTEREST    COST      BALANCE    INTEREST     COST
                                            ----------- ---------- ---------  ----------  ---------  --------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Interest-earning deposits.................  $      155  $       8      5.16%  $     148   $      4      2.70%
Federal Funds sold and other short-term
  investments.............................         725         25      3.45%      2,638        113      4.28%
Investment securities, (1)................      10,081        619      6.14%      8,689        541      6.23%
Loans receivable(2)(3)....................     120,561      9,785      8.12%    106,535      8,630      8.10%
Mortgage-backed securities (1)............      14,047        867      6.17%      5,650        338      5.98%
FHLB stock................................       1,079         56      5.19%        963         59      6.13%
                                            ----------- ----------            ----------  ---------
TOTAL INTEREST-EARNING ASSETS.............     146,648  $  11,360      7.75%    124,623   $  9,685      7.77%
                                                        ==========                        =========
NON-INTEREST-EARNING ASSETS...............      12,081                           10,645
                                            -----------                       ----------
         TOTAL ASSETS.....................  $  158,729                        $ 135,268
                                            ===========                       ==========

LIABILITIES AND RETAINED EARNINGS
INTEREST-BEARING LIABILITIES:

Money market deposits.....................  $    4,881  $      91      1.86%  $   4,562   $     84      1.84%
Passbook deposits.........................      28,857        431      1.50%     28,063        508      1.81%
NOW and other demand deposits.............      17,201         99      0.57%     14,130         67      0.48%
Certificate accounts......................      80,220      3,817      4.76%     70,483      3,577      5.07%
                                            ----------- ----------            ----------  ---------
TOTAL DEPOSITS............................     131,159      4,438      3.38%    117,238      4,236      3.61%
FHLB advances.............................      12,286        578      4.70%      2,607        148      5.67%
                                            ----------- ----------            ----------  ---------
TOTAL INTEREST-BEARING LIABILITIES........     143,445  $   5,016      3.50%    119,845   $  4,384      3.66%
                                            ----------- ==========            ----------  =========
Non-interest-bearing liabilities..........       1,599                            1,868
Retained earnings.........................      13,685                           13,555
                                            -----------                       ----------
TOTAL LIABILITIES AND RETAINED EARNINGS...  $  158,729                        $ 135,268
                                            ===========                       ==========

NET INTEREST RATE SPREAD(4)...............              $   6,344      4.25%              $  5,301      4.11%
NET INTEREST MARGIN(5)....................                             4.33%                            4.25%
RATIO OF INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES............                           102.23%                          103.99%
RETURN ON AVERAGE ASSETS..................                             0.24%                            0.15%
RETURN ON AVERAGE EQUITY..................                             2.84%                            1.54%
AVERAGE EQUITY TO AVERAGE ASSETS RATIO....                             8.62%                           10.02%

-----------------
(1) All investment and mortgage-backed securities were categorized as held-to-maturity.
(2) Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(3)  Amount excludes non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          YEAR ENDED DECEMBER 31, 1999           YEAR ENDED DECEMBER 31, 1998
                                             COMPARED TO YEAR ENDED                 COMPARED TO YEAR ENDED
                                                DECEMBER 31, 1998                      DECEMBER 31, 1997
                                      -------------------------------------- --------------------------------------
                                           INCREASE (DECREASE) IN NET             INCREASE (DECREASE) IN NET
                                      -------------------------------------- --------------------------------------
                                        DUE TO       DUE TO                    DUE TO       DUE TO
                                        VOLUME        RATE         TOTAL       VOLUME        RATE         TOTAL
                                      ------------ ------------ ------------ ------------ ------------ ------------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning deposits........... $        --  $         4  $         4  $        (2) $        --  $        (2)
 Federal funds sold and other........                                                (17)         (34)         (51)
   Short term investments............         (82)          (6)         (88)
 Investment securities, net..........          87           (9)          78           44          101          145
 Loans receivable, net...............       1,136           19        1,155          774         (498)         276
 Mortgage backed securities, net.....         502           27          529          218          (21)         197
 FHLB stock..........................           7          (10)          (3)           4           (4)          --
                                      ------------ ------------ ------------ ------------ ------------ ------------
 TOTAL INTEREST-EARNING ASSETS.......       1,650           25        1,675        1,021         (456)         565
                                      ------------ ------------ ------------ ------------ ------------ ------------

 INTEREST-BEARING LIABILITIES:
 Money market deposits...............           6            1            7            3           (7)          (4)
 Passbook deposits...................          14          (94)         (80)          (9)         (50)         (59)
 NOW and other demand deposits.......          15           15           30           21          (21)          --
 Certificate accounts................         494         (249)         245          486         (154)         332
 FHLB advances.......................         549         (119)         430           68           62          130
                                      ------------ ------------ ------------ ------------ ------------ ------------
 TOTAL INTEREST-BEARING LIABILITIES..       1,078         (446)         632          569         (170)         399
                                      ------------ ------------ ------------ ------------ ------------ ------------
 CHANGE IN NET
    INTEREST INCOME.................. $       572  $       471  $     1,043  $       452  $      (286) $       166
                                      ============ ============ ============ ============ ============ ============

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

       GENERAL

       The Company recorded net earnings of $358,000 or $0.35 per diluted share, for the year ended December 31, 1999, compared to net earnings of $209,000 or $0.19 per diluted share, for the year ended December 31, 1998. The $149,000 increase in net earnings for 1999 was impacted by the net effect of offsetting factors, which included higher net interest income, a lower provision for loan losses, higher non-interest income and higher non-interest expense. Non-interest income for the year included a pretax gain from casualty insurance reimbursement of $680,000.

       INTEREST INCOME

       Interest income increased by $1.7 million, or 17.29%, from $9.7 million for the year ended December 31, 1998 to $11.4 million for the same period in 1999. This increase was primarily the result of an increase in average interest-earning assets of $22.0 million, to $146.6 million for the year ended December 31, 1999 from $124.6 million for the same period a year ago. The increase in average interest-earning assets resulted from Broadway Federal's focus on increasing its loan and investment portfolios.

       The effect of the increase in average interest-earning assets was partially offset by a decrease in the average yield on such assets from 7.77% during the year ended December 31, 1998 to 7.75% during the year ended December 31, 1999. Interest income from loans, which accounted for approximately 86% of total interest income in

1999, increased by $1.2 million, or 13.38%, due to a $14.0 million, or 13.17%, increase in the average balance of loans. Interest income from mortgage-backed securities increased $529,000, or 156.71%, from $338,000 in 1998 to $867,000 in
1999, primarily due to a $8.4 million, or 148.62%, increase in the average balance of mortgage-backed securities, and a 19-basis point increase in the average yield on such securities from 5.98% during 1998 to 6.17% during 1999. Interest income from investment securities increased $78,000 or 14.42%, from $541,000 in 1998 to $619,000 in 1999, primarily due to a 9 basis point decrease in the average yield on investment securities to 6.14% during 1999 from 6.23% during 1999, coupled with a $1.4 million, or 16.02% increase in the average balance of investment securities to $10.1 million during 1999, from $8.7 million during 1998.

       INTEREST EXPENSE

       Interest expense includes interest on savings deposits and on borrowings. Interest expense increased $632,000, or 14.42%, for the year ended December 31, 1999, to $5.0 million, from $4.4 million for the same period a year ago. This increase was primarily the result of an increase in average interest-bearing liabilities of $23.6 million, to $143.4 million for the year ended December 31, 1999 from $119.8 million for the same period a year ago. Interest on savings deposits, which accounted for approximately 88% of interest expense in 1999, increased by $202,000 or 4.77%, due to a $13.9 million, or 11.87%, increase in the average balance of savings deposits offset by a 23 basis point decrease in the average cost of deposits from 3.61% for 1998 to 3.38% for 1999. The decrease in the average cost of savings deposits also reflects impact of the lower rate paid passbook accounts, such rate was decreased 75-basis points during 1998 and the Bank's ability to maintain its core deposit portfolio mix and increase its NOW and passbook account portfolio from $44.8 million at December 31, 1998 to $46.1 million at December 31, 1999.

       Net interest spread ("NIS"), which represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities, increased from 4.11% at December 31, 1998 to 4.25% at December 31, 1999. This 14-basis point increase in NIS primarily results from lower cost of deposits and borrowings, offset by slightly lower yields on interest-earning assets between 1998 and 1999. Management continues to take steps that are intended to stabilize core earnings, which include (i) increasing loan originations, specifically multi-family originations, which have higher yields and larger margins over the stated index; (ii) increasing the level of non-interest bearing checking deposits; and (iii) attempting to hold deposit rates on jumbo and other certificate accounts to levels which are less than or equal to related Federal Home Loan Bank borrowing rates.

       PROVISION FOR LOAN LOSSES

       The provision for loan losses decreased by $150,000, or 33.33%, from $450,000 for the year ended December 31, 1998 to $300,000 for the year ended December 31, 1999. The lower provision results from management's ongoing analysis of the Company's allowance for loan losses, which in turn is impacted by the level of charge-offs during the period. For the year ended December 31, 1999 loan charge-offs totaled $12,000, as compared to $353,000 for the same period in 1998.

       Total non-performing assets, consisting of non-accrual loans and REO, increased by $649,000, from $1.3 million at December 31, 1998 to $2.0 million at December 31, 1999. The increase consisted of $305,000 increase in non-accrual loans, coupled with a $344,000 increase in REO. As a percentage of total assets, non-performing assets were 1.18% at December 31, 1999, compared to 0.90% at December 31, 1998. The allowance for loan losses was 103.15% of non-performing loans at December 31, 1998, compared to 105.60% at December 31, 1998. Non-accrual loans at December 31, 1999 included eight loans totaling $550,000 secured by one- to four-unit properties, three loans totaling $730,000 secured by multi-family properties and one loan for $115,000 secured by commercial property. REO at December 31, 1999 included three single family properties with a book value of $433,000 and one parcel of land having a book value of $133,000. Subsequent to December 31, 1999, one multi-family non-accrual loan with a balance of $467,000 was paid off when the property securing the loan was sold at foreclosure, and one REO, with a book value of $96,000, was also sold.

       NON-INTEREST INCOME

       Non-interest income increased by $329,000, or 38.48%, to $1.2 million for the year ended December 31, 1999, from $855,000 for the same period a year ago. The increase is due to a number of offsetting factors. Gain on sale of mortgage loans decreased $178,000, from a $14,000 gain in 1998 to ($164,000) loss in 1999 due to losses
incurred on the sale of loans designated as held for sale during the year. The losses were due to fluctuations in market interest rates, resulting in a diminution in the value of such assets. Gain on casualty insurance reimbursement increased from $199,000 in 1998 to $680,000 in 1999 due to the recognition of insurance proceeds resulting from the destruction of Broadway Federal's main branch office in April 1992. The $680,000 was the final payment to be received as a result of this casualty loss.

       NON-INTEREST EXPENSE

       Non-interest expense increased by $1.3 million, or 23.75%, to $6.6 million for the year ended December 31, 1999, from $5.4 million for the same period a year ago. The increase in non-interest expense was primarily due to increases in branch losses, compensation and benefits, professional services, litigation settlements and other expenses, offset primarily by a decrease in net real estate operations expenses.

       Branch losses increased by $460,000 to $530,000 for the year ended December 31, 1999. The increase was principally due to increases in savings losses during the year. To reduce these losses, the Company has hired a senior level executive from a major thrift institution with over 20 years of retail banking experience as the Company's Chief Savings Officer. The Company has enhanced internal controls, increased internal audits of the Savings department, improved deposit account opening procedures, including enhanced credit and background reviews of new customers, increased monitoring and senior level review of large transactions, coordinated efforts with outside vendors to increase security oversight, enhanced credit and background reviews of new hires, and utilized independent security consultants to review and recommend security and internal control initiatives.

       Compensation and benefits increased by $271,000 for the year ended December 31, 1999, as compared to the same period a year ago. The increase results from the accrual of vested stock awards, the payment of severance benefits related to a third quarter staff reduction and the cost of replacing key personnel.

       Professional services includes audit, legal and other consulting service expenses. Professional services increased by $178,000 for the year ended December 31, 1999, as compared to the same period a year ago, primarily due to attorney fees and computer system consulting expenses incurred during the year. Litigation settlement expenses totaled $232,000 during the year ended December 31, 1999 as the Company settled or paid all known legal claims for which it reasonably believed that a liability might exist. See "-- Legal Proceedings".

       Other non-interest expense increased by $140,000 from $266,000 in 1998 to $406,000 in 1999. The increase resulted primarily from a $139,000 loss on loans previously classified as held-for-sale that were reclassified as portfolio loans. The losses were due to fluctuations in market interest rates resulting in a diminution in the value of such assets.

       INCOME TAXES

       Income taxes increased by $101,000 for the year ended December 31, 1999, from $142,000 for the same period in 1998. The Company's effective tax rate was approximately 40% for 1999 and 1998.

       COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

       Total assets at December 31, 1999 were $166.3 million, as compared to $145.7 million at December 31, 1998, an increase of $20.6 million, or 14.20%. Net loans receivable, including loans held-for-sale, increased $19.8 million to $129.3 million at December 31, 1999, as compared to $109.6 million at December 31, 1998. The increase in net loans resulted from $50.8 million in loan originations, offset primarily by $18.4 million in principal repayments and $11.5 million in loan sales. Investment and mortgage-backed securities increased $3.1 million, from $20.7 million at December 31, 1998 to $23.8 million at December 31, 1999. The increase in investment and mortgage-backed securities resulted from the purchase of U. S. Government federal agency and mortgage-backed securities during the year. Office properties and equipment increased $1.2 million, to $6.5 million at December 31, 1999, primarily as a result of construction costs incurred on the Bank's Exposition park branch. In September 1999 construction of the facility was completed and the Bank's Broadway Boulevard branch, housed in a modular facility, was relocated into the new branch. The vacated branch had been operated from the modular facility since the main office was destroyed in the 1992 civil disturbance in Los Angeles.

       Total liabilities at December 31, 1999 were $152.5 million, as compared to $132.1 million at December 31, 1998. The $20.4 million increase is primarily attributable to a $12.4 million increase in advances from the FHLB and an $8.0 million increase in savings deposits. These increases were used to fund the increase in total assets.

       Total capital at December 31, 1999 was $13.8 million, as compared to $13.6 million at December 31, 1998, representing an increase of $277,000. Capital decreased due to the payment of $214,000 in dividends during the year. This decrease was offset by net earnings of $358,000 for the year and a $103,000 Employee Stock Ownership Plan ("ESOP") repayment.

       RECENT DEVELOPMENTS

       On March 28, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 10%, or 93,249 shares, of its outstanding Common Stock. The repurchases are to be made from time to time over a one year period in the open market depending on market conditions and growth requirements of the Company.

       LIQUIDITY AND CAPITAL RESOURCES

       Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

       The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 14.86% and 14.86% for the years ended December 31, 1999 and 1998, respectively. The relatively high liquidity ratio results from the fact that Conversion proceeds, which the Company has not yet invested into Bank loans, are held as investments in treasury securities and federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management is currently attempting to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

       The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances. At December 31, 1999 and 1998, FHLB advances totaled $16.9 million and $4.5 million, respectively. During the years ended December 31, 1999 and 1998, Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

       The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (or used in) operating activities were $1.5 million and $(2.0) million for the years ended December 31, 1999 and 1998, respectively. Loans originated for sale, net of refinances, totaled $11.5 million and $4.3 million for the years ended December 31,1999 and 1998, respectively. Proceeds from the sale of loans receivable held-for-sale totaled $11.4 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively. Net cash used in investing activities consists primarily of disbursements for loan originations and purchases of loans and investments, offset by principal collections on loans and proceeds from the sale, maturity or redemption of investments. Disbursements on loans originated and purchased were $39.4 million and $33.0 million for the years ended December 31, 1999 and 1998, respectively. Proceeds from loan principal repayments were $18.4 million and $28.8 million for the years ended December 31, 1999 and 1998, respectively. Purchases of investment securities and mortgage-backed securities held to maturity were $9.1 million and $25.2 million for the years ended December 31, 1999 and 1998, respectively. Proceeds from the sale, maturity or redemption and principal payments of mortgage-backed and investment securities were $5.9 million and $13.7 million for the years ended December 31, 1999 and 1998, respectively. Capital expenditures for office properties and equipment for the years ended December 31, 1999 and 1998 totaled $1.6 million and $1.7 million, respectively. Net cash provided by financing activities was derived from an increase in savings deposits and advances from the FHLB. The net increase in savings deposits for the year totaled $8.0 million.

        At December 31, 1999, the Company had outstanding commitments to originate loans of $3.6 million and no commitments to purchase loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposits that have contractual maturities of one year or less from December 31, 1999, totaled $66.2 million. If a significant portion of the maturing certificates is not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

       IMPACT OF INFLATION AND CHANGING PRICES

       The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company and Broadway Federal are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

       RECENT ACCOUNTING PRONOUNCEMENTS

       For a discussion on recent accounting pronouncements, see Footnote 2 of the Notes to the Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

       See Index to Financial Statements of Broadway Financial Corporation on Page 40 and the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On November 20, 1998, the Company dismissed its independent accountants, Ernst & Young ("E&Y"). E&Y's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Audit Committee of the Board of Directors and adopted by the full Board of Directors on November 18, 1998. There were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company retained the accounting firm of KPMG LLP ("KPMG") on November 20, 1998, to provide audit and tax services for the years ending December 31, 1998, 1999 and 2000. There were no consultations with KPMG regarding the application of accounting principles to specific transactions, or the type of audit opinion that might be rendered prior to their engagement by the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Director's and Executive Officers" and "Voting Securities and Principal Holders Thereof", to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders (the "Company's 2000 Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement, under the caption "Executive Compensation Benefits and Related Matters".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

ITEM 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT NUMBER
3.1        Form of Certificate of Incorporation of the Company (contained in Exhibit 2.1 filed with Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995.)
3.2        Form of Bylaws of the Company (contained in Exhibit 2.1 filed with Amendment
           No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995.)
4.1        Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2        Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration
           Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3        Form of Certificate of Designation for the Series A Preferred Stock (contained in Exhibit C to the Plan of
           Conversion in Exhibit 2.1 hereto)
10.1       Form of Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on
           Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2       Form of ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to
           Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3       Form of Severance Agreement among the Company, Broadway Federal and certain executive officers
           (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the
           Registrant on November 13, 1995)
10.4       Broadway Financial Corporation Recognition and Retention Plan for Outside Directors
10.5       Broadway Financial Corporation Performance Equity Program for Officers and Directors
10.6       Broadway Financial Corporation Stock Option Plan for Outside Directors
10.7       Broadway Financial Corporation Long Term Incentive Plan
16.        Letter on Change in Certifying Accountant (filed by Registrant as part of Form 8-K on November 25, 1998)
21.1       Subsidiaries of the Company (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1,
           No. 33-96814, filed by the Registrant on November 6, 1995)
23.1       Consent of KPMG LLP
27.1       Financial Data Schedule

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

(b)  Reports on Form 8-K

       None

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BROADWAY FINANCIAL CORPORATION




                                    By:  /s/ Paul C. Hudson
                                       ---------------------------------------
                                    Paul C. Hudson
                                    CHIEF EXECUTIVE OFFICER AND PRESIDENT



Date:  March 27, 2000



       In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.


             /s/ Paul C. Hudson                        Date:  March 27, 2000
---------------------------------------------
               Paul C. Hudson
     Chief Executive Officer, President
                and Director
       (Principal Executive Officer)


               /s/ Bob Adkins                          Date:  March 27, 2000
---------------------------------------------
                 Bob Adkins
          Chief Financial Officer
       (Principal Financial Officer)
       (Principal Accounting Officer)


            /s/ Elbert T. Hudson                       Date:  March 27, 2000
---------------------------------------------
              Elbert T. Hudson
           Chairman of the Board


              /s/ Kellogg Chan                         Date:  March 27, 2000
---------------------------------------------
                Kellogg Chan
                  Director


          /s/ Dr. Willis K. Duffy                      Date:  March 27, 2000
---------------------------------------------
            Dr. Willis K. Duffy
                  Director


              /s/ Rosa M. Hill                         Date:  March 27, 2000
---------------------------------------------
                Rosa M. Hill
                  Director

            /s/ A. Odell Maddox                        Date:  March 27, 2000
---------------------------------------------
                  Director


            /s/ Lyle A. Marshall                       Date:  March 27, 2000
---------------------------------------------
              Lyle A. Marshall
                  Director


             /s/ Larkin Teasley                        Date:  March 27, 2000
---------------------------------------------
               Larkin Teasley
                  Director


            /s/ Daniel A. Medina                       Date:  March 27, 2000
---------------------------------------------
              Daniel A. Medina
                  Director

                        Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION

                                AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                       WITH REPORT OF INDEPENDENT AUDITORS

                 Broadway Financial Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998

                                    CONTENTS

Report of Independent Auditors.............................................F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets................................................F-2
Consolidated Statements of Earnings........................................F-3
Consolidated Statements of Changes In Stockholders' Equity ................F-4
Consolidated Statements of Cash Flows......................................F-5
Notes to Consolidated Financial Statements.................................F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Broadway Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

KPMG LLP

Los Angeles, California
February 16, 2000

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31

                                                                         1999                1998
                                                                   ------------------ -------------------
ASSETS
   Cash .........................................................  $       3,135,000  $        4,605,000
   Federal funds sold............................................                --            2,600,000
   Investment securities held-to-maturity (fair value of
     $10,302,000 at December 31, 1999 and $8,607,000 at
     December 31, 1998)..........................................         10,623,000           8,622,000
   Mortgage-backed securities held-to-maturity (fair value
     of $12,852,000 at December 31, 1999 and $12,079,000
     at December 31, 1998).......................................         13,210,000          12,096,000
   Loans receivable, net.........................................        126,871,000         107,055,000
   Loans receivable held for sale, at lower of cost or
     fair value  ................................................          2,458,000           2,495,000
   Accrued interest receivable...................................          1,013,000             888,000
   Real estate acquired through foreclosure, net.................            515,000             222,000
   Federal Home Loan Bank stock, at cost.........................          1,229,000             987,000
   Office properties and equipment, net..........................          6,533,000           5,360,000
   Other assets..................................................            717,000             721,000
                                                                   ----------------------------------------
             Total assets                                          $     166,304,000  $      145,651,000
                                                                   ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits......................................................  $     133,984,000  $      125,998,000
   Advances from Federal Home Loan Bank..........................         16,900,000           4,500,000
   Advance payments by borrowers for taxes and insurance.........            192,000             205,000
   Deferred income taxes.........................................            605,000             772,000
   Other liabilities.............................................            822,000             623,000
                                                                   ----------------------------------------
             Total liabilities...................................        152,503,000         132,098,000

   Commitments and contingent liabilities                                         --                  --

Stockholders' equity:
   Preferred non-convertible, non-cumulative, and non-voting
     stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at December 31, 1999 and 1998,
       respectively................................................            1,000               1,000
   Common stock, $.01 par value, authorized 3,000,000 shares;
     issued and outstanding 932,494 shares at December 31, 1999
     and 1998, respectively......................................             10,000              10,000
   Additional paid-in capital....................................          9,674,000           9,633,000
   Retained earnings - substantially restricted..................          4,809,000           4,664,000
   Treasury stock - 29,241 shares, at cost.......................           (318,000)           (318,000)
   Unearned ESOP shares..........................................           (375,000)           (437,000)
                                                                   ----------------------------------------
       Total stockholders' equity................................         13,801,000          13,553,000
                                                                   ----------------------------------------
       Total liabilities and stockholders' equity................  $     166,304,000  $      145,651,000
                                                                   ========================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                          YEAR ENDED DECEMBER 31
                                                                         1999                1998
                                                                   ------------------ -------------------
Interest on loans receivable.....................................  $       9,785,000  $       8,630,000
Interest on investment securities held-to-maturity...............            619,000            541,000
Interest on mortgage-backed securities held-to-maturity..........            867,000            338,000
Other interest income............................................             89,000            176,000
                                                                   ------------------ -------------------
             Total interest income...............................         11,360,000          9,685,000

Interest on deposits.............................................          4,438,000          4,236,000
Interest on borrowings...........................................            578,000            148,000
                                                                   ------------------ -------------------
             Total interest expense..............................          5,016,000          4,384,000

Net interest income before provision for loan losses.............          6,344,000          5,301,000
Provision for loan losses........................................            300,000            450,000
                                                                   ------------------ -------------------
             Net interest income after provision for loan losses.          6,044,000          4,851,000

Non-interest income:
   Service charges...............................................            501,000            414,000
   Gain (loss) on sale of loans receivable held for sale.........          (164,000)             14,000
   Gain on casualty insurance reimbursement......................            680,000            199,000
   Other ........................................................            167,000            228,000
                                                                   ------------------ -------------------
             Total non-interest income...........................          1,184,000            855,000
                                                                   ------------------ -------------------

Non-interest expense:
   Compensation and benefits.....................................          2,874,000          2,603,000
   Occupancy expense, net........................................          1,190,000          1,148,000
   Advertising and promotional expense...........................            219,000            208,000
   Professional services.........................................            444,000            266,000
   Federal deposit insurance premiums............................            112,000            103,000
   Insurance bond premiums.......................................             98,000            111,000
   Real estate operations, net...................................             77,000            182,000
   Contracted security services..................................            155,000            149,000
   Litigation settlements........................................            232,000                 --
   Telephone and postage.........................................            175,000            122,000
   Stationary, printing and supplies.............................            115,000            127,000
   Branch losses.................................................            530,000             70,000
   Other ........................................................            406,000            266,000
                                                                   ------------------ -------------------
             Total non-interest expense..........................          6,627,000          5,355,000
                                                                   ------------------ -------------------
Earnings before income taxes.....................................            601,000            351,000
Income taxes ....................................................            243,000            142,000
                                                                   ------------------ -------------------
             Net earnings .......................................  $         358,000  $         209,000
                                                                   ================== ===================
Earnings applicable to common shareholder:
   Net earnings..................................................  $         358,000  $         209,000
   Dividends paid on preferred stock.............................            (28,000)            28,000
                                                                   ------------------ -------------------
                                                                   $         330,000  $         181,000
                                                                   ================== ===================
Earnings per share - basic.......................................  $            0.35  $            0.19
                                                                   ================== ===================
Earnings per share - diluted.....................................  $            0.35  $            0.19
                                                                   ================== ===================
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F-3

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ADDITIONAL
                                             PREFERRED STOCK      COMMON STOCK      PAID-IN CAPITAL
                                             ----------------- ------------------- ------------------

Balance, at December 31, 1997................$          1,000             9,000           8,820,000
   Net earnings for the year ended
     December 31, 1998.......................              --                --                 --
   Stock dividends...........................              --             1,000             763,000
   Cash dividends paid - 2% common stock.....              --                --                  --
   Cash dividends paid - 5% preferred stock..              --                --                  --
   Employee Stock Ownership Plan payments....              --                --              50,000
                                             ----------------- ------------------- ------------------
         Balance at December 31, 1998........           1,000            10,000           9,633,000
   NET EARNINGS FOR THE YEAR ENDED
     DECEMBER 31, 1999.......................              --                --                  --
   CASH DIVIDENDS PAID - 2% COMMON
     STOCK...................................              --                --                  --
   CASH DIVIDENDS PAID - 5% PREFERRED
     STOCK...................................              --                --                  --
   EMPLOYEE STOCK OWNERSHIP PLAN
     PAYMENTS................................              --                --              41,000
                                             ----------------- ------------------- ------------------
       BALANCE, AT DECEMBER 31, 1999.........$          1,000            10,000           9,674,000
                                             ================= =================== ==================

                                                 RETAINED
                                                 EARNINGS                                              TOTAL
                                               (SUBSTANTIALLY                    UNEARNED ESOP     STOCKHOLDERS'
                                                RESTRICTED)     TREASURY STOCK      SHARES            EQUITY
                                              ---------------- ----------------- --------------- ------------------

Balance, at December 31, 1997................       5,427,000          (318,000)       (500,000)        13,439,000
   Net earnings for the year ended
     December 31, 1998.......................         209,000                --              --            209,000
   Stock dividends...........................        (764,000)               --              --                 --
   Cash dividends paid - 2% common stock.....        (180,000)               --              --           (180,000)
   Cash dividends paid - 5% preferred stock..         (28,000)               --              --           (28,000)
   Employee Stock Ownership Plan payments....               -                --          63,000            113,000
                                              ---------------- ----------------- --------------- ------------------
         Balance at December 31, 1998........       4,664,000          (318,000)       (437,000)        13,553,000
   NET EARNINGS FOR THE YEAR ENDED
     DECEMBER 31, 1999.......................         358,000                --              --            358,000
   CASH DIVIDENDS PAID - 2% COMMON
     STOCK...................................        (185,000)               --              --           (185,000)
   CASH DIVIDENDS PAID - 5% PREFERRED
     STOCK...................................         (28,000)               --              --            (28,000)
   EMPLOYEE STOCK OWNERSHIP PLAN
     PAYMENTS................................              --                --          62,000            103,000
                                              ---------------- ----------------- --------------- ------------------
       BALANCE, AT DECEMBER 31, 1999.........       4,809,000          (318,000)       (375,000)        13,801,000
                                              ================ ================= =============== ==================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31

                                                                                   1999               1998
                                                                             ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                 $         358,000   $       209,000
Adjustments to reconcile net earnings to net cash (used in)
   provided by operating activities:
     Depreciation and amortization........................................             395,000           188,000
     Amortization of discounts and premiums on loans purchased............              79,000           (29,000)
     Amortization of net deferred loan origination fees...................              29,000           (47,000)
     Amortization of discounts and premiums on investment securities and
       mortgage-backed securities.........................................             118,000            13,000
     Amortization of deferred compensation................................             103,000           113,000
     Gain on sale of real estate acquired through foreclosure.............             (13,000)          (28,000)
     Loss (gain) on sale of loans receivable held for sale ...............             164,000           (14,000)
     Gain on sale of office properties and equipment......................              (2,000)           (7,000)
     Provision for loan losses............................................             300,000           450,000
     Provision for write-downs and losses on real estate..................              60,000           167,000
     Lower of cost or fair value adjustment on loans .....................             139,000                --
     Loans originated for sale, net of refinances.........................         (11,477,000)       (4,302,000)
     Proceeds from sale of loans receivable held for sale.................          11,350,000         2,043,000
     Changes in operating assets and liabilities:
       Accrued interest receivable........................................            (125,000)          (54,000)
       Deferred income tax liability......................................            (167,000)           53,000
       Other assets.......................................................               4,000          (458,000)
       Other liabilities..................................................             180,000          (302,000)
                                                                             ------------------  ----------------

         Total adjustments................................................           1,137,000        (2,214,000)
                                                                             ------------------  ----------------

         Net cash provided by (used in) operating activities                         1,496,000        (2,005,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans originated, net of refinances.......................................         (39,409,000)      (17,744,000)
Loans purchased...........................................................                  --       (15,257,000)
Principal repayment on loans..............................................          18,443,000        28,817,000
Proceeds from sale of office properties and equipment.....................               3,000           134,000
Purchases of investment securities held-to-maturity.......................          (4,500,000)      (14,619,000)
Purchases of mortgage-backed securities held-to-maturity..................          (4,595,000)      (10,580,000)
Proceeds from maturities and repayments of investment securities
   held-to-maturity......................................................           2,500,000        11,995,000
Proceeds from maturities and repayments of mortgage-backed
   securities held-to-maturity............................................           3,362,000         1,680,000
Federal Home Loan Bank stock dividend....................................            (242,000)          (56,000)
Capital expenditures for office properties and equipment..................          (1,569,000)       (1,681,000)
Proceeds from sale of real estate acquired through foreclosure............             282,000         1,261,000
                                                                             ------------------  ----------------
Net cash used in investing activities.....................................         (25,725,000)      (16,050,000)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                  YEAR ENDED DECEMBER 31
                                                                                 1999                 1998
                                                                           ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits................................................   $       7,986,000    $     16,131,000
Increase in advances from the Federal Home Loan Bank....................          12,400,000           4,500,000
Dividends paid..........................................................            (213,000)           (208,000)
Increase (decrease) in advance payments by borrowers for taxes                       (13,000)              6,000
and insurance...........................................................
                                                                           ------------------   -----------------
Net cash provided by financing activities...............................          20,160,000          20,429,000
                                                                           ------------------   -----------------
Net increase (decrease) in cash and cash equivalents....................          (4,070,000)          2,374,000

Cash and cash equivalents at beginning of year..........................           7,205,000           4,831,000
                                                                           ------------------   -----------------
Cash and cash equivalents at end of year................................   $       3,135,000          $7,205,000
                                                                           ==================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest .................................................   $       4,893,000    $      4,458,000
                                                                           ==================   =================
Cash paid for income taxes..............................................   $         315,000    $        312,000
                                                                           ==================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Transfer of loans to real estate acquired through foreclosure...........   $         616,000    $        444,000
Transfer of loans from loans receivable held for sale to loans
receivable..............................................................   $       3,584,000    $             --









           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1.   ORGANIZATION

     Broadway Financial Corporation (the Company) is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (Broadway Federal). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 1999, Broadway Federal operated five retail banking offices, including a loan center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company's and Broadway Federal's significant accounting policies.

     PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and Banksmart Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation.

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

     BUSINESS SEGMENTS

     Accounting standards establish requirements to disclose financial information about reportable segments in annual financial statements and require reporting of selected information about those segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company's management considers its operations to be segregated into two operating segments - (i) banking, through Broadway Federal and (ii) retail services, through its newly established subsidiary, BankSmart, Inc. ("BankSmart"). BankSmart includes a postal and copy center. In August 1999, BankSmart opened its first center inside Broadway Federal's Exposition Park branch. As of December 31, 1999, the operations of BankSmart are insignificant to the operations of the Company and as such, under the applicable accounting standards do not constitute a separately reportable segment.

     ASSETS HELD TO MATURITY

     Investment securities and mortgage-backed securities are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends, and has the ability, to hold them to their maturities. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in earnings.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

     Premiums and discounts on investment securities and mortgage-backed securities are amortized utilizing the interest method over the contractual terms of the assets.

     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     Loans receivable are recorded in the consolidated balance sheets at the unpaid principal balance, adjusted for the allowance for loan losses, loans in process, net deferred loan fees or costs and unamortized discounts. Interest on loans receivable is accrued monthly as earned, except for loans delinquent for 90 days or more which are generally placed on non-accrual status. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment.

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

     LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

     Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Discounts on loans receivable are recognized in income using the interest method over the contractual life of loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on non-accrual status. When loans held for sale are sold, existing deferred loan fees are netted against the gain or loss on sale.

     LOANS HELD FOR SALE

     Loans that are to be held for indefinite periods of time or not intended to be held to maturity are classified as held for sale. The Company identifies those loans for which, at the time of origination or acquisition, it does not have the positive intent or ability to hold to maturity. Loans held for sale include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on prevailing market rates of similar loans.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

     LOAN SALES AND SERVICING

     The Company from time to time sells mortgage loans and loan participations from originations or portfolios identified as held for sale. A sale is recognized at time of closing when control over the loans is surrendered and consideration other than beneficial interests in the loans sold is received. Cash proceeds from loan sales are equal to the principal amount of loans or participations with yields to the investor based upon the current market rate. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. Typically, the Company will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with generally accepted accounting principles, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

     LOANS PURCHASED

     The Company purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Company's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings institutions, the Company's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Company's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums paid on the purchase of loans are recognized against income using the interest method over the estimated life of the loans, adjusted for prepayments.

     REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     Real estate acquired through foreclosure represents real estate received in satisfaction of real estate secured loans and is recorded at estimated fair value of the real estate, less costs of Disposition. An allowance for loss is provided when any subsequent decline in fair value occurs. Income recognition on the sale of real estate acquired through foreclosure is dependent upon the terms of the sale. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recorded in current operations.

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

     Buildings......................................  10 to 48 years
     Furniture, fixtures and equipment..............  3 to 15 years
     Leasehold improvements.........................  Shorter of the estimated useful life of the
                                                      assets of the terms of
                                                      the respective leases,
                                                      not to exceed 15 years.

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

              BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

     CASH AND CASH EQUIVALENTS

     For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

     EARNINGS PER SHARE

     The Company is required to report both basic and diluted earnings per share under generally accepted accounting principles. Basic earnings per share is determined by dividing net income available to common stockholders by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income available to common stockholder' by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for prior periods presented have been adjusted to reflect the 8% stock dividend distributed to stockholders in August 1998.

     RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company's financial instruments is concentrated in Broadway Federal's loan portfolio. Broadway Federal has established a system for monitoring the level of credit risk in its loan portfolio.

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

     STOCK BASED COMPENSATION

     The Company applies the intrinsic value method to account for stock based compensation and records compensation expense only when the option's exercise price is less than the market value of the related stock on the grant date.

     EMPLOYEE STOCK OWNERSHIP PLAN

     Generally accepted accounting principles require that the issuance or sale of treasury shares to an Employee Stock Ownership Plan (ESOP) be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. An ESOP funded with an employer loan (internally leveraged ESOP) is reflected as a reduction to equity and the related interest income and expense is not recorded. The Company records fluctuations in

              BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations results in an offsetting adjustment to paid-in capital. During 1999 and 1998, the changes in the fair value of the Company's common stock did not result in material fluctuations in compensation expense and paid-in capital.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management has not yet determined the impact of implementing this statement on its financial condition or results of operations.

3.   INVESTMENT SECURITIES HELD-TO-MATURITY

     At December 31, 1999 and 1998, all of the Company's investment securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity.

     The following table provides a summary of investment securities held-to-maturity with a comparison of carrying and fair values:


                                                                 GROSS            GROSS
                                               CARRYING       UNREALIZED        UNREALIZED           FAIR
                                               VALUE            GAIN              LOSS             VALUE
                                            ---------------  --------------  -----------------  ---------------
         DECEMBER 31, 1999:
            FHLB DEBENTURES..............   $   5,623,000    $          --   $        184,000   $    5,439,000
            FNMA DEBENTURES..............       5,000,000               --            137,000        4,863,000
                                            ---------------  --------------  -----------------  ---------------
                                            $  10,623,000    $          --   $        321,000   $   10,302,000
                                            ===============  ==============  =================  ===============

         December 31, 1998:
            FHLB debentures..............   $   5,622,000    $          --   $         14,000   $    5,608,000
            FNMA debentures..............       3,000,000               --              1,000        2,999,000
                                            ---------------  --------------  -----------------  ---------------
                                            $   8,622,000    $          --   $         15,000   $    8,607,000
                                            ===============  ==============  =================  ===============

       The remaining contractual maturities for investment securities held-to-maturity at December 31, 1999 are as follows:

                                                         CONTRACTUAL MATURITY
                                            -------------------------------------------------
                                                AFTER
                                             ONE THROUGH         AFTER
                                             FIVE YEARS         FIVE YEARS        TOTAL
                                            ---------------  --------------  ----------------
         December 31, 1999:
         FHLB debentures.................   $    4,500,000   $   1,123,000   $    5,623,000
         FNMA debentures.................        3,000,000       2,000,000        5,000,000
                                            ---------------  --------------  ----------------
                                            $    7,500,000   $   3,123,000   $   10,623,000
                                            ===============  ==============  ================

       At December 31, 1999 and 1998, the Company had accrued interest receivable on investment securities held-to-maturity of $172,000 and $78,000, respectively. During the years ended December 31, 1999 and 1998, the Company had no sales of investment securities.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

4.     MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

       At December 31, 1999 and 19998, all of the Company's mortgage-backed securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity.

       The following table provides a summary of mortgage-backed securities held to maturity with a comparison of carrying and fair values.

                                                                  GROSS           GROSS
                                                CARRYING        UNREALIZED      UNREALIZED          FAIR
                                                  VALUE            GAIN            LOSS             VALUE
                                             ----------------  -------------  ---------------  ----------------
          December 31, 1999
             FNMA.........................   $     8,147,000   $         --   $     164,000    $     7,983,000
             GNMA.........................         3,862,000             --         170,000          3,692,000
             FHLMC........................         1,201,000             --          24,000          1,177,000
                                             ----------------  -------------  ---------------  ----------------
                                             $    13,210,000   $         --   $     358,000    $    12,852,000
                                             ================  =============  ===============  ================

          December 31, 1998
             FNMA.........................   $     5,046,000   $      9,000   $          --    $     5,055,000
             GNMA.........................         4,939,000          3,000              --          4,942,000
             FHLMC........................         2,111,000             --          29,000          2,082,000
                                             ----------------  -------------  ---------------  ----------------
                                             $    12,096,000   $     12,000   $      29,000    $    12,079,000
                                             ================  =============  ===============  ================

       The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 1999 are as follows:

                                                            CONTRACTUAL MATURITY
                                               ------------------------------------------------
                                                 WITHIN ONE         AFTER
                                                    YEAR         FIVE YEARS          TOTAL
                                               --------------- ----------------  --------------
            December 31, 1999
            FNMA...........................    $          --   $     8,147,000   $   8,147,000
            GNMA...........................               --         3,862,000       3,862,000
            FHLMC..........................               --         1,201,000       1,201,000
                                               --------------- ----------------  --------------
                                               $          --   $    13,210,000   $  13,210,000
                                               =============== ================  ==============

       At December 31, 1999 and 1998, the Company had accrued interest receivable on mortgage-backed securities held-to-maturity of $81,000 and $75,000, respectively.

       During the years ended December 31, 1999 and 1998, the Company had no sales of mortgage-backed securities.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     LOANS RECEIVABLE, NET

       The following is a summary of loans receivable, net:


                                                                                     DECEMBER 31
                                                                                1999             1998
                                                                           ----------------  --------------
         Held for investment:
            Real estate:
              Residential:
                One to four units.......................................   $    39,552,000   $  47,810,000
                Five or more units......................................        67,381,000      41,162,000
              Non-residential...........................................        21,240,000      18,694,000
            Loans secured by deposit accounts...........................           877,000       1,114,000
            Other.......................................................           379,000         373,000
                                                                           ----------------  --------------
                                                                               129,429,000     109,153,000
            Plus:
              Premium on loans purchased................................            14,000         107,000
            Less:
              Loans in process..........................................           143,000         218,000
              Allowance for loan losses.................................         1,439,000       1,151,000
              Deferred loan fees, net...................................           807,000         774,000
              Unamortized discounts.....................................           183,000          62,000
                                                                           ----------------  --------------
         Loans receivable, net..........................................       126,871,000     107,055,000
                                                                           ================  ==============
         Loans receivable held for sale:
            Residential:
              One to four units........................................            162,000       2,495,000
              Five or more units........................................         2,296,000              --
                                                                           ----------------  --------------
         Loans receivable held for sale.................................   $     2,458,000   $   2,495,000
                                                                           ================  ==============
         Weighted average interest rate on total loans..................             7.81%           8.03%
                                                                           ================  ==============


       Activity in the allowance for loan losses is summarized as follows:

                                                                                1999             1998
                                                                           ----------------  --------------

         Balance at beginning of year...................................   $     1,151,000   $   1,054,000
         Provision for loan losses......................................           300,000         450,000
         Charge-offs, net of recoveries.................................           (12,000)       (353,000)
                                                                           ----------------  --------------
                    Balance at end of year..............................   $     1,439,000   $   1,151,000
                                                                           ================  ==============

       At December 31, 1999 and 1998, Broadway Federal had accrued interest receivable on loans of $760,000 and $713,000, respectively.

       Broadway Federal serviced loans for others totaling $18.1 million and $8.1 million at December 31, 1999 and 1998, respectively.

       At December 31, 1999 and 1998, Broadway Federal had loans to senior officers and directors amounting to $681,000 and $135,000, respectively. The terms of these loans are based upon the normal market for such loans.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following is a summary of Broadway Federal's non-accrual loans by loan type at December 31, 1999 and 1998:

                                                                                         DECEMBER 31

                                                                                    1999            1998
                                                                                --------------  --------------
         Residential real estate.............................................   $   1,280,000   $   1,090,000
         Other...............................................................         115,000              --
                                                                                --------------  --------------
                  Total non-accrual loans                                       $   1,395,000   $   1,090,000
                                                                                ==============  ==============

       The Bank had no restructured loans or accruing loans which are contractually past due 90 days or more or at December 31, 1999 and 1998.

       The gross amount of interest income that would have been recorded during the years ended December 31, 1999 and 1998, if non-accrual loans had been current in accordance with their original terms, was $110,000 and $80,000, respectively. For the years ended December 31, 1999 and 1998, $29,000 and $22,000, respectively, was actually received on non-accrual loans and is included in interest income on loans in the accompanying consolidated statements of earnings. Broadway Federal had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 1999 and 1998.

       At December 31, 1999 and 1998, the total recorded investment in impaired loans was approximately $1.2 million and $926,000, respectively. Of these amounts, $681,000 and $214,000 had a related impairment allowance totaling $308,000 and $148,000 at December 31, 1999 and 1998, respectively. Provisions for losses and any related recoveries related to impaired loans are recorded as part of the allowance for loan losses. During the years ended December 31, 1999 and 1998, Broadway Federal's average investment in impaired loans was unchanged at $1.2 million, and interest income recorded on impaired loans during these periods totaled $83,000 and $68,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 1999, all impaired loans were measured using the fair value of the collateral held. All impaired loans were collateralized by multi-family residential real estate at December 31, 1999 and 1998.

       Substantially all of Broadway Federal's real estate loans are secured by properties located in Southern California. At December 31, 1999 and 1998, approximately 85% and 83%, respectively, of the real estate portfolio consisted of loans secured by residential real estate. In addition, approximately 16% and 17% of the loan portfolio at December 31, 1999 and 1998, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 62% and 66% of nonresidential real estate loans at December 31, 1999 and 1998, respectively.

6.     REAL ESTATE ACQUIRED THROUGH FORECLOSURE, NET

       The following is a summary of real estate acquired through foreclosure, net:


                                                                                         DECEMBER 31
                                                                                    1999              1998
                                                                               ----------------  ---------------
         Real estate acquired through foreclosure:

            One to four residential units..................................    $       432,000   $           --
              Non-residential..............................................                 --           93,000
              Land.........................................................            265,000          265,000
                                                                               ----------------  ---------------
                                                                                       697,000          358,000
         Less: valuation allowance.........................................            182,000          136,000
                                                                               ----------------  ---------------
         Real estate acquired through foreclosure, net.....................    $       515,000   $      222,000
                                                                               ================  ===============

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 1999 and 1998, is summarized as follows:

                                                                 1999                1998
                                                           -----------------  -------------------
         Balance at beginning of year....................  $        136,000   $          127,000
         Provision for losses............................            60,000              167,000
         Charge-offs.....................................           (14,000)            (158,000)
                                                           -----------------  -------------------
                  Balance at end of year.................  $        182,000   $          136,000
                                                           =================  ===================

       Real estate operations, net, are summarized as follows:

                                                                 1999                1998
                                                           -----------------  --------------------
         Net loss from operations of foreclosed
            real estate..................................  $        (30,000)  $           (43,000)
         Net gain on sales of foreclosed real estate.....            13,000                28,000
                                                           -----------------  --------------------
                                                                    (17,000)              (15,000)
         Provision for losses............................           (60,000)             (167,000)
                                                           -----------------  --------------------
         Real estate operations, net.....................  $        (77,000)  $          (182,000)
                                                           =================  ====================

7.     INVESTMENT IN CAPITAL STOCK OF THE FHLB

       As a member of the Federal Home Loan Bank (FHLB) System, Broadway Federal is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. Broadway Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 and 1998, of $1,229,000 and $987,000, respectively.

8.     OFFICE PROPERTIES AND EQUIPMENT, NET

       Office properties and equipment consist of the following:

                                                                        DECEMBER 31
                                                            -------------------------------------
                                                                   1999                1998
                                                            -------------------   ---------------
         Land...........................................    $        1,918,000    $    1,918,000
         Office buildings and improvements..............             3,865,000         2,816,000
         Furniture, fixtures and equipment..............             1,531,000         1,687,000
                                                            -------------------   ---------------
                                                                     7,314,000         6,421,000
         Less accumulated depreciation..................              (782,000)       (1,061,000)
                                                            -------------------   ---------------
         Office properties and equipment, net...........    $        6,533,000    $    5,360,000
                                                            ===================   ===============

9.       DEPOSITS

       A summary of deposits by type of account and interest rate is as follows:

                                                                     DECEMBER 31
                                                           1999                         1998
                                               -----------------------------  --------------------------
                                                  RATE*          AMOUNT         RATE*        AMOUNT
                                               -------------  --------------------------- --------------
         Balance by account type:
         NOW account and other
            demand deposits................           0.60%   $  16,922,000        0.53%  $  16,262,000
            Money market deposits..........            2.00       5,212,000         2.11      5,140,000
            Passbook.......................            1.26      29,250,000         1.50     28,554,000

            Fixed index time deposits                  4.94      52,726,000         5.07     48,691,000
            Negotiable time deposits.......            4.56      29,874,000         4.79     27,351,000
                                                              --------------              -----------------
                                                              $ 133,984,000               $ 125,998,000
                                                              ==============              =================

                                      F-15

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

*Weighted average interest rate.

        The aggregate amount of time deposits equal to or exceeding $100,000 totaled $35,997,000 and $29,007,000 at December 31, 1999 and 1998, respectively.

        The weighted average interest rate on total deposits was 3.38% and 3.61% for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the weighted average interest rate on total deposits was 3.39% and 3.49%, respectively.

        Deposit account maturities at December 31, 1999, are summarized as follows:

                      MATURITY                               AMOUNT
           -------------------------------------    ---------------------

           No stated maturity...................    $          54,707,000
           2000.................................               62,869,000
           2001.................................                6,609,000
           2002.................................                1,739,000
           2003.................................                5,640,000
           Thereafter...........................                2,420,000
                                                    ----------------------
                                                    $         133,984,000
                                                    ======================

10.     ADVANCES FROM THE FEDERAL HOME LOAN BANK

        There were $16.9 million and $4.5 million in borrowings outstanding with the FHLB as of December 31, 1999 and 1998, respectively. The outstanding borrowings at December 31, 1999 and 1998 had weighted average interest rates of 5.60% and 5.05%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $28.5 million and $15.0 million as of December 31, 1999 and 1998, respectively, and by mortgage-backed securities totaling $3.6 million and $-0- as of December 31, 1999 and 1998, respectively. As of December 31, 1999, available borrowing capacity with the FHLB approximates $27.5 million and $13.0 million as of December 31, 1999 and 1998, respectively. As of December 31, 1999 $12.0 million in fixed-rate advances and $3.6 million in variable-rate advances, had contractual maturities of less than one year, and $1.3 million had contractual maturities of one to three years.

11.     INCOME TAXES

        The following is a summary of the provision for income tax expense:

                                               1999               1998
                                          ---------------   ----------------
     Current taxes:
        Federal income.................   $     407,000     $        87,000
        State franchise................           3,000               2,000
                                          ---------------   ----------------
                                                410,000              89,000
                                          ---------------   ----------------
     Deferred taxes:
        Federal income.................        (185,000)             44,000
        State franchise                          18,000               9,000
                                          ---------------   ----------------
                                               (167,000)             53,000
                                          ---------------   ----------------
                                          $     243,000    $        142,000
                                          ===============   ================

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

                                                                    1999             1998
                                                              ---------------  ----------------

         Computed "expected" federal taxes.................   $      204,000   $       119,000
         Increases to taxes resulting from:
            California franchise tax , net of federal.....            14,000             8,000
              income tax...................................
            Other..........................................           25,000            15,000
                                                              ---------------  ----------------
                                                               $      243,000   $       142,000
                                                              ===============  ================

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

        Retained earnings at December 31, 1999 and 1998, is substantially restricted for tax purposes and includes a $3,013,000 tax bad debt reserve in all periods, for which no provision for federal income tax has been made. If, in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

                                                                                       1999                1998
                                                                                -------------------   ---------------
        Deferred tax assets:
           Loan valuation allowances deferred for tax......................     $         573,000     $      396,000
           Allowance for loss..............................................                38,000             60,000
           REO.............................................................                    --              1,000
           Other...........................................................                60,000             82,000
                                                                                -------------------   ---------------
        Net deferred tax assets............................................               671,000            539,000
                                                                                -------------------   ---------------

        Deferred tax liabilities:
           Basis difference on fixed assets................................              (382,000)          (411,000)
           Deferred loan fees..............................................              (299,000)          (297,000)
           FHLB stock dividend.............................................              (330,000)          (322,000)
           Other...........................................................              (265,000)          (281,000)
                                                                                -------------------   ---------------
        Total gross deferred tax liabilities...............................            (1,276,000)        (1,311,000)
                                                                                -------------------   ---------------
        Net deferred tax liability.........................................     $        (605,000)    $     (772,000)
                                                                                ===================   ===============

        Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities, which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of its gross deferred tax assets, management believes that it is more likely than not that Broadway Federal will realize the tax benefit related to these assets.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EMPLOYEE BENEFIT PLANS

     STOCK INCENTIVE PLANS

     BROADWAY FEDERAL 401(k) PLAN

     Broadway Federal has established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21-years of age and have been employed for at least six months prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their pretax annual salary with the Company matching up to 100 percent of the employee's contribution, not to exceed three percent of that employee's base salary. In 1999 and 1998, Broadway Federal's contribution amounted to $32,000 and $41,900, respectively.

     RECOGNITION AND RETENTION PLAN (RRP)

     Broadway Federal adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with Broadway Federal. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and are accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or Broadway Federal. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or Broadway Federal, that person's non-vested awards are forfeited. The expense related to the RRP for the fiscal years ended December 31, 1999 and 1998 was immaterial.

     PERFORMANCE EQUITY PROGRAM (PEP)

     Broadway Federal adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote Broadway Federal's growth and profitability in the future. Under the PEP, in the event that before reaching normal retirement an officer or employee terminates service with the Company or Broadway Federal, that person's non-vested awards are forfeited. The PEP provides for "Base Grants", "Performance Grants" and "High Performance Grants." Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. The expense related to the PEP for the fiscal years ended December 31, 1999 and 1998 was immaterial.

     The table below reflects the RRP and PEP activity for the periods indicated:


                                                                         STOCK PROGRAMS
                                             ----------------------------------------------------------------------
                                                       PEP                      RRP                   TOTAL
                                             ---------------------    ------------------      ---------------------
                                               Shares     Price*        Shares    Price*        Shares   Price
                                             ---------------------    ------------------      ---------------------
         Outstanding at January 1, 1999....        6,501   $    11         4,872 $    11        11,373  $        11
         Granted...........................           --        --            --      --            --           --
         Exercised.........................           --        --            --      --            --
         Forfeited.........................         (929)       11            --      --          (929)          --
                                             -----------   -------      -------- -------        ------  -----------
         Outstanding at December 31, 1999          5,572   $    11         4,872 $    11        10,444  $        11

         Outstanding at January 1, 1998....       15,998   $    11         4,872 $    11        20,870  $        11
         Granted...........................           --        --            --      --            --           --
         Exercised.........................           --        --            --      --            --           --
         Forfeited.........................       (9,947)       11            --      --        (9,947)          11
                                             -----------   -------      -------- -------        ------  -----------
         Outstanding at December 31, 1998          6,501   $    11         4,872 $    11        11,373  $        11
                                             ===========   =======      ======== =======        ======  ===========

*At date of grant.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     EMPLOYEE STOCK OWNERSHIP PLAN

     An Employee Stock Ownership Plan (ESOP) was established for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with an original $625,000 note from the Company. The ESOP purchased 62,488 shares of the common stock of Broadway Financial Corporation issued in the Conversion. The loan will be repaid principally from the Broadway Federal's discretionary contributions to the ESOP, net of dividends paid, over a period of 10 years. At December 31, 1999 and 1998, the outstanding balance of the loan was $375,000 and $437,000, respectively, which is shown as Unearned ESOP shares in the equity section of the balance sheets.

     Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the Plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant's completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of Broadway Federal or the Company, will not receive any benefit if such termination is prior to the participant's completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of Broadway Federal or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Broadway Federal's contributions related to the ESOP totaled $94,000 and $103,000 for the years ended December 31, 1999 and 1998, respectively, which is net of dividends of approximately $9,000 and $13,000, respectively.

     During the year ended December 31, 1999 and 1998, 32,382 and 24,978 shares, respectively, were allocated, leaving an unallocated balance of 35,211 and 42,615 shares at December 31, 1999 and 1998, respectively, after giving effect to an 8% stock dividend received from the Company in 1998. The fair value of unallocated ESOP shares totaled $169,000 and $296,000 at December 31, 1999 and 1998, respectively.

     STOCK OPTION PLANS

     In 1996, the stockholders of the Company ratified two stock option plans, the Company's Long-Term Incentive Plan (the "LTIP") and the 1996 Stock Option Plan for Outside Directors (the "Stock Option Plan" and together with the LTIP, the "Stock Option Plans"). During 1997, the effective date of the Stock Option Plan was changed from December 1, 1995 to August 1, 1997.

     The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company's common stock at a fixed price and are exercisable for up to 10 years from the date of grant. Such options will become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. An aggregate of 62,488 options are available for issuance under the plan. On September 17, 1997, options to purchase 43,909 shares at $11.00 per share were granted which was the fair market value at the date of grant. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 7.71 years. As of December 31, 1999 and 1998, 15,378 and 8,781, respectively, of these options are exercisable at a weighted average exercise price of $11.00 per share.

     The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and Broadway Federal by providing Outside Directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to 10 years from the date of grant. An aggregate of 26,781 options are available for issuance under the plan. On September 17, 1997, options to

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


purchase 17,264 shares at $11.00 per share were granted which was the fair market value at the date of grant. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 7.71 years. As of December 31, 1999 and 1998, 6,905 and 3,453, respectively, of these options are exercisable at a weighted average exercise price of $11.00 per share. As of December 31, 1999 none had been exercised.

       The table below reflects activity on the stock option plans for the periods indicated:


                                                                         STOCK OPTION PLANS
                                            ----------------------------------------------- ------------------------------
                                                      LTIP                 STOCK OPTION PLAN               TOTAL
                                            -------------------------  --------------------------  -----------------------
                                                          EXERCISE                    EXERCISE
                                              SHARES        PRICE       SHARES         PRICE         SHARES       PRICE
                                            -----------  ------------  ----------   -------------  -----------  ----------
       Outstanding at January 1, 1999...        43,909   $      11        17,264    $         11       61,173   $     11
       Granted..........................            --          --            --              --           --         --
       Exercised........................            --          --            --              --           --         --
       Expired or canceled                      (5,463)         11            --              11       (5,463)        11
                                            -----------  ------------  ----------   -------------  -----------  ----------
       Outstanding at
          December 31, 1999.............        38,446   $      11        17,264    $         11       55,710   $     11
                                            ===========  ============  ==========   =============  ===========  ==========

       Outstanding at January 1, 1998...        43,909   $      11        17,264    $         11       61,173   $     11
       Granted..........................            --          --            --              --           --         --
       Exercised........................            --          --            --              --           --         --
       Expired or canceled..............            --          --            --              --           --         --
                                            -----------  ------------  ----------   -------------  -----------  ----------
       Outstanding at                           43,909   $      11        17,264    $         11       61,173   $     11
          December 31, 1998..............    ===========  ============  ==========   =============  ===========  ==========

     The Black-Scholes Option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net earnings and net earnings per diluted share for 1999 and 1998 would have been as follows:

                                                                                       1999         1998
                                                                                    ------------ ------------
                        Proforma net earnings....................................   $   312,000  $  184,000
                        Proforma diluted earnings per share......................          0.33        0.16

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     The Company, through Broadway Federal, has operating leases on certain premises and equipment on a long-term basis. Some of these leases require that Broadway Federal pay property taxes and insurance. Lease expense was approximately $165,000 in 1999 and $160,000 in 1998. Annual minimum lease commitments attributable to long-term leases at December 31, 1999, are as follows:

                                                         PREMISES           EQUIPMENT         TOTAL
                                                     -------------------------------------------------------
                  Year ending December 31:
                       2000                                     42,000            71,000        113,000
                       2001                                     42,000            61,000        103,000
                       2002                                     42,000            61,000        103,000
                       2003                                     42,000            42,000         84,000
                       2004                                     42,000                --         42,000
                  Thereafter through 2012                      293,000                --        293,000
                                                     -------------------------------------------------------
                                                     $         503,000   $       235,000       $738,000
                                                     =======================================================

     Broadway Federal had commitments to originate loans of approximately $3.6 million and $2.4 million, respectively, at December 31, 1999 and 1998. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Broadway Federal had commitments to sell $161,000 in loans and no commitment to purchase loans at December 31, 1999. Broadway Federal had no commitments to sell or purchase loans at December 31, 1998.

     CONTINGENT LIABILITIES

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

14.  REGULATORY CAPITAL

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder (Capital Regulations) established three capital requirements - a "leveraged limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Broadway Federal. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Broadway Federal's financial statements. At December 31, 1999 and 1998, Broadway Federal was in compliance with such capital requirements.

     The leverage limit adopted by the OTS Director under the Capital Regulations requires a savings institution to maintain "core capital" of not less than 4% of adjusted total assets, which is the minimum amount required by FIRREA. "Core capital" generally includes common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries.

     The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets, which is the minimum amount required by FIRREA. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure;
(ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1999 and 1998, Broadway Federal's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

     The table below presents Broadway Federal's capital ratios as compared to the requirements under FDICIA at December 31, 1999 and 1998:

                                                                                                MINIMUM
                                                                      MINIMUM                    AMOUNT
                                                                FOR CAPITAL ADEQUACY      REQUIRED TO BE WELL
                                            ACTUAL                    PURPOSES                CAPITALIZED
                                    ------------------------  ---------------------------------------------------
     (DOLLARS IN THOUSANDS)           AMOUNT       RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                    -----------  -----------  -----------  ------------ -----------  ------------
December 31, 1999:
   Leverage/Tangible Ratio.......   $   11,693   7.09%        $6,600       4.0%         $8,251       5.0%
   Tier I Risk-based ratio.......   $   11,693   9.39%        $4,979       4.0%         $7,468       6.0%
   Total Risk-based ratio........   $   12,544   10.08%       $9,957       8.0%         $12,447      10.0%

December 31, 1998:
   Leverage/Tangible Ratio.......   $   11,208   7.62%        $5,817       4.0%         $7,271       5.0%
   Tier I Risk-based ratio.......   $   11,208   13.08%       $3,427       4.0%         $5,141       6.0%
   Total Risk-based ratio........   $   11,904   13.90%       $6,855       8.0%         $8,568       10.0%

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The table below presents Broadway Federal's capital ratios as compared to the requirements % under FIRREA at December 31, 1999 and 1998:

                                           TANGIBLE CAPITAL         CORE CAPITAL           RISK-BASED CAPITAL
                                         --------------------- ------------------------  ------------------------
           (DOLLARS IN THOUSANDS)         AMOUNT      RATIO      AMOUNT       RATIO       AMOUNT        RATIO
                                         ---------- ---------- -----------  -----------  ----------  ------------
         December 31, 1999:
         Actual....................      $  11,693       7.09% $   11,693         7.09%  $  12,544         10.09%
         Required..................          2,475       1.50%      6,600         4.00%      9,957          8.00%
                                         ---------- ---------- -----------  -----------  ----------  ------------
         Excess....................      $   9,218       5.59% $    5,093         3.09%  $   2,587          2.08%
                                         ========== ========== ===========  ===========  ==========  ============


         December 31, 1998:
         Actual....................      $  11,208       7.62% $   11,208         7.62%  $  11,904         13.90%
         Required..................          2,167       1.50%      4,334         3.00%      6,855          8.00%
                                         ---------- ---------- -----------  -----------  ----------  ------------
         Excess....................      $   9,041       6.12% $    6,874         4.62%  $   5,049          5.90%
                                         ========== ========== ===========  ===========  ==========  ============

15.    FAIR VALUES OF FINANCIAL INSTRUMENTS

     Pursuant to applicable accounting standards, the Company has included the following information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

     Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

     The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments.

     The fair value of non-performing loans is based on discounting cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximates the rates offered as of the reporting date.

     The fair values of borrowings were estimated using current market rates of interest for similar borrowings.

     The fair values of off-balance-sheet commitments to extend credit are based on rates for similar transactions as of the reporting date. These fair values are not material.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998.

                         DECEMBER 31, 1999                CARRYING VALUE              FAIR VALUE
                                                        --------------------     ----------------------
              Assets:
              Cash and cash equivalents..............   $         3,135,000      $           3,135,000
              Investment securities..................            10,623,000                 10,302,000
              Mortgage-backed securities.............            13,210,000                 12,852,000
              Loans receivable.......................           126,871,000                123,956,000
              Loans receivable held for sale.........             2,458,000                  2,458,000
              Federal Home Loan Bank stock...........             1,229,000                  1,229,000
              Liabilities:
              Deposits...............................           133,984,000                134,220,000
              Federal Home Loan Bank advances........            16,900,000                 16,900,000


                         DECEMBER 31, 1998                CARRYING VALUE              FAIR VALUE
                                                        --------------------     ----------------------
              Assets:
              Cash and cash equivalents..............   $         7,205,000      $           7,205,000
              Investment securities..................             8,622,000                  8,607,000
              Mortgage-backed securities.............            12,096,000                 12,079,000
              Loans receivable.......................           107,055,000                115,407,000
              Loans receivable held for sale.........             2,495,000                  2,495,000
              Federal Home Loan Bank stock...........               987,000                    987,000
              Liabilities:
              Deposits...............................           125,998,000                122,994,000
              Federal Home Loan Bank advances........             4,500,000                  4,467,000

16.  EARNINGS PER SHARE

     For the years ended December 31, 1999 and 1998, basic earnings per share are computed based on earnings and the weighted average number of shares for each respective year.

              BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company's stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS at December 31, 1999 and 1998. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding. The following table sets forth the computation of basic and diluted earnings per share.

                                                                    YEAR ENDED DECEMBER 31
                                       ----------------------------------------------------------------------------------
                                                         1999                                     1998
                                       ----------------------------------------  ----------------------------------------
                                          INCOME         SHARES      PER-SHARE      INCOME        SHARES      PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                       ------------  -------------   ----------  -----------   -------------  ----------
Net earnings ......................    $   358,000              --          --   $   209,000             --          --
Less: Preferred stock dividends....        (28,000)             --          --       (28,000)            --          --
EARNINGS PER COMMON
   SHARE-BASIC
Income available to common             $   330,000         932,494   $    0.35   $   181,000        932,494   $    0.19
   Stockholders....................
Effect of dilutive securities
Stock Programs.....................             --              --          --            --             --          --
Stock Option Programs..............             --              --          --            --             --          --
EARNINGS PER COMMON
   SHARE-DILUTED
Income available to common             $   330,000         932,494   $    0.35   $   181,000        932,494   $    0.19
stockholders plus assumed
Conversions........................


17.    UNAUDITED QUARTERLY FINANCIAL DATA

                                               FIRST           SECOND          THIRD           FOURTH
                                              QUARTER         QUARTER         QUARTER         QUARTER          YEAR
                                           ---------------  -------------  --------------- --------------- -------------
                  1999
Interest income.........................   $        2,642   $      2,746   $        2,974  $       2,998   $    11,360
Interest expense........................            1,140          1,197            1,339          1,340         5,016
Net interest income.....................            1,502          1,549            1,635          1,658         6,344
Provision for loan losses...............               75             75               75             75           300
Income before taxes.....................              148           (112)             542             23           601
Net earnings (loss).....................               87            (65)             320             16           358
Basic earnings (loss) per share ........              .09           (.08)             .34            .00           .35
Diluted earnings (loss) per share (1)...              .09           (.08)             .33            .01           .35

Market range:
High bid................................             8.75           7.00             7.63           7.00          8.75
Low bid.................................             6.50           6.00             5.13            4.63         4.63

              BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                         FIRST          SECOND            THIRD            FOURTH
               1998                     QUARTER         QUARTER          QUARTER          QUARTER          YEAR
                                     --------------- --------------   ---------------  ---------------  ------------
Interest income....................  $        2,327  $       2,511    $        2,252   $        2,595   $     9,685
Interest expense...................           1,045          1,093             1,088            1,158         4,384
Net interest income................           1,282          1,418             1,164            1,437         5,301
Provision for loan losses..........              75             75               225               75           450
Income before taxes................             250            143              (228)             186           351
Net earnings.......................             145             84              (134)              16           209
Earnings per share of common
 stock (1).........................             .16            .09              (.16)             .01           .19
Earnings per share -
assuming diluted (1)...............             .16            .09              (.16)             .01           .19

Market range:
High bid...........................           13.75          13.00             11.87             8.75         13.75
Low bid............................           12.50          10.87              8.25             6.75          6.75

(1) The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For diluted earnings per share, the weighted average shares of common stock are adjusted for the contingently issuable shares that are dilutive under the Company's stock-based compensation plans.


18.    PARENT COMPANY FINANCIAL INFORMATION

       This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company's principal business is serving as a holding company for Broadway Federal and BankSmart, Inc. The parent company's primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception there have been no dividends paid to the parent company by Broadway Federal Bank or Banksmart, Inc.

                BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF FINANCIAL CONDITION

                                                                                    DECEMBER 31
                                                                              1999              1998
                                                                         ----------------  -------------------
                                                                                    (IN THOUSANDS)
          Assets
          Cash........................................................   $           848    $        1,226
          Investment securities held-to-maturity......................             1,000             1,000
          Accrued interest............................................                21                22
          Investment in subsidiaries..................................            11,752            11,208
          Other assets................................................               237               152
                                                                         -------------------------------------
                                                                         $        13,858   $        13,608
                                                                         =====================================

          Liabilities and stockholders' equity
          Other liabilities...........................................   $            57   $            55
          Stockholders' equity .......................................            13,801            13,553
                                                                         -------------------------------------
                                                                         $        13,858   $        13,608
                                                                         =====================================

STATEMENTS OF EARNINGS

                                                                              YEAR ENDED DECEMBER 31
                                                                         ----------------------------------
                                                                              1999              1998
                                                                         ----------------  ----------------
                                                                                  (IN THOUSANDS)

          Interest income.............................................   $            71   $            84
          Other income................................................                --                 2
          Other expense...............................................               218               258
          Income tax benefit..........................................               (62)              (73)
                                                                         ----------------------------------
          Loss before equity in undistributed earnings of subsidiaries               (85)              (99)
          Equity in undistributed earnings of subsidiaries............               443               308
                                                                         ----------------------------------
          Net earnings ...............................................   $           358   $           209
                                                                         ==================================

STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31
                                                                                  1999                1998
                                                                               ---------------------------------
                                                                                        (IN THOUSANDS)
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings ......................................................    $          358   $          209
         Adjustments to reconcile net earnings to cash used in operating activities:
            Equity in undistributed earnings of subsidiaries................              (443)            (308)
            Increase in other assets........................................               (85)            (148)
            Increase in other liabilities...................................                 2               38
                                                                                ---------------  ---------------
         Total adjustments..................................................              (526)            (418)
                                                                                ---------------  ---------------
         Net cash used in operating activities..............................              (168)            (209)
                                                                                ---------------  ---------------
         CASH FLOWS FROM INVESTING ACTIVITIES
            Investment in Banksmart, Inc....................................              (100)              --
                                                                                ---------------  ---------------
              Net cash used in investing activities.........................              (100)              --
                                                                                ---------------  ---------------
         CASH FLOWS FROM FINANCING ACTIVITIES
         ESOP payments......................................................               103              113
         Dividends paid.....................................................              (213)            (208)
                                                                                ---------------  ---------------
         Net cash used in financing activities..............................              (110)             (95)
                                                                                ---------------  ---------------
         Net decrease in cash and cash equivalents..........................              (378)            (304)
         Cash and cash equivalents, beginning of year.......................             1,226            1,530
                                                                                ---------------  ---------------
         Cash and cash equivalents, end of year.............................    $          848   $        1,226
                                                                                ===============  ===============