Form 10QSB
period 2000-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2000-05-15
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 926,627 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of April 28, 2000.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX

PART I  -- FINANCIAL INFORMATION

           Item 1.   Financial Statements                                  Page

                    Consolidated Balance Sheets (unaudited)
                    as of March 31, 2000 and December 31, 1999                3

                    Consolidated Statements of Earnings
                    (unaudited) for the three months ended
                    March 31, 2000 and March 31, 1999                         4

                    Consolidated Statements of Cash Flows
                    (unaudited) for the three months ended
                    March 31, 2000 and March 31, 1999                         5

                    Notes to Consolidated Financial

                    Statements                                                7

           Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8

PART II -- OTHER INFORMATION                                                 13

           SIGNATURES                                                        13

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2000            1999
                                                                                    ----------      ------------
ASSETS:

Cash                                                                                $    2,214      $  3,135
Investment securities held to maturity                                                  10,623        10,623
Mortgage-backed securities held to maturity                                             12,459        13,210
Loans receivable, net                                                                  126,191       126,871
Loans receivable held for sale, at lower of cost or fair value                           4,060         2,458
Accrued interest receivable                                                              1,053         1,013
Real estate acquired through foreclosure, net                                              538           515
Investments in capital stock of Federal Home Loan Bank, at cost                          1,246         1,229
Office properties and equipment, net                                                     6,459         6,533
Other assets                                                                               737           717
                                                                                     ---------       --------
Total assets                                                                        $  165,580      $166,304
                                                                                     =========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                                            $  135,607      $133,984
Advances from Federal Home Loan Bank                                                    14,600        16,900
Advance payments by borrowers for taxes and insurance                                       56           192
Deferred income taxes                                                                      605           605
Other liabilities                                                                          772           822
                                                                                     ---------       --------
Total liabilities                                                                      151,640       152,503
Stockholders' Equity:
    Preferred  nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199
        shares at  March 31, 2000 and December 31, 1999                                      1             1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and
        outstanding  932,494 shares at March 31, 2000 and December 31, 1999                 10            10
   Additional paid-in capital                                                            9,684         9,674
   Retained earnings-substantially restricted                                            4,922         4,809
   Treasury stock-29,241 shares at cost                                                  (318)         (318)
   Unearned Employee Stock Ownership Plan shares                                         (359)         (375)
                                                                                     ---------       --------
Total stockholders' equity                                                              13,940        13,801
                                                                                     ---------       --------

Total liabilities and stockholders' equity                                          $  165,580      $166,304
                                                                                     =========       ========





                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ------------------------
                                                                                        2000           1999
                                                                                     ---------       --------
Interest on loans receivable                                                         $   2,686       $  2,255
Interest on investment securities held-to-maturity                                         165            168
Interest on mortgage-backed securities held-to-maturity                                    199            204
Other interest income                                                                       17             15
                                                                                     ---------       --------
Total interest income                                                                    3,067          2,642

Interest on deposits                                                                     1,146          1,083
Interest on borrowings                                                                     244             57
                                                                                     ---------       --------

Total interest expense                                                                   1,390          1,140
                                                                                     ---------       --------

Net interest income before provision for loan losses                                     1,677          1,502


Provision for loan losses                                                                   90             75
                                                                                     ---------       --------
Net interest income after provision for loan losses                                      1,587          1,427

Noninterest income:
       Service charges                                                                     124            119
       Loss on sale of loans receivable held for sale                                       (6)            --
       Other                                                                                18             12
                                                                                     ---------       --------
Total noninterest income                                                                   136            131
                                                                                     ---------       --------
Noninterest expense:
       Compensation and benefits                                                           668            777
       Occupancy expense, net                                                              290            257
       Advertising and promotional expense                                                  33             46
       Professional services                                                                86             77
       Real estate operations, net                                                          12             11
       Contracted security services                                                         38             38
       Telephone and postage                                                                45             39
       Stationary, printing and supplies                                                    28             30
       Other                                                                               242            135
                                                                                     ---------       --------
Total noninterest expense                                                                1,442          1,410
                                                                                     ---------       --------
Earnings before income taxes                                                               281            148

Income taxes                                                                               114             61
                                                                                     ---------       --------
Net earnings                                                                         $     167       $     87
                                                                                     =========       ========

Earnings applicable to common shareholder:
       Net earnings                                                                        167             87
       Dividends paid on preferred stock                                                    (7)            (7)
                                                                                     ---------       --------
                                                                                     $     160       $     80
                                                                                     =========       ========


Earnings per share-basic                                                                 $0.17          $0.09
Earnings per share-diluted                                                                0.17           0.09
Dividend declared per share-common stock                                                  0.05           0.05


                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                          2000         1999
                                                       -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                              $167          $87

Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation                                              88           81
  Amortization of premium on loans purchased                 1           37
  Amortization of net deferred loan
    origination fees                                        (1)         (17)
  Amortization of discounts and premium
    on securities                                           32           25
  Amortization of deferred compensation                     26           27
  Loss on sale of real estate acquired
    through foreclosure                                      4            -
  Loss on sale of loans receivable held for sale             6            6
  Provision for loan losses                                 90           75
  Provision for write-downs and losses on real estate
    acquired through foreclosure                             -            6
  Lower of cost or fair value adjustment on loans
    receivable held for sale                                96            -
  Loans originated for sale, net of refinances          (3,444)      (1,394)
  Proceeds from sale of loans receivable
    held for sale                                        1,740         1,195
  Changes in operating assets and liabilities:
    Accrued interest receivable                            (40)          (51)
    Other assets                                           (20)           35
    Other liabilities                                      (62)           80
                                                       ----------    ---------

Total adjustments                                       (1,484)          105
                                                       ----------    ---------
Net cash provided by (used in) operating activities    (1,317)          192
                                                       ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                     (2,828)       (9,176)
Principal repayment on loans                             3,311         7,520
Purchases of investment securities
  held-to-maturity                                           -        (3,500)
Purchases of mortgage-backed securities
  held-to-maturity                                           0        (4,595)
Proceeds from maturities of investment
  securities held-to-maturity                                -         1,500
Proceeds from maturities of
  mortgage-backed securities held-to-maturity              719           857
Purchase of Federal Home Loan stock                        (17)          (13)
Capital expenditures for office properties
  and equipment                                            (14)         (431)
Proceeds from sale of real estate acquired
  through foreclosure                                       92             -
                                                       ----------    ---------
Net cash provided by (used in)
  investing activities                                   1,263        (7,838)
                                                       ----------    ---------




                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                         Three months ended
                                                              March 31,
                                                          2000         1999
                                                       -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                 1,623         1,656
Increase (decrease) in advances from
  Federal Home Loan Bank                                (2,300)        1,500
Dividends paid                                             (54)          (53)
Decrease in advances by borrowers
  for taxes and insurance                                 (136)         (155)
                                                       -----------   ---------
Net cash provided by (used in) financing
  activities                                              (867)         2,948
                                                       -----------   ---------
Net decrease in cash and cash equivalents                 (921)        (4,698)

Cash and cash equivalents at beginning
  of period                                              3,135          7,205
                                                       -----------   ---------
Cash and cash equivalents at end of period              $2,214         $2,507
                                                       ===========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                  $1,421         $1,100
Cash paid for income taxes                                  25             10
                                                       ===========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Transfers of real estate acquired through foreclosure
from loans receivable                                      107            102




                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the results of its operations, and its cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1999 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management does not believe that the implementation of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Broadway Financial Corporation (the "Company") is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (Broadway Federal). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At March 31, 2000, Broadway Federal operated five retail banking offices, including a loan center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company's management considers its operations to be segregated into two operating segments - (i) banking, through Broadway Federal and (ii) retail services, through its newly established subsidiary, BankSmart, Inc. ("BankSmart"). BankSmart currently includes a postal and copy center. In August 1999, BankSmart opened its first center inside Broadway Federal's Exposition Park branch. As of March 31, 2000, the operations of BankSmart are insignificant to the operations of the Company and as such, do not constitute a separately reportable segment, under applicable accounting standards.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

GENERAL

The Company recorded net earnings of $167,000, or $0.17 per diluted share for the three months ended March 31, 2000, as compared to net earnings of $87,000, or $0.09 per diluted share for the three months ended March 31, 1999. The increase in first quarter net earnings from 1999 to 2000 resulted primarily from higher net interest income, offset by small increases in the provision for loan losses and noninterest expense.

INTEREST INCOME

Interest income increased by $425,000 during the three months ended March 31, 2000 as compared to the same period in 1999. This increase was primarily the result of an increase in average assets of $20.0 million, to $167.5 million for the three months ended March 31, 2000 from $147.5 million for the same period in 1999. The increase in average assets during the three months ended March 31, 2000 was funded by an increase in savings deposits and advances from the Federal Home Loan Bank. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio and its investment in mortgage-backed securities.

INTEREST EXPENSE

Interest expense increased by $250,000 during the three months ended March 31, 2000 as compared to the same period in 1999. The increase was due to a $63,000 increase in interest on deposits and a $187,000 increase in interest on borrowings. The increase in interest on deposits was due to an increase in average deposits of $7.3 million, to $134.8 million for the three months ended March 31, 2000 from $127.5 million during the same period in 1999. Average borrowings also increased by $12.2 million for the three months ended March 31, 2000 as compared to the same period in 1999. The impact of the increase in interest on deposits was mitigated by the current interest rate environment as the average cost of deposits decreased 5-basis points, from 3.46% for the three months ended March 31, 1999 to 3.41% for the three months ended March 31, 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $15,000 from $75,000 at March 31, 1999 to $90,000 at March 31, 2000.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $325,000, from $1.7 million at March 31, 1999 to $1.4 million at March 31, 2000. The decrease resulted from a decrease in non-accrual loans of $545,000 and an increase in REO of $220,000. As a percentage of total assets, non-performing assets were 0.83% at March 31, 2000, compared to 1.14% and 1.15% at March 31, 1999 and December 31, 1999, respectively. Since December 1999, non-accrual loans decreased by $565,000, to $831,000, and REO has increased by $23,000, to $538,000. Non-accrual loans at March 31, 2000 included five loans totaling $182,000 secured by one- to four-unit properties, three loans totaling $407,000 secured by multi-family properties. and two loans totaling $242,000 secured by commercial real estate REO at March 31, 2000 included two single family properties totaling $337,000, one multifamily property totaling $119,000 and one parcel of land having a net balance of $82,000.

As of March 31, 2000 the Company's allowance for loan losses totaled $1.4 million, representing a $60,000 decrease from the balance at December 31, 1999. The allowance for loan losses represents 1.04% of total loans at March 31, 2000 compared to 1.09% at December 31, 1999. The allowance for loan losses was 166.00% of non-accrual loans at March 31, 2000, compared to 103.14% at December 31, 1999. Loan charge-offs for the three months ended March 31, 2000 totaled $149,000, consisting of a $132,000 charge-off on a multi-family loan secured by a 15-unit property and a $17,000 charge-off on a loan secured by a one-to four-unit property, both of which were sold at foreclosure during the quarter. Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of March 31, 2000, but there can be no assurance that such losses will not exceed the estimated amounts.

In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase the allowance for loan losses based on their judgements of the information available at the time of the examination.

NONINTEREST EXPENSE

Noninterest expense increased by $32,000 during the three-month period ended March 31, 2000 as compared to the same period in 1999. The increase in noninterest expense was due primarily to increases in occupancy expense and other expense offset primarily by decreases in compensation and benefits. Occupancy expense increased by $33,000 for the three-month period ended March 31, 2000 as compared to the same period in 1999. The increase was primarily attributed to increase in depreciation expense caused by the addition of the Exposition Park savings branch and equipment rental expenses for BankSmart. Other noninterest expense increased by $107,000 for the three-month period ended March 31, 2000 as compared to the same period during 1999. The increase was primarily caused by a $96,000 unrealized loss on loans held for sale recorded for the three-month period ended March 31, 2000 and penalties and interest paid to the Internal Revenue Service on late remittance of back-up withholding. The unrealized loss was due to fluctuations in market interest rates, resulting in a diminution in the value of such assets. Compensation and benefits decreased by $109,000 for the three-month period ended March 31, 2000 as compared to the same period in 1999. The decreases primarily resulted from the following factors: 1) lower accrual of vested stock grants and bonus, 2) lower employee's compensation expense.

INCOME TAXES

The Company's effective tax rate was approximately 41% for both the three months ended March 31, 2000 and March 31, 1999. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

Total assets at March 31, 2000 were $165.6 million compared to $166.3 million at December 31, 1999, representing a decrease of $724,000. Net loans receivable decreased from $126.9 million at December 31, 1999 to $126.2 million at March 31, 2000 as a result of $6.3 million in new loan originations, offset by $3.3 million in principal repayments, $107,000 in loans transferred to foreclosure, $90,000 provision for loan losses and $3.4 million in loans originated and classified as held for sale. Loans held for sale at March 31, 2000 totaled $4.1 million as compared to $2.5 million at December 31, 1999. During the period loans originated that were classified as held-for-sale totaled $3.4 million and loans sold totaled $1.7 million. Office properties and equipment decreased from $6.5 million at December 31, 1999 to $6.4 million at March 31, 2000, primarily as a result of depreciation expense offset by BankSmart's increase in fixed assets.

Total liabilities at March 31, 2000 were $151.6 million compared to $152.5 million at December 31, 1999. The $861,000 decrease was primarily attributable to the decrease in advances from Federal Home Loan Bank and advance payments by borrowers for taxes and insurance, offset by an increase in deposits.

Total capital at March 31, 2000 was 13.9 million compared to $13.8 million at December 31, 1999. The $139,000 increase was primarily due to the increase in net profit, payment received on ESOP loan offset by cash dividends declared.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 11.87% and 22.30% for the period ended March 31, 2000 and 1999, respectively. The decrease is due to the fact that at March 31, 2000 liquid assets, which is a component of the liquidity calculation, excluded $11.3 million in pledged assets. At March 31, 1999 there were no pledged assets excluded. Management currently maintains its liquidity ratio in a range of 10% to 12% as part of its investment strategy.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At March 31, 2000 and 1999 FHLB advances totaled $14.6 million and $6.0 million, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include principal repayments on mortgage-backed securities.

As of March 31, 2000 there was no material change in the Company's market risk. For a discussion on the Company's interest rate sensitivity and market risk, see the Company's annual report for the year ended December 31, 1999 and the notes thereto.

REGULATORY CAPITAL

The OTS capital regulations include three separate minimum capital requirements for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholder's equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2000, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

                                FIRREA           FDICIA                Actual
 Regulatory Capital Ratios     Minimum     "Well-capitalized"       At March 31,
    for Broadway Federal     Requirement      Requirement              2000
-------------------------  --------------  -------------------    -------------

Tangible capital               1.50%              N/A                  7.13%

Core capital                   4.00%              5.00%                7.13%

Risk-based capital             8.00%             10.00%               11.57%

Tier 1 Risk-based capital       N/A               6.00%               10.50%

PART II  -  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matter to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports Data Schedule
               (a)   Exhibits
                     Exhibit 27 Financial Data Schedule

               (b)   Reports on Form 8-K
                     None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BROADWAY FINANCIAL CORPORATION

Date:   MAY 12, 2000                By:  /s/ Paul C. Hudson
     -------------------                 ------------------
                                         Paul C. Hudson
                                         President and Chief Executive Officer

                                    By:  /s/ Bob Adkins
                                         ------------------
                                         Bob Adkins
                                         Chief Financial Officer