Form 10QSB
period 2000-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2000-08-14
CIK 1001171

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT

      For transition period from__________ to___________

      Commission file number  0-27464
                              -------

                         BROADWAY FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                              95-4547287
              --------                              ----------
      (State of Incorporation)           (IRS Employer Identification No.)

                  4800 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA  90010
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (323) 634-1700
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 901,333 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of July 21, 2000.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX



                                                                      Page
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets (unaudited)
                    as of June 30, 2000 and December 31, 1999           3

                    Consolidated Statements of Operations
                    (unaudited) for the three months and
                    six months ended June 30, 2000 and
                    June 30, 1999                                       4

                    Consolidated Statements of Cash Flows
                    (unaudited) for the six months ended
                    June 30, 2000 and June 30, 1999                     5

                    Notes to Unaudited Consolidated Financial
                    Statements                                          7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                  13

         Item 2.    Changes in Securities                              13

         Item 3.    Defaults on Senior Securities                      13

         Item 4.    Submission of Matters to a Vote
                    of Security Holders                                13

         Item 5.    Other Information                                  13

         Item 6     Exhibits and Report on Form 8-K                    14

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  JUNE 30, 2000              DECEMBER 31, 1999
                                                                                -------------------       ------------------------
ASSETS:

Cash                                                                                $   4,156                     $   3,135
Investment securities held to maturity                                                 10,623                        10,623
Mortgage-backed securities held to maturity                                            11,802                        13,210
Loans receivable, net                                                                 125,726                       126,871
Loans receivable held for sale, at lower of cost or fair value                             --                         2,458
Accrued interest receivable                                                             1,060                         1,013
Real estate acquired through foreclosure, net                                             297                           515
Investments in capital stock of Federal Home Loan Bank, at cost                         1,272                         1,229
Office properties and equipment, net                                                    6,394                         6,533
Other assets                                                                              783                           717
                                                                                -------------------       ------------------------
Total assets                                                                        $ 162,113                     $ 166,304
                                                                                ===================       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $ 131,462                     $ 133,984
Advances from Federal Home Loan Bank                                                   15,100                        16,900
Advance payments by borrowers for taxes and insurance                                     169                           192
Other liabilities                                                                       1,479                         1,427
                                                                                -------------------       ------------------------
Total liabilities                                                                     148,210                       152,503
Stockholders' Equity:
    Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199
        shares at  June 30, 2000 and December 31, 1999                                      1                             1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and
        outstanding  901,333 shares at June 30, 2000 and 932,494 shares                    10                            10
         at December 31, 1999
   Additional paid-in capital                                                           9,692                         9,674
   Retained earnings-substantially restricted                                           5,098                         4,809
   Treasury stock, at cost - 60,402 shares at June 30, 2000                              (554)                         (318)
        and 29,241 shares at December 31, 1999
   Unearned Employee Stock Ownership Plan shares                                         (344)                         (375)
                                                                                -------------------       ------------------------
Total stockholders' equity                                                             13,903                        13,801
                                                                                -------------------       ------------------------
Total liabilities and stockholders'  equity                                         $ 162,113                     $ 166,304
                                                                                ===================       ========================


            See Notes to Unaudited Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                        Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                     ------------------------     ------------------------
                                        2000          1999           2000         1999
                                     ----------   -----------     ----------   -----------
Interest on loans receivable            $ 2,682       $ 2,349        $ 5,368       $ 4,604
Interest on investment securities
  held-to-maturity                          158           149            323           317
Interest on mortgage-backed
  securities held-to-maturity               190           234            389           438
Other interest income                        26            14             42            29
                                     ----------   -----------     ----------   -----------
Total interest income                     3,056         2,746          6,122         5,388

Interest on deposits                      1,182         1,075          2,327         2,158
Interest on borrowings                      195           122            440           179
                                     ----------   -----------     ----------   -----------
Total interest expense                    1,377         1,197          2,767         2,337
                                     ----------   -----------     ----------   -----------
Net interest income before
  provision for loan losses               1,679         1,549          3,355         3,051

Provision for loan losses                    90            75            180           150
                                     ----------   -----------     ----------   -----------
Net interest income after
  provision for loan losses               1,589         1,474          3,175         2,901

Noninterest income:
     Service charges                        137           147            261           266
     Loss on loans receivable
       held for sale                       (110)         (116)          (116)         (116)
     Other                                   35            15             53            27
                                     ----------   -----------     ----------   -----------
Total noninterest income                     62            46            198           177
                                     ----------   -----------     ----------   -----------
Noninterest expense:
     Compensation and benefits              747           649          1,415         1,426
     Occupancy expense, net                 315           340            605           597
     Advertising and promotional
       expense                               51            55             84           101
     Professional services                   72           151            158           228
     Real estate operations, net            (54)           13            (42)           24
     Contracted security services            39            40             77            78
     Telephone and postage                   40            36             85            75
     Stationary, printing
       and supplies                          40            34             67            64
     Other                                   16           314            259           450
                                     ----------   -----------     ----------   -----------
Total noninterest expense                 1,266         1,632          2,708         3,043
                                     ----------   -----------     ----------   -----------
Earnings before income taxes                385          (112)           665            35

Income taxes                                157           (47)           270            13
                                     ----------   -----------     ----------   -----------
Net earnings                            $   228       $   (65)       $   395       $   22
                                     ==========   ===========     ==========   ===========
Earnings applicable to common
  shareholder:

     Net earnings                           228           (65)           395            22
     Dividends paid on preferred
       stock                                 (7)           (7)           (14)          (14)
                                     ----------   -----------     ----------   -----------
                                        $   221       $   (72)       $   381       $     8
                                     ==========   ===========     ==========   ===========
Earnings per share-basic                $  0.24       ($ 0.08)       $  0.41       $  0.01
Earnings per share-diluted              $  0.24       ($ 0.08)       $  0.41       $  0.01
Dividend declared per
  share-common stock                    $  0.05       $  0.05        $  0.10       $  0.10


            See Notes to Unaudited Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Six months ended June 30,
                                                                                        2000                 1999
                                                                                     -----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                $395                  $22

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

              Depreciation                                                                   179                  186
              Amortization of premium on loans purchased                                       2                   59
              Amortization of net deferred loan origination fees                             (36)                  (3)
              Amortization of discounts and premium on securities                             63                   56
              Amortization of deferred compensation                                           49                   53
              Gain on sale of real estate acquired through foreclosure                       (59)                   -
              Loss on sale of loans receivable held for sale                                 116                  116
              Gain on sale of office properties and equipment                                  -                   (2)
              Provision for loan losses                                                      180                  150
              Provision for write-downs and losses on real estate acquired
                through foreclosure                                                            -                    6
              Loans originated for sale, net of refinances                                (3,055)              (8,461)
              Proceeds from sale of loans receivable held for sale                         5,397                1,205
              Changes in operating assets and liabilities:
                 Accrued interest receivable                                                 (47)                (104)
                 Other assets                                                                (66)                (240)
                 Other liabilities                                                            37                  (76)
                                                                                     -----------            ---------

Total adjustments                                                                          2,760               (7,055)
                                                                                     -----------            ---------

Net cash provided by (used in) operating activities                                        3,155               (7,033)
                                                                                     -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated, net of refinances                                                       (6,234)             (16,858)
Principal repayment on loans                                                               7,008               11,165
Proceeds from sale of office properties and equipment                                          -                    3
Purchases of investment securities held-to-maturity                                            -               (4,500)
Purchases of mortgage-backed securities held-to-maturity                                       -               (4,595)
Proceeds from maturities of investment securities held-to-maturity                             -                2,500
Proceeds from maturities of mortgage-backed securities held-to-maturity                    1,345                1,902
Purchase of Federal Home Loan stock                                                          (43)                 (36)
Capital expenditures for office properties and equipment                                     (40)                (865)
Proceeds from sale of real estate acquired through foreclosure                               517                    -
                                                                                     -----------            ---------
Net cash  provided by (used in) investing activities                                       2,553              (11,284)
                                                                                     -----------            ---------

            See Notes to Unaudited Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six months ended June 30,
                                                                                        2000                  1999
                                                                                     -----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                       (2,522)               2,735
Increase (decrease) in advances from Federal Home Loan Bank                               (1,800)              13,500
Dividends paid                                                                              (106)                (107)
Increase in treasury stock                                                                  (236)                   -
Decrease in advances by borrowers for taxes and insurance                                    (23)                 (42)
                                                                                     -----------            ---------

Net cash provided by (used in) financing activities                                       (4,687)              16,086
                                                                                     -----------            ---------

Net increase (decrease) in cash and cash equivalents                                       1,021               (2,231)

Cash and cash equivalents at beginning of period                                           3,135                7,205
                                                                                     -----------            ---------

Cash and cash equivalents at end of period                                            $    4,156             $  4,974
                                                                                     ===========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                                $    2,727             $  2,291
Cash paid for income taxes                                                                   255                  315
                                                                                     ===========            =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
              FINANCING ACTIVITIES
Transfers of real estate acquired through foreclosure from loans receivable                  225                  500

            See Notes to Unaudited Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1999 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the effective date of the fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which also amends SFAS No. 133.

The Company has not adopted early implementation and management does not believe that the implementation will have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Broadway Financial Corporation ("the Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2000, Broadway Federal operated five retail banking offices including a loan processing center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's principal business is serving as a holding company for Broadway Federal. The Company's results of operations are dependent primarily on Broadway Federal's net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company's operating results are also affected by the amount of the Bank's non-interest expenses, which consist principally of employee compensation and benefits, occupancy expense, and federal deposit insurance premiums, and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

The Company's management considers its operations to be segregated into two operating segments - (i) banking, through Broadway Federal and (ii) retail services, through its newly established subsidiary, BankSmart, Inc. ("BankSmart"). BankSmart currently includes a postal and copy center. In August 1999, BankSmart opened its first center inside Broadway Federal's Exposition Park branch. During the second quarter of 2000 BankSmart opened a post office inside Broadway Federal's Midtown branch. As of June 30, 2000, the operations of BankSmart are insignificant to the operations of the Company and, as such, do not constitute a separately reportable segment, under applicable accounting standards.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

GENERAL

The Company recorded net earnings of $228,000 and $395,000, respectively, or $0.24 and $0.41 per diluted share, for the three months and six months ended June 30, 2000, as compared to a net loss of $65,000, and net earnings of $22,000, respectively, or ($0.08) and 0.01 per diluted share, for the three months and six months ended June 30, 1999. The increase in net earnings from 1999 to 2000 resulted primarily from higher net interest income and lower non-interest expense.

INTEREST INCOME

Interest income increased by $310,000 and $734,000, respectively, during the three months and six months ended June 30, 2000 as compared to the same periods in 1999. The increases were primarily the result of an increase in average assets of $8.7 million and $14.0 million to $163.8 million and $165.7 million, respectively, for the three months and six months ended June 30, 2000, from $155.0 million and $151.6 million, respectively, for the same periods in 1999. The increase in average assets during the three months and six months ended June 30, 2000 was funded by an increase in savings deposits and advances from the Federal Home Loan Bank. The increase in average assets primarily resulted from the Company's continued focus on increasing its loan portfolio reduced by a small decrease in its investment in mortgage-backed securities.

INTEREST EXPENSE

Interest expense increased by $180,000 and $430,000, respectively, during the three months and six months ended June 30, 2000 as compared to the same periods in 1999. The increase in interest expense is due to an increase in interest on deposits and on borrowings. The increases in interest on deposits were due to an increase in average deposits of $5.4 million and $6.1 million, to $134.5 million, for both the three months and six months ended June 30, 2000 from $129.0 million and $128.4 million, respectively, during the same periods in 1999. The increase in interest on deposits also reflected by the current interest rate environment as the average cost of deposits increased 7-basis points and 1-basis point, respectively, from 3.42% and 3.44% for the three months and six months ended June 30, 1999 to 3.49% and 3.45% for the same periods in 2000. Average borrowings also increased by $2.7 million and $7.3 million for the three months and six months ended June 30, 2000 as compared to the same periods in 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $15,000 and $30,000, from $75,000 and $150,000, respectively, for three months and six months ended June 30, 1999 to $90,000 and $180,000, respectively, for the same periods in 2000.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $1.3 million, from $2.1 million at June 30, 1999 to $880,000 at June 30, 2000. The decrease resulted from a decrease in non-accrual loans of $834,000 and a decrease in REO of $433,000. As a percentage of total assets, non-performing assets were 0.54% at June 30, 2000, compared to 1.33% and 1.15% at March 31, 1999 and December 31, 1999, respectively. Since December 1999, non-accrual loans decreased by $812,000, to $583,000, and REO decreased by $218,000, to $297,000.
Non-accrual loans at June 30, 2000 included four loans totaling $275,000 secured by one- to four-unit properties, two loans totaling $289,000 secured by multi-family properties. and one unsecured loan for $19,000. REO at June 30, 2000 included one multifamily property for $216,000 and one parcel of land having a net balance of $82,000.

As of June 30, 2000 the Company's allowance for loan losses totaled $1.5 million, representing a $30,000 increase from the balance at December 31, 1999. The allowance for loan losses represents 1.15% of gross loans at June 30, 2000 compared to 1.09% at December 31, 1999. The allowance for loan losses was 251.97% of non-accrual loans at June 30, 2000, compared to 103.14% at December 31, 1999. Loan charge-offs for the six months ended June 30, 2000 totaled $149,000, consisting of a $132,000 charge-off on a multi-family loan secured by a 15-unit property and a $17,000 charge-off on a loan secured by a one-to four-unit property, both of which were sold at foreclosure during the first quarter.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of June 30, 2000, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company's allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgements of the information available to them at the time of the examination.

NON-INTEREST EXPENSE

Non-interest expense decreased by $366,000 and $335,000, respectively, during the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999. The decreases in non-interest expense were due primarily to decreases in professional services, real estate operations and other non-interest expense. Professional services decreased by $79,000 and $70,000, respectively, during the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decreases were principally attributable to a reduction in legal expenses. Real estate operations decreased by $67,000 and $66,000, respectively, for three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decreases in expense were primarily due to gains on sales of real estate acquired through foreclosure during the second quarter of the current year. Other non-interest expense decreased by $298,000 and $191,000 for the three-month and six-month periods ended June 30, 2000, as compared to the same periods during 1999. The decreases were primarily caused by a reduction in costs associated with litigation settlements.

INCOME TAXES

The Company's effective tax rate was approximately 41% for both the three months and six months ended June 30, 2000 and June 30, 1999. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

Total assets at June 30, 2000 were $162.1 million compared to $166.3 million at December 31, 1999, representing a decrease of $4.2 million. Net loans receivable decreased from $126.9 million at December 31, 1999 to $125.7 million at June 30, 2000 as a result of $9.3 million in new loan originations, offset by $7.0 million in principal repayments, $225,000 in loans transferred to foreclosure, $180,000 of provision for loan losses and sales of $3.0 million of the loans originated. Loans held for sale at June 30, 2000 was zero as compared to $2.5 million at December 31, 1999. During the period, loans originated that were classified as held-for-sale totaled $3.0 million and loans sold totaled $5.5 million.

Total liabilities at June 30, 2000 were $148.2 million compared to $152.5 million at December 31, 1999. The $4.3 million decrease was primarily attributable to the decrease in deposits, advances from Federal Home Loan Bank and advance payments by borrowers for taxes and insurance, partially offset by an increase in other liabilities.

Total capital at June 30, 2000 was $13.9 million compared to $13.8 million at December 31, 1999. The $102,000 increase was primarily due to net earnings for the period and payments received on the ESOP loan, offset by common stock repurchased and cash dividends declared. Common stock repurchased totaled $236,000 since December 31, 1999.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were 11.14% and 11.52%, respectively, for the three-month and six-month periods ended June 30, 2000 as compared to 20.52% and 20.93% for the same periods during 1999. The decreases are due to the fact that at June 30, 2000 liquid assets, which are a component of the liquidity calculation, excluded $11.2 million in assets pledged to secure deposits and borrowings. At June 30, 1999 there were no excluded pledged assets. Management currently maintains its liquidity ratio in a range of 10% to 12% as part of its investment strategy. The Bank's liquidity ratio included qualifying unpledged marketable securities being held to maturity.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At June 30, 2000 and 1999 FHLB advances totaled $15.1 million and $18.0 million, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include principal repayments on mortgage-backed securities.

As of June 30, 2000 there has been no material change in the Company's interest rate sensitivity. Information concerning the Company's interest rate sensitivity is contained in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1999.

REGULATORY CAPITAL

The OTS capital regulations include three separate minimum capital requirements for savings institutions that are subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholder's equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2000, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:


                                              FIRREA                    FDICIA                           Actual
     Regulatory Capital Ratios                Minimum             "Well-capitalized"                   At June 30,
        for Broadway Federal                Requirement               Requirement                         2000
-------------------------------------    ------------------    --------------------------          --------------------
Tangible capital                               1.50%                      N/A                             7.45%

Core capital                                   4.00%                     5.00%                            7.45%

Risk-based capital                             8.00%                    10.00%                           12.74%

Tier 1 Risk-based capital                       N/A                      6.00%                          11.51%

PART II.   OTHER INFORMATION

           Item 1.      LEGAL PROCEEDINGS

                        None

           Item 2.      CHANGES IN SECURITIES

                        None

           Item 3.      DEFAULTS ON SENIOR SECURITIES

                        None

           Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                        The Annual Meeting of Stockholders of the Company was held on June 21, 2000 for the following purposes:

                        (a) To elect three directors to serve until the Annual Meeting to be held in the year 2003 and until their successors are elected and have been qualified. The Stockholders re-elected Messrs. Paul C. Hudson, Kellogg Chan and Larkin Teasley to serve as directors. The number of votes FOR and WITHHELD for each of the directors is detailed below:

                                         Mr. Paul C. Hudson
                                         For          696,261
                                         Withheld     5,267

                                         Mr. Kellogg Chan
                                         For          695,640
                                         Withheld     5,888

                                         Mr. Larkin Teasley
                                         For          696,288
                                         Withheld     5,240

                        (b)      To ratify the appointment of KPMG LLP
                                 as the Company's independent auditing firm for 2000. The Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors based upon total votes FOR of 700,238, AGAINST of 74 and total ABSTENTIONS of 1,216.

              Item 5.   OTHER INFORMATION

                        None

              Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                        (a)      Exhibits

                                 Exhibit 27.1 - Financial Data Schedule

                        (b)      Reports on Form 8-K

                                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BROADWAY FINANCIAL CORPORATION

Date:  August 11, 2000                   By:   /s/ PAUL C. HUDSON
                                         --------------------------------------
                                         Paul C. Hudson
                                         President and Chief Executive Officer



                                         By:  /s/ BOB ADKINS
                                         --------------------------------------
                                         Bob Adkins
                                         Chief Financial Officer