Form 10QSB
period 2000-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2000-11-13
CIK 1001171

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For transition period from__________ to___________

0-27464
(Commission file number)

BROADWAY FINANCIAL CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State of Incorporation)	95-4547287 (IRS Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California (Address of Principal Executive Offices)	90010 (Zip Code)

(323) 634-1700
(Issuer’s Telephone Number, Including Area Code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 901,333 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of October 20, 2000.

             Transitional Small Business Disclosure Format (Check one): Yes [x] No [  ]

BROADWAY FINANCIAL CORPORATION

SIGNATURE	13

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Cash	$4,940	$3,135
Investment securities held to maturity	10,623	10,623
Mortgage-backed securities held to maturity	11,255	13,210
Loans receivable, net	124,820	126,871
Loans receivable held for sale, at lower of cost or fair value	—	2,458
Accrued interest receivable	1,053	1,013
Real estate acquired through foreclosure, net	93	515
Investments in capital stock of Federal Home Loan Bank, at cost	1,294	1,229
Office properties and equipment, net	6,313	6,533
Other assets	717	717

Total assets	$161,108	$166,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$133,547	$133,984
Advances from Federal Home Loan Bank	11,250	16,900
Advance payments by borrowers for taxes and insurance	330	192
Other liabilities	1,823	1,427

Total liabilities	146,950	152,503

Stockholders' Equity:
Preferred nonconvertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at September 30, 2000 and December 31, 1999	1	1
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 901,333 shares at September 30, 2000 and 932,494 shares at December 31, 1999	10	10
Additional paid-in capital	9,692	9,674
Retained earnings-substantially restricted	5,328	4,809
Treasury stock, at cost-60,402 shares at September 30, 2000 and 29,241 shares at December 31, 1999	(554)	(318)
Unearned Employee Stock Ownership Plan shares	(319)	(375)

Total stockholders' equity	14,158	13,801

Total liabilities and stockholders' equity	$161,108	$166,304

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
STATEMENT OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Interest on loans receivable	2,661	$2,569	$8,029	$7,173
Interest on investment securities held-to-maturity	157	170	480	487
Interest on mortgage-backed securities held-to-maturity	183	222	572	660
Other interest income	25	13	66	42

Total interest income	3,026	2,974	9,147	8,362
Interest on deposits	1,254	1,134	3,580	3,292
Interest on borrowings	193	205	634	384

Total interest expense	1,447	1,339	4,214	3,676

Net interest income before provision for loan losses	1,579	1,635	4,933	4,686
Provision for loan losses	90	75	270	225

Net interest income after provision for loan losses	1,489	1,560	4,663	4,461
Noninterest income:
Service charges	184	89	445	355
Loss on loans receivable held for sale	—	(62)	(116)	(178)
Gain on insurance reimbursements	178	680	178	680
Other	15	27	68	54

Total noninterest income	377	734	575	911

Noninterest expense:
Compensation and benefits	761	841	2,176	2,267
Occupancy expense, net	305	262	910	859
Advertising and promotional expense	41	60	125	161
Professional services	56	142	214	370
Real estate operations, net	(36)	4	(78)	28
Contracted security services	44	41	121	119
Telephone and postage	40	53	125	128
Stationary, printing and supplies	40	29	106	93
Other	95	320	355	770

Total noninterest expense	1,346	1,752	4,054	4,795

Earnings before income taxes	520	542	1,184	577
Income taxes	238	222	507	235

Net earnings	282	$320	$677	$342

Earnings applicable to common shareholders:
Net earnings	282	320	677	342
Dividends paid on preferred stock	(7)	(7)	(21)	(21)

	275	313	$656	$321

Earnings per share-basic	$0.32	$0.34	$0.74	$0.34
Earnings per share-diluted	$0.32	$0.34	$0.74	$0.34
Dividend declared per share-common stock	$0.05	$0.05	$0.15	$0.15

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities
Net earnings	$677	$342
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	268	286
Amortization of premium on loans purchased	3	78
Amortization of net deferred loan origination fees	(36)	34
Amortization of discounts and premium on securities	94	88
Amortization of deferred compensation	73	78
Gain on sale of real estate acquired through foreclosure	(100)	(8)
Loss on sale of loans receivable held for sale	116	178
Gain on sale of office properties and equipment	—	(2)
Provision for loan losses	270	225
Provision for write-downs and losses on real estate acquired through foreclosure	—	10
Loans originated for sale, net of refinances	(3,055)	(13,855)
Proceeds from sale of loans receivable held for sale	5,397	7,982
Changes in operating assets and liabilities:
Accrued interest receivable	(40)	(98)
Other assets	—	(751)
Other liabilities	380	443

Total adjustments	3,370	(5,312)

Net cash provided by (used in) operating activities	4,047	(4,970)

Cash flows from investing activities
Loans originated, net of refinances	(8,541)	(30,201)
Principal repayment on loans	10,040	16,304
Proceeds from sale of office properties and equipment	—	3
Purchases of investment securities held-to-maturity	—	(4,500)
Purchases of mortgage-backed securities held-to-maturity	—	(4,595)
Proceeds from maturities of investment securities held-to-maturity	—	2,500
Proceeds from maturities of mortgage-backed securities held-to-maturity	1,861	2,735
Purchase of Federal Home Loan stock	(65)	(228)
Capital expenditures for office properties and equipment	(48)	(1,359)
Proceeds from sale of real estate acquired through foreclosure	854	86

Net cash provided by (used in) investing activities	4,101	(19,255)

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows from financing activities
Net increase (decrease) in deposits	(437)	7,215
Increase (decrease) in advances from Federal Home Loan Bank	(5,650)	13,500
Dividends paid	(158)	(160)
Stock repurchases	(236)	—
Increase in advances by borrowers for taxes and insurance	138	167

Net cash provided by (used in) financing activities	(6,343)	20,722

Net increase (decrease) in cash and cash equivalents	1,805	(3,503)
Cash and cash equivalents at beginning of period	3,135	7,205

Cash and cash equivalents at end of period	$4,940	$3,702

Supplemental disclosures of cash flow information
Cash paid for interest	$4,143	$3,592
Cash paid for income taxes	255	315

Supplemental disclosure of noncash investing and financing activities
Transfers of real estate acquired through foreclosure from loans receivable	315	500

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   In the opinion of management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1999 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the r esults to be expected for the full year.

2.   Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133”, which extended the effective date of the fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which also amends SFAS No. 133. Management does not believe that the implementation of these new standards will have a material impact on t he Company’s financial condition or results of operations.

             In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. This Interpretation clarifies issues relating to APB Opinion No. 25, “Accounting for Stock Issues to Employees”. FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 was effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Management does not believe that the implementation of Interpretation No . 44 will have a material impact on the Company.

             In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Accordingly, the Company does not expect adoption of the statement will have a material impact on the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or “the Bank”). Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 2000, Broadway Federal operated five retail banking offices, including a loan processing center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc.(“Banksmart”). All significant inter-company balances and transactions have been eliminated in consolidation.

             The Company’s principal business is serving as a holding company for Broadway Federal. The Company’s results of operations are dependent primarily on Broadway Federal’s net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company’s operating results are also affected by the amount of the Bank’s non-interest expenses, which consist principally of employee compensation and benefits, occupancy expense, and federal deposit insurance premiums, and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are a lso affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

             The Company’s management considers its operations to be segregated into two operating segments—(i) banking, through Broadway Federal and (ii) retail services, through its newly established subsidiary, BankSmart. BankSmart currently includes a postal and copy center. In August 1999, BankSmart opened its first center inside Broadway Federal’s Exposition Park branch. During the second quarter of 2000, BankSmart opened a post office inside Broadway Federal’s Midtown branch. As of September 30, 2000, the operations of BankSmart are insignificant to the operations of the Company and, as such, do not constitute a separately reportable segment, under applicable accounting standards.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999

General

             The Company recorded net earnings of $282,000, or $0.32 per diluted share, and $677,000, or $0.74 per diluted share, respectively, for the three months and nine months ended September 30, 2000, as compared to net earnings of $320,000, or $0.34 per diluted share, and $342,000, or $0.34 per diluted share, respectively, for the three months and nine months ended September  30, 1999. The decrease in net earnings for three months ended September 30, 2000 compared to the same period in the prior year resulted primarily from lower net interest income, lower non-interest income and lower non-interest expense. The increase in net earnings for the nine months ended September 30, 2000 compared to the same period in the prior year resulted primarily from higher net interest income, lower non-interest income and lower non-interest expense.

Interest Income

             Interest income increased by $52,000 and $785,000, respectively, during the three months and nine months ended September 30, 2000 as compared to the same periods in 1999. The increases were primarily the result of an increase in average assets of $7.8 million, to $164.4 million for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase in average assets was funded by an increase in average savings deposits and advances from the Federal Home Loan Bank. Average assets for the three months ended September 30, 2000 decreased $4.9 million to $161.7 million, as compared to the same period in 1999. Funds generated from the decrease in average assets during the three months ended September 30, 2000 were primarily used to repay outstanding borrowings.

Interest Expense

             Interest expense increased by $108,000 and $538,000, respectively, during the three months and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in interest expense is due to an increase in interest on deposits and on borrowings. The increases in interest on deposits were due to increases in average deposits of $105,000 and $4.1 million to $132.8  million and $134.1 million, respectively, for the three months and nine months ended September 30, 2000, as compared to $132.7 million and $130.0 million, respectively, during the same periods in 1999. The increase in interest on deposits also reflects the current interest rate environment as the average cost of deposits increased 33-basis points and 12-basis points, respectively, from 3.39% and 3.43% for the three months and nine months ended September 30, 1999 to 3.72% and 3.55%, r espectively, for the same periods in 2000. Average borrowings also increased by $3.2 million for the nine months ended September 30, 2000 as compared to the same period in 1999. Average borrowings decreased $5.4 million during the three months ended September 30, 2000 compared to the same period in 1999. The decrease was funded by a decrease in average assets during the period.

Provision for Loan Losses

             The provision for loan losses increased $15,000 and $45,000, from $75,000 and $225,000, respectively, for three months and nine months ended September 30, 1999 to $90,000 and $270,000, respectively, for the same periods in 2000.

             Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure (“REO”), decreased by $1.8  million, from $2.0 million at September 30, 1999 to $258,000 at September 30, 2000. The decrease resulted from a decrease in non-accrual loans of $1.2 million and a decrease in REO of $542,000. As a percentage of total assets, non-performing assets were 0.16% at September 30, 2000, compared to 1.20% and 1.15% at September 30, 1999 and December 31, 1999, respectively. Since December 1999, non-accrual loans decreased by $1.2 million, to $165,000, and REO decreased by $422,000, to $93,000. Non-accrual loans at September 30, 2000 included two loans totaling $157,000 secured by one- to four-unit properties and one unsecured loan for $8,000. REO at September 30, 2000 included one single-family property for $93,000. T his REO was sold subsequent to September 30, 2000 at a gain. The Company’s improved asset quality is the result of improved loan underwriting, aggressive collection efforts and a strong local economy.

             As of September 30, 2000 the Company’s allowance for loan losses totaled $1.3 million, representing a $108,000 decrease from the balance at December 31, 1999. The allowance for loan losses represents 1.05% of gross loans at September 30, 2000 compared to 1.09% at December 31, 1999. The allowance for loan losses was 806.67% of non-accrual loans at September 30, 2000, compared to 103.15% at December 31, 1999. Loan charge-offs for the nine months ended September 30, 2000 totaled $377,000, consisting of a $117,000 charge off on three single-family loans, a $243,000 charge-off on two multi-family loans a $17,000 charge-off on an REO.

             The provision for loan losses for the quarter and nine months ended September 30, 2000 results from management’s ongoing assessment of the Company’s level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Management will continue to monitor the allowance for loan losses and adjust the Company’s provision for loan losses based on the risks inherent in the loan portfolio.

             Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of September 30, 2000, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company’s allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgements of the information available to them at the time of the examination.

Non-Interest Income

             Non-interest income decreased $357,000 and $336,000, respectively, for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999. The decreases are due to a number of offsetting factors. Gain on insurance reimbursements decreased from $680,000 in 1999 to $178,000 in 2000. Insurance proceeds received in 2000 consisted of $171,000 relating to recovery of savings losses that occurred in 1999 and $7,000 in property damage reimbursements that occurred in 2000. Insurance proceeds received in 1999 related to casualty insurance reimbursements from the 1992 destruction of the Company’s headquarters. Service charges increased $95,000 and $90,000, respectively, for the three months and nine months ended September 30, 2000 compared to the same periods in the prior year. The increases primarily resulted from higher fees earned from customers on deposits accounts, including returned check fees on checking accounts.

Non-Interest Expense

             Non-interest expense decreased by $406,000 and $741,000, respectively, during the three-month and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. The decreases in non-interest expense were due primarily to decreases in professional services, real estate operations and other non-interest expense. Professional services decreased by $86,000 and $156,000, respectively, during the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. The decreases were principally attributable to a reduction in legal expenses. Real estate operations, net decreased by $40,000 and $106,000, respectively, for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. The decreases in real estate operations, net were primarily due to gains on sales of real estate acquired through foreclosure during the second and third quarter of the current year. Other non-interest expense decreased by $225,000 and $415,000, respectively, for the three-month and nine-month periods ended September  30, 2000, as compared to the same periods during 1999. The decreases were primarily caused by a reduction in costs associated with litigation settlements and branch losses.

Income Taxes

             The Company’s effective tax rate was approximately 45.8% and 42.8% for the three months and nine months ended September 30, 2000, compared to approximately 41.0% for the same respective periods in the prior year. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes. The increase in the Company’s effective tax rate resulted from the expiration of certain credits allowable in prior years.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

             Total assets at September 30, 2000 were $161.1 million compared to $166.3 million at December 31, 1999, representing a decrease of $5.2 million. Net loans receivable (excluding loans held for sale) decreased from $126.9 million at December 31, 1999 to $124.8 million at September 30, 2000 as a result of $8.5 million in new loan originations, offset by $10.0 million in principal repayments, $315,000 in loans transferred to foreclosure and $270,000 of provision for loan losses. Loans held for sale at September 30, 2000 was zero as compared to $2.5 million at December 31, 1999. During the period, loans originated that were classified as held-for-sale totaled $3.0 million and loans sold totaled $5.5 million.

             Total liabilities at September 30, 2000 were $146.9 million compared to $152.5 million at December 31, 1999. The $5.6  million decrease was primarily attributable to the decrease in deposits and advances from Federal Home Loan Bank, offset by increases in other liabilities and advance payments by borrowers for taxes and insurance.

             Total capital at September 30, 2000 was $14.2 million compared to $13.8 million at December 31, 1999. The $357,000 increase was primarily due to net earnings for the period and allocation of ESOP shares, offset by common stock repurchased and cash dividends declared. Common stock repurchased totaled $236,000 since December 31, 1999.

Liquidity, Capital Resources and Market Risk

             Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

             The Bank’s primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal’s average liquidity ratios were 11.78% and 11.66%, respectively, for the three-month and nine-month periods ended September 30, 2000 as compared to 14.68% and 18.98% for the same periods during 1999. The decreases are due to the fact that at September 30, 2000 liquid assets, which are a component of the liquidity calculation, excluded $10.1 million in assets pledged to secure deposits and borrowings. At September 30, 1999 there were no excluded pledged assets. Manage ment currently maintains its liquidity ratio in a range of 10% to 12% as part of its investment strategy. The Bank’s liquidity ratio included qualifying unpledged marketable securities being held to maturity.

             The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances to the Bank. At September  30, 2000 and 1999 FHLB advances totaled $11.2 million and $18.0 million, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include principal repayments on mortgage-backed securities.

             Since December 31, 1999 there has been no material change in the Company’s interest rate sensitivity as of September 30, 2000. Information concerning the Company’s interest rate sensitivity is contained in conjunction with the financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 1999.

Regulatory Capital

             The OTS capital regulations include three separate minimum capital requirements for savings institutions that are subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital (as defined by the OTS) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

             Broadway Federal was in compliance with all capital requirements in effect at September 30, 2000, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios for Broadway Federal	FIRREA Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual At September 30, 2000

Tangible capital	1.50%	N/A	7.70%

Core capital	4.00%	5.00%	7.70%

Risk-based capital	8.00%	10.00%	13.30%

Tier 1 Risk-based capital	N/A	6.00%	12.33%

PART II  OTHER INFORMATION

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

BROADWAY FINANCIAL CORPORATION
Date: November 10, 2000	By:	/s/ Paul C. Hudson

Paul C. Hudson President and Chief Executive Officer

By:	/s/ Bob Adkins

Bob Adkins Chief Financial Officer