Form 10KSB
period 2000-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2001-04-02
CIK 1001171

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

/x/	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Broadway Financial Corporation
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4547287 (I.R.S. Employer Identification No.)
4800 Wilshire Boulevard, Los Angeles, California (Address of Principal Executive Offices)	90010 (Zip Code)

(323) 634-1700
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 per share
(Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes /x/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

    State issuer's revenues for its most recent fiscal year: $12,285,000.

    State the aggregate market value of the voting stock held by non-affiliates: $6,591,654, based on the average bid and asked prices of such stock as of March 09, 2001 as quoted on The Nasdaq Stock Market.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 901,333 shares of Common Stock at March 09, 2001.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Registrant's 2001 annual Meeting of Shareholders are incorporated by reference into Part III.

BROADWAY FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-KSB

PART I
Item 1	DESCRIPTION OF BUSINESS	1
	Broadway Financial Corporation	1
	Broadway Federal Bank, f.s.b.	1
	General	1
	BankSmart, Inc.	2
	Strategic Objectives	2
	Market Area and Competition	2
	Lending Activities	3
	General	3
	Loan Portfolio Composition	3
	Loan Maturity	4
	Origination, Purchase, Sale and Servicing of Loans	5
	One-to Four-Family Mortgage Lending	6
	Multi-Family Lending	7
	Non-Residential Real Estate Lending	9
	Consumer Lending	10
	Loan Approval Procedures and Authority	10
	Delinquencies and Classified Assets	10
	Non-Performing Assets	12
	Allowance for Loan Losses	13
	Investment Activities	15
	Sources of Funds	16
	General	16
	Deposits	16
	Borrowings	18
	Personnel	19
	Environmental Regulation	19
	Regulation	20
	General	20
	Deposit Insurance	20
	Capital Requirements	21
	Loans to One Borrower	23
	Federal Home Loan Bank System	23
	Liquidity	23
	Community Reinvestment Act	24
	Qualified Thrift Lender	24
	Savings and Loan Holding Company Regulation	24
	Restrictions on Dividends and Other Capital Distributions	25
	Lending Standards	25
	Financial Modernization Legislation	26
	Tax Matters	26
	Federal Income Tax	26

i

	General	26
	Bad Debt Reserve	26
	California Tax	27
Item 2	DESCRIPTION OF PROPERTY	27
Item 3	LEGAL PROCEEDINGS	28
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
PART II
Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	28
Item 6	MANAGEMENT DISCUSSION AND ANALYSIS	29
	General	29
	Interest Rate Sensitivity	29
	Net Portfolio Value	30
	Market Risk	31
	Year 2000 Compliance	33
	Average Balance Sheet	34
	Rate/Volume Analysis	35
	Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999	35
	General	35
	Interest Income	36
	Interest Expense	36
	Provision for Loan Losses	37
	Non-Interest Income	37
	Non-Interest Expense	38
	Income Taxes	38
	Comparison of Financial Condition at December 31, 2000 And December 31, 1999	39
	Liquidity and Capital Resources	39
	Impact of Inflation and Changing Prices	40
	Recent Accounting Pronouncements	40
Item 7	FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION	40
Item 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41
PART III
Item 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	41
Item 10	EXECUTIVE COMPENSATION	41
Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	41
Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	41
Item 13	EXHIBITS, LISTS AND REPORTS ON FORM 8-K	42

ii

Forward-Looking Statements

    Except for the historical information contained in this Form 10-KSB, certain items herein, including without limitation, matters discussed under "Management's Discussion and Analysis" in Part II, Item 6 of this Form 10-KSB ("MD&A") are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect the Company's current views with respect to future events and financial performance. These forward- looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then such statements speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

    The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates and the relationship between interest rates and the cost of funds; (3) federal and state regulation of the Company's lending operations or other regulatory actions; (4) the actions undertaken by both current and potential new competitors; (5) the possibility of adverse trends in the residential and non-residential real estate markets; and (6) other risks and uncertainties detailed in this Form 10-KSB, including MD&A.

PART I

Item 1. DESCRIPTION OF BUSINESS

  Broadway Financial Corporation

    Broadway Financial Corporation (the "Company"), was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank's name was changed to "Broadway Federal Bank, f.s.b." The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996.

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

  Broadway Federal Bank, f.s.b.

    General.  Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Central Los Angeles, California. Broadway Federal conducts its business from four banking offices in Los Angeles and one banking office located in the nearby City of Inglewood that also houses the Bank's loan origination and loan service departments.

    Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily into residential mortgage loans. To a lesser extent, Broadway Federal invests in non-residential real estate loans secured primarily by church properties and certain other types of loans. In addition, Broadway Federal invests in securities issued by the federal government and agencies thereof, mortgage-backed securities and other investments. Through its wholly owned subsidiary, Broadway Service Corporation ("BSC"), the Bank also receives commissions from the sale of mortgage, life and fire insurance. BSC also provides trustee services to Broadway Federal. Broadway Federal originates and purchases loans for investment and for sale. In most instances, Broadway Federal retains the servicing rights with respect to loans sold. Broadway Federal's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investments. Broadway Federal's principal expenses are interest paid on deposits and borrowings, together with general and administrative expenses. Broadway Federal's primary sources of funds are deposits and principal and interest payments on loans.

    The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the OTS. Broadway Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "—Regulation."

    At December 31, 2000, the Bank was classified as "well-capitalized" under applicable OTS and FDIC capital regulations.

  BankSmart, Inc.

    BankSmart provides retail services to communities served by Broadway Federal. BankSmart's principal business consists of providing retail copy and postal services to the general public in the areas surrounding Broadway Federal's branch locations. Banksmart's services were marketed under the name of "SmartCopy" and included postal/copy centers located in two of the Bank's branches. SmartCopy provided mailbox rental, printing, desktop publishing, office supplies, money wiring services, package mailing services, stamps and business cards. At December 31, 2000, the Company decided to close the SmartCopy postal/copy centers because they were not profitable. An accrual of $171,000 for the estimated exit costs of this activity is included in the current year's earnings. The Company anticipates completing its exit of this activity by March 31, 2001.

  Strategic Objectives

    The Company's primary strategic objective is to maintain the Bank's well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions. While managing such growth, the Company also seeks to maintain a strong net interest margin, maintain asset quality, reduce expenses and non-performing assets and limit exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as its primary source of funds, as these are considered to be more stable and of lower cost on average than borrowings, principal and interest payments on loans and other sources of funding; (ii) maintaining a substantial portion of its assets in loans secured by residential real estate primarily located in Broadway Federal's primary market area of Mid-City and South Central Los Angeles; (iii) primarily retaining in its portfolio adjustable-rate mortgage loans ("ARMs") to reduce Broadway Federal's exposure to interest rate fluctuations; (iv) continuing to improve Broadway Federal's visibility and market share in the communities it serves through increased outreach efforts, branching and enhancement of the services it offers; and (v) reducing Broadway Federal's non-interest expense through more efficient operations to the extent consistent with its commitment of service to the under-served communities of Mid-City and South Central Los Angeles.

  Market Area and Competition

    The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, statewide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal's market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "—Regulation—Community Reinvestment Act."

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

  Lending Activities

    General.  Broadway Federal emphasizes the origination of adjustable-rate loans ("ARMs") primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 2000, approximately 86% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal's strategy to have a portion of it's interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 2000, Broadway Federal had one loan held for sale with a principal balance of $59,000. The loan was a single-family loan with a fixed interest rate.

    The types of loans that Broadway Federal originates are subject to federal laws and regulations. Interest rates charged by Broadway Federal on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Under California law federal savings associations and savings banks are not subject to usury or other interest rate limitations.

    Loan Portfolio Composition.  Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 2000, Broadway Federal's gross loan portfolio totaled $129.2 million, of which approximately 28.75% was secured by one- to four-family residential properties, 54.69% was secured by multi-family properties and 15.13% was secured by non-residential properties, with approximately 66% of such non-residential properties being church properties. At that same date, approximately 61.50% of Broadway Federal's one- to four-family mortgage loans, 99.50% of its multi-family residential mortgage loans, and 92.12% of its non-residential mortgage loans had adjustable rates.

    The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as percentage of Broadway Federal's total loan portfolio held by investment and held for sale by loan type at the dates indicated.

	December 31,
	2000		1999
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real Estate:
Residential:
One- to Four-Units	$37,153	28.75%	$39,714	30.11%
Five or More Units	70,677	54.69%	69,677	52.83%
Non-residential	19,552	15.13%	21,240	16.10%
Loans Secured by Savings Accounts	1,139	0.88%	877	0.66%
Other	720	0.55%	379	0.30%

Gross Loans	129,241	100.00%	131,887	100.00%

Plus:
Premiums on Loans Purchased	10		14
Less:
Allowance for Loan Losses	1,421		1,439
Loans in Process	25		143
Deferred Loan Fees, net	764		807
Unamortized Discounts	167		183

	126,874		129,329
Less:
Loans Held for Sale	59		2,458

Total Loans Held for Investment	$126,815		$126,871

    Loan Maturity.  The following table sets forth the contractual maturities of Broadway Federal's gross loans at December 31, 2000. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $13.8 million and $18.4 million for the years ended December 31, 2000 and 1999, respectively.

	December 31, 2000
	One- to Four- Family	Five or More Units	Non- residential	Savings Secured And Other	Gross Loans Receivable
	(In thousands)
Amounts Due:
One year or less	$26	$6	$776	$1,859	$2,667
After one year:
After one to three years	321	218	241	—	780
After three to five years	560	42	929	—	1,531
After five to ten years	1,592	10,423	2,394	—	14,409
After ten to twenty years	8,065	12,862	14,372	—	35,299
More than twenty years	26,589	47,126	840	—	74,555

Total due after one year	37,127	70,671	18,776	—	126,574

Total Amounts Due	$37,153	$70,677	$19,552	$1,859	$129,241

    The following table sets forth the dollar amount of gross loans receivable at December 31, 2000 which are contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2000
	Adjustable	Fixed	Total
	(In thousands)
Real Estate Loans:
One- to four-units	$22,850	$14,277	$37,127
Five or more units	70,324	347	70,671
Non-residential real estate	18,012	764	18,776
Other	—	—	—

Total	$111,186	$15,388	$126,574

    Origination, Purchase, Sale and Servicing of Loans.  Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal's portfolio designated as held for sale and loans originated during the period that are so designated.

    It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment and liquidity needs and market opportunities. At December 31, 2000, Broadway Federal had one fixed rate loan secured by a single family property totaling $59,000 that was categorized as held for sale. Typically, Broadway Federal will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

    Broadway Federal retains the right to service most loans sold and receives monthly loan servicing fees that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2000 and 1999, Broadway Federal was servicing $21.8 million and $18.1 million, respectively, of loans owned by others.

    From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. Broadway Federal did not purchase any loans during the years ended December 31, 2000 and 1999.

    The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.

	At or for the Year Ended December 31,
	2000	1999
	(In thousands)
Gross Loans:
Beginning Balance:	$131,887	$111,648
Loans Originated:
One- to Four-Units	3,106	6,343
Five or More Units	9,981	39,557
Non-residential	1,080	3,623
Loans Secured by Savings Accounts	906	586
Other	1,935	702

Total Loans Originated	17,008	50,811
Less:
Transfer to real estate owned ("REO")	332	615
Principal Repayments	13,808	18,443
Sales of Loans	5,514	11,514

	$129,241	$131,887

    The decrease in loans originated in 2000 compared with 1999 was the result of the Bank's decision to focus on improving its loan origination process, which included the realignment and training of staff. As a result, the Bank's objective was to maintain its loan portfolio at levels consistent with 1999.

    One- to Four-Family Mortgage Lending.  Broadway Federal offers ARMs and fixed-rate loans secured by one- to four-family residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal's primary market areas of Mid-City and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 2000, 38.50% were fixed-rate loans and 61.50% were ARMs.

    The interest rates for Broadway Federal's ARMs are indexed to the 11th District Cost of Funds Index ("COFI"), the 1-year Treasury Index ("Treasury") and the 12-month average of the Treasury ("12-MTA"). Broadway Federal currently offers loans with interest rates that adjust both monthly and annually. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit "negative amortization" (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). At December 31, 2000 and 1999 Broadway Federal had approximately $26.2 million and $26.3 million, respectively, in mortgage loans that are subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios. No loans were in negative amortization status at December 31, 2000. At December 31, 1999, Broadway Federal had one loan with an outstanding balance of $103,000 in negative amortization status.

    Broadway Federal qualifies its ARM borrowers based upon the fully indexed interest rate (COFI or other index plus the applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan.

    However, the initial rate paid by the borrower may be discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 2000, the introductory rate offered by Broadway Federal on ARMs that adjust monthly was 8.464%, which was equal to the fully indexed COFI rate at that date (which was the COFI rate of 5.589% plus a margin of 2.875%). For ARMs that adjust annually, the introductory rate offered by Broadway Federal at December 31, 2000 was equal to the fully-indexed rate based on the Treasury, which was 5.780% at that date plus a margin of 2.50%. As of December 31, 2000, the fully indexed rates on ARMs that adjust annually and those that adjust monthly were 2.500% and 2.875%, respectively, above the Treasury and COFI. Broadway Federal's annual ARMs adjust by a maximum of 2.00% per adjustment. There is no adjustment limit on the monthly ARMs, other than on election by the borrower to limit the payment increase to 7.50% annually, which could result in negative amortization on the loan. Both annual and monthly ARMs have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal's ARMs. At December 31, 2000, Broadway Federal charged fees of up to 4.00% of the original loan amount for its one- to four-family ARMs.

    Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Origination fees charged on fixed-rate loans were up to 3.00% of the original loan amount at December 31, 2000.

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

    Multi-Family Lending.  Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in Broadway Federal's market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised value. At December 31, 2000, multi-family lending represented 54.69% of the Bank's gross loan portfolio, compared to 52.83% at December 31, 1999.

    There was a decrease in multi-family loan originations in 2000 compared to 1999 as a result of the Bank's decision to maintain its loan portfolio at levels consistent with 1999 and to improve its loan origination process.

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

    Broadway Federal's largest multi-family loan at December 31, 2000 was a loan totaling $1,563,000. The loan is secured by a 27-unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan at that date was secured by a 33-unit property located in Downey. At December 31, 2000, this loan had an outstanding balance of $1,043,000, and was performing according to its terms. At December 31, 2000, Broadway Federal had one other multi-family loan with a balance exceeding $1.0 million; this loan was performing according to its terms.

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

    Non-residential Real Estate Lending.  Broadway Federal originates non-residential real estate loans that are generally secured by properties used for religious or for business purposes such as church buildings, schools, small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of non-residential real estate loans in recent years. Of the $19.5 million in non-residential real estate loans at December 31, 2000, $1.1 million and $3.6 million were originated in 2000 and 1999, respectively.

    Broadway Federal's non-residential real estate loans are generally made in amounts up to 75% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARM's indexed to the COFI or the Treasury. Broadway Federal's non-residential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for non-residential loans secured by church properties are different than for non-church, non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

    The largest non-residential loan in Broadway Federal's portfolio was originated in 1987. It is secured by church property located in Inglewood, California and had an outstanding balance at December 31, 2000 of $697,000. This loan is currently performing according to its terms.

    The second largest non-residential real estate loan in Broadway Federal's portfolio was originated in 1989. It is secured by church property located in Los Angeles, California, and had an outstanding balance at December 31, 2000 of $622,000. This loan is currently performing according to its terms. At December 31, 2000, Broadway Federal's portfolio contained one other non-residential loan with an outstanding balance exceeding $600,000. This loan was secured by church property located in Los Angeles and was performing according to its terms.

    Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay loans than for residential or other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totaled $13.0 million and $13.9 million at December 31, 2000 and 1999, respectively.

    Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, recessionary economic conditions in the Company's primary lending market area could result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and currently restricts such loans to its general market area.

    Consumer Lending.  Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 2000, loans secured by savings accounts represented $1.1 million, or 0.88%, of Broadway Federal's total gross loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

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

    The Board of Directors has authorized the following loan approval limits based upon the amount of Broadway Federal's total loans to each borrower: if the total of the borrower's existing loans and the loan under consideration is below $275,000, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower's existing loans and the loan under consideration is from $275,000 to $599,999, the new loan must be approved by two Loan Committee members, which may include the Senior Vice President-Chief Loan Officer and the President; if the total of the borrower's existing loans and the loan under consideration is from $600,999 up to $999,999, the new loan must be approved by three Loan Committee members; and if the total of existing loans and the loan under consideration is $1.0 million or more, the full Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved by one or two Management Loan Committee members be reviewed the following month by the two outside directors on the Loan Committee.

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

    At December 31, 2000, Broadway Federal had $1.6 million of loans classified as "Substandard," of which the largest had a principal balance of $521,000 and was secured by a multi-family property. At December 31, 2000, no loans were classified as "Doubtful". However, four loans were classified as "Loss". As of December 31, 2000, loans designated as "Special Mention" consisted of eleven loans totaling $1.1 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 2000, the largest loan designated as "Special Mention" had a principal balance of $500,000 and was secured by a non-residential property.

    Broadway Federal obtains appraisals on REO properties on an annual basis. Broadway Federal generally conducts external inspections of REO properties (excluding land) on at least a quarterly basis.

    The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:

	December 31,
	2000				1999
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four family	—	$—	3	$164	—	$—	8	$550
Multi-family	—	—	—	—	—	—	3	730
Non-residential	—	—	—	—	—	—	1	115

Total	—	$—	3	$164	—	$—	12	$1,395

Delinquent loans to total
Gross loans		0.00%		0.10%		0.00%		1.06%

    Non-Performing Assets.  Non-performing assets, consisting of non-accrual loans and REO, decreased from $1.9 million at December 31, 1999 to $632,000 at December 31, 2000. The $1.3 million decrease resulted from a $800,000 decrease in non-accrual loans and a $500,000 decrease in REO. As a percentage of total assets, non-performing assets were 0.38% at December 31, 2000, as compared to 1.15% at December 31, 1999. The allowance for loan losses was 224.84% of non-performing loans at December 31, 2000, as compared to 103.15% at December 31, 1999.

    The following table includes information regarding Broadway Federal's non-performing assets at the dates indicated. For the years ended December 31, 2000 and 1999, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $24,000 and $110,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $9,000 and $29,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at

December 31, 2000. No accruing loans were contractually past due by 90 days or more at December 31, 2000.

	At December 31,
	2000	1999
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$164	$550
Multi-family	—	730
Non-residential	468	115

Total non-performing loans	632	1,395
REO	—	515

Total non-performing assets	$632	$1,910

Allowance for loan losses as a percentage of gross loans	1.10%	1.09%
Allowance for loan losses as a percentage of total non-performing loans	224.84%	103.15%
Allowance for losses as a percentage of total non-performing assets(1)	224.84%	84.87%
Non-performing loans as a percentage of gross loans	0.49%	1.06%
Non-performing assets as a percentage of total assets	0.38%	1.15%
Net charge-offs to average loans	0.29%	0.01%
Impaired loans as a percentage of gross loans	0.36%	0.91%

(1)
Allowance for losses includes valuation allowances on loans and REO.

    At December 31, 2000, Broadway Federal's total recorded investment in impaired loans was $468,000. The balance was fully reserved at December 31, 2000. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of earnings. During the year ended December 31, 2000, Broadway Federal's average investment in impaired loans was $615,000, and its interest income recorded on impaired loans during this period totaled $11,000. Impaired loans, which are performing under their contractual terms, are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

    For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 2000, Broadway Federal had no REO, compared to $515,000 at December 31, 1999.

    The following table sets forth Broadway Federal's allowances for loan and real estate losses at the dates indicated:

	December 31,
	2000	1999
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,439	$1,151
Charge-offs:
One- to four-family	134	12
Multi-family	244	—
Other	—	—

Total charge-offs(1)	378	12
Provision charged to earnings	360	300

Balance at end of year	$1,421	$1,439

Allowance for REO
Balance at beginning of year	182	136
Provision for losses	—	60
Charge-offs(1)	(182)	(14)

Balance at end of year	$—	$182

(1)
There were no recoveries for the years ended December 31, 2000 and 1999.

    The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

	Allocation for the Allowance for Loan Losses at December 31,
	2000		1999
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$118	28.75%	$228	30.11%
Multi-family	414	54.69%	772	52.83%
Non-residential	229	15.13%	307	16.10%
Other	550	1.43%	22	0.96%
Unallocated	111	—	110	—

Total allowance for loan losses	$1,421	100.00%	$1,439	100.00%

  Investment Activities

    Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets are limited to investments that a federally chartered savings institution is authorized to make directly. Additionally, Broadway Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "—Regulation—Federal Home Loan Bank System" and "—Liquidity." Historically, Broadway Federal has maintained liquid assets above the minimum OTS requirements and at levels management believes to be adequate to support its normal daily activities.

    The investment policy of the Company attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank's lending activities. The Company's investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, including certificates of deposit, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association ("GNMA"), and municipal obligations that have a rating which exceeds or is the equivalent of an "A" rating as determined by Standard and Poor's Ratings Group or Moody's Investors Service. Bankers acceptances from any one issuer are limited to 10% of the Company's capital and commercial paper is limited to 1% of the Company's assets. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 2000 and 1999, the Company had investment and mortgage-backed securities in the aggregate amount of $21.4 million and $23.8 million, respectively, with fair values of $21.3 million and $23.2 million, respectively. All investment and mortgage-backed securities were categorized as held-to-maturity at December 31, 2000 and 1999.

    The following table sets forth information regarding the carrying and fair values of the Company's investment and mortgage-backed securities at the dates indicated.

	At December 31,
	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Investment and mortgage-backed securities:
Held to maturity:
Mortgage-Backed Securities	$10,748	$10,740	$13,210	$12,852
Federal Agency debentures	10,623	10,557	10,623	10,302

Total investment and mortgage-backed securities	$21,371	$21,297	$23,833	$23,154

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investments and mortgage-backed securities as of December 31, 2000.

	At December 31, 2000
	Less than One Year		One to Five Years		Five To Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities
Held to maturity:
Mortgage-Backed Securities	$—	—	$—	—	$10,748	7.09%	$10,748	7.09%
Federal Agency debentures	—	—	10,623	6.03%	—	—	10,623	6.03%

Total securities	$—	—	$10,623	6.03%	$10,748	7.09%	$21,371	6.56%

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

    Deposits.  Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal's deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal's deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail "core" deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which Management believes tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal's ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank. As of December 31, 2000, out-of-state deposits totaled $14.7 million or 10.38% of Broadway Federal's total deposit portfolio. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff.

    The following table presents the deposit activity of Broadway Federal for the periods indicated.

	For the Year Ended December 31,
	2000	1999
	(In thousands)
Deposits	$290,584	$289,023
Withdrawals	287,984	285,440

Net deposits	2,600	3,583
Interest credited on deposits	5,010	4,403

Total increase in deposits	$7,610	$7,986

    The following table sets forth the distribution of Broadway Federal's deposit accounts by average balance for the years indicated and the weighted average interest rates on each category of deposits presented.

	Year Ended December 31,
	2000			1999
	Average Balance	Percentage of Total	Weighted Average Rate	Average Balance	Percentage of Total	Weighted Average Rate
	(Dollars in thousands)
Money market deposits	$4,463	3.31%	2.73%	$4,881	3.72%	1.86%
Passbook deposits	28,159	20.85%	1.26%	28,857	22.00%	1.50%
NOW and other demand deposits	17,786	13.17%	0.52%	17,201	13.12%	0.57%

Total	50,408	37.33%		50,939	38.84%

Time Deposits:
Three months or less	2,567	1.90%	2.65%	2,080	1.59%	5.47%
Over three months through six months	10,576	7.83%	5.96%	9,239	7.04%	3.93%
Over six through twelve months	19,890	14.73%	4.65%	14,443	11.01%	5.12%
Over one to three years	14,885	11.02%	5.02%	17,332	13.21%	4.72%
Over three to five years	5,901	4.37%	5.02%	6,407	4.89%	5.70%
Over five to ten years	315	0.23%	5.71%	272	0.21%	6.90%
Certificates over $100,000	30,508	22.59%	5.60%	30,447	23.21%	4.65%

Time Deposits	84,642	62.67%	5.19%	80,220	61.16%	4.76%

Total Deposits	$135,050	100.00%	3.67%	$131,159	100.00%	3.38%

    The following table presents, by various rate categories, the amounts of certificate accounts outstanding at the dates indicated and the periods to maturity of the time deposits outstanding at December 31, 2000.

	Period to Maturity at December 31, 2000
	Less than One Year	One to Two Years	Two to Three Years	Thereafter	Total
	(In thousands)
Certificate Accounts Less Than $100,000:
0 to 4.00%	$441	$—	$—	$—	$441
4.01 to 5.00%	8,132	790	342	353	9,617
5.01 to 6.00%	21,681	1,839	579	1,426	25,525
6.01 to 7.00%	5,576	3,565	218	576	9,935
7.01 to 10.00%	773	1,583	1,000	289	3,645

Total	$36,603	$7,777	$2,139	$2,644	$49,163

Certificate Accounts $100,000 and Greater:
0 to 4.00%	$787	$—	$3,871	$100	$4,758
4.01 to 5.00%	3,558	435	296	230	4,519
5.01 to 6.00%	8,514	762	594	1,700	11,570
6.01 to 7.00%	16,858	2,176	500	948	20,482
7.01 to 10.00%	—	273	242	449	964

Total	29,717	3,646	5,503	3,427	42,293

Grand Total	$66,320	$11,423	$7,642	$6,071	$91,456

    The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2000, maturing within the next twelve months.

	For the Year Ended December 31, 2000
	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$24,275	5.34%
Over three through six months	21,567	5.93%
Over six through 12 months	21,248	5.95%
Over 12 months	24,366	5.90%

Total	$91,456	5.77%

    Borrowings.  From time to time Broadway Federal has obtained advances from the FHLB and may do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See "—Regulation—Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 2000 and 1999 Broadway Federal had $10.0 million and $16.9 million, respectively, outstanding advances from the FHLB and no other borrowings. Broadway Federal's outstanding advances at December 31, 2000 were secured by mortgage loans.

    The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:

	At or for the Year Ended December 31,
	2000	1999
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$13,678	$12,286
Maximum amount outstanding at any month-end period	$18,450	$18,800
Balance outstanding at end of period	$10,000	$16,900
Weighted average interest rate during the period	5.91%	4.70%
Weighted average interest rate at end of period	6.67%	5.60%

  Personnel

    At December 31, 2000, Broadway Federal had 47 full-time employees and 25 part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

  Environmental Regulation

    The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Bank as an owner or operator of properties used in its business, and as a secured lender of property that is found to contain hazardous substances or wastes.

    Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank's decision whether to foreclose on property that is found to be contaminated. The Bank's policy is to obtain an environmental assessment if information is disclosed in the appraisal of property during the underwriting or foreclosure process. The existence of hazardous substances or wastes on commercial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Bank from realizing on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury an property damage.

  Regulation

    General.  The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. Broadway Federal is a federally chartered savings bank and is a member of the FHLB System. Its customer deposits are insured through the SAIF, which is managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

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

    The descriptions of the statutes and regulations applicable to the Company and its subsidiaries and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on the Company, Broadway Federal and the Company's other subsidiary. The descriptions also do not purport to identify every statute and regulation that may apply to the Company, Broadway Federal and the Company's other subsidiary.

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

    FDIC deposit insurance premiums are assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate, currently ranging up to 0.31%. During 2000, Broadway Federal's assessment rate was 0.03%.

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

    The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2000 and 1999, Broadway Federal's general valuation allowance included in supplementary capital was $936,000 and $1,047,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

    Following is a reconciliation of Broadway Federal's equity capital to the minimum Federal regulatory capital requirements as of December 31, 2000 and December 31, 1999:

	As of December 31
	2000			1999
	Tangible Capital	Core Capital	Risk- based Capital	Tangible Capital	Core Capital	Risk- based Capital
	(In thousands)
Equity Capital-Broadway Federal	$12,530	$12,530	$12,530	$11,693	$11,693	$11,693
Additional supplementary capital:
General valuation allowance	—	—	936	—	—	1,047
Assets required to be deducted	(196)	(196)	(196)	(196)	(196)	(196)

Regulatory capital amounts	12,334	12,334	13,270	11,497	11,497	12,544
Minimum requirement	2,494	6,652	8,004	2,475	6,600	9,957

Excess over requirement	$9,840	$5,682	$5,266	$9,022	$4,897	$2,587

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

    Under the OTS regulations implementing the PCA provisions, an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2000, Broadway Federal was a well-capitalized institution.

    The table below presents Broadway Federal's capital ratios at December 31, 2000 and 1999:

	Actual
	Amount	Ratios
	(Dollars in thousands)
December 31, 2000:
Leverage/Tangible Ratio	$12,334	7.42%
Tier I Risk-based ratio	$12,334	12.33%
Total Risk based ratio	$13,270	13.26%
December 31, 1999:
Leverage/Tangible Ratio	$11,497	6.97%
Tier I Risk-based ratio	$11,497	9.24%
Total Risk based ratio	$12,544	10.08%

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

  Loans to One Borrower

    Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined for this purpose by reference to an institution's regulatory capital. In addition, the basic 15% of capital lending limit includes as part of capital that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital for regulatory purposes. At December 31, 2000, the maximum amount that Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $1.65 million. At December 31, 2000, the largest aggregate amount of loans that Broadway Federal had outstanding to any one borrower was $1.5 million.

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

  Liquidity

    Current revised regulations allow savings institutions to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The new regulations also require that in addition to meeting the minimum requirement above, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation and that the OTS can permit an institution to reduce its liquid assets below the minimum under certain conditions. For the calculation period including December 31, 2000, the liquidity ratio for Broadway Federal was 17.24%, which exceeded the new requirement. Broadway Federal's liquidity includes its investments in investment and mortgage-backed securities.

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

  Qualified Thrift Lender Test

    Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2000, Broadway Federal was in compliance with its QTL test requirements.

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

    Bad Debt Reserve.  Broadway Federal has qualified under provisions of the Code that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debt, under which additions to reserves are based on the institution's 6 year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2000
Administrative/Branch Office:
4800 Wilshire Blvd.	Owned	1997	—	$1,946,000
Los Angeles, CA
Branch Offices:
4835 West Venice Blvd.(2)	Building Owned	1965	2013	$120,000
Los Angeles, CA	on Leased Land
10920 S. Central Ave.(3)	Leased	1998	(3)	$68,000
Los Angeles, CA
Branch Office/Loan Origination
and Service Center:
170 N. Market Street	Owned	1996	—	$898,000
Inglewood, CA
4429 West Adams Blvd.(1)
Los Angeles, CA	Owned	1993	—	$196,000
4001 South Figueroa Street
Los Angeles, CA	Owned	1996	—	$2,375,000

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." As of February 28, 2001, 901,333 shares of Common Stock were outstanding and held by approximately 425 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2000
High	$8 15/16	$9 5/16	$8 9/16	$7 3/4
Low	$6 3/4	$7	$6 1/4	$4 5/8
1999
High	$7	$7 5/8	$7	$8 3/4
Low	$4 5/8	$5 1/8	$6	$6 1/2

    During 2000 and 1999, the Company paid quarterly dividends on its Common Stock at the rate of $0.05 per share.. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company's Common Stock in the future.

    Dividends from the Bank are the Company's principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. Thirty days' prior notice to the OTS is required before any capital distribution is made. On December 21, 2000, in accordance with OTS regulations, Broadway Federal requested approval to declare and pay a $500,000 cash dividend to the Company. OTS approval was granted on January 17, 2001. The dividend declaration date was January 31, 2001 and the payment date was February 9, 2001.

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

The Preferred Stock is non-voting and, as Preferred Stock, is subordinate to all indebtedness of the Company, including customer accounts. Dividends on the Preferred Stock are non-cumulative. In December 1997, the Company issued 32,613 shares of its Common Stock from its Treasury shares in exchange for 35,874 shares of the Company's Preferred Stock, which was retired. At December 31, 2000, a total of 55,199 shares of Preferred Stock are outstanding.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

  General

    Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996. See "Description of Business—Broadway Financial Corporation."

    The Company's principal business is serving as the holding company for Broadway Federal and BankSmart. Prior to the completion of the Conversion, the Company had no assets or liabilities and did not conduct any business other than that of an organizational nature.

    The Company's and Broadway Federal's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. As of and for the year ended December 31, 2000, the operations of BankSmart are insignificant to the operations of the Company.

    For the years ended December 31, 2000 and 1999, the Company recorded net earnings of $677,000, or $0.74 per diluted common share, and $358,000, or $0.35 per diluted common share, respectively. At December 31, 2000 and 1999, respectively, the Company had total consolidated assets of $167.9 million and $166.3 million; total deposits of $141.6 million and $134.0 million; and stockholders' equity of $14.0 million and $13.8 million, representing 8.33% and 8.30% of assets. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 2000 and 1999, with tangible and core capital each at 7.42% and 6.97% and risk-based capital at 13.26% and 10.08%, respectively.

    The southern California economy and real estate markets in the Company's lending area have remained strong during the year. The Company's level of non-performing assets declined from December 31, 1999, both in total dollar amount and as a percentage of total assets. The Company includes non-accrual loans 90 days or more past due and REO in determining its level of non-performing assets. At December 31, 2000, the Company reported $489,000 in non-performing assets compared to $1.9 million at December 31, 1999.

    Interest Rate Sensitivity.  Interest rate risk is the exposure of Broadway Federal's current and future earnings and equity capital arising from adverse movements in interest rates. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with those of the Company's interest-bearing liabilities. During a period of falling interest rates, the net earnings of an institution whose interest rate sensitive assets maturing or repricing during such period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the period may, absent offsetting factors, be adversely affected due to its interest-earning assets repricing to a lesser extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, the net earnings of an institution may, also absent offsetting factors, increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. For extended time periods, however, an institution with a large portfolio of ARMs may not be protected from increases in interest rates since ARMs generally have periodic and lifetime interest rate caps. Additionally, Broadway Federal's ARMs are predominantly tied to the COFI, which is a "lagging" market index, whereas its deposit costs are not. Rapid increases in interest rates could therefore have a negative impact on Broadway Federal's earnings. Declining interest rates have, in general, benefited Broadway Federal primarily due to the effect of the lagging market index which has resulted in the interest income earned on loans declining at a slower rate than interest expense paid on deposits. This effect of the lagging index, however, has been partially offset by the increase in refinancings of portfolio loans to lower yielding loans.

    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARMs, which are generally repriced at least semi-annually and indexed to the COFI and the Treasury.

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

    Net Portfolio Value.  Net portfolio value ("NPV") is the difference between the present value of expected future cash flows of the Company's assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario.

    The following tables present Broadway Federal's NPV as of December 31, 2000 and 1999. This information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal and is based upon data and assumptions about how interest rate changes affect Broadway Federal's interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2000
Change in Interest Rates in Basis Points (Rate Shock)	Amount	NPV Dollar Change	Percent Change(1)	Change in NPV as Percent of Present Value of Assets
(Dollars in thousands)
300	$18,260	$(640)	(3)%	0.11%
200	$18,487	$(413)	(2)%	0.80%
100	$19,070	$170	1%	0.25%
Zero	$18,900	$—	—	—%
(100)	$18,433	$467	(2)%	(0.40)%
(200)	$17,743	$1,157	(6)%	(1.16)%
(300)	$16,155	$2,745	(15)%	(1.78)%
Net Portfolio Value as of December 31, 2000
Change in Interest Rates in Basis Points (Rate Shock)	Amount	NPV Dollar Change	Percent Change(1)	Change in NPV as Percent of Present Value of Assets
(Dollars in thousands)
300	$15,741	$(2,609)	(14)%	(1.28)%
200	$16,838	$(1,512)	(8)%	(0.72)%
100	$17,744	$(605)	(3)%	(0.28)%
Zero	$18,349	$—	—	0.00%
(100)	$18,621	$272	1%	0.10%
(200)	$19,113	$763	4%	0.31%
(300)	$19,754	$1,404	8%	0.59%

(1)
Percentage changes less than 1% not shown.

    The above table suggests that in the event of a 200 basis point change in interest rates at December 31, 2000 and 1999, Broadway Federal would experience a (2)% and an (8)% decrease, respectively, in NPV in a rising rate environment and a (6)% decrease and a 4% increase, respectively, in NPV in a declining rate environment.

    In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "—Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

    Market Risk.  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 2000. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments. Similarly, substantially all the Company's investment securities portfolio is comprised of callable government agency securities.

Expected Maturity Date

	Fiscal Year Ended December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Earnings Assets:
Loans receivable(1)(2)(3)
Fixed	$6,032	$3,246	$2,532	$1,731	$1,261	$3,378	$18,180	$19,124
Average interest rate	9.10%	9.24%	9.13%	8.82%	8.53%	8.10%	8.88%
Adjustable	$92,222	$6,607	$5,208	$5,781	$1,243		$111,061	$112,194
Average interest rate	8.39%	8.54%	8.42%	8.26%	8.26%		8.39%
Investment securities(4)	$10,623						$10,623	$10,557
Average interest rate	6.03%						6.03%
Mortgage backed securities(5)(6)
Fixed	$1,772	$1,324	$1,066	$857	$689	$2,747	$8,455	$8,444
Average interest rate	7.02%	7.02%	7.01%	7.01%	7.00%	6.98%	7.00%
Adjustable	$2,293						$2,293	$2,296
Average interest rate	7.39%						7.39%
Interest bearing deposits	$289						$289	$289
Average interest rate	5.25%						5.25%
FHLB stock	$1,316						$1,316	$1,316
Average interest rate	6.65%						6.65%
Total interest earning assets	$114,547	$11,177	$8,806	$8,369	$3,193	$6,125	$152,217	$154,220
Interest Bearing Liabilities:
Savings accounts
NOW accounts(7)	$1,964	$1,630	$1,353	$1,123	$932	$4,553	$11,555	$11,555
Average interest rate	0.58%	0.58%	0.58%	0.58%	0.58%	0.58%	0.58%
Passbook accounts(8)	$4,453	$3,696	$3,067	$2,546	$2,113	$10,317	$26,192	$26,192
Average interest rate	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%
Certificate accounts(9)	$67,091	$11,496	$7,643	$1,991	$3,235		$91,456	$91,440
Average interest rate	5.74%	6.39%	4.86%	5.50%	6.46%		5.77%
Money Market funds(10)	$1,677	$1,124	$2,282				$5,083	$5,083
Average interest rate	3.78%	3.78%	3.78%				3.78%
Federal Home Loan Bank advances
Fixed rate borrowing	$3,000	$2,500	$4,500				$10,000	$10,156
Average interest rate	6.64%	6.76%	6.64%				6.67%
Total interest bearing liabilities	$78,185	$20,446	$18,845	$5,660	$6,280	$14,870	$144,286	$144,426

(1)
Does not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.

(2)
For fixed rate single family residential loans assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 13% to 35% for the fixed and balloon mortgage loans.

  For adjustable rate single family loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 16.90%.

  For fixed rate non-single family residential loans, assumes annual amortization and a prepayment rate 6% to 17%.

  For adjustable rate non-single family residential loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 6%.

(3)
Approximately sixty percent (60%) of the Company's adjustable rate loans change with COFI. The vast majority of these loans reprice on an average of six months or less. The remaining adjustable rate loans primarily change with a current market index such as the Treasury. All loans are subject to various market-based annual and lifetime rate caps and floors.

(4)
Investment securities of the Company are comprised of callable agency securities. As such, the securities have been reported at their anticipated call dates.

(5)
For mortgage-backed securities with single family residential loan collateral, assumes annual amortization and balloon maturities as appropriate. Assumes prepayment rates of 16% to 24% for fixed rate securities.

(6)
The Company's adjustable rate mortgage-backed securities reprice on an annual basis based upon changes in the Treasury. Various annual and lifetime market-based caps and floors exist. Assumes a prepayment rate of 16.90%

(7)
For NOW accounts, assumes a 17% decay rate for five years, with the remaining balance maturing at the end of five years.

(8)
For regular passbook savings accounts, assumes a 17% decay rate for seven years, with the remaining balance maturing at the end of seven years.

(9)
Certificate accounts, assumes stated maturities.

(10)
Money Market fund accounts, assumes a 33% decay rate, with the remaining balances maturing in the third year.

    Year 2000 Compliance.  On and subsequent to December 31, 1999, the Company experienced no problems relative to the Y2K issue that had a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company will continue to monitor its significant vendors with respect to Y2K problems they may encounter as those issues may adversely effect the Company's ability to continue operations. The Company does not believe at this time that any potential problems relative to the Y2K issue will materially impact the Company in the future. However, no assurance can be given that this will be the case.

    Average Balance Sheet.  The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields.

	For the Year Ended December 31,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$155	$10	6.45%	$155	$8	5.16%
Federal Funds sold and other short-term investments	896	44	4.91%	725	25	3.45%
Investment securities(1)	10,633	643	6.05%	10,081	619	6.14%
Loans receivable(2)(3)	127,437	10,751	8.44%	120,561	9,785	8.12%
Mortgage-backed securities(1)	11,878	750	6.31%	14,047	867	6.17%
FHLB stock	1,278	87	6.81%	1,079	56	5.19%

Total interest-earning assets	152,277	$12,285	8.07%	146,648	$11,360	7.75%

Non-interest-earning assets	12,068			12,081

Total assets	$164,345			$158,729

Liabilities and Retained Earnings
Interest-bearing liabilities:
Money market deposits	$4,463	$122	2.73%	$4,881	$91	1.86%
Passbook deposits	28,159	356	1.26%	28,857	431	1.50%
NOW and other demand deposits	17,786	93	0.52%	17,201	99	0.57%
Certificate accounts	84,642	4,392	5.19%	80,220	3,817	4.76%

Total deposits	135,050	4,963	3.67%	131,159	4,438	3.38%
FHLB advances	13,678	809	5.91%	12,286	578	4.70%

Total interest-bearing liabilities	148,728	$5,772	3.88%	143,445	$5,016	3.50%

Non-interest-bearing liabilities	1,595			1,599
Retained earnings	14,022			13,685

Total liabilities and retained earnings	$164,345			$158,729

Net interest rate spread(4)		$6,513	4.19%		$6,344	4.25%
Net interest margin(5)			4.28%			4.33%
Ratio of interest-earning assets to Interest-bearing liabilities			102.40%			102.23%
Return on average assets			0.41%			0.24%
Return on average equity			4.83%			2.84%
Average equity to average assets ratio			8.53%			8.62%

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

	Year ended December 31, 2000 compared to Year ended December 31, 1999			Year ended December 31, 1999 compared to Year ended December 31, 1998
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$—	$2	$2	$—	$4	$4
Federal funds sold and other Short term investments	6	13	19	(82)	(6)	(88)
Investment securities, net	34	(10)	24	87	(9)	78
Loans receivable, net	558	408	966	1,136	19	1,155
Mortgage backed securities, net	(134)	17	(117)	502	27	529
FHLB stock	10	21	31	7	(10)	(3)

Total interest-earning assets	474	451	925	1,650	25	1,675

Interest-bearing liabilities:
Money market deposits	(8)	39	31	6	1	7
Passbook deposits	(10)	(65)	(75)	14	(94)	(80)
NOW and other demand deposits	3	(9)	(6)	15	15	30
Certificate accounts	211	364	575	494	(249)	245
FHLB advances	65	166	231	549	(119)	430

Total interest-bearing liabilities	261	495	756	1,078	(446)	632

CHANGE IN NET INTEREST INCOME	$213	$(44)	$169	$572	$471	$1,043

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

  General

    The Company recorded net earnings of $677,000 or $0.74 per diluted common share, for the year ended December 31, 2000, compared to net earnings of $358,000 or $0.35 per diluted common share, for the year ended December 31, 1999. During the year ended December 31, 2000, net earnings were negatively impacted by the pretax accrual of estimated exit costs of $171,000 as a result of the decision to close the Company's SmartCopy operations and a pretax loss of $58,000 from savings operations. Offsetting these charges was a pretax gain from casualty insurance reimbursement of $178,000. During the year ended December 31, 1999, net earnings were negatively impacted by $762,000 in pretax savings operations losses and litigation settlement costs, offset by a pretax gain from casualty insurance reimbursement of $680,000. Net earnings adjusted to exclude these non-core items were $706,000 and $407,000 for the years ended December 31, 2000 and 1999, respectively. The net earnings for 2000 were also impacted by the net effect of offsetting factors, which included higher net interest income, higher provision for loan losses, lower non-interest income and lower non-interest expense.

  Interest Income

    Interest income increased by $925,000, or 8.14%, from $11.4 million for the year ended December 31, 1999 to $12.3 million for the same period in 2000. This increase was primarily the result of an increase in average interest-earning assets of $5.6 million, to $152.3 million for the year ended December 31, 2000 from $146.6 million for the same period a year ago. The increase in average interest-earning assets resulted from Broadway Federal's focus on increasing its loan and investment portfolios.

    The average yield on such assets increased from 7.75% during the year ended December 31, 1999 to 8.07% during the year ended December 31, 2000. Interest income from loans, which accounted for approximately 88% of total interest income in 2000, increased by $966,000, or 9.87%, due to a $6.9 million, or 5.70%, increase in the average balance of loans and a 32-basis point increase in the average yield on such loans from 8.12% during 1999 to 8.44% during 2000. Interest income from mortgage-backed securities decreased $117,000, or 13.49%, from $867,000 in 1999 to $750,000 in 2000, primarily due to a $2.2 million, or 15.44%, decrease in the average balance of mortgage-backed securities, offset by a 14-basis point increase in the average yield on such securities from 6.17% during 1999 to 6.31% during 2000. Interest income from investment securities increased $24,000 or 3.88%, from $619,000 in 1999 to $643,000 in 2000, primarily due to a $552,000, or 5.48% increase in the average balance of investment securities to $10.6 million during 2000, from $10.1 million during 1999, offset by a 9-basis point decrease in the average yield on investment securities to 6.05% during 2000 from 6.14% during 1999.

    Other interest income increased $52,000 or 58.43% from $89,000 in 1999 to $141,000 in 2000, primarily due to an increase in income from the Company's average investments in FHLB stock, federal funds sold and other short-term investments. The average balance of FHLB stock increased $199,000 or 18.40% and the average yield on such stock increased 162-basis points, from 5.19% in 1999 to 6.81% in 2000. The average balance of federal funds sold and other short-term investments increased $171,000 or 23.50% and the average yield on such investments increased 146-basis points, from 3.45% in 1999 to 4.91% in 2000.

  Interest Expense

    Interest expense includes interest on savings deposits and on borrowings. Interest expense increased $756,000, or 15.07%, for the year ended December 31, 2000, to $5.8 million, from $5.0 million for the same period a year ago. This increase was primarily the result of an increase in average interest-bearing liabilities of $5.3 million, to $148.7 million for the year ended December 31, 2000 from $143.4 million for the same period a year ago. Interest on savings deposits, which accounted for approximately 86% of interest expense in 2000, increased by $525,000 or 11.83%, due to a $3.9 million, or 2.97%, and a 29-basis point increase in the average cost of deposits from 3.38% for 1999 to 3.67% for 2000.

    Net interest spread ("NIS"), which represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities, decreased from 4.25% at December 31, 1999 to 4.19% at December 31, 2000. This 6-basis point decrease in NIS primarily results from higher cost of deposits and borrowings, offset by slightly higher yields on interest-earning assets between 1999 and 2000. Management continues to take steps that are intended to stabilize core earnings, which include (i) increasing loan originations, specifically multi-family originations, which have higher yields and larger margins over the stated index; (ii) increasing the level of non-interest bearing checking deposits; and (iii) attempting to hold deposit rates on jumbo and other certificate accounts to levels which are less than or equal to related Federal Home Loan Bank borrowing rates.

  Provision for Loan Losses

    The provision for loan losses increased by $60,000, or 20.0%, from $300,000 for the year ended December 31, 1999 to $360,000 for the year ended December 31, 2000. The higher provision results from management's ongoing analysis of the Company's allowance for loan losses, which in turn is impacted by the level of charge-offs during the period. For the year ended December 31, 2000 loan charge-offs totaled $378,000, as compared to $12,000 for the same period in 1999. The increase in the provision during 2000 was also impacted by the slight increases in the secured multi-family and unsecured loan portfolios as compared to the prior year. These loans are generally viewed as exposing the lender to a greater risk of loss than one-to-four family residential loans.

    Total non-performing assets, consisting of non-accrual loans and REO, decreased by $1.3 million, from $1.9 million at December 31, 1999 to $632,000 at December 31, 2000. The decrease consisted of a $800,000 decrease in non-accrual loans, coupled with a $500,000 decrease in REO. As a percentage of total assets, non-performing assets were 1.15% at December 31, 1999, compared to 0.38% at December 31, 2000. The allowance for loan losses was 103.15% of non-performing loans at December 31, 1999, compared to 224.84% at December 31, 2000. Non-accrual loans at December 31, 2000 included three loans totaling $164,000 secured by one- to four-unit properties and three unsecured loans for $468,000. Management considers the level of non-performing assets, the regional economic conditions and relevant real estate values and other factors when assessing the adequacy of the allowance for loan losses. The southern California economy and real estate markets in the Company's primary lending area continued to be strong during 2000, and management considers the level of allowance for loan losses at December 31, 2000 to be adequate. However, even though the local economy and real estate markets were strong during 2000, there can be no assurance that non-performing assets will not increase and that the Company will not have to establish additional loss provisions based upon future events.

  Non-interest Income

    Non-interest income decreased by $430,000, or 36.32%, to $754,000 for the year ended December 31, 2000, from $1.2 million for the same period a year ago. The decrease is due to a number of offsetting factors. Loss on sale of mortgage loans decreased $48,000, from a $164,000 loss in 1999 to a $116,000 loss in 2000. The losses were due to fluctuations in market interest rates, resulting in a diminution in the value of such assets. Gain on casualty insurance reimbursement decreased from $680,000 in 1999 to $178,000 in 2000. Insurance proceeds received in 2000 consisted of $171,000 relating to recovery of savings losses that occurred in 1999 and $7,000 in property damage reimbursements that occurred in 2000. Insurance proceeds received in 1999 related to casualty insurance reimbursements from the 1992 destruction of the Company's headquarters. Income from service charges increased during 2000 to $588,000 compared to $501,000 in 1999, primarily due to an increase in service fees collected on customer deposit accounts.

  Non-interest Expense

    Non-interest expense decreased by $904,000, or 13.64%, to $5.7 million for the year ended December 31, 2000, from $6.6 million for the same period a year ago. The decrease in non-interest expense was primarily due to decreases in advertising and promotional expenses, professional services, net real estate operations and other expenses, which primarily include decreases in branch losses, litigation settlements and other non-interest expenses. These decreases were primarily offset by an increase in occupancy expense.

    Professional services include audit, legal and other consulting expenses. Professional services decreased by $157,000 or 35.36% for the year ended December 31, 2000, as compared to the same period a year ago, primarily due to lower legal costs incurred in 2000 compared to 1999.

    For the year ended December 31, 2000, real estate operations, net decreased $164,000 to $(87,000), compared to $77,000 during the same period in the prior year. The decrease in expenses between 1999 and 2000 primarily resulted from the sale of REO properties for amounts in excess of their carrying values.

    Other non-interest expense decreased $843,000, or 61.18%, from $1.4 million in 1999 to $535,000 in 2000. The decrease was primarily due to a $427,000 decrease in branch losses and a $237,000 decrease in litigation settlement costs. Branch losses decreased by $427,000 to $103,000 for the year ended December 31, 2000. The decrease in branch losses resulted from improvements in internal controls, oversight and monitoring. Specifically, the Company has enhanced internal controls, increased internal audits of the Savings department, improved deposit account opening procedures, including enhanced credit and background reviews of new customers, increased monitoring and senior level review of large transactions, coordinated efforts with outside vendors to increase security oversight, enhanced credit and background reviews of new hires, and utilized independent security consultants to review and recommend security and internal control initiatives.

    Litigation settlement expenses decreased $237,000 during the year ended December 31, 2000 as the Company settled or paid all known legal claims in 1999 for which it reasonably believed that a liability might exist. See "  Legal Proceedings". Other non-interest expense decreased by $128,000 from $406,000 in 1999 to $278,000 in 2000. The decrease resulted primarily from a $139,000 loss in 1999 on loans previously classified as held-for-sale that were reclassified as portfolio loans. The losses were due to fluctuations in market interest rates resulting in a diminution in the value of such assets.

    Occupancy expense, net increased $222,000, or 18.66% from $1.1 million in 1999 to $1.4 million in 2000. The increase was primarily attributable to an increase in depreciation expense caused by the addition of the Exposition Park savings branch in August 1999, an increase in equipment lease expenses for SmartCopy and the accrual of equipment lease termination costs for the Company's SmartCopy operations. The equipment lease termination costs of $136,000 was included in 2000 as part of the estimated exit costs from the SmartCopy operations. The Company decided to close the copy/postal stores that operated in two of the Bank's branch lobbies because they were not profitable. The SmartCopy operations incurred an after-tax loss of $198,000 in 2000. The Company anticipates completing its exit of this activity by March 31, 2001.

  Income Taxes

    Income taxes increased by $264,000, to $507,000 for the year ended December 31, 2000, from $243,000 for the same period in 1999. The Company's effective tax rate was approximately 42.82% and 40.43%, respectively, for 2000 and 1999.

  Comparison of Financial Condition at December 31, 2000 and December 31, 1999

    Total assets at December 31, 2000 were $168.0 million, as compared to $166.3 million at December 31, 1999, an increase of $1.7 million, or 1.02%. Net loans receivable, including loans held-for-sale, decreased $2.4 million to $126.9 million at December 31, 2000, as compared to $129.3 million at December 31, 1999. The decrease in net loans resulted from $17.0 million in loan originations, offset primarily by $13.8 million in principal repayments and $5.5 million in loan sales. Investment and mortgage-backed securities decreased $2.4 million, from $23.8 million at December 31, 1999 to $21.4 million at December 31, 2000. The decrease in investment and mortgage-backed securities resulted from the principal reductions on mortgage-backed securities during the year. Office properties and equipment decreased $176,000, to $6.3 million at December 31, 2000, primarily as a result of depreciation expense.

    Total liabilities at December 31, 2000 were $154.0 million, as compared to $152.5 million at December 31, 1999. The $1.5 million increase is primarily attributable to a $7.6 million increase in savings deposits, and a $736,000 increase in other liabilities offset by a $6.9 million decrease in advances from the FHLB.

    Total capital at December 31, 2000 was $14.0 million, as compared to $13.8 million at December 31, 1999, representing an increase of $176,000. Capital increased due to net earnings of $677,000 for the year, a $113,000 increase in the Employee Stock Ownership Plan ("ESOP"), a $46,000 increase in retained earnings, offset by $210,000 in cash dividends paid, a $236,000 increase in Treasury stock and a $214,000 decrease to additional paid-in capital. The decrease in additional paid-in capital results from an adjustment to properly reflect compensation expense relative to the ESOP in accordance with Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Option Plans."

  Liquidity and Capital Resources

    Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

    The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's average liquidity ratios were. 12.87% and 14.86% for the years ended December 31, 2000 and 1999, respectively. The relatively high liquidity ratio results from the fact that Conversion proceeds, which the Company has not yet invested into Bank loans, are held as investments in treasury securities and federal agency obligations, which are included in the liquidity ratio under OTS regulations. Management's goal is to reduce the liquidity ratio to a range of 10% to 12% as part of the Company's strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

    The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances. At December 31, 2000 and 1999, FHLB advances totaled $10.0 million and $16.9 million, respectively. During the years ended December 31, 2000 and 1999, Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $4.4 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. Loans originated for sale, net of refinances, totaled $3.1 million and $11.5 million for the years ended December 31, 2000 and 1999, respectively. Proceeds from the sale of loans receivable held-for-sale totaled $5.4 million and $11.4 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in investing activities consists primarily of disbursements for loan originations and purchases of loans and investments, offset by principal collections on loans and proceeds from the sale, maturity or redemption of investments. Disbursements on loans originated and purchased were $14.4 million and $39.4 million for the years ended December 31, 2000 and 1999, respectively. Proceeds from loan principal repayments were $13.8 million and $18.4 million for the years ended December 31, 2000 and 1999, respectively. Purchases of investment securities and mortgage-backed securities held to maturity were $-0- and $9.1 million for the years ended December 31, 2000 and 1999, respectively. Proceeds from the sale, maturity or redemption and principal payments of mortgage-backed and investment securities were $2.3 million and $5.9 million for the years ended December 31, 2000 and 1999, respectively. Capital expenditures for office properties and equipment for the years ended December 31, 2000 and 1999 totaled $199,000 and $1.6 million, respectively. Net cash provided by financing activities was derived from an increase in savings deposits and advances from the FHLB. The net increase in savings deposits for the year totaled $7.6 million. The net decrease in advances from the FHLB for the year totaled $6.9 million.

    At December 31, 2000, the Company had no outstanding commitments to originate loans or to purchase loans. The Company anticipates that it will have sufficient funds available to meet its future loan origination commitments. Certificates of deposits that have contractual maturities of one year or less from December 31, 2000, totaled $66.1 million. If a significant portion of the maturing certificates is not renewed at maturity, the Company's other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

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

Item 7. FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

    See Index to Financial Statements of Broadway Financial Corporation on Page F-1 and the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page F-2.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Director's and Executive Officers" and "Voting Securities and Principal Holders Thereof", to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders (the "Company's 2001 Proxy Statement").

Item 10. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement, under the caption "Executive Compensation Benefits and Related Matters".

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

    The information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof".

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number
3.1	Form of Certificate of Incorporation of the Company (contained in Exhibit 2.1)
3.2	Form of Bylaws of the Company (contained in Exhibit 2.1)
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3	Form of Certificate of Designation for the Series A Preferred Stock (contained in Exhibit C to the Plan of Conversion in Exhibit 2.1 hereto)
10.1	Form of Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	Form of ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3	Form of Severance Agreement among the Company, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors
10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors
10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors
10.7	Broadway Financial Corporation Long Term Incentive Plan
16.1	Letter on Change in Certifying Accountant (filed by Registrant as part of Form 8-K on November 25, 1998)
21.1	Subsidiaries of the Company (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
23.1	Consent of KPMG LLP

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

(b)
Reports on Form 8-K

    None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION
By:	/s/ PAUL C. HUDSON Paul C. Hudson Chief Executive Officer and President

Date: March 27, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ PAUL C. HUDSON Paul C. Hudson Chief Executive Officer, President and Director (Principal Executive Officer)	Date: March 27, 2001
/s/ BOB ADKINS Bob Adkins Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 27, 2001
/s/ ELBERT T. HUDSON Elbert T. Hudson Chairman of the Board	Date: March 27, 2001
/s/ KELLOGG CHAN Kellogg Chan Director	Date: March 27, 2001
/s/ DR. WILLIS K. DUFFY Dr. Willis K. Duffy Director	Date: March 27, 2001

/s/ ROSA M. HILL Rosa M. Hill Director	Date: March 27, 2001
/s/ A. ODELL MADDOX A. Odell Maddox Director	Date: March 27, 2001
/s/ LYLE A. MARSHALL Lyle A. Marshall Director	Date: March 27, 2001
/s/ LARKIN TEASLEY Larkin Teasley Director	Date: March 27, 2001
/s/ DANIEL A. MEDINA Daniel A. Medina Director	Date: March 27, 2001

Broadway Financial Corporation and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2000 and 1999

Independent Auditors' Report

The Board of Directors and Stockholders
Broadway Financial Corporation:

    We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Los Angeles, California
February 9, 2001

Broadway Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2000	1999
Assets
Cash	$5,367,000	$3,135,000
Federal funds sold	4,900,000	—
Investment securities held-to-maturity (fair value of $10,557,000 at December 31, 2000 and $10,302,000 at December 31, 1999)	10,623,000	10,623,000
Mortgage-backed securities held-to-maturity (fair value of $10,740,000 at December 31, 2000 and $12,852,000 at December 31, 1999)	10,748,000	13,210,000
Loans receivable, net	126,815,000	126,871,000
Loans receivable held for sale, at lower of cost or fair value	59,000	2,458,000
Accrued interest receivable	1,071,000	1,013,000
Real estate acquired through foreclosure, net	—	515,000
Federal Home Loan Bank stock, at cost	1,316,000	1,229,000
Office properties and equipment, net	6,357,000	6,533,000
Other assets	670,000	717,000

Total assets	$167,926,000	$166,304,000

Liabilities and stockholders' equity
Deposits	$141,594,000	$133,984,000
Advances from Federal Home Loan Bank	10,000,000	16,900,000
Advance payments by borrowers for taxes and insurance	194,000	192,000
Deferred income taxes	402,000	605,000
Other liabilities	1,759,000	822,000

Total liabilities	153,949,000	152,503,000
Commitments and contingent liabilities	—	—
Stockholders' equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at December 31, 2000 and 1999, respectively	1,000	1,000
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 901,333 and 932,494 shares at December 31, 2000 and 1999, respectively	10,000	10,000
Additional paid-in capital	9,460,000	9,674,000
Retained earnings—substantially restricted	5,322,000	4,809,000
Treasury stock—60,402 and 29,241 shares, at cost at December 31, 2000 and 1999, respectively	(554,000)	(318,000)
Unearned ESOP shares	(262,000)	(375,000)

Total stockholders' equity	13,977,000	13,801,000

Total liabilities and stockholders' equity	$167,926,000	$166,304,000

See accompanying Notes to Consolidated Financial Statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Earnings

	Year ended December 31
	2000	1999
Interest on loans receivable	$10,751,000	$9,785,000
Interest on investment securities held-to-maturity	643,000	619,000
Interest on mortgage-backed securities held-to-maturity	750,000	867,000
Other interest income	141,000	89,000

Total interest income	12,285,000	11,360,000
Interest on deposits	4,963,000	4,438,000
Interest on borrowings	809,000	578,000

Total interest expense	5,772,000	5,016,000
Net interest income before provision for loan losses	6,513,000	6,344,000
Provision for loan losses	360,000	300,000

Net interest income after provision for loan losses	6,153,000	6,044,000
Non-interest income:
Service charges	588,000	501,000
Loss on sale of loans receivable held for sale	(116,000)	(164,000)
Gain on casualty insurance reimbursement	178,000	680,000
Other	104,000	167,000

Total non-interest income	754,000	1,184,000

Non-interest expense:
Compensation and benefits	2,934,000	2,874,000
Occupancy expense, net	1,412,000	1,190,000
Advertising and promotional expense	190,000	219,000
Professional services	287,000	444,000
Real estate operations, net	(87,000)	77,000
Contracted security services	162,000	155,000
Telephone and postage	163,000	175,000
Stationary, printing and supplies	127,000	115,000
Other	535,000	1,378,000

Total non-interest expense	5,723,000	6,627,000

Earnings before income taxes	1,184,000	601,000
Income taxes	507,000	243,000

Net earnings	$677,000	$358,000
Dividends paid on preferred stock	(28,000)	(28,000)

Earnings available to common shareholders	$649,000	$330,000

Earnings per share—basic	$0.74	$0.35

Earnings per share—diluted	$0.74	$0.35

See accompanying Notes to Consolidated Financial Statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Substantially Restricted)	Treasury Stock	Unearned ESOP Shares	Total Stockholders' Equity
Balance, at December 31, 1998	$1,000	10,000	9,633,000	4,664,000	(318,000)	(437,000)	13,553,000
Net earnings for the year ended December 31, 1999	—	—	—	358,000	—	—	358,000
Cash dividends paid—2% common stock	—	—	—	(185,000)	—	—	(185,000)
Cash dividends paid—5% preferred stock	—	—	—	(28,000)	—	—	(28,000)
Allocation of Employee Stock Ownership Shares	—	—	41,000	—	—	62,000	103,000

Balance at December 31, 1999	1,000	10,000	9,674,000	4,809,000	(318,000)	(375,000)	13,801,000
Net earnings for the year ended December 31, 2000	—	—	—	677,000	—	—	677,000
Treasury stock acquired	—	—	—	—	(236,000)	—	(236,000)
Cash dividends paid—2% common stock	—	—	—	(136,000)	—	-	(136,000)
Cash dividends paid—5% preferred stock	—	—	—	(28,000)	—	-	(28,000)
Allocation of Employee Stock Ownership Shares	—	—	(214,000)	—	—	113,000	(101,000)

Balance, at December 31, 2000	$1,000	10,000	9,460,000	5,322,000	(554,000)	(262,000)	13,977,000

See accompanying Notes to Consolidated Financial Statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2000	1999
Cash flows from operating activities
Net earnings	$677,000	$358,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	375,000	395,000
Amortization of premium on loans purchased	4,000	79,000
Amortization of net deferred loan origination fees	(44,000)	29,000
Amortization of discounts and premiums on investment securities and mortgage-backed securities	120,000	118,000
Amortization of deferred compensation	(101,000)	103,000
Gain on sale of real estate acquired through foreclosure	(109,000)	(13,000)
Loss on sale of loans receivable held for sale	116,000	164,000
Gain on sale of office properties and equipment	—	(2,000)
Provision for loan losses	360,000	300,000
Provision for write-downs and losses on real estate	—	60,000
Lower of cost or fair value adjustment on loans	—	139,000
Loans originated for sale, net of refinances	(3,114,000)	(11,477,000)
Proceeds from sale of loans receivable held for sale	5,397,000	11,350,000
Changes in operating assets and liabilities:
Accrued interest receivable	(58,000)	(125,000)
Deferred income tax liability	(203,000)	(167,000)
Increase in income tax liability	414,000	114,000
Equipment lease termination costs	136,000	—
Other assets	47,000	4,000
Other liabilities	370,000	66,000

Total adjustments	3,710,000	1,137,000

Net cash provided by operating activities	4,387,000	1,495,000
Cash flows from investing activities
Loans originated, net of refinances	(14,387,000)	(39,409,000)
Principal repayment on loans	13,808,000	18,443,000
Proceeds from sale of office properties and equipment	—	3,000
Purchases of investment securities held-to-maturity	—	(4,500,000)
Purchases of mortgage-backed securities held-to-maturity	—	(4,595,000)
Proceeds from maturities and repayments of investment securities held-to- maturity	—	2,500,000
Proceeds from maturities and repayments of mortgage-backed securities held-to-maturity	2,342,000	3,362,000
Federal Home Loan Bank stock dividend	(87,000)	(242,000)
Capital expenditures for office properties and equipment	(199,000)	(1,569,000)
Proceeds from sale of real estate acquired through foreclosure	956,000	282,000

Net cash provided (used in) investing activities	2,433,000	(25,725,000)
Cash flows from financing activities
Net increase in deposits	$7,610,000	$7,986,000
(Decrease) increase in advances from the Federal Home Loan Bank	(6,900,000)	12,400,000
Dividends paid	(164,000)	(213,000)
Acquisition of Treasury stock	(236,000)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	2,000	(13,000)

Net cash provided by financing activities	312,000	20,160,000

Net increase (decrease) in cash and cash equivalents	7,132,000	(4,070,000)
Cash and cash equivalents at beginning of year	3,135,000	7,205,000

Cash and cash equivalents at end of year	$10,267,000	$3,135,000
Supplemental disclosures of cash flow information
Cash paid for interest	$5,625,000	$4,893,000

Cash paid for income taxes	$260,000	$315,000

Supplemental disclosure of non-cash investing and financing activities
Transfer of loans to real estate acquired through foreclosure	$332,000	$615,000
Transfer of loans from loans receivable HFS to loans receivable	$—	$3,584,000

See accompanying Notes to Consolidated Financial Statements

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

1. Organization

    Broadway Financial Corporation ("the Company") is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("the Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 2000, the Bank operated five retail banking offices, including a loan center, in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2. Summary of Significant Accounting Policies

    The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company's and the Bank's significant accounting policies.

  Principles of Consolidation and Presentation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and BankSmart, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2000 presentation.

    These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

  Business Segments

    Accounting standards establish requirements to disclose financial information about reportable segments in annual financial statements and require reporting of selected information about those segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The Company's management considers its operations to be segregated into two operating segments—(i) banking, through the Bank and (ii) retail services, through BankSmart, Inc. ("BankSmart"). BankSmart includes two postal/copy centers that operate inside the Bank's Exposition Park and Midtown branches. These centers operate under the name SmartCopy.

    As of December 31, 2000 and 1999, the operations of BankSmart are insignificant to the operations of the Company and are therefore not considered to be a separate reportable segment.

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

    The allowance for loan losses is maintained at an amount management considers adequate to cover probable and estimable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of factors, including current economic trends, industry experience, historical loss experience, the borrowers' ability to repay and repayment performance, probability of foreclosure, estimated collateral values, asset classifications, the Company's underwriting practices and management's assessment of credit risk inherent in the portfolio. Loans which are deemed uncollectible are charged off against the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions. In addition to management, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon their judgements of the information available at the time of examination.

    A loan is considered impaired when, based on current circumstances and events, it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Impaired loans exclude large groups of smaller balance homogenous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all loans with principal balances of less than $250,000. Loans with balances of $250,000 and greater are evaluated for impairment as part of the Bank's normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, the Company measures impairment for all collateral dependent loans at the fair value of the collateral. The accrual of interest income on impaired loans is stopped when the loan becomes impaired, and previously accrued but uncollected interest income is reversed. Interest income on impaired loans is recognized on a cash basis.

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

  Loan Sales and Servicing

    The Company from time to time sells mortgage loans and loan participations from originations or portfolios identified as held for sale. Cash proceeds from loan sales are equal to the principal amount of loans or participations with yields to the investor based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. Typically, the Company will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Earnings. The Company evaluates servicing assets for impairment in accordance with generally accepted accounting principles, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

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

Buildings	10 to 48 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	Shorter of the estimated useful lives of the assets, or the terms of the respective leases, not to exceed 15 years.

  Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

  Preferred Stock

    The Series A preferred stock is non-convertible, non-cumulative, non-redeemable and nonvoting perpetual preferred stock, with a par value of $0.01 per share. At December 31, 2000 and 1999 there were 55,199 shares outstanding.

  Cash and Cash Equivalents

    For purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

  Earnings Per Share

    The Company is required to report both basic and diluted earnings per share under generally accepted accounting principles. Basic earnings per share is determined by dividing net income available to common stockholders by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income available to common stockholders by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for all periods presented have been adjusted to reflect the 8% stock dividend distributed to stockholders in August 1998.

  Risks Associated with Financial Instruments

    The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company's financial instruments is concentrated in the Bank's loan portfolio. The Bank has established a system for monitoring the level of credit risk in its loan portfolio.

    Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers.

    The Bank's lending activities are concentrated in Southern California. The Bank currently focuses on the origination of residential mortgage loans and loans to community churches. The Bank generally requires collateral to support borrower commitments on loans receivable. The collateral may take several forms. Generally, for the Bank's mortgage loans, the collateral will be the underlying mortgaged property.

    Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in the Company's lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The majority of the Company's loans reprice based on the Eleventh District Cost of Funds Index (COFI). The repricing of COFI tends to lag market interest rates. The Company closely monitors the pricing sensitivity of its financial instruments.

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

  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133.", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to

FASB Statement No. 133." SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 required recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. As amended by SFAS Nos. 137 and 138, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the Company's consolidated results of operations or financial condition, as the Company does not hold any derivative instruments.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation.". This Interpretation clarifies issues relating to APB Opinion No. 25, "Accounting for Stock Issued to Employees". FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB Interpretation No. 44 was effective July 1, 2000. The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The implementation of FASB Interpretation No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

    In September 2000, the financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supercedes and replaces the guidance in FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 provides accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Management anticipates adoption of SFAS No. 140 will not have a material impact on the Company's financial statements.

3. Investment Securities Held-to-Maturity

    At December 31, 2000 and 1999, all of the Company's investment securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity. All investment securities are callable by the issuer.

    The following table provides a summary of investment securities held-to-maturity with a comparison of carrying and fair values:

	Carrying Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2000:
FHLB debentures	$5,623,000	$—	$48,000	$5,575,000
FNMA debentures	5,000,000	—	18,000	4,982,000

	$10,623,000	$—	$66,000	$10,557,000

December 31, 1999:
FHLB debentures	$5,623,000	$—	$184,000	$5,439,000
FNMA debentures	5,000,000	—	137,000	4,863,000

	$10,623,000	$—	$321,000	$10,302,000

    The remaining contractual maturities for investment securities held-to-maturity at December 31, 2000 are as follows:

	Contractual Maturity
	One Through Five Years	After Five Years	Total
December 31, 2000:
FHLB debentures	$5,623,000	$—	$5,623,000
FNMA debentures	5,000,000	—	5,000,000

	$10,623,000	$—	$10,623,000

    At December 31, 2000 and 1999, the Company had accrued interest receivable on investment securities held-to-maturity of $154,000 and $172,000, respectively. During the years ended December 31, 2000 and 1999, the Company had no sales of investment securities.

4. Mortgage-backed Securities Held-to-Maturity

    At December 31, 2000 and 1999, all of the Company's mortgage-backed securities are classified as held-to-maturity based on the Company's intent and ability to hold the securities to maturity.

    The following table provides a summary of mortgage-backed securities held to maturity with a comparison of carrying and fair values.

	Carrying Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2000
FNMA	$6,713,000	$16,000	$—	$6,729,000
GNMA	3,334,000	—	37,000	3,297,000
FHLMC	701,000	13,000	—	714,000

	$10,748,000	$29,000	$37,000	$10,740,000

December 31, 1999
FNMA	$8,147,000	$—	$164,000	$7,983,000
GNMA	3,862,000	—	170,000	3,692,000
FHLMC	1,201,000	—	24,000	1,177,000

	$13,210,000	$—	$358,000	$12,852,000

    The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 2000 are as follows:

	Contractual Maturity
	Within One Year	After Five Years	Total
December 31, 2000
FNMA	$—	$6,713,000	$6,713,000
GNMA	—	3,334,000	3,334,000
FHLMC	—	701,000	701,000

	$—	$10,748,000	$10,748,000

    At December 31, 2000 and 1999, the Company had accrued interest receivable on mortgage-backed securities held-to-maturity of $72,000 and $81,000, respectively. During the years ended December 31, 2000 and 1999, the Company had no sales of mortgage-backed securities.

5. Loans Receivable, Net

    The following is a summary of loans receivable, net:

	December 31
	2000	1999
Held for investment:
Real estate:
Residential:
One to four units	$37,094,000	$39,552,000
Five or more units	70,677,000	67,381,000
Non-residential	19,552,000	21,240,000
Loans secured by deposit accounts	1,139,000	877,000
Other	720,000	379,000

	129,182,000	129,429,000
Plus:
Premium on loans purchased	10,000	14,000
Less:
Loans in process	25,000	143,000
Allowance for loan losses	1,421,000	1,439,000
Deferred loan fees, net	764,000	807,000
Unamortized discounts	167,000	183,000
Loans receivable, net	$126,815,000	$126,871,000

Loans receivable held for sale:
Residential:
One to four units	$59,000	$162,000
Five or more units	—	2,296,000

Loans receivable held for sale	$59,000	$2,458,000

Weighted average interest rate	8.46%	7.81%

    Activity in the allowance for loan losses is summarized as follows:

	2000	1999
Balance at beginning of year	$1,439,000	$1,151,000
Provision for loan losses	360,000	300,000
Charge-offs	(378,000)	(12,000)

Balance at end of year	$1,421,000	$1,439,000

    The Bank had no recoveries during the years ended December 31, 2000 and 1999.

    At December 31, 2000 and 1999, the Bank had accrued interest receivable on loans of $824,000 and $760,000, respectively.

    The Bank serviced loans for others totaling $21.8 million and $18.1 million at December 31, 2000 and 1999, respectively.

    At December 31, 2000 and 1999, the Bank had loans to senior officers and directors amounting to $805,000 and $681,000, respectively. In the opinion of management, the terms of these loans are based upon the normal market for such loans.

    The following is a summary of the Bank's non-accrual loans by loan type at December 31, 2000 and 1999:

	December 31
	2000	1999
Residential real estate	$164,000	$1,280,000
Other	325,000	115,000

Total non-accrual loans	$489,000	$1,395,000

    The Bank had no restructured loans or accruing loans, that are contractually past due 90 days or more at December 31, 2000 and 1999.

    The gross amount of interest income that would have been recorded during the years ended December 31, 2000 and 1999, if non-accrual loans had been current in accordance with their original terms, was $24,000 and $110,000, respectively. For the years ended December 31, 2000 and 1999, $9,000 and $29,000, respectively, was actually received on non-accrual loans and is included in interest income on loans in the accompanying consolidated statements of earnings. The Bank had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 2000 and 1999.

    At December 31, 2000 and 1999, the total recorded investment in impaired loans was approximately $468,000 and $1.2 million, respectively. Of these amounts, $468,000 and $681,000 had a related impairment allowance totaling $468,000 and $308,000 at December 31, 2000 and 1999, respectively. Provisions for losses and any related recoveries related to impaired loans are recorded as part of the allowance for loan losses. During the years ended December 31, 2000 and 1999, the Bank's average investment in impaired loans was at $615,000 and $1.2 million, respectively, and interest income recorded on impaired loans during these periods totaled $11,000 and $83,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 2000, all impaired loans were measured using the fair value of the collateral held. At December 31, 2000, all impaired loans were unsecured fully reserved lines of credit, as compared to impaired loans secured by multi-family residential real estate at December 31, 1999.

    Substantially all of the Bank's real estate loans are secured by properties located in Southern California. At December 31, 2000 and 1999, approximately 83% and 85%, respectively, of the loan portfolio consisted of loans secured by residential real estate. In addition, approximately 15% and 16% of the loan portfolio at December 31, 2000 and 1999, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 66% and 62% of nonresidential real estate loans at December 31, 2000 and 1999, respectively.

6. Real Estate Acquired through Foreclosure, Net

    The following is a summary of real estate acquired through foreclosure, net:

	December 31
	2000	1999
Real estate acquired through foreclosure:
One to four residential units	$—	$432,000
Land	—	265,000

	—	697,000
Less: valuation allowance	—	182,000

Real estate acquired through foreclosure, net	$—	$515,000

    Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 2000 and 1999, is summarized as follows:

	2000	1999
Balance at beginning of year	$182,000	$136,000
Provision for losses	—	60,000
Charge-offs	(182,000)	(14,000)

Balance at end of year	$—	$182,000

    Real estate operations, net, are summarized as follows:

	2000	1999
Net loss from operations of foreclosed real estate	$(22,000)	$(30,000)
Net gain on sales of foreclosed real estate	109,000	13,000

	87,000	(17,000)
Provision for losses	—	(60,000)
Real estate operations, net	$87,000	$(77,000)

7. Investment in Capital Stock of the FHLB

    As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 and 1999, of $1,316,000 and $1,229,000, respectively.

8. Office Properties and Equipment, net

    Office properties and equipment consist of the following:

	December 31
	2000	1999
Land	$1,918,000	$1,918,000
Office buildings and improvements	3,986,000	3,865,000
Furniture, fixtures and equipment	1,595,000	1,532,000

	7,499,000	7,315,000
Less accumulated depreciation	(1,142,000)	(782,000)

Office properties and equipment, net	$6,357,000	$6,533,000

    During the years ended December 31, 2000 and 1999, depreciation expense totaled $375,000 and $395,000, respectively.

9. Deposits

    A summary of deposits by type of account and interest rate is as follows:

	December 31
	2000		1999
	Rate*	Amount	Rate*	Amount
Balance by account type:
NOW account and other demand deposits	0.58%	$11,555,000	1.00%	$10,098,000
Non-interest bearing demand deposits	—	7,308,000	—	6,824,000
Money market deposits	3.78	5,083,000	2.00	5,212,0000
Passbook	1.28	26,192,000	1.26	29,250,000
Fixed index	5.78	61,253,000	4.94	52,726,000
Negotiable time deposits ($100,000 or more)	5.75	30,203,000	4.56	29,874,000

		$141,594,000		$133,984,000

*Weighted average interest rate.

    The aggregate amount of time deposits equal to or exceeding $100,000 totaled $46,327,000 and $35,997,000 at December 31, 2000 and 1999, respectively.

    During the years ended December 31, 2000 and 1999 the weighted average interest rate on total deposits was 3.68% and 3.38%, respectively. At December 31, 2000 and 1999, the weighted average interest rate on total deposits was 4.15% and 3.39%, respectively.

    Deposit account maturities at December 31, 2000, are summarized as follows:

Maturity	Amount
2001	$67,090,000
2002	11,496,000
2003	7,643,000
2004	1,991,000
Thereafter	3,236,000
$91,456,000

10. Advances from the Federal Home Loan Bank

    There were $10.0 million and $16.9 million in borrowings outstanding with the FHLB as of December 31, 2000 and 1999, respectively. The outstanding borrowings at December 31, 2000 and 1999 had weighted average interest rates of 6.67% and 5.60%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $26.1 million and $28.5 million as of December 31, 2000 and 1999, respectively, and by mortgage-backed securities totaling $3.2 million and $3.6 as of December 31, 2000 and 1999, respectively. Available borrowing capacity with the FHLB approximates $26.6 million and $27.5 million as of December 31, 2000 and 1999, respectively.

    The maturities of FHLB advances are as follows (in thousands):

Year Ending December 31,
2001	$3,000
2002	2,500
2003	4,500

$10,000

11. Income Taxes

    The following is a summary of the provision for income tax expense:

	2000	1999
Current taxes:
Federal income	$606,000	$407,000
State franchise	104,000	3,000

	710,000	410,000

Deferred taxes:
Federal income	(224,000)	(185,000)
State franchise	21,000	18,000

	(203,000)	(167,000)

	$507,000	$243,000

    A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

	2000	1999
Computed "expected" federal taxes	$403,000	$204,000
Increases to taxes resulting from:
California franchise tax, net of federal income tax	82,000	14,000
Other	22,000	25,000

	$507,000	$243,000

    In prior years, the Bank had qualified under the provision of the Internal Revenue Code which allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions. Alternatively, the Bank could deduct from taxable income an allowance for bad debts based upon the experience method. Under provisions of the Small Provision Job Protection Act of 1996, the Bank lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, the Bank may continue to maintain an allowance for bad debts based on the experience method, and its tax allowance for bad debts has been maintained under such method.

    Retained earnings at December 31, 2000 and 1999 is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

    The tax effects of temporary and permanent differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

	2000	1999
Deferred tax assets:
Loan valuation allowances deferred for tax	$757,000	$573,000
Accrued liabilities	110,000	—
Lower of cost or market adjustment	69,000	—
State income taxes	46,000	—
Allowance for loss	15,000	38,000
Other	52,000	60,000

Net deferred tax assets	1,049,000	671,000

Deferred tax liabilities:
Basis difference on fixed assets	(439,000)	(382,000)
Deferred loan fees	(501,000)	(299,000)
FHLB stock dividend	(465,000)	(330,000)
Other	(46,000)	(265,000)

Total gross deferred tax liabilities	(1,451,000)	(1,276,000)

Net deferred tax liability	$(402,000)	$(605,000)

    Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of its realizability of its gross deferred tax assets, management believes that it is more likely than not that the Company will realize the tax benefit related to these assets.

    At December 31, 2000, the Company had a net current tax payable of $99,000. At December 31, 1999, the Company had a net current tax receivable of $351,000.

12. Employee Benefit Plans

  Broadway Federal 401(k) Plan

    The Bank has established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21-years of age and have been employed for at least six months prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their pretax annual salary with the Company matching up to 100 percent of the employee's contribution, not to exceed three percent of that employee's base salary. In 2000 and 1999, the Bank's contribution amounted to $42,000 and $32,000, respectively.

  Stock Incentive Plans

  Recognition and Retention Plan (RRP)

    The Bank adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and are accounted for as a reduction of stockholder's equity. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person's non-vested awards are forfeited. The expense related to the RRP for the fiscal years ended December 31, 2000 and 1999 was immaterial.

  Performance Equity Program (PEP)

    The Bank adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote the Company's growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. These shares represent deferred compensation and are accounted for as a reduction of stockholders' equity. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person's non-vested awards are forfeited. The PEP provides for "Base Grants", "Performance Grants" and High Performance Grants." Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. On November 15, 2000 the Company awarded 3,950 PEP Base Grants to employees. The new grants were awarded at a price of $8.69, representing the fair market value of the Company's stock at the date of grant. The expense related to the PEP for the fiscal years ended December 31, 2000 and 1999 was immaterial. The table below reflects the RRP and PEP activity for the periods indicated:

	Stock Programs
	PEP		RRP		Total
	Shares	Price*	Shares	Price*	Shares	Price
Outstanding at January 1, 2000	5,757	$11.00	4,872	$11.00	10,629	$11.00
Granted	3,950	8.69	—	—	3,950	8.69
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31, 2000	9,707	$10.06	4,872	$11.00	14,579	$10.37

Outstanding at January 1, 1999	6,501	$11.00	4,872	$11.00	11,373	$11.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(744)	11.00	—	—	(744)	11.00

Outstanding at December 31, 1999	5,757	$11.00	4,872	$11.00	10,629	$11.00

*At date of grant.

  Employee Stock Ownership Plan

    As part of the conversion, an Employee Stock Ownership Plan (ESOP) was established for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 62,488 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP, net of dividends paid, over a period of 10 years. At December 31, 2000 and 1999, the outstanding balance of unallocated shares was $262,000 and $375,000, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated balance sheets.

    Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant's completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant's completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Compensation expense related to the allocation of shares at December 31, 2000 and 1999 was $52,000 and $49,000, respectively.

    During the year ended December 31, 2000 and 1999, 39,347 and 32,382 shares, respectively, were allocated, leaving an unallocated balance of 28,246 and 35,211 shares at December 31, 2000 and 1999, respectively, after giving effect to an 8% stock dividend received from the Company in 1998. The fair value of unallocated ESOP shares totaled $215,000 and $169,000 at December 31, 2000 and 1999, respectively.

  Stock Option Plans

    In 1996, the stockholders of the Company ratified two stock option plans, the Company's Long-Term Incentive Plan (the "LTIP") and the 1996 Stock Option Plan for Outside Directors (the "Stock Option Plan" and together with the LTIP, the "Stock Option Plans"). During 1997, the effective date of the Stock Option Plan was changed from December 1, 1995 to August 1, 1997.

    The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company's common stock at a fixed price and are exercisable for up to 10 years from the date of grant. Such options will become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. An aggregate of 62,488 options are available for issuance under the plan. On November 15, 2000 and September 17, 1997, options to purchase 24,003 and 43,909 shares, respectively, were granted. As of December 31, 2000 none had been exercised.

    The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and the Bank by providing Outside Directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock Option Plan become vested and exercisable at the rate of twenty- percent (20%) annually commencing one year from the date of grant and are exercisable for up to ten years from the date of grant. An aggregate of 26,781 options are available for issuance under the plan. On November 15, 2000 and September 17, 1997, options to purchase 3,500 and 17,264 shares, respectively, were granted. As of December 31, 2000 none had been exercised.

    The table below reflects activity on the stock option plans for the periods indicated:

	Stock Option Plans
	LTIP		Stock Option Plan		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Price
Outstanding at January 1, 2000	38,446	$11.00	17,264	$11.00	55,710	$11.00
Granted	24,003	8.69	3,500	8.69	27,503	8.69
Exercised	—	—	—	—	—	—
Expired or canceled	—	—	—	—	—	—

Outstanding at December 31, 2000	62,449	$10.11	20,764	$10.61	83,213	$10.24

Outstanding at January 1, 1999	43,909	$11.00	17,264	$11.00	61,173	$11.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired or canceled	(5,463)	11.00	—	11.00	(5,463)	11.00

Outstanding at December 31, 1999	38,446	$11.00	17,264	$11.00	55,710	$11.00

    The following table summarizes information about the stock options outstanding at December 31, 2000 and 1999:

		Options Outstanding			Options Exercisable
Stock Option Plan	Range of Exercise Prices	Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
December 31, 2000
LTIP	$11.00	38,446	6.71 years	$11.00	23,068	6.71 years	$11.00
	8.69	24,003	9.88 years	8.69	—	—	—
Stock Option Plan	$11.00	17,264	6.71 years	$11.00	10,358	6.71 years	$11.00
	8.69	3,500	9.88 years	8.69	—	—	—
December 31, 1999
LTIP	$11.00	38,446	7.71 years	$11.00	15,378	6.71 years	$11.00
Stock Option Plan	$11.00	17,264	7.71 years	$11.00	6,905	6.71 years	$11.00

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

    The fair value of options granted by the Company in 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	5.74%
Expected volatility	30.10%
Expected dividend yield	2.00%
Expected option life	10 years
Approximate fair value of options granted	$3.46

    Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net earnings and net earnings per diluted share for 2000 and 1999 would have been as follows:

	2000	1999
Proforma net earnings	$611,000	$312,000
Proforma diluted earnings per share	0.66	0.31
Net earnings as reported	677,000	358,000
Diluted earnings per share as reported	0.74	0.35

13. Commitments and Contingent Liabilities

  Commitments

    The Company, and the Bank, have operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company, or the Bank, pay property taxes and insurance. Lease expense was approximately $296,000 in 2000 and $165,000 in 1999. Annual minimum lease commitments attributable to long-term leases at December 31, 2000 are as follows:

	Premises	Equipment	Total
Year ending December 31:
2001	$42,000	$49,000	$91,000
2002	42,000	49,000	91,000
2003	42,000	41,000	83,000
2004	42,000	37,000	79,000
2005	42,000	4,000	46,000
Thereafter through 2012	251,000	—	251,000

	$461,000	$180,000	$641,000

    The Bank had commitments to originate loans of approximately $1.1 million and $3.6 million, respectively, at December 31, 2000 and 1999. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank had no commitments to sell or purchase loans at December 31, 2000. At December 31, 1999 the Bank had $161,000 in commitments to sell and no commitments to purchase loans.

  Contingent Liabilities

    In the ordinary course of business, the Company and the Bank are defendants in various litigation matters. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and the Bank would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14. Regulatory Capital

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder (Capital Regulations) established three capital requirements—a "leveraged limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 2000 and 1999, the Bank was in compliance with such capital requirements.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2000 and 1999, the Bank's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

    The table below presents the Bank's capital ratios as compared to the requirements under FDICIA at December 31, 2000 and 1999:

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
December 31, 2000:
Leverage/Tangible Ratio	$12,334	7.42%	$6,562	4.0%	$8,315	5.0%
Tier I Risk-based ratio	$12,334	12.33%	$4,002	4.0%	$6,003	6.0%
Total Risk-based ratio	$13,270	13.26%	$8,004	8.0%	$10,004	10.0%
December 31, 1999:
Leverage/Tangible Ratio	$11,497	6.97%	$6,600	4.0%	$8,251	5.0%
Tier I Risk-based ratio	$11,497	9.24%	$4,979	4.0%	$7,468	6.0%
Total Risk-based ratio	$12,544	10.08%	$9,957	8.0%	$12,447	10.0%

    The table below presents the Bank's capital ratios as compared to the requirements under FIRREA at December 31, 2000 and 1999:

	Tangible Capital		Core Capital		Risk-Based Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
December 31, 2000:
Actual	$12,334	7.42%	$12,334	7.42%	$13,270	13.26%
Required	2,494	1.50%	6,652	4.00%	8,004	8.00%

Excess	$9,840	5.92%	$5,682	3.42%	$5,266	5.26%

December 31, 1999:
Actual	$11,497	6.97%	$11,497	6.97%	$12,544	10.08%
Required	2,475	1.50%	6,600	4.00%	9,957	8.00%

Excess	$9,022	5.47%	$4,897	2.97%	$2,587	2.08%

15. Restructuring

    As of December 31, 2000 the Company decided to close the SmartCopy postal/copy centers because they were not profitable. Included in the current year's earnings are accruals of $171,000 for the estimated exit costs of this activity. This includes $136,000 for equipment lease termination costs, $22,000 for asset impairment write-offs and $13,000 for employee severance costs. Since December 31, 2000 there has been $5,000 in cash charges and $3,000 in non-cash charges to this accrued liability. The Company anticipates completing its exit of this activity by March 31, 2001.

16. Fair Values of Financial Instruments

    Pursuant to applicable accounting standards the Company has included the following information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

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

    The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999.

December 31, 2000	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$10,267,000	$10,267,000
Investment securities	10,623,000	10,557,000
Mortgage-backed securities	10,748,000	10,740,000
Loans receivable	126,815,000	131,318,000
Loans receivable held for sale	59,000	59,000
Federal Home Loan Bank stock	1,316,000	1,316,000
Liabilities:
Deposits	141,594,000	141,578,000
Federal Home Loan Bank advances	10,000,000	10,156,000
December 31, 1999	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$3,135,000	$3,135,000
Investment securities	10,623,000	10,302,000
Mortgage-backed securities	13,210,000	12,852,000
Loans receivable	126,871,000	123,956,000
Loans receivable held for sale	2,458,000	2,458,000
Federal Home Loan Bank stock	1,229,000	1,229,000
Liabilities:
Deposits	133,984,000	134,220,000
Federal Home Loan Bank advances	16,900,000	16,900,000

17. Earnings Per Share

    For the years ended December 31, 2000 and 1999, basic earnings per share are computed based on earnings available to common stockholders and the weighted average number of shares for each respective year.

    The Company's stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS at December 31, 2000 and 1999. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding.

    The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31,
	2000			1999
	Income (Numerator)	Avg. Shares (Denominator)	Per-Share Amount	Income (Numerator)	Avg. Shares (Denominator)	Per-Share Amount
Net earnings	$677,000	—	—	$358,000	—	—
Less: Preferred stock dividends	(28,000)	—	—	(28,000)	—	—

Earnings per common share-basic
Earnings available to common stockholders	$649,000	882,325	$0.74	$330,000	932,494	$0.35
Effect of dilutive securities
Stock Programs	—	—	—	—	—	—
Stock Option Programs	—	—	—	—	—	—

Earnings per common share-diluted
Earnings available to common stockholders plus assumed conversions	$649,000	882,325	$0.74	$330,000	932,494	$0.35

    The effect of stock programs and stock option programs are excluded from the calculation of Earnings per common share—diluted as the inclusion of such options would have an anti-dilutive effect.

18. Unaudited Quarterly Financial Data

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Interest income	$3,067	$3,055	$3,025	$3,138	$12,285
Interest expense	1,390	1,377	1,447	1,558	5,772
Net interest income	1,677	1,678	1,578	1,580	6,513
Provision for loan losses	90	90	90	90	360
Income before taxes	281	384	519	—	1,184
Net earnings (loss)	167	228	282	—	677
Basic earnings (loss) per share	.17	.24	.32	(.01)	0.74
Diluted earnings (loss) per share(1)	.17	.24	.32	(.01)	0.74
Market range:
High market price	7.75	8.56	9.31	8.94	9.31
Low market price	4.63	6.25	7.00	6.75	4.63
1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Interest income	$2,642	$2,746	$2,974	$2,998	$11,360
Interest expense	1,140	1,197	1,339	1,340	5,016
Net interest income	1,502	1,549	1,635	1,658	6,344
Provision for loan losses	75	75	75	75	300
Income before taxes	148	(112)	542	23	601
Net earnings (loss)	87	(65)	320	16	358
Basic earnings (loss) per share	.09	(.08)	.34	.01	0.74
Diluted earnings (loss) per share(1)	.09	(.08)	.33	.01	0.74
Market range:
High market price	8.75	7.00	7.63	7.00	8.75
Low market price	6.50	6.00	5.13	4.63	4.63

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

19. Parent Company Financial Information

    This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company's principal business is serving as a holding company for the Bank and BankSmart, Inc. The parent company's primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception there have been no dividends paid to the parent company by the Bank or Banksmart, Inc.

  Statements of Financial Condition

	December 31
	2000	1999
	(In thousands)
Assets
Cash	$161	$848
Investment securities held-to-maturity	1,000	1,000
Accrued interest	21	21
Investment in subsidiaries	12,391	11,752
Other assets	481	237

	$14,054	$13,858

Liabilities and stockholders' equity
Other liabilities	$77	$57
Stockholders' equity	13,977	13,801

	$14,054	$13,858

  Statements of Earnings

	Year ended December 31
	2000	1999
	(In thousands)
Interest income	$63	$71
Other income	187	—
Other expense	215	218
Income tax (benefit) expense	13	(62)

Earnings before equity in undistributed earnings of subsidiaries	22	(85)
Equity in undistributed earnings of subsidiaries	655	443

Net earnings	$677	$358

  Statements of Cash Flows

	Year ended December 31
	2000	1999
	(In thousands)
Cash flows from operating activities
Net earnings	$677	$358
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(655)	(443)
Increase in other assets	(244)	(85)
Increase in other liabilities	20	2
Other	(85)	104

Total adjustments	(964)	(422)

Net cash used in operating activities	(287)	(64)

Cash flows from investing activities
Investment in Banksmart, Inc.	—	(100)

Net cash used in investing activities	—	(100)

Cash flows from financing activities
Stock repurchased	(236)	—
Dividends paid	(164)	(214)

Net cash used in financing activities	(400)	(214)

Net decrease in cash and cash equivalents	(687)	(378)
Cash and cash equivalents, beginning of year	848	1,226

Cash and cash equivalents, end of year	$161	$848

QuickLinks

BROADWAY FINANCIAL CORPORATION ANNUAL REPORT ON FORM 10-KSB
PART I
PART II
SIGNATURES
Broadway Financial Corporation and Subsidiaries Consolidated Financial Statements Years ended December 31, 2000 and 1999
Contents
Broadway Financial Corporation and Subsidiaries Consolidated Balance Sheets
Broadway Financial Corporation and Subsidiaries Consolidated Statements of Earnings
Broadway Financial Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
Broadway Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
Broadway Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2000 and 1999