Form 10QSB
period 2001-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2001-05-15
CIK 1001171

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For transition period from_________ to__________
Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)
Delaware	95-4547287
(State of Incorporation)	(IRS Employer Identification No.)
4800 Wilshire Boulevard, Los Angeles, California 90010
(Address of Principal Executive Offices)
(323) 634-1700
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 901,333 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of May 11, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2001	2000

Assets:

Cash	$4,452	$5,367
Federal funds sold	24,200	4,900
Investment securities held to maturity	4,000	10,623
Mortgage-backed securities held to maturity	9,991	10,748
Loans receivable, net	125,246	126,815
Loans receivable held for sale, at lower of cost or fair value	-	59
Accrued interest receivable	1,006	1,071
Investments in capital stock of Federal Home Loan Bank, at cost	1,338	1,316
Office properties and equipment, net	6,344	6,357
Other assets	654	670

Total assets	$177,231	$167,926

Liabilities and stockholders' equity

Deposits	$151,262	$141,594
Advances from Federal Home Loan Bank	10,000	10,000
Advance payments by borrowers for taxes and insurance	5	194
Deferred income taxes	402	402
Other liabilities	1,441	1,759

Total liabilities	163,110	153,949
Stockholders' Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at March 31, 2001 and December 31, 2000	1	1
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 901,333 shares at March 31, 2001 and December 31, 2000	10	10
Additional paid-in capital	9,459	9,460
Retained earnings-substantially restricted	5,451	5,322
Treasury stock, at cost-60,402 shares at March 31, 2001 and December 31, 2000	(554)	(554)
Unearned Employee Stock Ownership Plan shares	(246)	(262)

Total stockholders' equity	14,121	13,977

Total liabilities and stockholders' equity	$177,231	$167,926

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2001	2000

Interest on loans receivable	$2,735	$2,686
Interest on investment securities held-to-maturity	95	165
Interest on mortgage-backed securities held-to-maturity.	170	199
Other interest income	234	17

Total interest income	3,234	3,067

Interest on deposits	1,491	1,146
Interest on borrowings	165	244

Total interest expense	1,656	1,390

Net interest income before provision for loan losses	1,578	1,677

Provision for loan losses	30	90

Net interest income after provision for loan losses	1,548	1,587

Non-interest income:
Service charges	145	124
Gain (loss) on loans receivable held for sale	1	(6)
Other	28	18
Total non-interest income	174	136

Noninterest expense:
Compensation and benefits	831	668
Occupancy expense, net	254	290
Advertising and promotional expense	50	33
Professional services	41	86
Real estate operations, net	-	12
Contracted security services	39	38
Telephone and postage	56	45
Stationary, printing and supplies	25	28
Other	111	242
Total noninterest expense	1,407	1,442

Earnings before income taxes	315	281

Income taxes	134	114

Net earnings	181	167

Dividends paid on preferred stock	(7)	(7)

Earnings available to common shareholders	$174	$160

Earnings per share-basic	$0.20	$0.17
Earnings per share-diluted	$0.20	$0.17
Dividend declared per share-common stock	$0.05	$0.05

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000

Cash flows from operating activities
Net earnings	$181	$167

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	91	88
Amortization of premium on loans purchased	1	1
Amortization of net deferred loan origination fees	16	(1)
Amortization of discounts and premium on securities	21	32
Amortization of deferred compensation	14	26
Loss on sale of real estate acquired through foreclosure	-	4
Loss (gain) on sale of loans receivable held for sale	(1)	6
Provision for loan losses	30	90
Lower of cost or fair value adjustment on loans receivable held for sale	-	96
Loans originated for sale, net of refinances	-	(3,444)
Proceeds from sale of loans receivable held for sale	60	1,740
Changes in operating assets and liabilities:
Accrued interest receivable	65	(40)
Other assets	16	(20)
Other liabilities	(318)	(62)

Total adjustments	(5)	(1,484)

Net cash provided by (used in) operating activities	176	(1,317)

Cash flows from investing activities
Loans originated, net of refinances	(2,696)	(2,828)
Principal repayment on loans	4,218	3,311
Purchases of investment securities held-to-maturity	(1,000)	-
Proceeds from maturities of investment securities held-to-maturity	7,624	-
Proceeds from maturities of mortgage-backed securities held-to-maturity	735	719
Purchase of Federal Home Loan stock	(22)	(17)
Capital expenditures for office properties and equipment	(78)	(14)
Proceeds from sale of real estate acquired through foreclosure	-	92

Net cash provided by (used in) investing activities	8,781	1,263

Cash flows from financing activities
Net increase in deposits	9,668	1,623
Decrease in advances from Federal Home Loan Bank	-	(2,300)
Dividends paid	(51)	(54)
Decrease in advances by borrowers for taxes and insurance	(189)	(136)

Net cash provided by (used in) financing activities	9,428	(867)

Net increase (decrease) in cash and cash equivalents	18,385	(921)

Cash and cash equivalents at beginning of period	10,267	3,135

Cash and cash equivalents at end of period	$28,652	$2,214

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,697	$1,421
Cash paid for income taxes	408	25

Supplemental disclosure of noncash investing and financing activities
Transfers of real estate acquired through foreclosure from loans receivable	-	107

See  Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

1.          In the opinion of Broadway Financial Corporation's management (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000.  These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2000 and, accordingly, should be read in conjunction with such audited statements.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.          Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value.  SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133.”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133.”   SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS Nos. 137 and 138, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.  The adoption of SFAS No. 133 did not have a material effect on the Company’s consolidated results of operations or financial condition, as the Company does not hold any derivative instruments.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  This Interpretation clarifies issues relating to APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  FASB Interpretation No. 44 contains information relating to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the term of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FASB Interpretation No. 44 was effective July 1, 2000.  The effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.  The implementation of FASB Interpretation No. 44 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.”  SFAS No. 125 supercedes and replaces the guidance in FASB No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures.  SFAS No. 140 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities by providing consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  SFAS No. 140 is effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered into after March 31, 2001.  The adoption of SFAS No. 140 did not have a material impact on the Company’s financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or “the Bank”).  Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At March 31, 2001, Broadway Federal operated five retail banking offices, including a loan processing center, in Southern California.  Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc.(“BankSmart”).  All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's principal business is serving as a holding company for Broadway Federal and BankSmart.  The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios.  The Company's operating results are affected by the amount of the Bank's non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and by its periodic provisions for loan losses.  More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Effective March 31, 2001, the two SmartCopy centers that had been operated by BankSmart in two of the Bank's branch offices were closed because they were not profitable.  As of March 31, 2001, the operations of BankSmart are insignificant to the operations of the Company and, as such, do not constitute a separately reportable segment, under applicable accounting standards.

Comparison of Operating Results for the three months ended March 31, 2001 and March 30, 2000

General

The Company recorded net earnings of $181,000, or $0.20 per diluted common share, for the three months ended March 31, 2001, as compared to net earnings of $167,000, or $0.17 per diluted common share, for the three months ended March 31, 2000.  The increase in net earnings for three months ended March 31, 2001 compared to the same period in the prior year resulted primarily from higher non-interest income, lower non-interest expense and a lower provision for loan losses, offset by lower net interest income before provision for loan losses.

Non-interest Income

Non-interest income increased $38,000, to $174,000, for the three months ended March 31, 2001 as compared to the same period in 2000.  Service charges increased $21,000, to $145,000 for the three months ended March 31, 2001 from $124,000 for the same period in the prior year.  The increases primarily resulted from higher fees earned from customers on deposit accounts, including returned check fees on checking accounts.  The Company has emphasized checking account growth through marketing during the past year.  Gain on sale of loans receivable held for sale increased from a $6,000 loss in 2000 to a $1,000 gain in 2001.

Non-interest Expense

Non-interest expense decreased by $35,000 during the three-month period ended March 31, 2001, as compared to the same period in 2000.  The decrease in non-interest expense primarily resulted from reductions in losses on sales of loans and other expenses, offset primarily by increases in compensation and benefits.  Other non-interest expense decreased by $131,000 for the three-month period ended March 31, 2001, as compared to the same period during 2000. The decreases were primarily caused by a reduction in costs of $96,000 and $30,000 associated with unrealized loss on loans held for sale and branch losses, respectively.  Compensation and benefits expense increased by $163,000 for the three months ended March 31, 2001, as compared to the same period in 2000.  The increase was principally due to a higher accrual of vested stock grants and bonuses, and higher employee compensation expense.

Non-interest expense was also impacted by decreases in occupancy expense, professional services and real estate operations, offset by increases in advertising and promotional expense, and telephone and postage.  Occupancy expense decreased by $36,000 during three months ended March 31, 2001 as compared to the same period in 2000.  The decrease was primarily due to a $66,000 decrease in costs associated with SmartCopy, offset by a $17,000 increase in Bank maintenance and repair and an $11,000 increase in computer expenses.  The decrease in costs associated with SmartCopy were primarily due to the reversal of $51,000 in equipment lease termination costs accrued at December 31, 2000 as a result of the SmartCopy closure.  The reversal of a portion of the costs resulted from a decision to use part of the equipment in other parts of the Company.

Professional services decreased by  $45,000 during the three months ended March 31, 2001, as compared to the same period in 2000.  The decrease was principally attributable to a reduction in legal expenses and consulting fees.  Since the Company had no REO at March 31, 2001, real estate operations, net decreased by $12,000, for the three months ended March 31, 2001, as compared to the same period in 2000. Advertising expense increased by $17,000 for the three months ended March 31, 2001, as compared to the same period in 2000 primarily due to increased marketing activities during the first quarter of 2001.

Provision for Loan Losses

The provision for loan losses decreased $60,000, from $90,000 for three months ended March 31, 2000 to $30,000, for the same period in 2001.  This loan loss provision reflects the decrease in the real estate loan portfolio coupled with recognition of improvement in non-accrual loans.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $831,000, from $1.37 million at March 31, 2000 to $538,000 at March 31, 2001.  The decrease resulted from a decrease in non-accrual loans of $293,000 and a decrease in REO of $538,000.  As a percentage of total assets, non-performing assets were 0.30% at March 31, 2001, compared to 0.83% and 0.38% at March 31, 2000 and December 31, 2000, respectively.  Since December 2000, non-accrual loans decreased by $94,000, to $538,000.  There was no REO at March 31, 2001 and at December 31, 2000.  Non-accrual loans at March 31, 2001 included two loans totaling $157,000 secured by one- to four-unit properties and three unsecured loans totaling $381,000.  The Company’s improved asset quality is the result of improved loan underwriting, aggressive collection efforts and a strong local economy.

As of March 31, 2001 the Company's allowance for loan losses totaled $1.5 million, representing a $30,000 increase from the balance at December 31, 2000.  The allowance for loan losses represents 1.14% of gross loans at March 31, 2001 compared to 1.10% at December 31, 2000. The allowance for loan losses was 269.70% of non-accrual loans at March 31, 2001, compared to 224.84% at December 31, 2000.

The provision for loan losses for the quarter ended March 31, 2001 results from management’s ongoing assessment of the Company’s level of credit risk inherent in the loan portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications.  Management will continue to monitor the allowance for loan losses and adjust the Company’s provision for loan losses based on the risks inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of March 31, 2001, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation periodically review the Bank’s allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgements of the information available to them at the time of the examination.

Net Interest Income Before Provision for Loan Losses

Net interest income before the provision for loan losses for the quarter ended March 31, 2001 amounted to $1.6 million, compared to $1.7 million for the same period a year ago.  The net interest margin for the three months ended March 31, 2001 was 3.94%, a 38-basis point decrease compared to the same period in the prior year.  The net interest rate spread decreased 43-basis points, from 4.11% at March 31, 2000 to 3.68% at March 31, 2001.  These decreases for the three months ended March 31, 2001 were primarily a result of a $266,000 increase in the cost of interest-bearing liabilities, partially offset by a $167,000 increase in the yield on interest-earning assets as compared to the same period in the prior year.  The increase in the cost of interest-bearing liabilities was due to a $345,000 increase in interest on deposits offset by a $79,000 decrease in interest on borrowings.  The increase in interest on deposits were due to an increase in average deposits of $12.5 million to $147.3 million for the three months ended March 31, 2001, as compared to $134.8 million during the same period in 2000. The increase in interest on deposits also reflects the current interest rate environment as the average cost of deposits increased 56-basis points, from 3.41% for the three months ended March 31, 2000 to 3.97% for the same period in 2001.  Management anticipates that the cost of deposits will trend downward during the coming months as maturing certificate accounts are repriced in the current interest rate environment.  Average borrowings decreased by $7.1 million for the three months ended March 31, 2001 as compared to the same period in 2000.  The decrease was funded by the increase in average deposits during the period.

The increase in the yield on interest-earning assets for the three months ended March 31, 2001 was primarily due to the growth in interest- earning assets as compared to the same period in the prior year.  Average interest-earning assets for the three months ended March 31, 2001 were $160.3 million as compared to $155.3 million for the same period in the prior year.  The growth in interest-earning assets since December 31, 2000 resulted from an inflow of deposits during the quarter, which were invested in Federal Funds sold at March 31, 2001.  Management anticipates using these funds to increase its loan portfolio through the Company’s improved loan origination process.

Income Taxes

The Company’s effective tax rate was approximately 42.5% for the three months ended March 31, 2001, compared to approximately 40.6% for the same respective period in the prior year.  Broadway Federal computes income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes.  The increase in the Company’s effective tax rate resulted from the expiration of certain credits applied in prior years.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets at March 31, 2001 were $177.2 million, compared to $167.9 million at December 31, 2000, representing an increase of $9.3 million.  Net loans receivable (excluding loans held for sale) decreased from $126.8 million at December 31, 2000 to $125.2 million at March 31, 2001 as a result of $2.7 million in new loan originations, offset by $4.2 million in principal repayments, and $30,000 of provision for loan losses.  Loans held for sale at March 31, 2001 were zero as compared to $59,000 at December 31, 2000. During the period, loans originated that were classified as held-for-sale were zero and loans sold totaled $59,000.

Total liabilities at March 31, 2001 were $163.1 million, compared to $153.9 million at December 31, 2000.  The $9.2 million increase was primarily attributable to an increase in deposits, offset by a decrease in other liabilities and advance payments by borrowers for taxes and insurance

Total capital at March 31, 2001 was $14.1 million compared to $14.0 million at December 31, 2000.  The $144,000 increase was primarily due to net earnings for the period and allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings, such as securities sold under agreements to repurchase.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB.  While maturities and scheduled amortization of Bank loans are relatively predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Broadway Federal's average liquidity ratio was 20.47%, for the three-month period ended March 31, 2001, as compared to 11.87% for the same period during 2000.  The increase is due to the fact that at March 31, 2001, liquid assets, which are a component of the liquidity calculation, included $24.2 million in fed funds.  At March 31, 2000 there were no Federal Funds included in liquid assets.  The Bank’s liquidity ratio included qualifying unpledged marketable securities being held to maturity.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances.  At March 31, 2001 and 2000, FHLB advances totaled $10.0 million and $14.6 million, respectively, that Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs.  Other sources of liquidity include principal repayments on mortgage-backed securities.

Since December 31, 2000 there has been no material change in the Company’s interest rate sensitivity as of March 31, 2001.  For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report for the year ended December 31, 2000 and the notes thereto.

Regulatory Capital

The OTS capital regulations include three separate minimum capital requirements for savings institutions that are subject to OTS supervision.  First, the tangible capital requirement mandates that the Bank’s stockholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations.  Second, the core capital requirement currently mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations.  Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital (as defined by the OTS) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations.  The capital regulations assign specific risk weightings to all assets and off-balance sheet items for this purpose.

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2001, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").  The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

	FIRREA	FDICIA	Actual
Regulatory Capital Ratios	Minimum	"Well-capitalized"	At March 31,
for Broadway Federal	Requirement	Requirement	2001

Tangible capital	1.50%	N/A	6.80%

Core capital	4.00%	5.00%	6.80%

Risk-based capital	8.00%	10.00%	12.65%

Tier 1 Risk-based capital	N/A	6.00%	11.62%

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, including "may," "will," "should," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a results of various factors, including those set forth in the documents filed by the Company with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION
Date: May 11, 2001	By:	/s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer

By: /s/ BOB ADKINS
Bob Adkins
Chief Financial Officer