Form 10QSB
period 2001-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2001-08-14
CIK 1001171

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For transition period from__________to__________

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	95-4547287

(State of Incorporation)	(IRS Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California 90010

(Address of Principal Executive Offices)

(323) 634-1700

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]    No   [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 901,333 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of August 10, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes   [   ]    No   [X]

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2001	2000

Assets:

Cash	$4,267	$5,367

Fed funds sold	9,400	4,900

Investment securities held-to-maturity	2,000	10,623

Investment securities available-for-sale	4,595	—

Mortgage-backed securities held-to-maturity	10,501	10,748

Loans receivable, net	129,725	126,815

Loans receivable held for sale, at lower of cost or fair value	7,163	59

Accrued interest receivable	995	1,071

Investments in capital stock of Federal Home Loan Bank, at cost	1,360	1,316

Office properties and equipment, net	6,063	6,357

Other assets	484	670

Total assets	$176,553	$167,926

Liabilities and stockholders’ equity

Deposits	$152,193	$141,594

Advances from Federal Home Loan Bank	8,250	10,000

Advance payments by borrowers for taxes and insurance	177	194

Deferred income taxes	400	402

Other liabilities	1,293	1,759

Total liabilities	162,313	153,949

Stockholders’ Equity:

Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at June 30, 2001 and December 31, 2000	1	1

Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 901,333 shares at June 30, 2001 and December 31, 2000	10	10

Additional paid-in capital	9,460	9,460

Accumulated other comprehensive loss, net of taxes	(3)	—

Retained earnings-substantially restricted	5,557	5,322

Treasury stock, at cost-60,402 shares at June 30, 2001 and December 31, 2000	(554)	(554)

Unearned Employee Stock Ownership Plan shares	(231)	(262)

Total stockholders’ equity	14,240	13,977

Total liabilities and stockholders’ equity	$176,553	$167,926

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest on loans receivable	$2,860	$2,682	$5,595	$5,368

Interest on investment securities held-to-maturity	42	158	137	323

Interest on investment securities held-for-sale	36	—	36	—

Interest on mortgage-backed securities held-to-maturity	175	190	345	389

Other interest income	192	26	426	42

Total interest income	3,305	3,056	6,539	6,122

Interest on deposits	1,475	1,182	2,965	2,327

Interest on borrowings	146	195	312	440

Total interest expense	1,621	1,377	3,277	2,767

Net interest income before provision for loan losses	1,684	1,679	3,262	3,355

Provision for loan losses	45	90	75	180

Net interest income after provision for loan losses	1,639	1,589	3,187	3,175

Noninterest income:

Service charges	175	137	320	261

Gain (loss) on loans receivable held for sale	—	—	—	(6)

Other	23	35	52	53

Total noninterest income	198	172	372	308

Noninterest expense:

Compensation and benefits	807	747	1,638	1,415

Occupancy expense, net	309	315	563	605

Advertising and promotional expense	37	51	87	84

Professional services	72	72	113	158

Real estate operations, net	—	(54)	—	(42)

Contracted security services	41	39	80	77

Telephone and postage	58	40	114	85

Stationary, printing and supplies	30	40	54	67

Other	227	126	339	369

Total noninterest expense	1,581	1,376	2,988	2,818

Earnings before income taxes	256	385	571	665

Income taxes	100	157	234	270

Net earnings	$156	$228	$337	$395

Other comprehensive loss:				`

Unrealized loss on securities available for sale	(5)	—	(5)	—

Income tax benefits	2	—	2	—

Other comprehensive loss	(3)	—	(3)	—

Comprehensive earnings	$153	$228	$334	$395

Net earnings	$156	$228	$337	$395

Dividends paid on preferred stock	(7)	(7)	(14)	(14)

Earnings available to common shareholders	$149	$221	$323	$381

Earnings per share-basic	$0.17	$0.24	$0.37	$0.41

Earnings per share-diluted	$0.17	$0.24	$0.37	$0.41

Dividend declared per share-common stock	$0.05	$0.05	$0.10	$0.10

Basic and diluted weighted average shares outstanding	876,349	917,793	875,538	925,144

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities

Net earnings	$337	$395

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:

Depreciation	185	179

Amortization of premium on loans purchased	2	2

Amortization of net deferred loan origination fees	40	(36)

Amortization of discounts and premium on securities	(2)	63

Amortization of deferred compensation	31	49

Gain on sale of real estate acquired through foreclosure	—	(59)

Gain on sale of fixed assets	(15)	—

Loss on sale of loans receivable held for sale	—	116

Provision for loan losses	75	180

Loans originated for sale, net of refinances	(126)	(3,055)

Proceeds from sale of loans receivable held for sale	185	5,397

Changes in operating assets and liabilities:

Accrued interest receivable	76	(47)

Other assets	186	(66)

Accrual for branch closure	50	—

Deferred income taxes	(2)	—

Other liabilities	(466)	37

Total adjustments	219	2,760

Net cash provided by operating activities	556	3,155

Cash flows from investing activities

Loans originated, net of refinances	(11,177)	(6,234)

Principal repayment on loans	8,988	7,008

Purchases of investment securities held-to-maturity	(2,000)	—

Purchase of mortgage-backed securities held to maturities	(1,323)	—

Purchase of securities held for sale	(4,600)	—

Purchase of loans held for sale	(8,001)	—

Proceeds from maturities of investment securities held-to-maturity	10,624	—

Proceeds from maturities of mortgage-backed securities held- to-maturity	1,572	1,345

Purchase of Federal Home Loan stock	(44)	(43)

Proceeds from sale of fixed assets	210	—

Capital expenditures for office properties and equipment	(136)	(40)

Proceeds from sale of real estate acquired through foreclosure	—	517

Net cash (used in) provided by investing activities	(5,887)	2,553

See notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from financing activities

Net increase (decrease) in deposits	$10,599	$(2,522)

Decrease in advances from Federal Home Loan Bank	(1,750)	(1,800)

Dividends paid	(101)	(106)

Increase in treasury stock	—	(236)

Decrease in advances by borrowers for taxes and insurance	(17)	(23)

Net cash provided by (used in) financing activities	8,731	(4,687)

Net increase in cash and cash equivalents	3,400	1,021

Cash and cash equivalents at beginning of period	10,267	3,135

Cash and cash equivalents at end of period	$13,667	$4,156

Supplemental disclosures of cash flow information:

Cash paid for interest	$3,286	$2,727

Cash paid for income taxes	$649	$255

Supplemental disclosure of noncash investing and financing activities

Transfers of real estate acquired through foreclosure from loans receivable	$—	$225

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

1.	In the opinion of management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2000 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.	Cash and Cash equivalents

For purposes of reporting cash flows on the “Consolidated Statements of Clash Flows”, cash and cash equivalents include cash and fed funds sold.

3.	Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002. Management does not expect the implementation of these Statements to have a material impact on the Company's consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or “the Bank”). Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2001, Broadway Federal operated five retail banking offices, including a loan processing center, in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. (“BankSmart”). BankSmart ceased its primary operations as of March 31, 2001. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s principal business is serving as a holding company for Broadway Federal. The Company’s results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company’s operating results are affected by the amount of the Bank’s non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Comparison of Operating Results for the three months and six months ended June 30, 2001 and June 30, 2000

General

The Company recorded net earnings of $156,000 and $337,000, respectively, or $ 0.17 and $0.37 per diluted common share, for the three months and six months ended June 30, 2001, as compared to net earnings of $228,000 and $395,000, respectively, or $0.24 and $0.41 per diluted common share for the three months and six months ended June 30, 2000. The decrease in net earnings from 2000 to 2001 resulted primarily from higher interest expense and higher noninterest expense, offset by a lower provision for loan losses, higher interest income and higher noninterest income.

Interest Expense

Interest expense increased by $244,000 and $510,000, respectively, for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The increase in interest expense was due to an increase in interest on deposits offset by a decrease in interest on borrowings. The increases in interest on deposits were due to an increase in average deposits of $16.5 million and $14.3 million, to $150.9 million and $148.8 million, respectively, for the three months and six months ended June 30, 2001 as compared to $134.5 million for both periods in 2000. Average borrowings decreased by $4.7 million and $6.1 million, respectively, for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The impact of the increase in interest expense was also reflected by an increase in the average cost of deposits and borrowings, which increased 52-basis points and 50-basis points, respectively, from 3.71% and 3.68% for the three months and six months ended June 30, 2000, respectively, to 4.23% and 4.18% for the same periods in 2001.

Noninterest Expense

Noninterest expense increased by $205,000 or 15%, during the three months ended June 30, 2001, as compared to the same period in 2000. The increase in noninterest expense primarily resulted from increases in compensation and benefits and other noninterest expenses. For the six months ended June 30, 2001, noninterest expense increased by $170,000 as compared to the same period in 2000. The increase primarily resulted from increases in compensation and benefits, offset primarily by decreases in occupancy expense, professional services and other noninterest expenses.

Compensation and benefits expense increased by $60,000 and $223,000, respectively, for three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase was principally due to a higher accrual for bonuses, vested stock grants, merit salary increases and employment of replacement staff at higher market salaries.

Noninterest expense was also impacted by a decrease in occupancy expense. Occupancy expense decreased by $6,000 and $42,000, respectively, for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The $42,000 decrease was primarily due to a $137,000 decrease in costs associated with SmartCopy, offset by a $56,000 increase in the Company’s occupancy expense, a $16,000 increase in the Company’s maintenance and repair and an $18,000 increase in the Company’s computer expenses. The decrease in costs associated with SmartCopy were primarily due to the reversal of $108,000 in equipment lease termination costs accrued at December 31, 2000 as a result of the closure of SmartCopy operations on March 31, 2001. The reversal of a portion of the costs resulted from a decision to use parts of the equipment in other areas of the Company.

Other noninterest expense increased by $101,000 and decreased by $30,000, respectively, for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The $101,000 increase from $126,000 for the three months ended June 30, 2000 to $227,000 for the same period in 2001, included a $37,000 increase in losses from savings operations, an accrual of $50,000 to write-off leasehold improvements resulting from a decision to close the Bank’s Watts branch, and $21,000 in broker fees paid on loans purchased during the quarter. The decision to close the Watts branch is part of management’s ongoing efforts to reduce noninterest expenses. The branch will close in October 2001. Watts branch deposits will be transferred to another nearby branch. Management projects annual savings resulting from the closure of the Watts branch of approximately $94,000.

The $30,000 decrease in other noninterest expenses for the six months ended June 30, 2001 as compared to the same period in 2000 is primarily due to a decline associated with unrealized losses on loans held for sale, which totaled $116,000 for the six months ended June 30, 2000, compared to zero for the same period in 2001.

Provision for Loan Losses

The provision for loan losses decreased by $45,000 and $105,000, respectively, from $90,000 and $180,000, respectively, for the three months and six months ended June 30, 2000 to $45,000 and $75,000, respectively, for the same periods in 2001.

As of June 30, 2001 the Company’s allowance for loan losses totaled $1.5 million, representing a $75,000 increase from the balance at December 31, 2000. The allowance for loan losses represents 1.07% of gross loans at June 30, 2001 compared to 1.10% at December 31, 2000. The allowance for loan losses was 194.29% of non-accrual loans at June 30, 2001, compared to 224.84% at December 31, 2000.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure (“REO”), increased by $138,000, from $632,000 at December 31, 2000 to $770,000 at June 30, 2001. The increase primarily resulted from an increase in unsecured non-accrual loans. Non-accrual loans at June 30, 2001 included three loans totaling $241,000 secured by one- to four-unit properties, one loan for $191,000 secured by a multifamily property and three unsecured loans totaling $338,000. As of June 30, 2001 the $338,000 in unsecured loans is fully reserved. As a percentage of total assets, non-performing assets were 0.44% at June 30, 2001, compared to 0.38% at December 31, 2000. The Company’s current asset quality is the result of improved loan underwriting, and aggressive collection efforts.

The provision for loan losses for the quarter ended June 30, 2001 results from management’s ongoing assessment of the Company’s level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Management will continue to monitor the allowance for loan losses and adjust the Company’s provision for loan losses based on the risks inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of June 30, 2001, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company’s allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available to them at the time of the examination.

Interest Income

Interest income for the three months and six months ended June 30, 2001 totaled $3.3 million and $6.5 million, respectively, as compared to $3.1 million and $6.1 million, respectively, for the same periods in 2000. The increases were primarily the result of an increase in average interest earning assets of $8.2 million and $6.2 million, respectively, for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The increase in average interest earning assets during the three months and six months ended June 30, 2001 was funded by an increase in savings deposits.

Noninterest Income

Noninterest income increased by $26,000 and $64,000 for the three months and six months ended June 30, 2001, to $198,000 and $372,000, respectively, as compared to the same periods in 2000. Service charges increased by $38,000 and $59,000 for the three months and six months ended June 30, 2001, to $175,000 and $320,000, respectively, as compared to the same periods in 2000. The increases primarily resulted from higher fees earned from customers on deposit accounts, including returned check fees on checking accounts. The Company has emphasized growth in transaction accounts through its marketing during the past year.

Other income decreased by $12,000 and $1,000, respectively, for the three months and six months ended June 30, 2001, principally due to the closing of SmartCopy’s operations, offset by a gain on the sale of property owned by the Bank, which had a book value of $196,000.

Income Taxes

The Company’s effective tax rate was approximately 39% and 41%, respectively, for the three months and six months ended June 30, 2001, compared to approximately 41% for the same periods in the prior year. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets at June 30, 2001 were $176.6 million compared to $167.9 million at December 31, 2000, representing an increase of $8.6 million. Net loans receivable (excluding loans held for sale) increased from $126.8 million at December 31, 2000 to $129.7 million at June 30, 2001 as a result of $11.1 million in new loan originations, offset by $8.1 million in principal repayments and a $75,000 of provision for loan losses. Loans held for sale at June 30, 2001 were $7.2 million as compared to $59,000 at December 31, 2000. During the period, loans originated that were classified as held-for-sale totaled $126,000, loans purchased totaled $8.0 million, principal repayments totaled $838,000 and loans sold totaled $185,000.

Total liabilities at June 30, 2001 were $162.3 million compared to $153.9 million at December 31, 2000. The $8.4 million increase was primarily attributable to an increase in deposits, offset by decrease in advances from Federal Home Loan Bank, other liabilities and advance payments by borrowers for taxes and insurance.

Total capital at June 30, 2001 was $14.2 million compared to $14.0 million at December 31, 2000. The $263,000 increase was primarily due to net earnings for the period and the allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the Federal Home Loan Bank (“FHLB”). While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal’s average liquidity ratio was 20.48% and 20.17%, for the three-month and six-month periods ended June 30, 2001, as compared to 11.14% and 11.52% for the same periods during 2000. The increase is due to the fact that at June 30, 2001, liquid assets, which are a component of the liquidity calculation, included $9.4 million in fed funds. At June 30, 2000 there were no fed funds included in liquid assets. The Bank’s liquidity ratio included qualifying unpledged marketable securities being held to maturity.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances. At June 30, 2001 and December 31, 2000, FHLB advances totaled $8.3 million and $10.0 million, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include principal repayments on mortgage-backed securities.

Since December 31, 2000 there has been no material change in the Company’s interest rate sensitivity as of June 30, 2001. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report for the year ended December 31, 2000 and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2001, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

	FIRREA		FDICIA		Actual
Regulatory Capital Ratios	Minimum		“Well-capitalized”		At June 30,
for Broadway Federal	Requirement		Requirement		2001

Tangible capital	1.	50%	N/A		6.	95%

Core capital	4.	00%	5.	00%	6.	95%

Risk-based capital	8.	00%	10.	00%	11.	94%

Tier 1 Risk-based capital	N/A		6.	00%	10.	91%

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

     None

Item 3. DEFAULTS ON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 20, 2001 for the following purposes:

(a)	To elect three directors to serve until the Annual Meeting to be held in the year 2004 and or until their successors are elected and have been qualified.

The Stockholders re-elected Mr. Elbert T. Hudson, Dr. Willis K. Duffy and Ms. Rosa M. Hill to serve as directors for terms of three years each. The number of votes FOR and WITHHELD for each of the directors is detailed below:

Mr. Elbert T. Hudson

For	605,894

Withheld	33,496

Dr. Willis K. Duffy

For	605,894

Withheld	33,496

Ms. Rosa Hill

For	605,894

Withheld	33,496

(b)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for 2001.

The Stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors based upon total votes FOR of 625,412, votes of 108 AGAINST and 13,870 ABSTENTIONS.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

Date: August 11, 2001	By:	/s/ PAUL C. HUDSON

Paul C. Hudson
President and Chief Executive Officer

	By:	/s/ BOB ADKINS

Bob Adkins
Chief Financial Officer