Form 10QSB
period 2001-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2001-11-14
CIK 1001171

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For transition period from________to________

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	95-4547287

(State of Incorporation)	(IRS Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California 90010

(Address of Principal Executive Offices)

(323) 634-1700

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 909,898 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [x]

INDEX

			Page

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets (unaudited) as of September 30, 2001 and December 31, 2000	3
		Consolidated Statements of Operations and Comprehensive Earnings (unaudited) for the three months and nine months ended September 30, 2001 and September 30, 2000	4
		Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and September 30, 2000	5
		Notes to Unaudited Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	16
	Item 2.	Change in securities	16
	Item 3.	Defaults on Senior Securities	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 5.	Other Information	16
	Item 6.	Exhibits and Report on Form 8-K	16

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2001	2000

Assets:
Cash	$4,621	$5,367
Fed funds sold	7,100	4,900
Investment securities held-to-maturity	4,000	10,623
Investment securities available-for-sale	4,604	—
Mortgage-backed securities held-to-maturity	13,983	10,748
Loans receivable, net	131,505	126,815
Loans receivable held-for-sale, at lower of cost or fair value	7,142	59
Accrued interest receivable	1,039	1,071
Investments in capital stock of Federal Home Loan Bank, at cost	1,380	1,316
Office properties and equipment, net	6,033	6,357
Other assets	610	670

Total assets	$182,017	$167,926

Liabilities and stockholders’ equity
Deposits	$157,240	$141,594
Advances from Federal Home Loan Bank	8,250	10,000
Advance payments by borrowers for taxes and insurance	418	194
Deferred income taxes	404	402
Other liabilities	1,158	1,759

Total liabilities	167,470	153,949
Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at September 30, 2001 and December 31, 2000	1	1
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 909,898 and 901,333 shares at September 30, 2001 and December 31, 2000, respectively	10	10
Additional paid-in capital	9,478	9,460
Accumulated other comprehensive earnings, net of taxes	2	—
Retained earnings-substantially restricted	5,747	5,322
Treasury stock — 51,837 and 60,402 shares, at cost at September 30, 2001 and December 31, 2000, respectively	(475)	(554)
Unearned Employee Stock Ownership Plan shares	(216)	(262)

Total stockholders’ equity	14,547	13,977

Total liabilities and stockholders’ equity	$182,017	$167,926

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Earnings
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest on loans receivable	$2,957	$2,661	$8,552	$8,029
Interest on investment securities held-to-maturity	13	120	150	443
Interest on investment securities held-for-sale	58	—	94	—
Interest on mortgage-backed securities held-to-maturity	194	183	539	572
Other interest income	50	62	476	103

Total interest income	3,272	3,026	9,811	9,147
Interest on deposits	1,418	1,254	4,382	3,580
Interest on borrowings	138	193	451	634

Total interest expense	1,556	1,447	4,833	4,214

Net interest income before provision for loan losses	1,716	1,579	4,978	4,933
Provision for loan losses	30	90	105	270

Net interest income after provision for loan losses	1,686	1,489	4,873	4,663
Noninterest income:
Service charges	169	184	489	445
Gain (loss) on loans receivable held for sale	(1)	—	(1)	—
Other	25	193	77	246

Total non-interest income	193	377	565	691

Non-interest expense:
Compensation and benefits	796	761	2,434	2,176
Occupancy expense, net	315	305	878	910
Advertising and promotional expense	35	41	122	125
Professional services	56	56	169	214
Real estate operations, net	—	(36)	—	(78)
Contracted security services	41	44	121	121
Telephone and postage	46	40	160	125
Stationary, printing and supplies	36	40	89	106
Other	147	95	487	471

Total non-interest expense	1,472	1,346	4,460	4,170

Earnings before income taxes	407	520	978	1,184
Income taxes	167	238	401	507

Net earnings	$240	$282	$577	$677

Other comprehensive earnings:
Unrealized gain on securities available-for-sale	$4	$—	$4	$—
Income taxes	(2)	—	(2)	—

Other comprehensive earnings	2	—	2	—

Comprehensive earnings	$242	$282	$579	$677

Net earnings	$240	$282	$577	$677
Dividends paid on preferred stock	(7)	(7)	(21)	(21)

Earnings available to common shareholders	$233	$275	$556	$656

Earnings per share — basic	$0.26	$0.32	$0.63	$0.74
Earnings per share — diluted	$0.26	$0.32	$0.63	$0.74
Dividend declared per share — common stock	$0.05	$0.05	$0.15	$0.15
Basic weighted average shares outstanding	885,369	869,824	876,802	883,796
Diluted weighted average shares outstanding	891,520	869,824	879,053	883,796

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities
Net earnings	$577	$677
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	265	268
Amortization of premium on loans purchased	4	3
Amortization of net deferred loan origination fees	(14)	(36)
Amortization of discounts and premium on securities	(195)	94
Amortization of deferred compensation	67	73
Gain on sale of real estate acquired through foreclosure	—	(100)
Gain on sale of fixed assets	(15)	—
Loss on sale of loans receivable held-for-sale	1	116
Provision for loan losses	105	270
Loans originated for sale, net of refinances	(299)	(3,055)
Proceeds from sale of loans receivable held-for-sale	357	5,397
Changes in operating assets and liabilities:
Accrued interest receivable	32	(40)
Other assets	60	—
Accrual for branch closure	55	—
Deferred income taxes	2	—
Other liabilities	(526)	380

Total adjustments	(101)	3,370

Net cash provided by operating activities	476	4,047

Cash flows from investing activities
Loans originated, net of refinances	(17,870)	(8,541)
Principal repayment on loans	13,943	10,040
Purchases of investment securities held-to-maturity	(5,000)	—
Purchases of mortgage-backed securities held-to-maturity	(5,317)	—
Purchases of securities held-for-sale	(4,600)	—
Purchases of loans held-for-sale	(8,001)	—
Proceeds from maturities of investment securities held-to-maturity	11,624	—
Proceeds from maturities of mortgage-backed securities held-to-maturity	2,276	1,861
Purchase of Federal Home Loan stock	(64)	(65)
Proceeds from sale of fixed assets	210
Capital expenditures for office properties and equipment	(191)	(48)
Proceeds from sale of real estate acquired through foreclosure	—	854

Net cash provided by (used in) investing activities	(12,990)	4,101

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2000

Cash flows from financing activities
Net increase (decrease) in deposits	15,646	(437)
Decrease in advances from Federal Home Loan Bank	(1,750)	(5,650)
Dividends paid	(152)	(158)
Treasury stock purchases	—	(236)
Increase in advances by borrowers for taxes and insurance	224	138

Net cash provided by (used in) financing activities	13,968	(6,343)

Net increase in cash and cash equivalents	1,454	1,805
Cash and cash equivalents at beginning of period	10,267	3,135

Cash and cash equivalents at end of period	$11,721	$4,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,856	$4,143
Cash paid for income taxes	581	255

Supplemental disclosure of noncash investing and financing activities
Transfers of real estate acquired through foreclosure from loans receivable	—	315

See Notes to Consolidated Financial Statements

BROADWAY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

1.	In the opinion of management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. These consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2000 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows on the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

3.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Management does not expect the implementation of this Statement to have a material impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Broadway Financial Corporation is primarily engaged in the savings and loan, business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or “the Bank”). Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 2001, Broadway Federal operated five retail banking offices and a loan processing center in Southern California. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. (“BankSmart”). BankSmart ceased its primary operations as of March 31, 2001. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s principal business is serving as a holding company for Broadway Federal. The Company’s results of operations are dependent primarily on Broadway Federal’s net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company’s operating results are affected by the amount of the Bank’s non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses and federal deposit insurance premiums, and by its periodic provisions for loan losses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Comparison of Operating Results for the three months and nine months ended September 30, 2001 and September 30, 2000

General

The Company recorded net earnings of $240,000, or $0.26 per diluted common share, and $577,000, or $0.63 per diluted common share, respectively, for the three months and nine months ended September 30, 2001, as compared to net earnings of $282,000, or $0.32 per diluted common share, and $677,000, or $0.74 per diluted common share, respectively, for the three months and nine months ended September 30, 2000. Net earnings for the three-month and nine-month periods ended September 30, 2000 included non-recurring income of $178,000 representing proceeds from insurance reimbursements. Excluding the non-recurring income, comparative net earnings for the three-month and nine-month periods ended September 30, 2000 would have been $185,000, or $0.20 per diluted common share and $575,000, or $0.63 per diluted common share, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2001 totaled $3.3 million and $9.8 million, respectively, as compared to $3.0 million and $9.1 million, respectively, for the same periods in 2000. The increases were primarily the result of an increase in average interest earning assets of $18.6 million and $10.4 million, respectively, for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase in average interest earning assets during the three months and nine months ended September 30, 2001 was funded by an increase in savings deposits.

Interest Expense

Interest expense increased by $109,000 and $619,000, respectively, for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. The increases in interest expense were due to an increase in interest on deposits offset by a decrease in interest on borrowings. The increase in interest on deposits was due to an increase in average deposits of $22.0 million and $16.7 million, to $154.7 million and $150.8 million, respectively, for the three months and nine months ended September 30, 2001, as compared to $132.7 million and $134.1 million for the same periods in 2000. Average borrowings decreased by $4.8 million and $5.5 million, respectively, for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. The impact of the increase in interest expense is also reflected in the change in the average cost of deposits and borrowings, which for the nine months ended September 30, 2001 increased 25-basis points to 4.03% from 3.78% for the same period in 2000. Reflective of the current interest rate environment, for the three months ended September 30, 2001 the average cost of deposits and borrowings decreased 14-basis points to 3.82% from 3.96% for the same period in the prior year.

Provision for Loan Losses

The provision for loan losses decreased by $60,000 and $165,000, respectively, from $90,000 and $270,000, respectively, for the three months and nine months ended September 30, 2000 to $30,000 and $105,000, respectively, for the same periods in 2001.

As of September 30, 2001 the Company’s allowance for loan losses totaled $1.5 million, representing a $105,000 increase from the balance at December 31, 2000. The allowance for loan losses represents 1.08% of gross loans at September 30, 2001 compared to 1.10% at December 31, 2000. The allowance for loan losses was 144.92% of non-accrual loans at September 30, 2001, compared to 224.84% at December 31, 2000.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure (“REO”), increased by $421,000, from $632,000 at December 31, 2000 to $1.1 million at September 30, 2001. The increase resulted from the addition of one secured non-accrual commercial real estate loan, offset by a decrease of $187,000 in the outstanding balances of the Bank’s unsecured non-accrual loans. The one secured commercial loan added to non-accrual status was a $616,000 loan secured by church property located in Los Angeles. At September 30, 2001 management did not consider this loan to be impaired and as a result no impairment loss was recorded. After the end of the quarter, the borrowers paid accrued interest through September 1, 2001 and all accrued late fees on the loan. Unsecured non-accrual loans totaled $280,000 at September 30, 2001. The Company determined that these loans are impaired and has established an impairment loss of $280,000. As a percentage of total assets, non-performing assets were 0.58% at September 30, 2001, compared to 0.38% at December 31, 2000

The provision for loan losses for the quarter ended September 30, 2001 results from management’s ongoing assessment of the Company’s level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Management will continue to monitor the allowance for loan losses and adjust the Company’s provision for loan losses based on the risks inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of September 30, 2001, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company’s allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available to them at the time of the examination.

Non-Interest Income

Non-interest income decreased by $184,000 and $126,000, respectively, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The decreases in non-interest income for the three months and nine months ended September 30, 2001 were due primarily to the decrease in non-recurring insurance reimbursement income discussed above. Service charges also decreased $15,000, or 8.15%, to $169,000 for the three months ended September 30, 2001, from $184,000 for the same period in 2000. The decrease in service charges was due to lower loan servicing and other loan fees earned during the quarter. The reduction in loan servicing fees is attributable to Broadway’s second quarter purchase of $8.0 million of loans that it had previously serviced for others. For the nine months ended September 30, 2001 service charges increased $44,000, or 9.89%, to $489,000, from $445,000 for the same period in 2000. The increase is due to an increase in fees earned from customers on deposit accounts, including checking and passbook account fees.

Non-Interest Expense

Non-interest expense increased by $126,000, or 9.36%, to $1.5 million for the three months ended September 30, 2001, from $1.3 million for the same period in 2000. The increase in non-interest expense primarily resulted from increases in compensation and benefits, real estate operations, net and other non-interest expenses. For the nine months ended September 30, 2001, non-interest expense increased by $290,000, or 6.95%, to $4.5 million, from $4.2 million for the same period in 2000. The increase primarily resulted from increases in compensation and benefits and real estate operations, net.

Compensation and benefits expense increased by $35,000 and $258,000, respectively, for three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The increases were principally due to a higher accrual for bonuses, vested stock grants, merit salary increases and employment of replacement staff at higher market salaries.

During the three-month and nine-month periods ended September 30, 2001 the Company had no real estate operations, net as there were no real estate acquired through foreclosure as of September 30, 2001. Real estate operations, net in 2000 reflected the non-recurring gains on sales of real estate acquired through foreclosure of $36,000 and $78,000 for the three-month and nine-month periods ended September 30, 2000.

Other non-interest expense increased by $52,000 and $16,000, respectively, for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. The $52,000 increase from $95,000 for the three months ended September 30, 2000 to $147,000 for the same period in 2001 primarily included a $47,000 increase in losses from savings operations and a $5,000 accrual to write off leasehold improvements at the Bank’s Watts branch that the Bank decided to abandon. The Watts branch was closed on October 31, 2001.

The $16,000 increase in other non-interest expenses for the nine months ended September 30, 2001 as compared to the same period in 2000 was primarily due to a $73,000 increase in losses from savings operations, and an accrual of $55,000 to write off leasehold improvements for the Watts branch closure, offset by a reduction in costs associated with unrealized losses on loans held-for-sale, which totaled $116,000 for the nine months ended September 30, 2000, compared to zero for the same period in 2001.

Income Taxes

The Company’s effective tax rate was approximately 41% for the three months and nine months ended September 30, 2001, compared to approximately 45% and 43%, respectively, for the same periods in the prior year. Broadway Federal computed its income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets at September 30, 2001 were $182.0 million compared to $167.9 million at December 31, 2000, representing an increase of $14.1 million. Net loans receivable (excluding loans held for sale) increased from $126.8 million at December 31, 2000 to $131.5 million at September 30, 2001 as a result of $17.8 million in new loan originations, offset by $13.0 million in principal repayments and a $105,000 of provision for loan losses. Loans held for sale at September 30, 2001 totaled $7.1 million as compared to $59,000 at December 31, 2000. During the period, loans originated that were classified as held-for-sale totaled $299,000, loans purchased totaled $8.0 million, principal repayments totaled $900,000 and loans sold totaled $358,000.

Total liabilities at September 30, 2001 were $167.5 million compared to $153.9 million at December 31, 2000. The $13.6 million increase was primarily attributable to an increase in deposits and advance payments from borrowers for taxes and insurance, offset by a decrease in advances from Federal Home Loan Bank and other liabilities.

Total capital at September 30, 2001 was $14.5 million compared to $14.0 million at December 31, 2000. The $570,000 increase was primarily due to net earnings for the period, the issuance of treasury stock for stock grants and the allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal’s average liquidity ratio was 18.97% and 19.83%, for the three-month and nine-month periods ended September 30, 2001, as compared to 11.78% and 11.66% for the same periods during 2000. The Bank’s liquidity ratio included qualifying unpledged marketable securities being held-to-maturity. The increase is due to the fact that at September 30, 2001, liquid assets, which are a component of the liquidity calculation, included $7.1 million in Federal Funds. At September 30, 2000 included were $1.0 million in Federal Funds in liquid assets. Subsequent to September 30, 2001, Federal Funds were significantly reduced due to increased short-term investments, deposit portfolio reductions and loan fundings.

The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances. At September 30, 2001 and December 31, 2000, FHLB advances totaled $8.3 million and $10.0 million, respectively. Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of funds also include principal repayments on mortgage-backed securities.

Since December 31, 2000 there has been no material change in the Company’s interest rate sensitivity as of September 30, 2001. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report for the year ended December 31, 2000 and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2001, and meets all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

	FIRREA	FDICIA	Actual
Regulatory Capital Ratios	Minimum	"Well-capitalized"	At September 30,
for Broadway Federal	Requirement	Requirement	2001

Tangible capital	1.50%	N/A	6.90%
Core capital	4.00%	5.00%	6.90%
Risk-based capital	8.00%	10.00%	11.84%
Tier 1 Risk-based capital	N/A	6.00%	10.77%

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

BROADWAY FINANCIAL CORPORATION

Date: November 9, 2001	By: /s/ PAUL C. HUDSON
Paul C. Hudson President and Chief Executive Officer

By: /s/ BOB ADKINS
Bob Adkins Chief Financial Officer