Form 10KSB
period 2001-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2002-03-29
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Broadway Financial Corporation

(Name of Small Business Issuer in its Charter)

Delaware	95-4547287

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California	90010

(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [   ].

State issuer’s revenues for its most recent fiscal year: $13,821,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $11,609,000, based on the average bid and asked prices of such common equity as of February 28, 2002 as quoted on The Nasdaq Stock Market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 910,538 shares of Common Stock at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  Yes  [   ]  No [X]

BROADWAY FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1	DESCRIPTION OF BUSINESS	1
	Broadway Financial Corporation	1
	Broadway Federal Bank, f.s.b	1
	General	1
	Strategic Objectives	2
	Market Area and Competition	2
	Lending Activities	3
	General	3
	Loan Portfolio Composition	3
	Loan Maturity	4
	Origination, Purchase, Sale and Servicing of Loans	5
	One-to Four-Family Mortgage Lending	6
	Multi-Family Lending	7
	Non-Residential Real Estate Lending	8
	Consumer Lending	9
	Loan Approval Procedures and Authority	9
	Delinquencies and Classified Assets	10
	Non-Performing Assets	12
	Allowance for Loan Losses	13
	Investment Activities	15
	Sources of Funds	16
	General	16
	Deposits	16
	Borrowings	17
	Personnel	18
	Environmental Regulation	18
	Regulation
	General	19
	Deposit Insurance	19
	Capital Requirements	20
	Loans to One Borrower	22
	Federal Home Loan Bank System	22
	Liquidity	22
	Community Reinvestment Act	22
	Qualified Thrift Lender	22
	Savings and Loan Holding Company Regulation	23
	Restrictions on Dividends and Other Capital Distributions	23
	Lending Standards	24
	U. S. Patriot Act of 2001	24
	Financial Modernization Legislation	24

i

	Tax Matters	25
	Federal Income Tax	25
	General	25
	Bad Debt Reserve	25
	California Tax	25

Item 2	DESCRIPTION OF PROPERTY	25

Item 3	LEGAL PROCEEDINGS	26

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	26

Item 6	MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	General	27
	Interest Rate Sensitivity	28
	Net Portfolio Value	29
	Critical Accounting Policies	30
	Market Risk	30
	Average Balance Sheet	32
	Rate/Volume Analysis	34
	Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000	34
	General	34
	Interest Income	35
	Interest Expense	35
	Net Interest Income After Provision for Loan Losses	35
	Non-Interest Income	35
	Non-Interest Expense	35
	Comparison of Financial Condition at December 31 2001 And December 31, 2000	36
	Assets	36
	Liabilities	36
	Liquidity and Capital Resources	36
	Impact of Inflation and Changing Prices	37
	Recent Accounting Pronouncements	37

Item 7	FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION	37

Item 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	37

Item 10	EXECUTIVE COMPENSATION	37

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	37

Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38

Item 13	EXHIBITS, LISTS AND REPORTS ON FORM 8-K	38

Forward-Looking Statements

     Except for the historical information contained in this Form 10-KSB, certain items herein, including without limitation, matters discussed under “Management’s Discussion and Analysis” in Part II, Item 6 of this Form 10-KSB (“MD&A”) are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then such statements speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, the strength of various segments of the economy and demographics of the Company’s lending markets; (2) the direction of interest rates and the relationship between interest rates and the cost of funds; (3) the rate of loan losses incurred by Broadway Federal, the level of loss reserves maintained by Broadway Federal and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the Company’s lending operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and non-residential real estate markets; and (7) other risks and uncertainties detailed in this Form 10-KSB, including MD&A.

PART I

Item 1. DESCRIPTION OF BUSINESS

     Broadway Financial Corporation

     Broadway Financial Corporation (the “Company”), was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal” or the “Bank”) as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank (the “Conversion”). In connection with the Conversion, the Bank’s name was changed to “Broadway Federal Bank, f.s.b.” The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996.

     The Company’s principal business is serving as the holding company for Broadway Federal, a wholly owned subsidiary of the Company. The Company is subject to regulation and examination by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about the Company and its subsidiaries can visit the Company’s website at www.broadwayfed.com.

     Broadway Federal Bank, f.s.b.

     General. Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Central Los Angeles, California. Broadway Federal conducts its business from three banking offices in Los Angeles and one banking office located in the nearby City of Inglewood that also houses the Bank’s loan origination and loan service departments. In 2001, the Bank closed an unprofitable branch in Los Angeles and incurred closure costs of $59,000 which were charged to earnings.

     Broadway Federal’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily residential mortgage loans. To a lesser extent, Broadway Federal invests in non-residential real estate loans secured primarily by church properties and certain other types of loans. In addition, Broadway Federal invests in securities issued by the federal government and agencies thereof, mortgage-backed securities, mortgage-related mutual funds and other investments. Through its wholly owned subsidiary, Broadway Service Corporation (“BSC”), the Bank also receives commissions from the sale of mortgage, life and fire insurance. BSC also provides trustee services to Broadway Federal. Broadway Federal originates and purchases loans for investment and for sale. In most instances, Broadway Federal retains the servicing rights with respect to loans sold. Broadway Federal’s revenues are derived principally from interest on its mortgage loans and, to a lesser extent, mortgage loan servicing activities, and interest and dividends on its investments. Broadway Federal’s principal expenses are interest paid on deposits and borrowings, together with general and administrative expenses. Broadway Federal’s primary sources of funds are deposits, principal and interest payments on loans, and Federal Home Loan Bank borrowings.

     The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the OTS. Broadway Federal’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC. Broadway Federal is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “—Regulation.”

     At December 31, 2001, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

     Strategic Objectives

     The Company’s primary strategic objective is to maintain the Bank’s well-capitalized regulatory capital status in order to take advantage of future expansion and growth opportunities, including internal growth and growth through acquisitions of branch offices or other institutions. While managing such growth, the Company also seeks to maintain a strong net interest margin, maintain asset quality, reduce expenses and non-performing assets and limit exposure to credit and interest rate risk. The Company seeks to accomplish these objectives by: (i) utilizing retail deposits as Broadway Federal’s primary source of funds, which are considered to be more stable and of lower cost on average than borrowings, principal and interest payments on loans and other sources of funding; (ii) maintaining a substantial portion of Broadway Federal’s assets in loans secured by residential real estate primarily located in its primary market area of Mid-City and South Central Los Angeles; (iii) primarily retaining adjustable-rate mortgage loans (“ARMs”) in portfolio to reduce Broadway Federal’s exposure to interest rate fluctuations; (iv) continuing to improve Broadway Federal’s visibility and market share in the communities it serves through increased outreach efforts and enhancement of the services it offers; and (v) reducing Broadway Federal’s non-interest expense through more efficient operations to the extent consistent with its commitment of service to the under-served communities of Mid-City and South Central Los Angeles.

     Market Area and Competition

     The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal’s offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, statewide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal’s market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “—Regulation—Community Reinvestment Act.”

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

     Historically, there have been relatively few retail banking offices of other financial institutions located in Broadway Federal’s primary market area. This fact, coupled with our observation that the deposit needs and preferences of the Bank’s customers tend to be for passbook or other transactional accounts, rather than higher cost certificates of deposit, has enabled Broadway Federal to maintain a significantly higher proportion of its deposit funding in such “core deposit” accounts compared to other institutions. Management believes that this results in Broadway Federal realizing a substantially higher interest rate spread and margin than many other savings institutions.

     With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal’s loan originations consist primarily of relatively low balance loans on one- to four-family properties, loans on multi-family properties and loans on church properties. Broadway Federal’s borrowers often request small loan amounts that result in loans with relatively low loan-to-value ratios. To facilitate loans to low and moderate-income borrowers, Broadway Federal utilizes flexible credit underwriting standards in that the Bank accepts various forms of alternative documentation substantiating the prospective borrower’s credit worthiness. For example, Broadway Federal will accept higher ratios of housing expense and total expense to borrower income because it believes that many low and moderate income borrowers are able to devote a higher percentage of their income to housing without material default experience. Broadway Federal will also, in cases it believes to be appropriate, accept a greater incidence of late payments by loan applicants on their other financial obligations if it can be established that these were beyond the control of the borrower and are not likely to reoccur.

     Lending Activities

     General. Broadway Federal emphasizes the origination of adjustable-rate loans (“ARMs”) primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal’s exposure to interest rate risk. At December 31, 2001, approximately 86% of Broadway Federal’s mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand and Broadway Federal’s strategy to have a portion of its interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal’s portfolio or sold is made at the time of loan origination. At December 31, 2001, Broadway Federal had 21 loans held for sale with a principal balance of $7.4 million. The loans consist of two single-family loans and 19 multi-family loans.

     The types of loans that Broadway Federal originates are subject to federal laws and regulations. Interest rates charged by Broadway Federal on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Under California law, federal savings associations and savings banks are not subject to usury or other interest rate limitations.

     Loan Portfolio Composition. Broadway Federal’s loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 2001, Broadway Federal’s gross loan portfolio totaled $144.0 million, of which approximately 23.42% was secured by one- to four-family residential properties, 62.35% was secured by multi-family properties and 12.77% was secured by non-residential properties, with approximately 58.73% of such non-residential properties being church properties. At that same date, approximately 59.47% of Broadway Federal’s one- to four-family mortgage loans, 99.66% of its multi-family residential mortgage loans, and 94.99% of its non-residential mortgage loans had adjustable rates.

     The following table sets forth the composition of Broadway Federal’s loan portfolio in dollar amounts and as a percentage of Broadway Federal’s total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

		(Dollars in thousands)
Real Estate:
Residential:
One-to Four-Units	$33,715	23.42%	$37,153	28.75%
Five or More Units	89,777	62.35%	70,677	54.69%
Non-residential	18,383	12.77%	19,552	15.13%
Loans Secured by Savings Accounts	897	0.62%	1,139	0.88%
Other	1,206	0.84%	720	0.55%

Gross Loans	143,978	100.00%	129,241	100.00%

Plus:
Premiums on Loans Purchased	4		10
Less:
Allowance for Loan Losses	1,571		1,421
Loans in Process	16		25
Deferred Loan Fees, net	683		764
Unamortized Discounts	413		167

	141,299		126,874
Less:
Loans Held for Sale	7,362		59

Total Loans Held for Investment	$133,937		$126,815

     Loan Maturity. The following table sets forth the contractual maturities of Broadway Federal’s gross loans at December 31, 2001. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $19.6 million and $13.8 million for the years ended December 31, 2001 and 2000, respectively.

	December 31, 2001

		Five		Savings	Gross
	One-to-	or More	Non-	Secured	Loans
	Four Family	Units	residential	And Other	Receivable

	(In thousands)
Amounts Due:
One year or less	$69	$3	$306	$1,219	$1,597
After one year:
After one to three years	293	195	807	839	2,134
After three to five years	253	146	29	11	439
After five to ten years	1,997	17,747	4,342	16	24,102
After ten to twenty years	9,040	4,694	12,151	18	25,903
More than twenty years	22,063	66,992	748	—	89,803

Total due after one year	33,646	89,774	18,077	884	142,381

Total Amounts Due	$33,715	$89,777	$18,383	$2,103	$143,978

     The following table sets forth the dollar amount of gross loans receivable at December 31, 2001 which are contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2001

	Adjustable	Fixed	Total

	(In thousands)
Real Estate Loans:
One-to four-units	$20,050	$13,596	$33,646
Five or more units	89,466	308	89,774
Non-residential real estate	17,172	905	18,077
Other	817	67	884

Total	$127,505	$14,876	$142,381

     Origination, Purchase, Sale and Servicing of Loans. Broadway Federal originates and purchases loans for investment and for sale. Loan sales come from loans held in Broadway Federal’s portfolio designated as held for sale and loans originated during the period that are so designated.

     It is the current practice of Broadway Federal to sell most conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment and liquidity needs and market opportunities. At December 31, 2001, Broadway Federal had two fixed rate loans secured by single family properties totaling $237,000 and 19 adjustable rate loans secured by multi-family properties totaling $7.1 million that were categorized as held for sale. Typically, Broadway Federal will retain the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of servicing rights is reflected in the Company’s Consolidated Statements of Operations and Comprehensive Earnings. The Company evaluates servicing assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, which require that the servicing assets be carried at the lower of capitalized cost or fair value. At December 31, 2001, the Bank had no servicing rights assets except for $21,000 of capitalized servicing rights recorded prior to implementation of SFAS No. 140.

     Broadway Federal receives monthly loan servicing fees on loans sold that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2001 and 2000, Broadway Federal was servicing $12.7 million and $21.8 million, respectively, of loans owned by others.

     From time to time, Broadway Federal has purchased residential loans originated by other institutions based upon Broadway Federal’s investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal’s underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. Broadway Federal purchased $8.3 million of loans during the year ended December 31, 2001 and did not purchase any loans during the year ended December 31, 2000.

     The following table provides information concerning Broadway Federal’s loan origination, purchase, sale and principal repayment activity for the periods indicated.

	At or For the Year Ended
	December 31,

	2001	2000

	(In thousands)
Gross Loans:
Beginning Balance:	$129,241	$131,887
Loans Originated:
One-to Four-Units	4,327	3,106
Five or More Units	19,078	9,981
Non-residential	924	1,080
Loans Secured by Savings Accounts	456	906
Other	1,888	1,935

Total Loans Originated	26,673	17,008
Loan Purchased:
One-to-Four Units	58	—
Five or More Units	8,211	—
Less:
Transfer to real estate owned (“REO”)	—	332
Principal Repayments	19,605	13,808
Sales of Loans	600	5,514

	$143,978	$129,241

     One- to Four-Family Mortgage Lending. Broadway Federal offers ARMs and fixed-rate loans secured by one- to four-family residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal’s primary market areas of Mid-City and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal’s loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 2001, 40.53% were fixed-rate loans and 59.47% were ARMs.

     The interest rates for Broadway Federal’s ARMs are indexed to the 11th District Cost of Funds Index (“COFI”), the 1-year Treasury Index (“Treasury”) and the 12-month average of the Treasury index (“12-MTA”). Broadway Federal currently offers loans with interest rates that adjust both semi-annually and annually. Borrowers are required to make monthly payments under the terms of such loans. Some of its loan programs have payment schedules that permit “negative amortization” (that is, portions of the interest on loans that have adjusted upward due to interest rate index increases are not payable currently and are instead added to the loan principal). At December 31, 2001 and 2000 Broadway Federal had approximately $24.2 million and $26.2 million, respectively, in mortgage loans that are subject to negative amortization. Negative amortization may involve a greater risk to Broadway Federal because during periods of high interest rates the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal’s underwriting criteria, including relatively low loan-to-value ratios. No loans were in negative amortization status at December 31, 2001 and 2000.

     Broadway Federal qualifies its ARM borrowers based upon the fully indexed interest rate (COFI or other index plus the applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower may be discounted to a rate determined by Broadway Federal in accordance with market and competitive factors. As of December 31, 2001, for ARMs, secured by one-to-four family units that adjust annually, the introductory rate offered by Broadway Federal was equal to the fully-indexed rate based on the one-year Treasury bill, which was 2.23% at that date plus a margin of 2.50%. As of December 31, 2001, the fully indexed rates on ARMs that adjust annually and are secured by multi-family properties was 6.25% based on the 12 MTA index of 3.76% and a margin of 2.49%. Broadway Federal’s annual ARMs adjust by a maximum of 2.00% per adjustment. The ARMs offered by Broadway have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps, market rates may exceed the maximum rates payable on Broadway Federal’s ARMs. At December 31, 2001, Broadway Federal policy provides for fees of up to 3.50% of the original loan amount for its one- to four-family ARMs.

     Broadway Federal offers fixed-rate mortgage loans with terms of 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal’s cost of funds. Broadway Federal policy provides for origination fees on fixed-rate loans of up to 2.75% of the original loan amount at December 31, 2001.

     Broadway Federal’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. Many of Broadway Federal’s borrowers on one- to four-family properties are older homeowners who typically prefer to maintain lower than the maximum permitted loan balances. Properties securing a loan are appraised by either the staff appraiser of Broadway Federal or an approved independent appraiser and title insurance is required on all loans.

     Mortgage loans originated by Broadway Federal generally include due-on-sale clauses, which provide Broadway Federal with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without Broadway Federal’s consent. Due-on-sale clauses are an important means of adjusting the rates on Broadway Federal’s fixed-rate mortgage loan portfolio.

     Multi-Family Lending. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in Broadway Federal’s market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised value. At December 31, 2001, multi-family lending represented 62.35% of the Bank’s gross loan portfolio, compared to 54.69% at December 31, 2000.

     Multi-family loans amounted to $89.8 and $70.7 million at December 31, 2001 and 2000, respectively.

     Multi-family lending is part of the Company’s strategic focus on less competitive, higher yielding loan products. Most of these multi-family loans had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans ranges from one to five years. The adjustable rate portion of these loans is primarily indexed to the Treasury. The Company believes that the risks associated with multi-family loans described below are mitigated by more stringent underwriting requirements, which include lower loan-to-value ratios and increased debt service coverage ratios. Under Broadway Federal’s underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal’s primary market area, however, may result in increases in the loan-to-value ratios on Broadway Federal’s existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios of 120% to 125%. Properties securing a loan are appraised by either the staff appraiser of Broadway Federal or an approved independent appraiser and title insurance is required on all loans.

     When evaluating the qualifications of the borrower for a multi-family loan, Broadway Federal considers, among other things, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, and Broadway Federal’s lending experience with the borrower. Broadway Federal’s underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, Broadway Federal generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Broadway Federal’s largest multi-family loan at December 31, 2001 was a loan totaling $1,287,000. The loan is secured by a 28-unit property located in the Los Angeles metropolitan area. This loan is currently performing according to its terms. Broadway Federal’s second largest multi-family loan at that date was secured by a 38-unit property located in Downey, California. At December 31, 2001, this loan had an outstanding balance of $1,175,000, and was performing according to its terms. At December 31, 2001, Broadway Federal had one other multi-family loan with a balance exceeding $1.0 million. This loan was performing according to its terms.

     Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than one- to four family residential loans and typically involve higher loan principal amounts than loans secured by one- to four family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions may have severe effects in Broadway Federal’s primary market areas in Mid-City and South Central Los Angeles, and result in declines in real estate values of multi-family properties that are more pronounced than for single family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

     Non-Residential Real Estate Lending. Broadway Federal originates non-residential real estate loans that are generally secured by properties used for religious or for business purposes such as church buildings, schools, small office buildings, health care facilities and retail facilities located in Broadway Federal’s primary market area. Broadway Federal has limited the origination of non-residential real estate loans in recent years. Of the $18.4 million in non-residential real estate loans at December 31, 2001, $924,000 and $1.1 million were originated in 2001 and 2000, respectively.

     Broadway Federal’s non-residential real estate loans are generally made in amounts up to 75% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARMs indexed to the COFI or the Treasury. Broadway Federal’s non-residential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower’s management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for non-residential loans secured by church properties are different than for non-church, non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

     The largest non-residential loan in Broadway Federal’s portfolio was originated in 2001. It is an unsecured line of credit and had an outstanding balance at December 31, 2001 of $818,000. This loan is currently performing according to its terms.

     The second largest non-residential loan in Broadway Federal’s portfolio was originated in 1987. It is secured by church property located in Los Angeles, California, and had an outstanding balance at December 31, 2001 of $662,000. This loan is currently performing according to its terms. At December 31, 2001, Broadway Federal’s portfolio contained one other non-residential loan with an outstanding balance exceeding $600,000. This loan was secured by church property located in Los Angeles and was performing according to its terms.

     Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities it serves makes church lending an important aspect of its community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such Church loans compared to other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending and such lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal’s portfolio totaled $10.8 million and $13.0 million at December 31, 2001 and 2000, respectively.

     Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family loans, to adverse conditions in the real estate market or the economy. Additionally, recessionary economic conditions in the Bank’s primary lending market area could result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and currently restricts such loans to its general market area.

     Consumer Lending. Broadway Federal’s consumer loans primarily consist of loans secured by savings accounts. At December 31, 2001, loans secured by savings accounts represented $897,000, or 0.62%, of Broadway Federal’s total gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

     Loan Approval Procedures and Authority. The Bank’s Board of Directors establishes its lending policies. The Loan Committee, which is comprised of at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for establishing and monitoring the lending policies of Broadway Federal.

     The Board of Directors has authorized the following loan approval limits based upon the amount of Broadway Federal’s total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is at or below $300,700, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower’s existing loans and the loan under consideration is from $300,701 to $499,999, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President-Chief Loan Officer; if the total of the borrower’s existing loans and the loan under consideration is from $500,000 up to $999,999, the new loan must be approved by the full Loan Committee; and if the total of existing loans and the loan under consideration is $1.0 million or more, the full Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved only by management be reviewed the following month by the two outside directors on the Loan Committee.

     For all loans originated by Broadway Federal, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by either the staff appraiser of Broadway Federal or by an independent licensed or certified appraiser designated and approved by Broadway Federal. The Board annually approves the independent appraisers used by Broadway Federal and approves Broadway Federal’s appraisal policy.

     It is Broadway Federal’s policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, private mortgage insurance is typically required and the borrower is required to make payments to a mortgage impound account from which Broadway Federal makes disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

     Delinquencies and Classified Assets. Management performs a monthly review of all delinquent loans and reports quarterly to the Asset Review Committee of the Board of Directors. The procedures followed by Broadway Federal with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. When a borrower fails to make a required payment on a loan, Broadway Federal takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans, Broadway Federal generally sends the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters and telephone calls are made. If the loan is still not brought current and it becomes necessary for Broadway Federal to take legal action, Broadway Federal generally commences foreclosure proceedings against all real property that secures the loan.

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

     If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by Broadway Federal as real estate acquired through foreclosure (“REO”) and is carried in Broadway Federal’s consolidated financial statements at the lower of estimated fair value less the costs estimated to be necessary to sell the property or cost.

     Broadway Federal obtains appraisals on REO properties on an annual basis. Broadway Federal generally conducts external inspections of REO properties (excluding land) on at least a quarterly basis.

     Federal regulations and Broadway Federal’s internal policies require that Broadway Federal utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. Broadway Federal has incorporated asset classifications as a part of its credit monitoring system and thus classifies problem assets and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose Broadway Federal to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.”

     Broadway Federal has established an allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a federally insured institution classifies one or more assets, or portions thereof, as “Loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 2001, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal’s loan portfolio in connection with periodic regulatory examinations, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal’s financial condition and earnings.

     At December 31, 2001 Broadway Federal had $2.1 million of loans classified as “Substandard,” of which the largest had a principal balance of $611,000 and was secured by a church. At December 31, 2001, no loans were classified as “Doubtful” and three loans were classified as “Loss”. As of December 31, 2001, loans designated as “Special Mention” consisted of eleven loans totaling $1.1 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 2001, the largest loan designated as “Special Mention” had a principal balance of $233,000 and was secured by a multi-family property.

     The following table sets forth delinquencies in Broadway Federal’s loan portfolio as of the dates indicated:

	December 31,

	2001				2000

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

		Principal		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans

				(In thousands)
One- to four family	—	$—	4	257	—	$—	3	$164
Multi-family	—	—	—	—	—	—	—	—
Non-residential	—	—	1	68	—	—	—	—

Total	—	$—	5	325	—	$—	3	$164

Delinquent loans to total gross loans		0.00%		0.23		0.00		0.10

     Non-Performing Assets. Non-performing assets, consisting of non-accrual loans and REO, decreased from $632,000 at December 31, 2000 to $468,000 at December 31, 2001. The $164,000 decrease resulted from a decrease in non-accrual loans. As a percentage of total assets, non-performing assets were 0.26% at December 31, 2001, as compared to 0.38% at December 31, 2000. The allowance for loan losses was 335.68% of non-performing loans at December 31, 2001, as compared to 224.84% at December 31, 2000.

     The following table includes information regarding Broadway Federal’s non-performing assets at the dates indicated. For the years ended December 31, 2001 and 2000, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $58,000 and $24,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $57,000 and $9,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2001. No accruing loans were contractually past due by 90 days or more at December 31, 2001.

	At December 31,

	2001	2000

	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$257	$164
Multi-family	—	—
Non-residential	211	468

Total non-performing loans	468	632
REO	—	—

Total non-performing assets	$468	$632

Allowance for loan losses as a percentage of gross loans	1.10%	1.10%
Allowance for loan losses as a percentage of total non-performing loans	335.68%	224.84%
Allowance for losses as a percentage of total non-performing assets(1)	335.68%	224.84%
Non-performing loans as a percentage of gross loans	0.33%	0.49%
Non-performing assets as a percentage of total assets	0.26%	0.38%
Net charge-offs to average loans	—	0.29%
Impaired loans as a percentage of gross loans	0.15%	0.36%

(1)	Allowance for losses includes valuation allowances on loans and REO.

     At December 31, 2001, Broadway Federal’s total recorded investment in impaired loans was $211,000. The balance was fully reserved at December 31, 2001. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of operations and comprehensive earnings. During the year ended December 31, 2001, Broadway Federal’s average investment in impaired loans was $303,000, and its interest income recorded on impaired loans during this period totaled $36,000. The accrual of interest income on impaired loans is discontinued when the loan becomes impaired, and previously accrued but uncollected interest income is reserved. Interest income on impaired loans is recognized on a cash basis.

     Allowance for Loan Losses. Broadway Federal’s allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that management considers adequate to cover losses in loans receivable, which are deemed probable and estimable. The Board of Directors of Broadway Federal reviews the level and reasonableness of the monthly provision for loan losses, as well as the matrix that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and Broadway Federal’s underwriting policies. To determine the overall allowance, management periodically reviews all loans by loan category (one- to four-family, multi-family, non-residential real estate).

     The Bank also maintains an allowance for impaired loans as a component of its allowance for loan losses. For the Bank, loans collectively reviewed for impairment include all loans with principal balances of less than $250,000. Loans with balances of $250,000 and greater are evaluated for impairment as part of the Bank’s normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, the Bank measures impairment for all collateral dependent loans at the fair value of the collateral.

     Adjustments to the loan loss allowance are made by Broadway Federal based upon management’s analysis of each category of loans and of the potential risk factors within each category. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Loan loss provisions may be recaptured for a particular loan category if management determines that the factors that existed and required higher provisions are no longer present. Loan loss provisions may be increased if management becomes aware of factors elevating the risk in that loan category.

     Broadway Federal seeks to anticipate problems and take appropriate steps to resolve them through its internal asset review procedures. Such procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Broadway Federal monitors and modifies its allowance for loan losses as conditions dictate. Although Broadway Federal maintains its allowance at a level that it considers adequate to provide for potential losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Broadway Federal’s allowance for loan losses. Such agencies may require Broadway Federal to make additional provisions for estimated loan losses based upon judgments of the information available to them at the time of the examination.

     For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 2001 and 2000, Broadway Federal had no REO.

     The following table sets forth Broadway Federal’s allowances for loan and real estate losses at the dates indicated:

	December 31,

	2001	2000

	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,421	$1,439
Charge-offs:	—
One- to four-family	—	134
Multi-family	—	244
Other	—	—

Total charge-offs(1)	—	378
Provision charged to earnings	150	360

Balance at end of year	$1,571	$1,421

Allowance for REO
Balance at beginning of year	—	182
Provision for losses	—	—
Charge-offs (1)	—	(182)

Balance at end of year	$—	$—

(1)	There were no recoveries for the years ended December 31, 2001 and 2000.

     The following table sets forth the ratios of Broadway Federal’s allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

	Allocation of the Allowance for Loan Losses at December 31,

	2001		2000

		Percentage of Loans		Percentage of Loans
		in Each Category to		in Each Category to
	Amount	Total Loans	Amount	Total Loans

		(Dollars in thousands)
One-to-four family	$142	23.42%	$118	28.75%
Multi-family	733	62.35%	414	54.69%
Non-residential	399	12.77%	229	15.13%
Other	243	1.46%	550	1.43%
Unallocated	54	—	111	—

Total allowance for loan losses	$1,571	100.00%	$1,421	100.00%

     The Company periodically evaluates the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. The reduction in the allocation to the Other category in the table above from December 31, 2000 to December 31, 2001 is primarily attributable to the reduction of impaired loans and the related impairment allowance.

     Investment Activities

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets are limited to investments that a federally chartered savings institution is authorized to make directly. Historically, Broadway Federal has maintained liquid assets at levels management believes to be adequate to support its normal daily activities.

     The investment policy of the Company is to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest-rate and credit risk, and complement the Bank’s lending activities. The Company’s investment policy generally limits investments to government and federal agency backed securities and other non-government guaranteed securities, certificates of deposit of insured banks and savings institutions, mortgage-backed securities issued by the FHLMC, the FNMA, the Government National Mortgage Association (“GNMA”), mutual funds with assets that a federally chartered savings institution is authorized to make directly, and municipal obligations that have a rating which exceeds or is the equivalent of an “A” rating as determined by Standard & Poor’s Ratings Group or Moody’s Investors Service. Banker’s acceptances from any one issuer are limited to 10% of the Bank’s capital and commercial paper is limited to 1% of the Bank’s assets. The Company’s policies provide the authority to invest in marketable equity securities meeting the Company’s guidelines and further provide that all such investments be ratified by the Board of Directors on a quarterly basis. At December 31, 2001 and 2000, the Company had investment and mortgage-backed securities in the aggregate amount of $18.5 million and $21.4 million, respectively, with fair values of $18.8 million and $21.3 million, respectively.

     The following table sets forth information regarding the amortized cost and fair values of the Company’s investment and mortgage-backed securities at the dates indicated.

	At December 31,

	2001		2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(In thousands)
Investment and mortgage-backed securities:
Held to maturity:
Mortgage-Backed Securities	$13,931	$14,231	$10,748	$10,740
Federal Agency debentures	—	—	10,623	10,557
Available for sale:
Mutual Funds	4,600	4,604	—	—

Total investment and mortgage-backed securities	$18,531	$18,835	$21,371	$21,297

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s investments and mortgage-backed securities as of December 31, 2001.

	At December 31, 2001

	Less than One Year		One to Five Years		Five To Ten Years		More Than 10 Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

					(Dollars in thousands)
Held to maturity:
Mortgage-Backed Securities	$—	—	$—	—	$—	—	$13,931	7.21%	$13,931	7.21%
Available for sale
Mutual Funds	4,600	4.45%	—	—	—	—	—	—	4,600	4.45%

Total	$4,600	4.45%	$—	—	$—	—	$13,931	7.21%	$18,531	6.55%

Sources of Funds

     General. Deposits are a primary source of Broadway Federal’s funds used for lending and other investment activities and general business purposes. In addition to deposits, Broadway Federal derives funds from loan repayments and prepayments, proceeds from sales of loans and investment securities, maturities of investment securities, cash flows generated from operations and, to a lesser extent, FHLB advances.

     Deposits. Broadway Federal offers a variety of deposit accounts with a range of interest rates and terms. Broadway Federal’s deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Broadway Federal’s deposits are obtained predominately from the areas in which its branch offices are located. Broadway Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank emphasizes its retail “core” deposit relationships, consisting of passbook accounts, checking accounts and non-interest bearing demand accounts, which management believes tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect Broadway Federal’s ability to attract and retain deposits. Certificate accounts in excess of $100,000 and out-of-state deposits are not actively solicited by the Bank. Further, Broadway Federal generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account runoff.

     The following table sets forth the distribution of Broadway Federal’s deposit accounts by average balance for the years indicated and the weighted average interest rates on each category of deposits presented.

	Year Ended December 31,

	2001			2000

			Weighted			Weighted
	Average	Percentage	Average	Average	Percentage	Average
	Balance	of Total	Rate	Balance	of Total	Rate

	(Dollars in thousands)
Money market deposits	$5,567	3.83%	1.91%	$4,463	3.31%	2.73%
Passbook deposits	27,835	19.14%	1.04%	28,159	20.85%	1.26%
NOW and other demand deposits	20,216	13.90%	0.38%	17,786	13.17%	0.52%
Time deposits	91,797	63.13%	5.67%	84,642	62.67%	5.19%

Total Deposits	$145,415	100.00%	3.90%	$135,050	100.00%	3.67%

     The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2001, maturing within the next twelve months.

	For the Year Ended
	December 31, 2001

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Three months or less	$18,790	4.18%
Over three through six months	3,778	4.86%
Over six through 12 months	5,405	5.14%
Over 12 months	7,343	4.51%

Total	$35,316	4.47%

     Borrowings. From time to time Broadway Federal has obtained advances from the FHLB and will do so in the future as an alternative to retail deposit funds. FHLB advances are made to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans. See “—Regulation—Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and of the FHLB. At December 31, 2001 and 2000 Broadway Federal had $11.0 million and $10.0 million, respectively, outstanding advances from the FHLB and no other borrowings. Broadway Federal’s outstanding advances at December 31, 2001 were secured by mortgage loans.

     The following table sets forth certain information regarding Broadway Federal’s borrowed funds at or for the periods indicated:

	At or for the Year Ended
	December 31,

	2001	2000

	(Dollars in thousands)
FHLB Advances:
Average balance outstanding	$8,788	$13,678
Maximum amount outstanding at any month-end period	$11,000	$18,450
Balance outstanding at end of period	$11,000	$10,000
Weighted average interest rate during the period	6.60%	5.91%
Weighted average interest rate at end of period	4.93%	6.67%

     Personnel

     At December 31, 2001, Broadway Federal had 66 employees, 49 of whom are full-time employees and 17 of whom are part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

     Environmental Regulation

     The Bank’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Bank as an owner or operator of properties used in its business, and as a secured lender of property that is found to contain hazardous substances or wastes.

     Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party’s interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA’s secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank’s decision whether to foreclose on property that is found to be contaminated. The Bank’s policy is to obtain an environmental assessment if information is disclosed in the appraisal of property during the underwriting or foreclosure process. The existence of hazardous substances or wastes on commercial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Bank from realizing any proceeds on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury and property damage.

     Regulation

     General. The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination in that capacity by the OTS. Broadway Federal is a federally chartered savings bank and is a member of the FHLB System. Its customer deposits are insured through the SAIF, which is managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions.

     Broadway Federal is further subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Financial institutions, including Broadway Federal, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of certain adverse environmental conditions thereof (See — “Environmental Regulation”).

     The descriptions of the statutes and regulations applicable to the Company and its subsidiaries and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on the Company, Broadway Federal and the Company’s other subsidiary. The descriptions also do not purport to identify every statute and regulation that may apply to the Company, Broadway Federal and the Company’s other subsidiary.

     The OTS has primary enforcement authority over savings institutions and their holding companies. Such authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist orders and to initiate injunctive actions and removal and prohibition orders against officers, directors and certain other “institution affiliated parties.” In general, enforcement actions may be initiated for violations of specific laws and regulations and for unsafe or unsound conditions or practices.

     Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF is the insurance fund responsible for insuring the deposits of savings institutions, the deposits of which were formerly insured by the Federal Savings and Loan Insurance Corporation (the “FSLIC”). The Bank Insurance Fund (the “BIF”) is the insurance fund responsible for insuring the deposits of commercial banks and certain other institutions. Broadway Federal is a member of the SAIF.

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

     FDIC deposit insurance premiums are assessed pursuant to a “risk-based” system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution’s primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution’s financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate, currently ranging up to 0.27%. During 2001, Broadway Federal’s assessment rate was 0.03%; however, the Bank received notification from the FDIC in December 2001 that its risk classification would be changed effective January 1, 2002 causing its assessment rate to be reduced to zero.

     Capital Requirements. The capital regulations of the OTS (the “Capital Regulations”) require savings institutions to meet three regulatory capital requirements: a “leverage limit” (also referred to as the “core capital requirement”), a “tangible capital requirement” and a “risk-based capital requirement.” In addition to the general standards, the OTS may establish individual minimum capital requirements for a savings institution on a case-by-case basis, which vary from the requirements that would otherwise apply under the Capital Regulations.

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

     The core capital requirement currently requires a savings institution to maintain “core capital” of not less than 4% of adjusted total assets. “Core capital” includes common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution’s core capital is, in general, calculated in accordance with generally accepted accounting principles (“GAAP”), with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

     A savings institution is required to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. “Tangible capital” is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

     The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2001 and 2000, Broadway Federal’s general valuation allowance included in supplementary capital was $1,361,000 and $936,000, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

     Following is a reconciliation of Broadway Federal’s equity capital to the minimum OTS regulatory capital requirements as of December 31, 2001 and December 31, 2000:

	As of December 31

	2001			2000

	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital

			(In thousands)
Equity capital-Broadway Federal	$12,826	$12,826	$12,826	$12,530	$12,530	$12,530
Additional supplementary capital:
General valuation allowance	—	—	1,361	—	—	936
Assets required to be deducted	(103)	(103)	(103)	(196)	(196)	(196)

Regulatory capital balances	12,723	12,723	14,084	12,334	12,334	13,270
Minimum requirement	2,679	7,145	9,318	2,494	6,652	8,004

Excess over requirement	$10,044	$5,578	$4,766	$9,840	$5,682	$5,266

     The Federal Deposit Insurance Act contains prompt corrective action (“PCA”) provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.”

     Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2001, Broadway Federal was a well-capitalized institution.

     The table below presents Broadway Federal’s capital ratios at December 31, 2001 and 2000:

	Actual
			Well
			Capitalized
	Amount	Ratios	Requirement

		(Dollars in thousands)
December 31, 2001:
Total Risk based ratio	$14,084	12.09%	10.0%
Tier 1 Risk based ratio	$12,723	10.92%	6.0%
Leverage/Tangible Ratio	$12,723	7.12%	5.0%

December 31, 2000:
Total Risk based ratio	$13,270	13.26%	10.0%
Tier I Risk based ratio	$12,334	12.33%	6.0%
Leverage/Tangible Ratio	$12,334	7.42%	5.0%

     Under the PCA provisions, an institution that is deemed to be undercapitalized is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions: (i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exist); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or require asset reductions; (vi) require the institution or a subsidiary to alter, reduce or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office for more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution’s financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions. In addition, subject to a limited exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. The term “unimpaired capital and unimpaired surplus” is defined for this purpose by reference to an institution’s regulatory capital. In addition, the basic 15% of capital lending limit includes as part of capital that portion of an institution’s general valuation allowances that is not includable in the institution’s regulatory capital for regulatory purposes. At December 31, 2001, the maximum amount that Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $2.1 million. The Bank’s internal policy established the loans to one borrower limitation at $1.7 million. At December 31, 2001, the largest aggregate amount of loans that Broadway Federal had outstanding to any one borrower was $1.4 million.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB system, Broadway Federal is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding FHLB advances (borrowings).

     Liquidity. Current revised regulations allow savings institutions to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The new regulations also require that in addition to meeting the minimum requirement above, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation and that the OTS can permit an institution to reduce its liquid assets below the minimum under certain conditions. For the calculation period including December 31, 2001, the liquidity ratio for Broadway Federal was 16.44%, which exceeded the new requirement. Broadway Federal’s liquidity includes its investments in short-term securities and CDs, and estimated prepayments on mortgage-backed securities for one year.

     Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OTS will assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Broadway Federal was rated “outstanding” in its most recent CRA exam.

     Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2001, Broadway Federal was in compliance with its QTL test requirements.

     Savings and Loan Holding Company Regulation. As a savings and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company, which is not a subsidiary of the Company. Prior OTS approval is required for the Company to acquire an additional savings association as a subsidiary.

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

     The Company is considered an “affiliate” of Broadway Federal for regulatory purposes. Savings institutions are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System and certain additional limitations. In addition, savings institutions are generally prohibited from extending credit to an affiliate, other than the institution’s subsidiaries, unless the affiliate is engaged only in activities which the Federal Reserve Board has determined to be permissible for bank holding companies and which the OTS has not disapproved.

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

     Restrictions on Dividends and Other Capital Distributions. Savings institution subsidiaries of holding companies generally are required to provide at least a 30-day advance notice of any dividends proposed to be paid on the institution’s stock. Dividends declared in violation of this notice requirement are invalid.

     In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain “capital distributions” by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and cash-out mergers.

     Under capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution, the 30-day period provides the OTS an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

     An application to the OTS for approval to pay a dividend is required if: (a) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OTS regulations to “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized); (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution; or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institutions by the OTS.

     In addition, Broadway Federal’s ability to pay dividends to the Company is also subject to the restriction arising from the existence of a liquidation account established upon the conversion of the institution from mutual to stock form in January 1996. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

     Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the “Guidelines”). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions’ boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

     USA Patriot Act of 2001. On October 6, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D. C. on September 11, 2001, the Patriot Act is intended to strengthen U. S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	Due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•	Standards for verifying customer identification at account opening;

•	Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	Reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	Filing of suspicious activities reports of securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Company is not able to predict the impact of the Patriot Act on its financial condition or results of operations at this time.

     Financial Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the “G-L-B Act”) which significantly reforms various aspects of the financial services industry. The G-L-B Act authorizes affiliations between banking securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies have been granted broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in non-financial activities and prohibits the formation of new unitary holding companies by non-financial companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties, except under certain conditions permissible or mandated by law, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions, however, will be required to comply with state laws if they are more protective of customer privacy than the G-L-B Act.

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

     Tax Matters

     Federal Income Tax

     General. The Company and its subsidiaries report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly Broadway Federal’s tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Broadway Federal or the Company.

     Bad Debt Reserve. Broadway Federal has qualified under provisions of the Internal Revenue Code (the “Code”) that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debts, under which additions to reserves are based on the institution’s six year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

     California Tax

     As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to “financial corporations.” The applicable tax rate is the rate on general corporations plus 2%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

Item 2. DESCRIPTION OF PROPERTY

     Broadway Federal conducts its business through four branch offices. Broadway Federal’s loan origination and service operations are also conducted from two of its branch offices. Broadway Federal’s administrative and corporate operations are conducted from the Company’s corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses its fourth branch office.

     There are no mortgages, material liens or encumbrances against any of Broadway Federal’s owned properties. Management believes that all of the properties are adequately covered by insurance, and that the carrying amount of the properties approximates their fair values. Management also believes that Broadway Federal’s facilities are adequate to meet the present needs of Broadway Federal and the Company.

				Net Book Value
		Original		of Property or
		Date	Date	Leasehold
	Leased or	Leased or	of Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2001

Administrative/Branch Office:
4800 Wilshire Blvd	Owned	1997	—	$1,932,000
Los Angeles, CA
Branch Offices:
4835 West Venice Blvd.(1)	Building Owned	1965	2013	$132,000
Los Angeles, CA	on Leased Land
Branch Office/Loan Origination and Service Center:
170 N. Market Street	Owned	1996	—	$896,000
Inglewood, CA
4001 South Figueroa Street	Owned	1996	—	$2,323,000
Los Angeles, CA

(1)	In June 1997, Broadway Federal leased 575 square feet of space to the Automobile Club of Southern California for a term of five years at $1,750 per month.

Item 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company and Broadway Federal are defendants in various litigation matters. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap (“NASDAQ-Small Cap”) under the symbol “BYFC.” As of February 28, 2002, 910,538 shares of Common Stock were outstanding and held by approximately 431 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

2001	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$12.60	$13.10	$11.50	$9.44
Low	$9.26	$9.98	$7.75	$6.88

2000

High	$8 15/16	$9 5/16	$8 9/16	$7 3/4
Low	$6 3/4	$7	$6 1/4	$4 5/8

     During 2001 and 2000, the Company paid quarterly dividends on its Common Stock at the rate of $0.05 per share. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company’s Board of Directors, which will be based on and subject to the Board’s assessment of the Company’s financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

     Dividends from the Bank are the Company’s principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. A 30-day prior notice to the OTS is required before any capital distribution is made. Broadway Federal received OTS approval for and declared a dividend dated January 31, 2001. The payment date was February 9, 2001.

     In addition to Common Stock, the Company, as part of the Bank’s mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock (“Preferred Stock”). The Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Preferred Stock was not publicly offered. The Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Preferred Stock. The Preferred Stock is non-voting and, as Preferred Stock, is subordinate to all indebtedness of the Company, including customer accounts. Dividends on the Preferred Stock are non-cumulative. In December 1997, the Company issued 32,613 shares of its Common Stock from its Treasury shares in exchange for 35,874 shares of the Company’s Preferred Stock, which was retired. At December 31, 2001, a total of 55,199 shares of Preferred Stock are outstanding.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996. See “Description of Business—Broadway Financial Corporation.”

     The Company’s and Broadway Federal’s results of operations are dependent primarily on its net interest income after provisions for loan losses, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings less provisions for loan losses. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company’s operating results are affected by the amount of the Bank’s general and administrative expenses, which consist principally of employee compensation and benefits and occupancy expenses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

     For the years ended December 31, 2001 and 2000, the Company recorded net earnings of $685,000, or $0.75 per diluted common share, and $677,000, or $0.74 per diluted common share, respectively. At December 31, 2001 and 2000, respectively, the Company had total consolidated assets of $178.9 million and $167.9 million; total deposits of $151.2 million and $141.6 million; and stockholders’ equity of $14.6 million and $14.0 million, representing 8.18% and 8.33% of assets. Each of the Bank’s regulatory capital ratios exceeded regulatory requirements at December 31, 2001 and 2000, with tangible and core capital each at 7.12% and 7.42% and risk-based capital at 12.09% and 13.26%, respectively.

     The Company’s level of non-performing assets declined from December 31, 2000, both in total dollar amount and as a percentage of total assets. The Company includes non-accrual loans and REO in determining its level of non-performing assets. At December 31, 2001, the Company reported $468,000 in non-performing assets compared to $632,000 at December 31, 2000.

     Interest Rate Sensitivity. Interest rate risk is the exposure of Broadway Federal’s current and future earnings and equity capital arising from adverse movements in interest rates. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of interest-earning assets as compared with those of the Company’s interest-bearing liabilities. Broadway Federal’s loan portfolio is predominantly ARMs tied to COFI, the Treasury or the 12 MTA. During 2001, these ARMs have generally repriced at a slower rate compared to the repricing of the Bank’s interest-bearing liabilities. However, the benefit of this lag effect has been partially offset by the increase in refinancings of portfolio loans resulting in loan pay-offs. Additionally, new loan originations have been recorded at lower rates than the rates for loans paid off.

     The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARMs, which are generally repriced at least annually and indexed to COFI, the Treasury or the 12 MTA.

     The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company’s Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing the Company’s asset/liability policies and interest rate risk position. The Committee generally meets quarterly, or more often as deemed necessary and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company’s net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

     Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Company’s Asset/Liability Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

     Net Portfolio Value. Net Portfolio Value (“NPV”) is the difference between the present value of expected future cash flows of the Bank’s assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting the cash flows using the interest rates for the various scenarios. Under current OTS regulations, the effect on NPV must be calculated for immediate and sustained interest rate changes of ± 100, 200 and 300 basis points.

     The following tables present Broadway Federal’s NPV as of December 31, 2001 and 2000. This information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal and is based upon data and assumptions about how interest rate changes may affect Broadway Federal’s interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2001

Change in Interest		NPV		Change in NPV as
Rates in Basis Points		Dollar	Percent	Percent of Present
(Rate Shock)	Amount	Change	Change(1)	Value of Assets

	(Dollars in thousands)
300	$19,986	$(1,848)	(8)%	(0.49)%
200	$20,521	$(1,313)	(6)%	(0.35)%
100	$21,555	$(379)	(1)%	0.01%
Zero	$21,834	—	—	—
(100)	$21,264	$(570)	(3)%	(0.42)%
(200)	$20,144	$(1,690)	(8)%	(1.10)%
(300)	$18,700	$(3,134)	(14)%	(1.94)%

Net Portfolio Value as of December 31, 2000

Change in Interest				Change in NPV as
Rates in Basis Points		Dollar	Percent	Percent of Present
(Rate Shock)	Amount	Change	Change(1)	Value of Assets

	(Dollars in thousands)
300	$18,260	$(640)	(3)%	0.11%
200	$18,487	$(413)	(2)%	0.80%
100	$19,070	$170	1%	0.25%
Zero	$18,900	$—	—	—
(100)	$18,433	$(467)	(2)%	(0.40)%
(200)	$17,743	$(1,157)	(6)%	(1.16)%
(300)	$16,155	$(2,745)	(15)%	(1.78)%

(1)	Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate and sustained 200 basis point change in interest rates at December 31, 2001 and 2000, Broadway Federal would experience a (6)% and an (2)% decrease, respectively, in NPV in a rising rate environment and a (8)% decrease and a (6)% decrease, respectively, in NPV in a declining rate environment.

     It is not unusual for the Bank’s NPV to decrease in a rising interest rate environment because its interest-bearing liabilities typically reprice faster than its interest-earning assets. However, in the interest rate environment present at December 31, 2001, the Bank’s NPV also declines in all of the decreasing interest rate environments presented in the table above. This situation occurs because interest rates on a substantial portion of the Bank’s core interest bearing liabilities carry a stated interest rate that does not allow the stated interest rate to decline as much as indicated in the table above. As a result, in the interest rate environment that existed at December 31, 2001, the downward repricing of interest-earning assets has a greater impact on NPV than the downward repricing of interest-bearing liabilities.

     In evaluating Broadway Federal’s exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under “—Interest Rate Sensitivity” above, and the fact that market interest rates are unlikely to adjust simultaneously.

     Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been reviewed in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowances for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the section Lending Activities—Allowance for Loan Losses.

     Market Risk. The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2001 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 2001. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument’s contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company’s adjustable rate instruments, expected maturity date values were measured by adjusting the instrument’s contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments

	Expected Maturity Date
	Fiscal Year Ended December 31, 2001

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

				(Dollars in thousands)
Interest Earnings Assets:
Loans receivable(1)(2)(3)
Fixed	$4,539	$2,736	$2,213	$1,612	$1,135	$3,787	$16,022	$17,083
Average interest rate	8.85%	8.86%	8.76%	8.58%	8.18%	7.57%	8.46%
Adjustable	$94,584	$6,373	$24,445	$1,918	$636		$127,956	$130,884
Average interest rate	7.49%	7.73%	7.56%	7.51%	7.61%		7.52%
Investment securities(4)	$4,600						$4,600	$4,604
Average interest rate	4.45%						4.45%
Mortgage backed securities(5)(6)
Fixed	$2,855	$2,185	$1,672	$1,281	$987	$3,342	$12,322	$12,560
Average interest rate	6.21%	6.22%	6.22%	6.23%	6.24%	6.26%	6.23%
Adjustable	$1,609						$1,609	$1,671
Average interest rate	6.03%						6.03%
Interest bearing deposits	$5,028						$5,028	$5,028
Average interest rate	3.65%						3.65%
FHLB stock	$1,399						$1,399	$1,399
Average interest rate	7.12%						7.12%
Total interest earning assets	$114,614	$11,294	$28,330	$4,811	$2,758	$7,129	$168,936	$173,229
Interest Bearing Liabilities:
Savings accounts
NOW accounts(7)	$2,204	$1,829	$1,519	$1,260	$5,243		$12,055	$12,055
Average interest rate	0.34%	0.34%	0.34%	0.34%	0.34%		0.34%
Passbook accounts(8)	$4,591	$3,810	$3,163	$2,625	$2,179	$9,103	$25,471	$25,471
Average interest rate	1.03%	1.03%	1.03%	1.03%	1.03%	1.03%	1.03%
Certificate accounts(9)	$77,390	$7,476	$7,470	$2,439	$2,439		$97,214	$93,278
Average interest rate	4.34%	4.71%	4.71%	6.46%	6.46%		4.44%
Money Market funds(10)	$2,939	$1,968	$3,999				$8,906	$8,906
Average interest rate	1.89%	1.89%	1.89%				1.89%
Federal Home Loan Bank advances Fixed rate borrowing	$6,500	$4,500					$11,000	$11,283
Average interest rate	3.75%	6.64%					4.93%
Total interest bearing liabilities	$93,624	$19,583	$16,151	$6,324	$9,861	$9,103	$154,646	$150,993

(1)	Does not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.

(2)	For fixed rate single family residential loans assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 10.8% to 29% for the fixed and balloon mortgage loans.

For adjustable rate single family loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 21.90%.

For fixed rate non-single family residential loans, assumes annual amortization and a prepayment rate of 6% to 17%.

For adjustable rate non-single family residential loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 6%.

(3)	Approximately forty-nine percent (49%) of the Company’s adjustable rate loans change with COFI. The vast majority of these loans reprice on an average of six months or less. The remaining adjustable rate loans primarily change with a current market index such as the Treasury. All loans are subject to various market-based annual and lifetime rate caps and floors.

(4)	Investment securities of the Company are comprised of a mutual fund invested in ARM loans primarily indexed to the one year Treasury bill and as such have an anticipated maturity of one year or less.

(5)	For mortgage-backed securities with single family residential loan collateral, assumes annual amortization and balloon maturities as appropriate. Assumes prepayment rates of 12.9% to 25.3% for fixed rate securities.

(6)	The Company’s adjustable rate mortgage-backed securities reprice on an annual basis based upon changes in the Treasury. Various annual and lifetime market-based caps and floors exist. Assumes a prepayment rate of 21.90%.

(7)	For NOW accounts, assumes a 17% decay rate for five years, with the remaining balance maturing at the end of five years.

(8)	For regular passbook savings accounts, assumes a 17% decay rate for seven years, with the remaining balance maturing at the end of seven years.

(9)	Certificate accounts, assumes stated maturities.

(10)	Money Market fund accounts, assumes a 33% decay rate, with the remaining balances maturing in the third year.

     Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheets for the years ended December 31, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields.

	For the
	Year Ended December 31,

	2001			2000

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$1,658	$21	1.27%	$155	$10	6.45%
Federal Funds sold and other short-term investments	11,650	594	5.10%	896	44	4.91%
Investment securities	2,038	90	4.42%	10,633	643	6.05%
Loans receivable(1)(2)	133,743	11,452	8.56%	127,437	10,751	8.44%
Mortgage-backed securities	11,894	744	6.26%	11,878	750	6.31%
FHLB stock	1,363	97	7.12%	1,278	87	6.81%

Total interest-earning assets	162,346	$12,998	8.01%	152,277	$12,285	8.07%

Non-interest-earning assets	14,162			12,068

Total assets	$176,508			$164,345

Liabilities and Retained Earnings
Interest-bearing liabilities:
Money market deposits	$5,567	$106	1.91%	$4,463	$122	2.73%
Passbook deposits	27,835	289	1.04%	28,159	356	1.26%
NOW and other demand deposits	20,216	78	0.38%	17,786	93	0.52%
Certificate accounts	91,797	5,200	5.67%	84,642	4,392	5.19%

Total deposits	145,415	5,673	3.90%	135,050	4,963	3.67%
FHLB advances	8,788	580	6.60%	13,678	809	5.91%

Total interest-bearing liabilities	154,203	$6,253	4.06%	148,728	$5,772	3.88%

Non-interest-bearing liabilities	7,994			1,595
Retained earnings	14,311			14,022

Total liabilities and retained earnings	$176,508			$164,345

Net interest rate spread(3)		$6,745	3.95%		$6,513	4.19%
Net interest margin(4)			4.15%			4.28%
Ratio of interest-earning assets to interest-bearing liabilities			105.28%			102.40%
Return on average assets			0.39%			0.41%
Return on average equity			4.79%			4.83%
Average equity to average assets ratio			8.11%			8.53%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.

(2)	Amount excludes non-performing loans.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2001			Year ended December 31, 2000
	compared to year ended			compared to year ended
	December 31, 2000			December 31, 1999

	Increase (Decrease) in Net			Increase (Decrease) in Net
	Interest Income			Interest Income

		Due to			Due to
	Due to Volume	Rate	Total	Due to Volume	Rate	Total

			(In thousands)
Interest-earning assets:
Interest-earning deposits	$25	$(14)	$11	$—	$2	$2
Federal funds sold and other short term investments	548	2	550	6	13	19
Investment securities, net	(414)	(139)	(553)	34	(10)	24
Loans receivable, net	545	156	701	558	408	966
Mortgage backed securities, net	1	(7)	(6)	(134)	17	(117)
FHLB stock	6	4	10	10	21	31

Total interest-earning assets	711	2	713	474	451	925

Interest-bearing liabilities:
Money market deposits	26	(42)	(16)	(8)	39	31
Passbook deposits	(4)	(63)	(67)	(10)	(65)	(75)
NOW and other demand deposits	12	(27)	(15)	3	(9)	(6)
Certificate accounts	386	422	808	211	364	575
FHLB advances	(315)	86	(229)	65	166	231

Total interest-bearing liabilities	105	376	481	261	495	756

Change in net interest income	$606	$(374)	$232	$213	$(44)	$169

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

     General. The Company recorded net earnings of $685,000 or $0.75 per diluted common share, for the year ended December 31, 2001, compared to net earnings of $677,000 or $0.74 per diluted common share, for the year ended December 31, 2000. While net interest income after provision for loan losses in 2001 increased $442,000 or 7.18% compared to the prior year, non-interest expense increased by $534,000 or 9.33% for the same period, thus negating the positive impact of declining rates. The increase in non-interest expense during 2001 was primarily attributable to increased compensation costs, increased professional services fees, savings operation losses and fixed asset write-offs.

     During the year ended December 31, 2000, net earnings were negatively impacted by the accrual of $171,000 of estimated exit costs of closing the Company’s SmartCopy operations and losses from savings operations.

     Interest Income. Interest income increased by $713,000 or 5.80% in 2001 compared to 2000. The increase was primarily attributable to a $10.1 million increase in average interest-earning assets in 2001 compared to 2000, as the Bank was able to increase its loan portfolio through loan originations and purchases. The loan portfolio increased from $126.9 million at December 31, 2000 to $141.3 million at December 31, 2001.

     The yield on average interest-earning assets was 8.01% in 2001 compared to 8.07% in 2000. The decrease was influenced principally by the yield on the investment portfolio, which declined by 163 basis points in 2001 compared to 2000 from 6.05% to 4.42%. The loan portfolio yield increased slightly by 12 basis points in 2001 compared to 2000 from 8.44% to 8.56%.

     Interest Expense. Interest expense increased by $481,000 or 8.3% in 2001 compared to 2000. The increase was primarily attributable to the $5.5 million increase in average interest-bearing liabilities and an 18 basis point increase in the cost of interest-bearing liabilities to 4.06% in 2001 from 3.88% in 2000. Deposits grew from $141.6 million at December 31, 2000 to $151.2 million at December 31, 2001, and the average cost of deposits increased to 3.90% from 3.67%. Of that growth $3.8 million occurred in core deposit accounts, consisting of NOW and demand deposits, money market deposits and passbook deposits. Core deposits grew from $50.1 million at December 31, 2000 to $53.9 million at December 31, 2001. The decrease in the average cost of core deposits to 0.88% in 2001 from 1.13% in 2000 significantly offset the increase in the cost of certificate accounts, which increased to 5.67% in 2001 from 5.19% in 2000.

     The average cost of FHLB advances was 6.60% in 2001 compared to 5.91% in 2000. In 2001, the Bank’s primary sources of funds were deposit growth and loan principal repayments and payoffs. As a result, the FHLB borrowing facility was not used as frequently or at the volume levels of 2000. The cost of borrowings in 2001 was substantially related to fixed-rate borrowings maturing in 2002 and 2003 with interest rates ranging from 6.64% to 6.77%.

     Net Interest Income After Provision for Loan Losses. Net interest income after provision for loan losses increased by $442,000 or 7.18% in 2001 compared to 2000. The net interest rate spread decreased from 4.19% to 3.95%. The effective net interest rate spread decreased from 4.28% to 4.15%. The provision for loan losses decreased $210,000 based on management’s estimate of the level of valuation allowance needed to cover the inherent risk in the portfolio.

     The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2001 and 2000. The Bank’s non-performing assets to total assets ratio improved to 0.26 % at December 31, 2001, compared to 0.38% at December 31, 2000. The Bank’s allowance for loan losses as a percentage of non-performing loans was 335.68 % at December 31, 2001 compared to 224.84% at December 31, 2000. At December 31, 2001 and 2000, the Bank had no foreclosed real estate assets.

     Non-Interest Income. Non-Interest income increased by $69,000 or 9.15% in 2001 compared to 2000 primarily from the increase in service charges amounting to $97,000. In 2000, there were offsetting non-recurring items relating to a $116,000 loss on sale of loans, and a $178,000 gain from insurance proceeds in connection with the recovery of savings losses from previous years.

     Non-Interest Expense. Non-interest expense increased $534,000 or 9.33% in 2001 compared to 2000. The increase was primarily attributable to an increase in compensation expense, professional services, savings operation losses, a write-off of fixed assets, and offset by a decrease in occupancy expense

     Compensation expense increased $327,000 resulting from the addition of several higher salaried employees, and an increase in salaries and bonuses for employees.

     Professional services costs increased $115,000 in 2001 compared to 2000 due principally to higher accounting fees.

     Other non-interest expense increased $240,000 in 2001 compared to 2000 due principally to a $99,000 increase in savings operation losses from $86,000 in 2000 to $185,000 in 2001, a write-off of abandoned computer equipment of $47,000 and other non-recurring expenses and losses of $ 94,000 incurred in 2001.

     Occupancy expense, net decreased by $245,000 in 2001 compared to 2000 as a result of non-recurring SmartCopy closure costs of $344,000 in 2000 offset by closure costs of $59,000 for the Watts branch closure, and higher computer service costs of $39,000.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

     Assets. Total assets at the end of 2001 were $178.9 million compared to $167.9 million at the end of 2000, an $11.0 million increase. Assets increased largely due to the increase in the loan and mortgage-backed securities portfolios amounting to $17.8 million, offset and partially funded by the decrease in cash and investments amounting to $6.0 million.

     Loans receivable, including loans held for sale, increased $14.7 million in 2001 resulting from loan originations of $26.7 million and loan purchases of $8.2 million offset by loan payoffs, $0.6 million of loan sales and principal repayments of $19.6 million. In 2000 net loans receivable decreased $2.3 million.

     Mortgage-backed securities increased $3.2 million in 2001 reflecting purchases, net of repayments. All mortgage-backed securities are classified as held to maturity.

     Investment securities held to maturity amounting to $10.6 million at year-end 2000 were called away by the issuers in 2001. Excess liquidity was invested in CDs and an ARM mutual fund in 2001.

     Liabilities. Total liabilities at the end of 2001 were $164.3 million compared to $153.9 million at the end of 2000, a $10.4 million increase. The increase was primarily attributable to a $9.6 million increase in deposits, of which $3.8 or 39.6% million came from core deposits. At the end of 2001, 36.6% of total deposits were core deposits compared to 35.6% at the end of 2000.

     Liquidity and Capital Resources. Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

     The Bank’s primary sources of funds are Bank deposits, principal and interest payments on loans and, to a lesser extent, proceeds from the sale of loans and investments and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal’s average liquidity ratios were 22.99% and 12.87% for the years ended December 31, 2001 and 2000, respectively. Management’s goal is to reduce the liquidity ratio as part of the Company’s strategy to invest excess liquidity in Bank loans or other higher yielding interest-earning assets.

     The Bank has other sources of liquidity in the event that a need for additional funds arises, including FHLB advances. At December 31, 2001 and 2000, FHLB advances totaled $11.0 million and $10.0 million, respectively. During the years ended December 31, 2001 and 2000, Broadway Federal had borrowed from the FHLB to meet its short-term loan funding needs. Other sources of liquidity include investment securities maturing within one year.

     At December 31, 2001, the Bank had outstanding commitments to originate loans of approximately $673,000. The Bank anticipates that it will have sufficient funds available to meet its future loan origination commitments. Certificates of deposits that have contractual maturities of one year or less from December 31, 2001, totaled $77.0 million. If a significant portion of the maturing certificates is not renewed at maturity, the Bank’s other sources of liquidity include FHLB advances, principal and interest payments on loans, proceeds from loan sales and other borrowings, such as repurchase transactions. The Bank could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Bank has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Bank.

     Impact of Inflation and Changing Prices. The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company and Broadway Federal are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     Recent Accounting Pronouncements. For a discussion on recent accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements.

Item 7. FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION

     See Index to the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page 41.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Director’s and Executive Officers” and “Voting Securities and Principal Holders Thereof”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 Annual Meeting of Shareholders (the “Company’s 2002 Proxy Statement”).

Item 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company’s 2002 Proxy Statement, under the caption “Executive Compensation Benefits and Related Matters”.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company’s 2002 Proxy Statement, under the caption “Voting Securities and Principal Holders Thereof”.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number

2.1	Plan of Conversion (including Certificate of Incorporation and Bylaws of the Company and Federal Stock Charter and Bylaws of Broadway Federal) (Exhibit 2.1 to Amendment No. 2 to Registration S-1, No. 33-96814, filed by Registrant on November 13, 1995)
3.1	Form of Certificate of Incorporation of Broadway Financial Corporation (contained in Exhibit 2.1)
3.2	Form of Bylaws of Broadway Financial Corporation (contained in Exhibit 2.1)
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3	Form of Certificate of Designation for the Series A Preferred Stock (contained in Exhibit C to the Plan of Conversion in Exhibit 2.1 hereto)
10.1	Form of Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	Form of ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors
10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors
10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
21.1	Subsidiaries of Broadway Financial Corporation (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
23.1	Consent of KPMG LLP
*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

     (b)  Reports on Form 8-K

     None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By: /s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer and President

Date: March 29, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Paul C. Hudson Chief Executive Officer, President and Director (Principal Executive Officer)	Date: March 28, 2002

Alvin D. Kang Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 28, 2002

Elbert T. Hudson Chairman of the Board	Date: March 28, 2002

Kellogg Chan Director	Date: March 28, 2002

Stephen N. Rippe Director	Date: March 28, 2002

Rosa M. Hill Director	Date: March 28, 2002

Albert Odell Maddox Director	Date: March 28, 2002

Lyle A. Marshall Director	Date: March 28, 2002

Larkin Teasley Director	Date: March 28, 2002

Daniel A. Medina Director	Date: March 28, 2002

Broadway Financial Corporation and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2001 and 2000

Independent Auditors’ Report

The Board of Directors and Stockholders
Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California
February 14, 2002

Broadway Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31

	2001	2000

Assets
Cash	$2,639,000	$5,367,000
Federal funds sold	2,600,000	4,900,000
Interest bearing deposits	5,028,000	—
Investment securities held to maturity (fair value of $10,557,000 at December 31, 2000)	—	10,623,000
Investment securities available for sale	4,604,000	—
Mortgage-backed securities held to maturity (fair value of $14,231,000 at December 31, 2001 and $10,740,000 at December 31, 2000)	13,931,000	10,748,000
Loans receivable, net	133,937,000	126,815,000
Loans receivable held for sale, at lower of cost or fair value	7,362,000	59,000
Accrued interest receivable	943,000	1,071,000
Federal Home Loan Bank stock, at cost	1,399,000	1,316,000
Office properties and equipment, net	6,001,000	6,357,000
Other assets	457,000	670,000

Total assets	$178,901,000	$167,926,000

Liabilities and stockholders’ equity
Deposits	$151,156,000	$141,594,000
Advances from Federal Home Loan Bank	11,000,000	10,000,000
Advance payments by borrowers for taxes and insurance	224,000	194,000
Deferred income taxes	556,000	402,000
Other liabilities	1,337,000	1,759,000

Total liabilities	164,273,000	153,949,000
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares at December 31, 2001 and 2000	1,000	1,000
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 910,538 and 901,333 shares at December 31, 2001 and 2000, respectively	10,000	10,000
Additional paid-in capital	9,481,000	9,460,000
Accumulated other comprehensive income, net of taxes	2,000	—
Retained earnings — substantially restricted	5,804,000	5,322,000
Treasury stock — 51,197 and 60,402 shares, at cost at December 31, 2001 and 2000, respectively	(469,000)	(554,000)
Unearned ESOP shares	(201,000)	(262,000)

Total stockholders’ equity	14,628,000	13,977,000

Total liabilities and stockholders’ equity	$178,901,000	$167,926,000

See accompanying notes to consolidated financial statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Earnings

	Year ended December 31

	2001	2000

Interest on loans receivable	$11,452,000	$10,751,000
Interest on investment securities	246,000	643,000
Interest on mortgage-backed securities	744,000	750,000
Other interest income	556,000	141,000

Total interest income	12,998,000	12,285,000

Interest on deposits	5,673,000	4,963,000
Interest on borrowings	580,000	809,000

Total interest expense	6,253,000	5,772,000

Net interest income before provision for loan losses	6,745,000	6,513,000
Provision for loan losses	150,000	360,000

Net interest income after provision for loan losses	6,595,000	6,153,000

Non-interest income:
Service charges	685,000	588,000
Gain (Loss) on sale of loans receivable held-for-sale	5,000	(116,000)
Gain on casualty insurance reimbursement	—	178,000
Other	133,000	104,000

Total non-interest income	823,000	754,000

Non-interest expense:
Compensation and benefits	3,261,000	2,934,000
Occupancy expense, net	1,167,000	1,412,000
Advertising and promotional expense	163,000	190,000
Professional services	402,000	287,000
Real estate operations, net	—	(87,000)
Contracted security services	164,000	162,000
Telephone and postage	216,000	163,000
Stationary, printing and supplies	109,000	127,000
Other	775,000	535,000

Total non-interest expense	6,257,000	5,723,000

Earnings before income taxes	1,161,000	1,184,000
Income taxes	476,000	507,000

Net earnings	685,000	677,000

Other comprehensive earnings:
Unrealized income on securities available for sale	4,000	—
Income tax expense	(2,000)	—

Other comprehensive earnings	2,000	—

Comprehensive earnings	$687,000	$677,000

Net earnings	$685,000	$677,000
Less dividends paid on preferred stock	(28,000)	(28,000)

Earnings available to common shareholders:	$657,000	$649,000

Earnings per share — basic	$0.75	$0.74

Earnings per share — diluted	$0.75	$0.74

See accompanying notes to consolidated financial statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other	Retained Earnings		Unearned	Total
	Preferred	Common	Paid-in	Comprehensive	(Substantially	Treasury	ESOP	Stockholders'
	Stock	Stock	Capital	Income	Restricted)	Stock	Shares	Equity

Balance, at December 31, 1999	$1,000	10,000	9,674,000	—	4,809,000	(318,000)	(375,000)	13,801,000
Net earnings for the year ended December 31, 2000		—	—	—	677,000	—	—	677,000
Treasury stock acquired	—	—	—	—	—	(236,000)	—	(236,000)
Cash dividends paid — 2% common stock	—	—	—	—	(136,000)	—	—	(136,000)
Cash dividends paid — 5% preferred stock	—	—	—	—	(28,000)	—	—	(28,000)
Allocation of Employee Stock Ownership Shares	—	—	(214,000)	—	—	—	113,000	(101,000)

Balance at December 31, 2000	$1,000	10,000	9,460,000	—	5,322,000	(554,000)	(262,000)	13,977,000
Net earnings for the year ended December 31, 2001	—	—	—	—	685,000	—	—	685,000
Unrealized gain on securities available for sale, net of tax	—	—	—	2,000	—		—	2,000
Treasury stock used for vested stock awards	—	—	15,000	—	—	85,000	—	100,000
Cash dividends paid — 2% common stock	—	—	—	—	(175,000)	—	—	(175,000)
Cash dividends paid — 5% preferred stock	—	—	—	—	(28,000)	—	—	(28,000)
Allocation of Employee Stock Ownership Shares	—	—	6,000	—	—	—	61,000	67,000

Balance, at December 31, 2001	$1,000	10,000	9,481,000	2,000	5,804,000	(469,000)	(201,000)	14,628,000

See accompanying notes to consolidated financial statements.

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31

	2001	2000

Cash flows from operating activities
Net earnings	$685,000	$677,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	341,000	375,000
Amortization of premium on loans purchased	6,000	4,000
Amortization of net deferred loan origination fees	(81,000)	(44,000)
Amortization of discounts and premiums on investment securities and mortgage-backed securities	(178,000)	120,000
Amortization of deferred compensation	90,000	(101,000)
Gain on sale of real estate acquired through foreclosure	—	(109,000)
Loss (Gain) on sale of loans receivable held for sale	(5,000)	116,000
Gain on sale of fixed assets	(18,000)	—
Accrual for branch closure	55,000	—
Provision for loan losses	150,000	360,000
Loans originated for sale, net of refinances	(777,000)	(3,114,000)
Proceeds from sale of loans receivable held for sale	604,000	5,397,000
Changes in operating assets and liabilities:
Accrued interest receivable	128,000	(58,000)
Deferred income tax liability	154,000	(203,000)
Equipment lease termination costs	—	136,000
Other assets	213,000	47,000
Other liabilities	(422,000)	784,000
Other	121,000	—

Total adjustments	381,000	3,710,000

Net cash provided by operating activities	1,066,000	4,387,000
Cash flows from investing activities
Loans originated, net of refinances	(25,925,000)	(14,387,000)
Principal repayment on loans	19,605,000	13,808,000
Proceeds from sale of office properties and equipment	222,000	—
Purchases of interest-bearing deposits	(6,028,000)	—
Purchases of mortgage backed securities held-to-maturity	(6,317,000)	—
Purchases of securities available for sale	(4,600,000)	—
Purchases of loans held for sale	(8,001,000)	—
Proceeds from maturities of interest bearing deposits	1,000,000	—
Proceeds from maturities and repayments of investment securities held to maturity	10,623,000	—
Proceeds from maturities and repayments of mortgage-backed securities held to maturity	3,312,000	2,342,000
Federal Home Loan Bank stock dividend	(83,000)	(87,000)
Capital expenditures for office properties and equipment	(291,000)	(199,000)
Proceeds from sale of real estate acquired through foreclosure	—	956,000

Net cash provided (used) in investing activities	(16,483,000)	2,433,000

See accompanying notes to consolidated financial statements

Broadway Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31

	2001	2000

Cash flows from financing activities
Net increase in deposits	$9,562,000	$7,610,000
(Decrease) increase in advances from the Federal Home Loan Bank	1,000,000	(6,900,000)
Dividends paid	(203,000)	(164,000)
Acquisition of Treasury stock	—	(236,000)
Increase in advance payments by borrowers for taxes and insurance	30,000	2,000

Net cash provided by financing activities	10,389,000	312,000

Net (decrease) increase in cash and cash equivalents	(5,028,000)	7,132,000
Cash and cash equivalents at beginning of year	10,267,000	3,135,000

Cash and cash equivalents at end of year	$5,239,000	$10,267,000

Supplemental disclosures of cash flow information
Cash paid for interest	$6,253,000	$5,625,000

Cash paid for income taxes	$696,000	$260,000

Supplemental disclosure of non-cash investing and financing activities
Transfer of loans to real estate acquired through foreclosure	$—	$332,000

See accompanying notes to consolidated financial statements

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

1. Organization

     Broadway Financial Corporation (“the Company”) is a Delaware corporation, primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 2001, the Bank operated four retail banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2. Summary of Significant Accounting Policies

     The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company’s and the Bank’s significant accounting policies.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and BankSmart, Inc. (a dormant company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2001 presentation.

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

Available-For-Sale Securities

     Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized as a reduction to current earnings.

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

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

     The allowance for loan losses is maintained at an amount management considers adequate to cover probable and estimable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of factors, including current economic trends, industry experience, historical loss experience, the borrowers’ ability to repay and repayment performance, probability of foreclosure, estimated collateral values, asset classifications, the Bank’s underwriting practices and management’s assessment of credit risk inherent in the portfolio. Loans, which are deemed uncollectible, are charged off against the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions. In addition to management, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon their judgements of the information available at the time of examination.

     A loan is considered impaired when, based on current circumstances and events, it is probable that the Bank will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Impaired loans exclude large groups of smaller balance homogenous loans that are collectively evaluated for impairment. For the Bank, loans collectively reviewed for impairment include all loans with principal balances of less than $250,000. Loans with balances of $250,000 and greater are evaluated for impairment as part of the Bank’s normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, the Bank measures impairment for all collateral dependent loans at the fair value of the collateral. The accrual of interest income on impaired loans is stopped when the loan becomes impaired, and previously accrued but uncollected interest income is reversed. Interest income on impaired loans is recognized on a cash basis.

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

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Loans Held for Sale

     Loans that are to be held for indefinite periods of time or not intended to be held to maturity are classified as held for sale. The Bank identifies those loans for which, at the time of origination or acquisition, it does not have the positive intent or ability to hold to maturity. Loans held for sale include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on prevailing market rates of similar loans.

Loan Sales and Servicing

     The Bank from time to time sells mortgage loans and loan participations from originations or portfolios identified as held for sale. Cash proceeds from loan sales are equal to the principal amount of loans or participations with yields to the investor based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. Typically, the Company will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company’s Consolidated Statements of Operations and Comprehensive Earnings. The Bank evaluates servicing assets for impairment in accordance with generally accepted accounting principles, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

Loans Purchased

     The Bank purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Bank’s investment needs and market opportunities. Subject to regulatory restrictions applicable to savings institutions, the Bank’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Bank’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments.

Real Estate Acquired through Foreclosure

     Real estate acquired through foreclosure represents real estate received in satisfaction of real estate secured loans and is initially recorded at estimated fair value of the real estate, less costs of disposition. An allowance for loss is provided when any subsequent decline in fair value occurs. Income recognition on the sale of real estate acquired through foreclosure is dependent upon the terms of the sale. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recorded in current operations.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Buildings	10 to 40 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the estimated useful lives of the assets, or the terms of the respective leases, not to exceed 15 years.

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

Preferred Stock

     The Series A preferred stock is non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share. At December 31, 2001 and 2000 there were 55,199 shares outstanding.

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

Risks Associated with Financial Instruments

     The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company’s financial instruments is concentrated in the Bank’s loan portfolio. The Bank has established a system for monitoring the level of credit risk in its loan portfolio.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Risks Associated with Financial Instruments (continued)

     Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations, to be similarly affected by changes in economic or other conditions. The ability of the Bank’s borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers’ geographic area and the individual financial condition of the borrowers.

     The Bank’s lending activities are concentrated in Southern California. The Bank currently focuses on the origination of residential mortgage loans and loans to community churches. The Bank generally requires collateral to support borrower commitments on loans receivable. The collateral may take several forms. Generally, for the Bank’s mortgage loans, the collateral will be the underlying mortgaged property.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in the Bank’s lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The majority of the Bank’s loans reprice based on the Eleventh District Cost of Funds Index (COFI) and the one-year Treasury bill with an annual adjustment of the interest rate and payment. The repricing of loans based on the COFI index and an annual adjustment of the one year Treasury bill rate means the interest rate on the majority of the Bank’s loans receivable tend to lag market interest rates. The Company closely monitors the pricing sensitivity of its financial instruments.

Stock Option Plan

     In January 1997 the Company adopted Statement of Financial Accounting Standards (“SFAS)” No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock options and grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

Employee Stock Ownership Plan

     Accounting principles generally accepted in the United States of America require that the issuance or sale of treasury shares to an Employee Stock Ownership Plan (ESOP) be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. An ESOP funded with an employer loan (internally leveraged ESOP) is reflected as a reduction to equity and the related interest income and expense is not recorded. The Company records fluctuations in compensation expense as a result of changes in the fair value of the Company’s common stock; however, any such compensation expense fluctuations results in an offsetting adjustment to paid-in capital.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which superseded “Accounting Principles Board Opinion” (“APB”) No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The FASB concurrently issued SFAS No. 142, “Goodwill and Other Tangible Assets,” which supersedes APB No. 17, “Intangible Assets.” These Statements change the accounting for business combinations, goodwill and other intangible assets by eliminating the pooling-of-interests method of accounting, and requiring an impairment-only approach to goodwill accounting instead of amortization. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. These Statements did not have any effect on the Company’s consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to record a liability for asset retirement obligations in the period in which they are incurred and to measure the liability at fair value, the amount a third party contractor would charge to remove the asset. SFAS 143 is effective for years beginning after June 15, 2002. Management anticipates the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment and Disposal of Long Lived Assets and for Obligations Associated With Disposal Activities,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement retains the basic recognition and measurement model for assets held for use and held for sale. However, it provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets to be sold must be stated at the lower of the assets’ carrying amounts or fair values, and depreciation would no longer be recognized. The Statement also supersedes the accounting and reporting provisions of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that related to discontinued operations. SFAS 144 is effective for years beginning after December 15, 2001. Management anticipates the adoption of SFAS No. 144 will not have a material impact on the Company’s financial statements.

3. Investment Securities

     At December 31, 2001 the Company had no investment securities classified as held to maturity. At December 31, 2000, the Company had no investment securities classified as available-for-sale.

     The following table provides a summary of investment securities with a comparison of amortized cost and fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2001:
Available for sale Mutual funds	$4,600,000	$4,000	—	$4,604,000

	$4,600,000	$4,000	—	$4,604,000

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2000:
Held to maturity
FHLB debentures	$5,623,000	$—	$48,000	$5,575,000
FNMA debentures	5,000,000	—	18,000	4,982,000

	$10,623,000	$—	$66,000	$10,557,000

     The remaining contractual maturities for investment securities at December 31, 2001 are as follows:

	Contractual Maturity

	Within	One Through	After
	One Year	Five Years	Five Years	Total

December 31, 2001:
Available for sale Mutual Funds	$4,600,000	$—	$—	$4,600,000

	$4,600,000	$—	$—	$4,600,000

     At December 31, 2001 and 2000, the Company had accrued interest receivable on investment securities of $14,000 and $154,000, respectively. During the years ended December 31, 2001 and 2000, the Company had no sales of investment securities. The investment securities that were classified as held to maturity at December 31, 2000 were redeemed by the issuers under call provisions.

4. Mortgage-backed Securities Held to Maturity

     At December 31, 2001 and 2000, all of the Company’s mortgage-backed securities are classified as held to maturity based on the Company’s intent and ability to hold the securities to maturity.

     The following table provides a summary of mortgage-backed securities held to maturity with a comparison of carrying and fair values.

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value

December 31, 2001
FNMA	$10,212,000	$243,000	$—	$10,455,000
GNMA	3,351,000	42,000	—	3,393,000
FHLMC	368,000	15,000	—	383,000

	$13,931,000	$300,000	$—	$14,231,000

December 31, 2000
FNMA	$6,713,000	$16,000	$—	$6,729,000
GNMA	3,334,000	—	37,000	3,297,000
FHLMC	701,000	13,000	—	714,000

	$10,748,000	$29,000	$37,000	$10,740,000

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Mortgage-backed Securities Held to Maturity (continued)

     The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 2001 are as follows:

	Contractual Maturity

	Within	After
	One Year	Five Years	Total

December 31, 2001
FNMA	$—	$10,212,000	$10,212,000
GNMA	$—	3,351,000	3,351,000
FHLMC	$—	368,000	368,000

	$—	$13,931,000	$13,931,000

     At December 31, 2001 and 2000, the Company had accrued interest receivable on mortgage-backed securities held to maturity of $132,000 and $72,000, respectively. During the years ended December 31, 2001 and 2000, the Company had no sales of mortgage-backed securities.

     5. Loans Receivable, Net

     The following is a summary of loans receivable, net:

	December 31

	2001	2000

Held for investment:
Real estate:
Residential:
One to four units	$33,478,000	$37,094,000
Five or more units	82,652,000	70,677,000
Non-residential	18,383,000	19,552,000
Loans secured by deposit accounts	897,000	1,139,000
Other	1,206,000	720,000

	136,616,000	129,182,000
Plus:
Premium on loans purchased	4,000	10,000
Less:
Loans in process	16,000	25,000
Allowance for loan losses	1,571,000	1,421,000
Deferred loan fees, net	683,000	764,000
Unamortized discounts	413,000	167,000

Loans receivable, net	$133,937,000	$126,815,000

Loans receivable held for sale:
Residential:
One to four units	237,000	$59,000
Five or more units	7,125,000	—

Loans receivable held for sale	7,362,000	$59,000

Weighted average interest rate	7.67%	8.46%

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Loans Receivable, Net (continued)

     Activity in the allowance for loan losses is summarized as follows:

	2001	2000

Balance at beginning of year	$1,421,000	$1,439,000
Provision for loan losses	150,000	360,000
Charge-offs	—	(378,000)

Balance at end of year	$1,571,000	$1,421,000

     The Bank had no recoveries during the years ended December 31, 2001 and 2000.

     At December 31, 2001 and 2000, the Bank had accrued interest receivable on loans of $797,000 and $824,000, respectively.

     The Bank serviced loans for others totaling $12.7 million and $21.8 million at December 31, 2001 and 2000, respectively.

     At December 31, 2001 and 2000, the Bank had loans to senior officers and directors amounting to $667,000 and $805,000, respectively. In the opinion of management, the terms of these loans are based upon the normal market for such loans. At December 31, 2001 these loans were performing in accordance with their terms.

     The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2001 and 2000:

	December 31

	2001	2000

Residential real estate	$257,000	$164,000
Other	211,000	468,000

Total non-accrual loans	$468,000	$632,000

     The Bank had no restructured loans or accruing loans that are contractually past due 90 days or more at December 31, 2001 and 2000.

     The gross amount of interest income that would have been recorded during the years ended December 31, 2001 and 2000, if non-accrual loans had been current in accordance with their original terms, was $58,000 and $24,000, respectively. For the years ended December 31, 2001 and 2000, $57,000 and $9,000, respectively, was actually received on non-accrual loans and is included in interest income on loans in the accompanying consolidated statements of earnings. The Bank had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 2001 and 2000.

     At December 31, 2001 and 2000, the total recorded investment in impaired loans was approximately $211,000 and $468,000, respectively. There is a related impairment allowance of $211,000 and $468,000 at December 31, 2001 and 2000, respectively. Provisions for losses and any related recoveries related to impaired loans are added to the allowance for loan losses. During the years ended December 31, 2001 and 2000, the Bank’s average investment in impaired loans was at $303,000 and $615,000, respectively, and interest income recorded on impaired loans during these periods totaled $36,000 and $11,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 2001 and 2000, all impaired loans were unsecured fully reserved lines of credit.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Loans Receivable, Net (continued)

     Substantially all of the Bank’s real estate loans are secured by properties located in Southern California. At December 31, 2001 and 2000, approximately 86% and 83%, respectively, of the loan portfolio consisted of loans secured by residential real estate. In addition, approximately 13% and 15% of the loan portfolio at December 31, 2001 and 2000, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 59% and 66% of non-residential real estate loans at December 31, 2001 and 2000, respectively.

6. Real Estate Acquired through Foreclosure, Net

     The Bank had no real estate acquired through foreclosure at December 31, 2001 and 2000.

     Activity in the allowance for losses on real estate acquired through foreclosure during the years ended December 31, 2001 and 2000, is summarized as follows:

	2001	2000

Balance at beginning of year	$—	$182,000
Provision for losses	—	—
Charge-offs	—	(182,000)

Balance at end of year	$—	$—

     Real estate operations, net, are summarized as follows:

	2001	2000

Net loss from operations of foreclosed real estate	$—	$(22,000)
Net gain on sales of foreclosed real estate	—	109,000

	—	87,000
Provision for losses	—	—

Real estate operations, net	$—	$87,000

7. Investment in Capital Stock of the FHLB

     As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 and 2000, of $1,399,000 and $1,316,000, respectively.

8. Office Properties and Equipment, net

     Office properties and equipment consist of the following:

	December 31

	2001	2000

Land	$1,723,000	$1,918,000
Office buildings and improvements	3,984,000	3,986,000
Furniture, fixtures and equipment	1,726,000	1,595,000

	7,433,000	7,499,000
Less accumulated depreciation	(1,432,000)	(1,142,000)

Office properties and equipment, net	$6,001,000	$6,357,000

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Office Properties and Equipment, net (continued)

     During the years ended December 31, 2001 and 2000, depreciation expense totaled $341,000 and $375,000, respectively.

9. Deposits

     A summary of deposits by type of account and interest rate is as follows:

	December 31

	2001		2000

	Rate*	Amount	Rate*	Amount

Balance by account type:
NOW account and other demand deposits	0.34%	$12,055,000	0.58%	$11,555,000
Non-interest bearing demand deposits	—	7,510,000	—	7,308,000
Money market deposits	1.89%	8,906,000	3.78%	5,083,000
Passbook	1.03%	25,471,000	1.28%	26,192,000
Certificates of deposit	4.44%	97,214,000	5.77%	91,456,000

		$151,156,000		$141,594,000

*Weighted average interest rate.

     The aggregate amount of time deposits equal to or exceeding $100,000 totaled $35,316,000 and $46,327,000 at December 31, 2001 and 2000, respectively.

     During the years ended December 31, 2001 and 2000 the weighted average interest rate on total deposits was 3.90% and 3.67%, respectively. At December 31, 2001 and 2000, the weighted average interest rate on total deposits was 3.15% and 4.15%, respectively.

     Deposit account maturities at December 31, 2001, are summarized as follows:

Maturity	Amount

2002	$77,020,000
2003	12,505,000
2004	2,775,000
2005	4,193,000
Thereafter	721,000

$97,214,000

     Interest expense by type of deposit account is summarized in the following table for the periods indicated:

	Year Ended December 31,

	2001	2000

Money market deposits	$106,000	$122,000
Passbook deposits	289,000	356,000
NOW and other demand deposits	78,000	93,000
Certificate of deposit	5,200,000	4,392,000

	$5,673,000	4,963,000

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Advances from the Federal Home Loan Bank

     There were $11.0 million and $10.0 million in borrowings outstanding with the FHLB as of December 31, 2001 and 2000, respectively. The outstanding borrowings at December 31, 2001 and 2000 had weighted average interest rates of 4.93% and 6.67%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $20.9 million and $26.1 million as of December 31, 2001 and 2000, respectively. The advances were also secured by mortgage-backed securities totaling $3.2 million as of December 31, 2000, with no mortgage-backed securities pledged as of December 31, 2001. Available borrowing capacity with the FHLB approximates $18.1 million and $26.6 million as of December 31, 2001 and 2000, respectively.

     The maturities of FHLB advances are as follows:

Year Ending December 31,
2002	6,500,000
2003	4,500,000

$11,000,000

11. Income Taxes

     The following is a summary of the provision for income tax expense:

	2001	2000

Current taxes:
Federal income	$217,000	$606,000
State franchise	105,000	104,000

	322,000	710,000

Deferred taxes:
Federal income	144,000	(224,000)
State franchise	10,000	21,000

	154,000	(203,000)

	$476,000	$507,000

     A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

	2001	2000

Computed “expected” federal taxes	$395,000	$403,000
Increases to taxes resulting from:
California franchise tax, net of federal income tax	76,000	82,000
Other	5,000	22,000

	$476,000	$507,000

     In prior years, the Bank had qualified under the provision of the Internal Revenue Code, which allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions. Alternatively, the Bank could deduct from taxable income an allowance for bad debts based upon the experience method. Under provisions of the Small Provision Job Protection Act of 1996, the Bank lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, the Bank may continue to maintain an allowance for bad debts based on the experience method, and its tax allowance for bad debts has been maintained under such method.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

     Retained earnings at December 31, 2001 and 2000 is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

     The tax effects of temporary and permanent differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

	2001	2000

Deferred tax assets:
Allowance for loan losses	$623,000	$757,000
Accrued liabilities	166,000	110,000
Lower of cost or market adjustment	60,000	69,000
State income taxes	27,000	46,000
Allowance for loss	—	15,000
Other	44,000	52,000

Net deferred tax assets	920,000	1,049,000

Deferred tax liabilities:
Basis difference on fixed assets	(438,000)	(439,000)
Deferred loan fees	(515,000)	(501,000)
FHLB stock dividend	(504,000)	(465,000)
Other	(19,000)	(46,000)

Total gross deferred tax liabilities	(1,476,000)	(1,451,000)

Net deferred tax liability	$(556,000)	$(402,000)

     Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of its realizability of its gross deferred tax assets, management believes that it is more likely than not that the Company will realize the tax benefit related to these assets.

     At December 31, 2001, the Company had a net current tax receivable of $296,000. At December 31, 2000, the company had a net current tax payable of $84,000.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Employee Benefit Plans

Stock Incentive Plans

Broadway Federal 401(k) Plan

     The Bank has established a 401(k) Plan in which employees may elect to enroll each January 1 or July 1 of every year provided that they are at least 21-years of age and have been employed for at least six months prior to the semiannual enrollment date. Employees may contribute up to 15 percent of their pretax annual salary with the Company matching up to 100 percent of the employee’s contribution, not to exceed three percent of that employee’s base salary. In 2001 and 2000, the Bank’s contribution amounted to $40,000 and $42,000, respectively.

Recognition and Retention Plan (RRP)

     The Bank adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and are accounted for as a reduction of stockholder’s equity. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. The expense related to the RRP for the fiscal years ended December 31, 2001 and 2000 was immaterial.

Performance Equity Program (PEP)

     The Bank adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote the Company’s growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. These shares represent deferred compensation and are accounted for as a reduction of stockholders’ equity. In the event that before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. The PEP provides for “Base Grants”, “Performance Grants” and “High Performance Grants.” Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. On November 15, 2000 the Company awarded 3,950 PEP Base Grants to employees. The new grants were awarded at a price of $8.69, representing the fair market value of the Company’s stock at the date of grant. The expense related to the PEP for the fiscal years ended December 31, 2001 and 2000 was immaterial. The table below reflects the RRP and PEP activity for the periods indicated:

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Employee Benefit Plans (continued)

Stock Incentive Plans (continued)

	Stock Programs

	PEP		RRP		Total

	Shares	Price*	Shares	Price*	Shares	Price

Outstanding at January 1, 2001	9,707	$10.06	4,872	$11.00	14,579	$10.37
Granted	—	—	—	—	—	—
Exercised	(5,314)	10.72	(3,891)	11.00	(9,205)	10.82
Forfeited	(1,021)	9.36	—	—	(1,021)	9.36

Outstanding at December 31, 2001	3,372	$9.25	981	$11.00	4,353	$9.64

Outstanding at January 1, 2000	5,757	$11.00	4,872	$11.00	10,629	$11.00
Granted	3,950	8.69	—	—	3,950	8.69
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31, 2000	9,707	$10.06	4,872	$11.00	14,579	$10.37

*Weighted average price.

Employee Stock Ownership Plan

     The Company has an Employee Stock Ownership Plan (ESOP) for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 67,487 shares of the common stock of the Company issued in the conversion from mutual to stock form of organization. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of ten years. At December 31, 2001 and 2000, the outstanding balance of unallocated shares was $201,000 and $262,000, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated balance sheets.

     Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant’s completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant’s completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Compensation expense related to the allocation of shares at December 31, 2001 and 2000 was $66,000 and $52,000, respectively.

     During the year ended December 31, 2001 and 2000, 6,526 and 6,965 shares, respectively, were allocated, leaving an unallocated balance of 21,720 and 28,246 shares at December 31, 2001 and 2000, respectively, after giving effect to an 8% stock dividend received from the Company in 1998. The fair value of unallocated ESOP shares totaled $273,000 and $215,000 at December 31, 2001 and 2000, respectively.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Employee Benefit Plans (continued)

Stock Incentive Plans (continued)

Stock Option Plans

     In 1996, the stockholders of the Company ratified two stock option plans, the Company’s Long-Term Incentive Plan (the “LTIP”) and the 1996 Stock Option Plan for Outside Directors (the “Stock Option Plan” and together with the LTIP, the “Stock Option Plans”). During 1997, the effective date of the Stock Option Plan was changed from December 1, 1995 to August 1, 1997.

     The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP will entitle the recipients to purchase specified numbers of shares of the Company’s common stock at a fixed price and are exercisable for up to ten years from the date of grant. Such options will become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. An aggregate of 62,488 options are available for issuance under the Plan. On November 15, 2000 and September 17, 1997, options to purchase 24,003 and 43,909 shares, respectively, were granted. As of December 31, 2001 none had been exercised.

     The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and the Bank by providing Outside Directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock Option Plan become vested and exercisable at the rate of twenty- percent (20%) annually commencing one year from the date of grant and are exercisable for up to ten years from the date of grant. An aggregate of 26,781 options are available for issuance under the plan. On November 15, 2000 and September 17, 1997, options to purchase 3,500 and 17,264 shares, respectively, were granted. As of December 31, 2001 none had been exercised.

     The table below reflects activity on the stock option plans for the periods indicated:

	Stock Option Plans

	LTIP		Stock Option Plan		Total

		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1, 2001	62,449	$10.11	20,764	$10.61	83,213	$10.24
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired or canceled	(3,529)	8.69	—	—	(3,529)	8.69

Outstanding at December 31, 2001	58,920	$10.20	20,764	$10.61	79,684	$10.30

Outstanding at January 1, 2000	38,446	$11.00	17,264	$11.00	55,710	$11.00
Granted	24,003	8.69	3,500	8.69	27,503	8.69
Exercised	—	—	—	—	—	—
Expired or canceled	—	—	—	—	—	—

Outstanding at December 31, 2000	62,449	$10.11	20,764	$10.61	83,213	$10.24

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Employee Benefit Plans (continued)

Stock Incentive Plans (continued)

Stock Option Plans (continued)

     The following table summarizes information about the stock options outstanding at December 31, 2001 and 2000:

		Options Outstanding			Options Exercisable

			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Exercise	Outstanding at	Contractual	Exercise	Outstanding at	Contractual	Exercise
Stock Option Plan	Prices	December 31, 2001	Life	Price	December 31, 2001	Life	Price

December 31, 2001:
LTIP	$11.00	38,446	5.71 years	$11.00	30,755	5.71 years	$11.00
	$8.69	20,474	8.88 years	$8.69	4,091	8.88 years	$8.69
Stock Option Plan	$11.00	17,264	5.71 years	$11.00	13,808	5.71 years	$11.00
	$8.69	3,500	8.88 years	$8.69	700	8.88 years	$8.69
December 31, 2000:
LTIP	$11.00	38,446	6.71 years	$11.00	23,068	6.71 years	$11.00
	$8.69	24,003	9.88 years	$8.69	—	—	$—
Stock Option Plan	$11.00	17,264	6.71 years	$11.00	10,358	6.71 years	$11.00
	$8.69	3,500	9.88 years	$8.69	—	—	$—

     The Black-Scholes Option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     No grants of options were made in 2001. The fair value of options granted by the Company in 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	5.74%
Expected volatility	30.10%
Expected dividend yield	2.00%
Expected option life	10 years
Approximate fair value of options granted	$3.46

     Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s proforma net earnings and net earnings per diluted share for 2001 and 2000 would have been as follows:

	2001	2000

Proforma net earnings	$653,000	$655,000
Proforma diluted earnings per share	$0.71	$0.71
Net earnings as reported	$685,000	$677,000
Diluted earnings per share as reported	$0.75	$0.74

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingent Liabilities

Commitments

     The Company, and the Bank, have operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company, or the Bank, pay property taxes and insurance. Lease expense was approximately $117,000 in 2001 and $296,000 in 2000. Annual minimum lease commitments attributable to long-term leases at December 31, 2001 are as follows:

	Premises	Equipment	Total

Year ending December 31:
2002	$42,000	$30,000	$72,000
2003	42,000	30,000	72,000
2004	42,000	30,000	72,000
2005	42,000	9,000	51,000
2006	42,000	—	42,000
Thereafter through 2013	291,000	—	291,000

	$501,000	$99,000	$600,000

     The Bank had commitments to originate loans of approximately $673,000 and $1.1 million, respectively, at December 31, 2001 and 2000. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank had commitments to sell loans of $273,000 at December 31, 2001. The Bank had no commitments to sell loans at December 31, 2000. The Bank had no commitments to purchase loans at December 31, 2001 and 2000.

Contingent Liabilities

     In the ordinary course of business, the Company and the Bank are defendants in various litigation matters. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and the Bank would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Regulatory Capital

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the capital regulations of the OTS promulgated thereunder (“Capital Regulations”) established three capital requirements — a “leverage limit,” a “tangible capital requirement” and a “risk-based capital requirement.” These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution, which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. At December 31, 2001 and 2000, the Bank was in compliance with such capital requirements.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Regulatory Capital (continued)

     The leverage limit adopted by the OTS Director under the Capital Regulations requires a savings institution to maintain “core capital” of not less than 4% of adjusted total assets, which is the minimum amount required by FIRREA. “Core capital” generally includes common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries.

     The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets, which is the minimum amount required by FIRREA. “Tangible capital” means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, valued at the lower of the maximum percentage established by the FDIC or the amount includable in core capital as defined under the Capital Regulations.

     The risk-based capital requirements provide, among other things that the capital ratio applicable to an asset will be adjusted to reflect the degree of defined credit risk associated with such asset. In addition, the asset base for computing a savings institution’s risk-based capital requirement includes off-balance sheet items, including loans and other assets sold with subordination or recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8% of risk weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes among other things certain types of preferred stock and subordinated debt and, subject to certain limitations, general valuation allowances.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains “prompt corrective action” provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the “prompt corrective action” provisions of FDICIA define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is “critically undercapitalized” if its “tangible equity” (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2001 and 2000, the Bank’s regulatory capital was in excess of the amount necessary to be “well capitalized.” Management believes there have been no conditions or events since the last notification by the OTS that would change the institution’s category.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Regulatory Capital (continued)

     The table below presents the Bank’s capital ratios as compared to the requirements under FDICIA at December 31, 2001 and 2000:

					Minimum
			Minimum		Amount
			For Capital Adequacy		Required to be Well
	Actual		Purposes		Capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001:
Leverage/Tangible Ratio	$12,723	7.12%	$7,145	4.0%	$8,930	5.0%
Tier I Risk-based ratio	$12,723	10.92%	$4,659	4.0%	$6,989	6.0%
Total Risk-based ratio	$14,084	12.09%	$9,318	8.0%	$11,648	10.0%

December 31, 2000:
Leverage/Tangible Ratio	$12,334	7.42%	$6,562	4.0%	$8,315	5.0%
Tier I Risk-based ratio	$12,334	12.33%	$4,002	4.0%	$6,003	6.0%
Total Risk-based ratio	$13,270	13.26%	$8,004	8.0%	$10,004	10.0%

     The table below presents the Bank’s capital ratios as compared to the requirements under FIRREA at December 31, 2001 and 2000:

	Tangible Capital		Core Capital		Risk-Based Capital

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001:
Actual	$12,723	7.12%	$12,723	7.12%	$14,084	12.09%
Required	2,679	1.50%	7,145	4.00%	9,318	8.00%

Excess	$10,044	5.62%	$5,578	3.12%	$4,766	4.09%

December 31, 2000:
Actual	$12,334	7.42%	$12,334	7.42%	$13,270	13.26%
Required	2,494	1.50%	6,652	4.00%	8,004	8.00%

Excess	$9,840	5.92%	$5,682	3.42%	$5,266	5.26%

15. Restructuring

     As of December 31, 2000, the Company decided to close its SmartCopy postal/copy centers because they were not profitable. Included in earnings for 2000 are accruals of $171,000 for the estimated exit costs of this activity. This includes $136,000 for equipment lease termination costs, $22,000 for asset impairment write-offs and $13,000 for employee severance costs. No additional costs were incurred in 2001 in connection with the closures. The Company completed its exit of this activity by March 31, 2001.

16. Fair Values of Financial Instruments

     Pursuant to applicable accounting standards the Company has included the following information about the fair values of its financial instruments, whether or not such instruments are recognized in the accompanying consolidated balance sheets. All components of cash and cash equivalents and interest bearing deposits are presumed to have approximately equal book and fair values because the period over which such amounts are realized are relatively short. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and,

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Fair Values of Financial Instruments (continued)

in many cases, could not be realized in an immediate sale or other disposition of the instrument. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company’s aggregate underlying fair value.

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

     The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2001 and 2000.

	Carrying	Fair
December 31, 2001	Value	Value

Assets:
Investment securities	$4,604,000	$4,604,000
Mortgage-backed securities	13,931,000	14,231,000
Loans receivable	141,299,000	147,967,000
Federal Home Loan Bank stock	1,399,000	1,399,000
Liabilities:
Deposits	151,156,000	147,220,000
Federal Home Loan Bank advances	11,000,000	11,283,000

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Fair Values of Financial Instruments (continued)

	Carrying	Fair
December 31, 2000	Value	Value

Assets:
Investment securities	$10,623,000	$10,557,000
Mortgage-backed securities	$10,748,000	$10,740,000
Loans receivable	$126,874,000	$131,377,000
Federal Home Loan Bank stock	$1,316,000	$1,316,000
Liabilities:
Deposits	$141,594,000	$141,578,000
Federal Home Loan Bank advances	$10,000,000	$10,156,000

17. Earnings Per Share

     For the years ended December 31, 2001 and 2000, basic earnings per share are computed based on earnings available to common stockholders and the weighted average number of shares for each respective year. Basic and diluted earnings per share were the same for 2001 and 2000.

     The Company’s stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS at December 31, 2001 and 2000. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding.

     The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31

	2001			2000

	Net earnings	Avg. Shares	Per-Share	Net earnings	Avg. Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$685,000			$677,000	—	—
Less: Preferred stock dividends	(28,000)			(28,000)	—	—

Earnings per common share:
Basic and diluted earnings available to common stockholders	$657,000	879,049	$0.75	$649,000	882,325	$0.74
Effect of dilutive securities Stock Option Programs	—	2,869		—	—	—

Earnings per common share:
Basic and diluted	$657,000	881,918	$0.75	$649,000	882,325	$0.74

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Unaudited Quarterly Financial Data

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter	Year

Interest income	$3,234	$3,305	$3,272	$3,187	$12,998
Interest expense	1,656	1,621	1,556	1,420	6,253
Net interest income	1,578	1,684	1,716	1,767	6,745
Provision for loan losses	30	45	30	45	150
Income before taxes	315	256	407	183	1,161
Net earnings	181	156	240	108	685
Basic earnings per share	.20	.17	.26	.11	.75
Diluted earnings per share(1)	.20	.17	.26	.11	.75
Market range:
High market price	9.44	11.50	13.10	12.60	13.10
Low market price	6.88	7.75	9.98	9.26	6.88

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter	Year

Interest income	$3,067	$3,055	$3,025	$3,138	$12,285
Interest expense	1,390	1,377	1,447	1,558	5,772
Net interest income	1,677	1,678	1,578	1,580	6,513
Provision for loan losses	90	90	90	90	360
Income before taxes	281	384	519	—	1,184
Net earnings (loss)	167	228	282	—	677
Basic earnings (loss) per share	.17	.24	.32	(.01)	0.74
Diluted earnings (loss) per share(1)	.17	.24	.32	(.01)	0.74
Market range:
High market price	7.75	8.56	9.31	8.94	9.31
Low market price	4.63	6.25	7.00	6.75	4.63

(1)	The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For diluted earnings per share, the weighted average shares of common stock are adjusted for the contingently issuable shares that are dilutive under the Company’s stock-based compensation plans.

19. Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company’s principal business is serving as a holding company for the Bank and BankSmart, Inc. (a dormant company). The parent company’s primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception there have been $500,000 of dividends paid to the parent company by the Bank.

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Parent Company Financial Information (continued)

     Balance Sheets

	December 31

	2001	2000

	(In thousands)
Assets
Cash	$1,515	$161
Investment securities held to maturity	—	1,000
Accrued interest	—	21
Investment in subsidiaries	12,733	12,391
Other assets	434	481

	$14,682	$14,054

Liabilities and stockholders’ equity
Other liabilities	$54	$77
Stockholders’ equity	14,628	13,977

	$14,682	$14,054

     Statements of Earnings

	Year ended December 31

	2001	2000

	(In thousands)
Interest income	$27	$63
Other income	23	187
Other expense	307	215

Earnings (loss) before income taxes	(257)	35
Income taxes (benefit)	(108)	13

Earnings (loss) before equity in undistributed earnings of subsidiaries	(149)	22
Equity in undistributed earnings of subsidiaries	834	655

Net earnings	$685	$677

Broadway Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Parent Company Financial Information (continued

     Statements of Cash Flows

	Year ended December 31

	2001	2000

	(In thousands)
Cash flows from operating activities
Net earnings	$685	$677
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(834)	(655)
Decrease in interest receivable	21	—
Decrease (Increase) in other assets	47	(244)
(Decrease) Increase in other liabilities	(23)	20
Other	161	(85)

Total adjustments	(628)	(964)

Net cash used in operating activities	57	(287)

Cash flows from investing activities
Proceeds from maturities of investment securities held to maturity	1,000	—

Net cash used in investing activities	1,000	—

Cash flows from financing activities
Dividend received from subsidiary	500	—
Stock repurchased	—	(236)
Dividends paid	(203)	(164)

Net cash used in financing activities	(297)	(400)

Net decrease in cash and cash equivalents	1,354	(687)
Cash and cash equivalents, beginning of year	161	848

Cash and cash equivalents, end of year	$1,515	$161