Form 10KSB/A
period 2001-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2002-05-07
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)



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

     State issuer's revenues for its most recent fiscal year: $13,821,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

     10.3 Form of Severance  Agreement  among  Broadway  Financial  Corporation,
          Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

     10.4 Broadway  Financial  Corporation  Recognition  and Retention  Plan for
          Outside  Directors dated August 1, 1997, filed as Exhibit 10.4 to Form
          10-KSB for the fiscal year ended December 31, 1997 and incorporated by reference.

     10.5 Broadway Financial Corporation Performance Equity Program for Officers and Directors dated August 1, 1997, filed as Exhibit 10.5 to Form
          10-KSB for the fiscal year ended December 31, 1997 and incorporated by reference.

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