Form 10QSB
period 2002-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2002-05-15
CIK 1001171

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

             4800 Wilshire Boulevard, Los Angeles, California 90010
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (323) 634-1700
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 910,538 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of April 19, 2002.

           Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [x]

                                      INDEX



                                                                           Page
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets (unaudited)
              as of March 31, 2002 and December 31, 2001                     3

              Consolidated Statements of Operations
              (unaudited) for the three months
              ended March 31, 2002 and March 31, 2001                        4

              Consolidated Statements of Cash Flows
              (unaudited) for the three months ended
              March 31, 2002 and March 31, 2001                              5


              Notes to Unaudited Consolidated Financial Statements           6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                   March 31,     December 31,
                                                                                      2002          2001
                                                                                      ----          ----

Assets:

Cash                                                                           $    5,701       $       2,639
Fed funds sold                                                                      5,000               2,600
Interest bearing deposits                                                           5,028               5,028
Investment securities held to maturity                                              1,000                   -
Investment securities available for sale                                            4,595               4,604
Mortgage-backed securities held to maturity                                        12,631              13,931
Loans receivable, net                                                             132,792             133,937
Loans receivable held for sale, at lower of cost or fair value                      5,934               7,362
Accrued interest receivable                                                           942                 943
Real estate acquired through foreclosure, net                                         108                   -
Investments in capital stock of Federal Home Loan Bank, at cost                     1,420               1,399
Office properties and equipment, net                                                5,951               6,001
Other assets                                                                          884                 457

Total assets                                                                   $  181,986       $     178,901


Liabilities and stockholders' equity

Deposits                                                                       $    153,210     $     151,156
Advances from Federal Home Loan Bank                                                  9,500            11,000
Advance payments by borrowers for taxes and insurance                                    41               224
Deferred income taxes                                                                   552               556
Other liabilities                                                                     3,767             1,337

Total liabilities                                                                   167,070           164,273
Stockholders' Equity:
    Preferred  non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares
        at March 31, 2002 and December 31, 2001                                           1                 1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 910,538 shares at March 31, 2002 and
        December 31, 2001                                                                10                10
   Additional paid-in capital                                                         9,486             9,481
    Accumulated other comprehensive gain (loss), net of taxes                            (3)                2
   Retained earnings-substantially restricted                                         6,078             5,804
   Treasury stock-51,197 shares, at cost at March 31, 2002 and
        December 31, 2001                                                              (469)             (469)
   Unearned Employee Stock Ownership Plan shares                                       (187)             (201)

Total stockholders' equity                                                           14,916            14,628

Total liabilities and stockholders'  equity                                    $    181,986     $     178,901



     See accompanying notes to unaudited consolidated financial statements.

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                  Three Months ended March 31,

                                                                                  2002                   2001
                                                                                  ----                   ----

Interest on loans receivable                                                   $    2,823       $       2,735
Interest on investment securities held to maturity                                      5                  95
Interest on investment securities available for sale                                   40                --
Interest on mortgage-backed securities                                                202                 170
Other interest income                                                                  89                 259

Total interest income                                                               3,159               3,259


Interest on deposits                                                                1,047               1,491
Interest on borrowings                                                                129                 165

Total interest expense                                                              1,176               1,656

Net interest income before provision for loan losses                                1,983               1,603

Provision for loan losses                                                            --                    30

Net interest income after provision for loan losses                                 1,983               1,573

Non-interest income:
     Service charges                                                                  221                 161
     Gain (loss) on loans receivable held for sale                                     (1)                  1
     Other                                                                             15                  28
Total non-interest income                                                             235                 190

Non-interest expense:
     Compensation and benefits                                                        928                 831
     Occupancy expense, net                                                           302                 254
     Advertising and promotional expense                                               20                  50
     Professional services                                                             93                  41
     Contracted security services                                                      40                  39
     Telephone and postage                                                             45                  56
     Stationary, printing and supplies                                                 31                  25
     Other                                                                            205                 152
Total non-interest expense                                                          1,664               1,448

Earnings before income taxes                                                          554                 315

Income taxes                                                                          228                 134

Net earnings                                                                          326                 181

Other comprehensive income (loss):
  Unrealized income (loss) on securities available for sale                            (5)               --
  Income tax benefits                                                                   2                --
Other comprehensive income (loss)                                                      (3)               --

Comprehensive earnings                                                         $      323       $         181

Net earnings                                                                   $      326       $         181
Dividends paid on preferred stock                                                      (7)                 (7)

Earnings available to common shareholders                                      $      319       $         174

Earnings per share-basic                                                       $     0.36       $        0.20
Earnings per share-diluted                                                     $     0.35       $        0.20
Dividend declared per share-common stock                                       $     0.05       $        0.05



     See accompanying notes to unaudited consolidated financial statements.

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                  2002               2001
                                                                                  ----               ----
Cash flows from operating activities
Net earnings                                                                   $      326       $         181

Adjustments to reconcile net earnings to net cash provided by
   (used in)operating activities:
   Depreciation                                                                        33                  91
   Amortization of premiums and discounts on loans purchased                          (44)                  1
   Amortization of net deferred loan origination fees                                (102)                 16
   Amortization of discounts and premiums on  investment securities                    40                  21
   Amortization of deferred compensation                                               22                  14
   Loss (gain) on sale of loans receivable held for sale                                1                  (1)
   Loss on disposal of fixed assets                                                    46                   -
   Provision for loan losses                                                            -                  30
   Loans originated for sale, net of refinances                                      (376)                  -
   Proceeds from sale of loans receivable held for sale                               613                  60
   Changes in operating assets and liabilities:
      Accrued interest receivable                                                       1                  65
      Other assets                                                                   (427)                 16
       Deferred income taxes                                                           (4)                  -
      Other liabilities                                                             2,395                (318)

Total adjustments                                                                   2,198                  (5)

Net cash  provided by operating activities                                          2,524                 176

Cash flows from investing activities
Loans originated, net of refinances                                                (4,658)             (2,696)
Principal repayment on loans                                                        7,066               4,218
Purchases of investment securities held-to-maturity                                (1,000)             (1,000)
Proceeds from maturities of investment securities held-to-maturity                      -               7,624
Proceeds from maturities of mortgage-backed securities held-
   to-maturity                                                                      1,260                 735
Purchase of Federal Home Loan stock                                                   (21)                (22)
Capital expenditures for office properties and equipment                              (29)                (78)

Net cash  provided by investing activities                                          2,618               8,781

Cash flows from financing activities
Net increase in deposits                                                            2,054               9,668
Decrease in advances from Federal Home Loan Bank                                   (1,500)                  -
Dividends paid                                                                        (51)                (51)
Increase in advances by borrowers
     for taxes and insurance                                                         (183)               (189)

Net cash provided by financing activities                                             320               9,428

Net increase in cash and cash equivalents                                           5,462              18,385

Cash and cash equivalents at beginning of period                                    5,239              10,267

Cash and cash equivalents at end of period                                     $   10,701    $         28,652

Supplemental disclosures of cash flow information:

Cash paid for interest                                                         $    1,245    $          1,697
Cash paid for income taxes                                                              -                 408

Supplemental disclosure of non-cash investing and
   financing activities
Transfers of real estate acquired through foreclosure                          $       73    $              -

     See accompanying notes to unaudited consolidated financial statements.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management of Broadway Financial Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of Broadway Financial Corporation and subsidiaries at March 31, 2002 and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2001 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Basic earnings per share were computed by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (891,165 and 874,718 shares for the three months ended March 31, 2002 and 2001, respectively). Diluted earnings per share additionally include the dilutive effect of Common Stock equivalents (900,194 and 874,718 shares for the three months ended March 31, 2002 and 2001, respectively).

3. Certain reclassifications have been made in the prior year financial statements to conform to the current year's presentation. Certain prior year average balances and ratios have been changed to conform to the current year's method of determining average asset or liability balances and resulting ratios. Prior year average balances were based on month- end balances. Current year average balances are based on daily balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African
American, Hispanic and other communities of Mid City and South Central Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured principally by residential real estate located in Southern California. At March 31, 2002, Broadway Federal operated four retail-banking offices in Mid City and South Central Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. (a dormant company). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's principal business is serving as a holding company for Broadway Federal. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of provisions for loan losses and the Bank's non-interest expenses, which consist principally of employee compensation and benefits and occupancy expenses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 30, 2001

General

The Company recorded net earnings of $326,000, or $0.35 per diluted common share, for the three months ended March 31, 2002, as compared to net earnings of $181,000, or $0.20 per diluted common share, for the three months ended March 31, 2001. The increase in net earnings for three months ended March 31, 2002 compared to the same period in the prior year resulted primarily from higher net interest income after provision for loan losses, offset by higher non-interest expense.

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses for the quarter ended March 31, 2002 amounted to $2.0 million compared to $1.6 million for the same period a year ago. The increase of $380,000 was primarily attributable to the effect of 1) an increase in the net interest rate spread from 3.42% for the three months ended March 31, 2001 to 4.31% for the three months ended March 31, 2002, an 89 basis point increase; and 2) a lower provision for loan losses.

The 89 basis point increase in the net interest rate spread was primarily attributable to the rapid decline in deposit cost of funds, and a slower decline in yield on the loan portfolio. The weighted average rate paid on deposits decreased from 4.26% for first quarter 2001 to 2.88% for first quarter 2002, a 138 basis point decrease. The weighted average rate paid on borrowings also decreased from 6.60% to 5.41% for the same periods, a 119 basis point decrease, however the amount of average borrowings were significantly less than the amount of average deposits, and therefore did not have as much of an impact on the cost of funds.

The yield on the loan portfolio decreased from 8.65% for first quarter 2001 to 8.09% for first quarter 2002, a 56 basis point decrease. This decrease was the primary reason for a 49 basis point decrease in the yield on interest-earning assets from 7.84% during first quarter 2001 to 7.35% during first quarter 2002.

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 2002 as compared to a $30,000 provision for loan losses for the same period in 2001.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $193,000 from $538,000 at March 31, 2001 to $345,000 at March 31, 2002. The decrease resulted from a decrease in non-accrual loans of $301,000 offset by an increase in REO of $108,000. As a percentage of total assets, non-performing assets were 0.19% at March 31, 2002, compared to 0.30% and 0.26% at March 31, 2001 and December 31, 2001, respectively. Since December 2001, non-accrual loans decreased by $231,000 to $237,000. There was one REO for $108,000 at March 31, 2002 and no REO at December 31, 2001. Non-accrual loans at March 31, 2002 included three loans totaling $94,000 secured by one- to four-unit properties and three unsecured loans totaling $143,000.

As of March 31, 2002, the Company's allowance for loan losses totaled $1.6 million, unchanged from the balance at December 31, 2001. The allowance for loan losses represents 1.12% of gross loans at March 31, 2002 compared to 1.10% at December 31, 2001. The allowance for loan losses was 662.87% of non-accrual loans at March 31, 2002, compared to 335.68% at December 31, 2001.

The provision for loan losses for the quarter ended March 31, 2002 results from management's ongoing assessment of the Company's level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of March 31, 2002, but, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company's allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available to them at the time of the examination.

Non-interest Income

Non-interest income increased by $45,000 to $235,000 for the three months ended March 31, 2002 as compared to the same period in 2001. Service charges increased $60,000 to $221,000, for the three months ended March 31, 2002 from $161,000 for the same period in the prior year. The increases primarily resulted from higher fees earned from customers on deposit accounts.

Non-interest Expense

Non-interest expense increased by $216,000 during the three-month period ended March 31, 2002, as compared to the same period in 2001. The increase in non-interest expense primarily resulted from increases in compensation and benefits, occupancy expense, professional services and other expense offset by a decrease in advertising and promotional expense and telephone and postage.

Compensation and benefits expense increased by $97,000 for three months ended March 31, 2002 as compared to the same period in 2001. The increase was principally due to a higher accrual of vested stock grants and bonuses, and higher employees' compensation expense due to the addition of new management personnel.

Occupancy expense increased by $48,000 for three months ended March 31, 2002, as compared to the same period in 2001. The increase was primarily due to a non-recurring reversal of $51,000 in equipment lease termination cost for SmartCopy, a discontinued business in 2001.

Professional services increased by $52,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The increase principally resulted from a $17,000 increase in legal fees, and a $30,000 increase in operational consulting fees.

Other non-interest expense increased by $53,000 for the three-month period ended March 31, 2002, as compared to the same period during 2001. The increase in other expense was primarily due to the write off of obsolete furniture, fixtures and equipment, and an increase in item processing fees, offset by decreases in savings losses, loan expense, FDIC premiums and courier service expense.

Advertising and promotional expense decreased by $30,000 for three months ended March 31, 2002 as compared to the same period in 2001 because of a reduction in promotions and customer give-aways in 2002.

Income Taxes

The Company's estimated effective tax rate was approximately 41.15% for the three months ended March 31, 2002, compared to approximately 42.54% for the same period in the prior year. Broadway Federal computes income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to taxable earnings before income taxes.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets at March 31, 2002 were $182.0 million compared to $178.9 million at December 31, 2001, representing an increase of $3.1 million. Net loans receivable (excluding loans held for sale) decreased from $133.9 million at December 31, 2001 to $132.8 million at March 31, 2002 as a result of $4.7 million in new loan originations, offset by $5.8 million in principal repayments. Historically, the Bank has experienced lower loan origination volumes in the first quarter, and this trend, coupled with the higher level of loan pay-offs that occurred during first quarter 2002, caused a decrease in loans receivable, net compared to the balance at December 31, 2001.

Loans held for sale at March 31, 2002 were $5.9 million as compared to $7.4 million at December 31, 2001. During the period, single-family fixed rate loans originated that were classified as held-for-sale amounted to $376,000 and the principal amount of such type of loans sold totaled $614,000.

Total liabilities at March 31, 2002 were $167.1 million compared to $164.3 million at December 31, 2001. The $2.8 million increase was primarily attributable to the increase in deposits and other liabilities, offset by decreases in advances from the Federal Home Loan Bank ("FHLB") and advance payments by borrowers for taxes and insurance.

Since December 31, 2001, deposits have increased by $2.0 million. The increase is attributable to an increase in core deposits (NOW, Demand, Money Market and Passbook) of $5.9 million, and a decrease in CD accounts (principally Jumbo CDs) of $3.9 million.

FHLB advances decreased by $1.5 million since December 31, 2001 as a result of pay-offs of short-term borrowings.

Total capital at March 31, 2002 was $14.9 million compared to $14.6 million at December 31, 2001. The $288,000 increase was primarily due to net earnings for the period and the allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings, such as securities sold under agreements to repurchase. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are customer deposits, principal and interest payments on loans and, to a lesser extent, principal repayments on mortgage-backed securities, proceeds from the sale of loans and advances from the FHLB. While maturities and scheduled amortization of Bank loans are relatively predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Broadway Federal's short-term liquid assets (cash, Federal funds sold, interest bearing deposits, and investment securities available for sale) amounted to $20.3 million at March 31, 2002, as compared to $14.9 million at December 31, 2001. The increase is primarily due to the increase in cash provided from operations of $2.5 million and net cash provided from investing activities of $2.6 million.

FHLB advances are the Bank's principal source of liquidity in the event that a need for additional funds arises. At March 31, 2002 and December 31, 2001, FHLB advances totaled $9.5 million and $11.0 million, respectively. The Bank's borrowing capacity with the FHLB of San Francisco, based on collateral held by the FHLB, was $17.5 million at March 31, 2002.

Since December 31, 2001 there has been no material change in the Company's interest rate sensitivity as of March 31, 2002. For a discussion on the Company's interest rate sensitivity and market risk, see the Company's annual report for the year ended December 31, 2001 and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2002, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

                                                OTS                     FDICIA                           Actual
     Regulatory Capital Ratios                Minimum             "Well-capitalized"                  At March 31,
        for Broadway Federal                Requirement               Requirement                         2002
-------------------------------------    ------------------    --------------------------          --------------------

Tangible capital                               1.50%                      N/A                             7.20%

Core capital                                   4.00%                     5.00%                            7.20%

Risk-based capital                             8.00%                    10.00%                           12.64%

Tier 1 Risk-based capital                       N/A                      6.00%                           11.36%



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BROADWAY FINANCIAL CORPORATION

Date:     May 15, 2002        By:      /s/ PAUL C. HUDSON
                                       ------------------
                                       Paul C. Hudson
                                       President and Chief Executive Officer



                                       By:  /s/ ALVIN D. KANG
                                             ----------------
                                       Alvin D. Kang
                                       Chief Financial Officer