Form 10QSB
period 2002-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2002-08-14
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For transition period from__________ to___________

                         Commission file number 0-27464

                         BROADWAY FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                               Delaware 95-4547287
                (State or other jurisdiction of incorporation or
                 (IRS Employer Identification No.)organization)

             4800 Wilshire Boulevard, Los Angeles, California 90010
                    (Address of principal executive offices)

                                 (323) 634-1700
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 904,738 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2002.

           Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [x]

                                      INDEX



                                                                     Page
PART I    FINANCIAL INFORMATION

   Item 1. Financial Statements
           Consolidated Balance Sheets (unaudited)
           as of June 30, 2002 and December 31, 2001                   3

           Consolidated  Statements of  Operations
           and  Comprehensive  Earnings (unaudited)
           for the three months and six months ended June 30,
           2002 and June 30, 2001                                      4

           Consolidated Statements of Cash Flows
           (unaudited) for the six months ended
           June 30, 2002 and June 30, 2001                             5


           Notes to Consolidated Financial Statements                  7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                       14

   Item 2.    Changes in Securities                                   14

   Item 3.    Defaults Upon Senior Securities                         14

   Item 4.    Submission of Matters to a Vote of
                 Security Holders                                     14

   Item 5.    Other Information                                       15

   Item 6.    Exhibits and Reports on Form 8-K                        15

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                  June 30,       December 31,
                                                                                    2002             2001
Assets:
Cash                                                                            $     4,317      $    2,639
Fed funds sold                                                                          500           2,600
Interest bearing deposits                                                             3,002           5,028
Investment securities held to maturity                                                2,000               -
Investment securities available for sale                                              8,669           4,604
Mortgage-backed securities held to maturity                                          13,650          13,931
Loans receivable, net                                                               134,086         133,937
Loans receivable held for sale, at lower of cost or fair value                        4,311           7,362
Accrued interest receivable                                                             935             943
Real estate acquired through foreclosure, net                                           107               -
Federal Home Loan Bank Stock, at cost                                                 1,439           1,399
Office properties and equipment, net                                                  5,903           6,001
Other assets                                                                            488             457

Total assets                                                                    $   179,407      $  178,901


Liabilities and stockholders' equity

Deposits                                                                        $   150,981      $  151,156
Advances from Federal Home Loan Bank                                                 10,750          11,000
Advance payments by borrowers for taxes and insurance                                   262             224
Deferred income taxes                                                                   572             556
Other liabilities                                                                     1,689           1,337

Total liabilities                                                                   164,254         164,273
Stockholders' Equity:
    Preferred  non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199
        shares at June 30,2002 and December 31, 2001                                      1               1
    Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 904,738 shares at June 30, 2002 and 910,538 shares at
        December 31, 2001.                                                               10              10
   Additional paid-in capital                                                         9,494           9,481
   Accumulated other comprehensive earnings, net of taxes                                24               2
   Retained earnings-substantially restricted                                         6,350           5,804
   Treasury stock-at cost, 56,997 shares at June 30, 2002 and 51,197
        shares at December 31, 2001                                                    (553)           (469)
   Unearned Employee Stock Ownership Plan shares                                       (173)           (201)

Total stockholders' equity                                                           15,153          14,628


Total liabilities and stockholders'  equity                                     $   179,407      $  178,901


                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months ended June 30,    Six Months ended June 30,
                                                                       2002          2001             2002           2001


Interest on loans receivable                                        $    2,753    $    2,860       $    5,576    $    5,595
Interest on investment securities held to maturity                          21            42               26           137
Interest on investment securities available for sale                        56            36               96            36
Interest on mortgage-backed securities                                     202           175              404           345
Other interest income                                                       63           192              152           426

Total interest income                                                    3,095         3,305            6,254         6,539


Interest on deposits                                                       966         1,475            2,013         2,965
Interest on borrowings                                                     122           146              251           312

Total interest expense                                                   1,088         1,621            2,264         3,277

Net interest income before provision for loan losses                     2,007         1,684            3,990         3,262

Provision for loan losses                                                    -            45                -            75

Net interest income after provision for loan losses                      2,007         1,639            3,990         3,187

Noninterest income:
     Service charges                                                       211           175              432           320
     Gain on loans receivable held for sale                                  1             -                -             -
     Other                                                                  18            23               33            52
Total noninterest income                                                   230           198              465           372

Noninterest expense:
     Compensation and benefits                                             876           807            1,804         1,638
     Occupancy expense, net                                                343           309              645           563
     Advertising and promotional expense                                    41            37               61            87
     Professional services                                                 106            72              199           113
     Real estate operations, net                                            (5)            -               (5)            -
     Contracted security services                                           42            41               82            80
     Telephone and postage                                                  32            58               77           114
     Stationary, printing and supplies                                      28            30               59            54
     Other                                                                 241           227              446           339
Total noninterest expense                                                1,704         1,581            3,368         2,988

Earnings before income taxes                                               533           256            1,087           571

Income taxes                                                               211           100              439           234

Net earnings                                                               322           156              648           337

Other comprehensive income (loss):
  Unrealized income (loss) on securties available for sale                  47            (5)              37            (5)
  Income tax (expenses) benefits                                           (20)            2              (15)            2
Other comprehensive income (loss)                                           27            (3)              22            (3)

Comprehensive earnings                                              $      349    $      153       $      670    $      334

Net earnings                                                        $      322    $      156       $      648    $      337
Dividends paid on preferred stock                                           (7)           (7)             (14)          (14)

Earnings available to common shareholders                           $      315    $      149       $      634    $      323

Earnings per share-basic                                                  0.35          0.17             0.71          0.37
Earnings per share-diluted                                                0.35          0.17             0.70          0.37
Dividend declared per share-common stock                                  0.05          0.05             0.10          0.10
Basic weighted average shares outstanding                              890,284       876,349          890,722       875,538
Diluted weighted average shares outstanding                            902,858       876,349          902,077       875,538


                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                            Six months ended June 30,
                                                                             2002            2001


Cash flows from operating activities

Net earnings                                                               $    648     $      337

Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
      Depreciation                                                              216            185
      Amortization of premiums and discounts on loans purchased                (110)             2
      Amortization of net deferred loan origination fees                       (175)            40
      Amortization of discounts and premium on  investment securities
         and mortgage-backed securities                                          83             (2)
      Amortization of deferred compensation                                      42             31
      Gain on sale of securities available for sale                              (5)             -
      Loss (gain) on disposal of fixed assets                                    63            (15)
      Provision for loan losses                                                   -             75
      Loans originated for sale                                                (557)          (126)
      Proceeds from sale of loans receivable held for sale                      645            185
      Purchases of loans held for sale                                            -         (8,001)
      Principal repayment on loans held for sale                              2,963          1,106
      Changes in operating assets and liabilities:
         Accrued interest receivable                                              8             76
         Other assets                                                           (31)           186
         Accrual for branch closure                                               -             50
         Deferred income taxes                                                    -             (2)
         Other liabilities                                                      352           (466)

Total adjustments                                                             3,494         (6,676)

Net cash  provided by (used in) operating activities                          4,142         (6,339)

Cash flows from investing activities
Loans originated, net of refinances                                         (12,002)       (11,177)
Principal repayment on loans                                                 12,031          7,882
Purchases of investment securities held-to-maturity                          (2,000)        (2,000)
Purchases of mortgage-backed securities held-to-maturity                     (2,093)        (1,323)
Purchases of securities available for sale                                   (8,028)        (4,600)
Proceeds from maturities of interest bearing deposits                         2,026              -
Proceeds from maturities of investment securities held-to-maturity                -         10,624
Proceeds from maturities of mortgage-backed securities held-to-maturity       2,291          1,572
Proceeds from sale of securities available for sale                           4,005              -
Purchase of Federal Home Loan Bank stock                                        (40)           (44)
Proceeds from sale of fixed assets                                                -            210
Capital expenditures for office properties and equipment                       (181)          (136)

Net cash provided by (used in) investing activities                          (3,991)         1,008


                 See Notes to Consolidated Financial Statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               Six months ended June 30,
                                                                                  2002         2001

Cash flows from financing activities
Net increase (decrease) in deposits                                             $    (175)   $  10,599
Decrease in advances from Federal Home Loan Bank                                     (250)      (1,750)
Dividends paid                                                                       (102)        (101)
Purchases of treasury stock                                                           (84)           -
Increase (decrease) in advances by borrowers
     for taxes and insurance                                                           38          (17)

Net cash provided by (used in) financing activities                                  (573)       8,731

Net increase (decrease) in cash and cash equivalents                                 (422)       3,400
Cash and cash equivalents at beginning of period                                    5,239       10,267

Cash and cash equivalents at end of period                                      $   4,817    $  13,667

Supplemental disclosures of cash flow information:

Cash paid for interest                                                          $   2,387    $   3,286

Cash paid for income taxes                                                      $     309    $     649

Supplemental disclosure of noncash investing and
               financing activities
Transfers of loans to real estate acquired through foreclosure                  $     107    $       -


                 See Notes to Consolidated Financial Statements

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2002

NOTE (1)  -  Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial
Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2002 and the results of their operations and comprehensive earnings for the three months and six months ended June 30, 2002 and 2001, and their cash flows for the six months ended June 30, 2002 and 2001. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2001 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) - Earnings Per Share

Basic earnings per share were computed by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (890,284 and 876,349 shares for the three months ended June 30, 2002 and 2001, and 890,722 and 875,538 shares for the six months ended June 30, 2002 and 2001, respectively). Diluted earnings per shares reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share additionally included the dilutive effect of Common Stock equivalents (902,858 and 876,349 shares for the three months ended June 30, 2002 and 2001 and 902,077 and 875,538 shares for the six months ended 2002 and 2001, respectively).

NOTE (3) - Cash and Cash Equivalents

For purposes of reporting cash flows in the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash and fed funds sold.

NOTE (4) - Current Accounting Issues

In April 2002, the FASB issued SFAB No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management anticipates the adoption of SFAS 145 will not have a material impact on the Company's consolidated financial statement.

In June 2002, the FASB issued SFAS No. 146. Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied to prospectively to exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of SFAS 146 will not have a material impact on the Company's consolidated financial statement.



NOTE (5) - Critical Accounting Policy

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience, current economic trends, the borrowers ability to repay and repayment performance and other factors, which are believed to be reasonable under the circumstances as described under the heading "Loans Receivable and the Allowance for Loan Losses" in the Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in the interest rates, credit quality and government regulation.

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African
American, Hispanic and other communities of Mid and South Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2002, Broadway Federal operated four retail banking offices in Mid-City and South Central Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. (a dormant company). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's principal business is serving as a holding company for Broadway Federal. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of provisions for loan losses and the Bank's non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, technology and communication costs. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Comparison of Operating Results for the Three Months and Six Months ended June 30, 2002 and June 30, 2001

General

The Company recorded net earnings of $322,000 and $648,000, or $ 0.35 and $0.70 per diluted common share, respectively, for the three months and six months ended June 30, 2002, compared to net earnings of $156,000 and $337,000, or $0.17 and $0.37 per diluted common share, respectively, for the three months and six months ended June 30, 2001. The increase in net earnings from 2001 to 2002 resulted primarily from higher net interest income, offset by higher non-interest expense.

Net Interest Income

Net interest income after provision for loan losses increased by $368,000 and $803,000, or 22.45% and 25.20%, respectively, from $1,639,000 and $3,187,000 for the three months and six months ended June 30, 2001, respectively, to $2,007,000 and $3,990,000 for the same periods in 2002. The increase was attributable primarily to increases in average interest-earning assets of $6.9 million and $7.7 million, respectively, increases in the net interest rate spread of 61 basis points and 68 basis points, respectively and the absence of a provision for loan losses for the three months and six months ended June 30, 2002 as compared to the same periods in 2001.

The net interest rate spreads for the three months and six months ended June 30, 2002 were 4.52% and 4.51%, respectively, compared to 3.91% and 3.83%, respectively, for the same periods in 2001. The increase in spread was attributable to the rapid decline in deposit cost of funds, and a slower decline in yield on the loan portfolio. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) for the six months ended June 30, 2002 was 5.37% compared to 4.77% for the same period in 2001.

Non-interest Income

Non-interest income increased by $32,000 and $93,000, or 16.16% and 25.00%, respectively, from $198,000 and $372,000 for the three months and six months ended June 30, 2001, to $230,000 and $465,000, respectively, for the same periods in 2002. The increase in non-interest income was primarily attributable to a higher volume of service charges.

Non-interest Expense

Total non-interest expense increased from $1,581,000 and $2,988,000 for the three months and six months ended June 30, 2001, respectively, to $1,704,000 and $3,368,000 for the same periods in 2002. The increase was primarily attributable to higher compensation and benefits expense, higher occupancy expense, higher professional service fees and higher other expense offset by lower advertising and promotional expense and telephone and postage.

Compensation and benefits expense increased by $69,000 and $166,000, respectively, for three months and six months ended June 30, 2002, as compared to the same periods in 2001. The increase was principally due to the addition of several management level personnel, higher incentive bonus accruals and other compensation benefits.

Occupancy expense, which includes furniture, fixture and equipment expense, increased by $34,000 and $82,000, respectively, for the three months and six months ended June 30, 2002 as compared to the same periods in 2001. The increase was primarily due to higher leasing and computer equipment costs during the current year.

Professional services increased by $34,000 and $86,000, respectively, for the three months and six months ended June 30, 2002, as compared to the same periods in 2001. For the six months ended June 30, 2002, the increase was primarily due to a $12,000 increase in legal fees, a $53,000 increase in operational consulting fees and a $21,000 increase in audit fees as compared to 2001.

Other non-interest expense increased by $14,000 and $107,000, respectively, for the three months and six months ended June 30, 2002, as compared to the same periods in 2001. The increase in other non-interest expense was primarily due to the write off of obsolete furniture, fixtures and equipment, and an increase in item processing fees, offset by decreases in savings losses, loan expenses, FDIC premium and courier service expense.

Provision for Loan Losses

The provision for loan losses decreased by $45,000 and $75,000, respectively, from $45,000 and $75,000, respectively, for the three months and six months ended June 30, 2001 to zero for the same periods in 2002.

As of June 30, 2002 the Company's allowance for loan losses totaled $1.6 million, unchanged from the balance at December 31, 2001. The allowance for loan losses represents 1.11% of gross loans at June 30, 2002 compared to 1.10% at December 31, 2001. The allowance for loan losses was 187.02% of non-accrual loans at June 30, 2002, compared to 335.68% at December 31, 2001.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), increased by $479,000, from $468,000 at December 31, 2001 to $947,000 at June 30, 2002. The increase in non-accrual loans was primarily due to a loan secured by a church property. Non-accrual loans at June 30, 2002 included two loans totaling $90,000 secured by one- to four-unit properties, one loan for $608,000 secured by a church property and two unsecured loans totaling $142,000. There was one REO for $107,000 as of June 30, 2002. As a percentage of total assets, non-performing assets were 0.53% at June 30, 2002, compared to 0.26% at December 31, 2001.

The lack of a provision for loan losses for the quarter ended June 30, 2002 results from management's ongoing assessment of the Company's level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Management will continue to monitor the allowance for loan losses and adjust the Company's provision for loan losses based on the risks inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of June 30, 2002, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company's allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available to them at the time of the examination.

Income Taxes

The Company's effective tax rate was approximately 40%, for the three months and six months ended June 30, 2002, compared to 39% and 41% for the same period in the prior year. Broadway Federal computed income taxes by applying the statutory federal income tax rate of 34% and California income tax rate of 10.84% to earnings before income taxes. California income taxes are reduced by tax credits relating to the Los Angeles Revitalization Zone.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets at June 30, 2002 were $179.4 million, compared to $178.9 million at December 31, 2001, representing an increase of $500,000. Net loans receivable (excluding loans held for sale) increased from $133.9 million at December 31, 2001 to $134.1 million at June 30, 2002 as a result of $12.0 million in new loan originations, and a decrease in discounts and deferred loan fees of $285,000, offset by $12.1 million in principal repayments.

Loans held for sale at June 30, 2002 were $4.3 million, as compared to $7.4 million at December 31, 2001. During the period, loans originated that were classified as held-for-sale totaled $557,000, principal repayments totaled $3.0 million and loans sold totaled $645,000.

Total liabilities at June 30, 2002 and December 31, 2001 amounted to $164.3 million. Deposits decreased $175,000, or 0.12%, from $151.2 million at December 31, 2001 to $151.0 million at June 30, 2002. The Bank has targeted and has been able to increase core deposits (NOW, Demand, Money Market, and Passbook accounts) by $6.0 million, while managing rates paid on CD accounts, including Jumbo CDs, resulting in a decline in CD accounts of $6.2 million. Core deposits amounted to 40.01% of total deposits at June 30, 2002, compared to 35.95% at December 31, 2001.

FHLB advances decreased by $250,000 since December 31, 2001 as a result of pay-offs of advances with a interest rate of 6.76%, off-set by new advances with lower interest rates of 2.21%.

Total capital at June 30, 2002 was $15.2 million, compared to $14.6 million at December 31, 2001. The $525,000 increase was primarily due to net earnings for the period and the allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis primarily include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage backed securities and investments, and advances from the FHLB. At June 30, 2002 and December 31, 2001, FHLB advances totaled $10.8 million and $11.0 million, respectively. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments.

Since December 31, 2001 there has been no material change in the Company's interest rate sensitivity as of June 30, 2002. For a discussion on the Company's interest rate sensitivity and market risk, see the Company's annual report for the year ended December 31, 2001, including the Company's audited financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2002, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:



                               FIRREA            FDICIA               Actual
 Regulatory Capital Ratios     Minimum      "Well-capitalized"      At June 30,
    for Broadway Federal     Requirement       Requirement             2002
--------------------------  -------------  --------------------   --------------

Tangible capital                1.50%             N/A                  7.51%

Core capital                    4.00%            5.00%                 7.51%

Risk-based capital              8.00%           10.00%                13.07%

Tier 1 Risk-based capital        N/A             6.00%                11.82%



PART II.    OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS

            None

   Item 2.  CHANGES IN SECURITIES

            None

   Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None

   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders of the Company was held on June 19, 2002 for the following purposes:

               (a) To elect three directors to serve until the Annual Meeting to be held in the year 2005 and or until their successors are elected and have been qualified.

               The Stockholders re-elected Mr. Stephen N. Rippe, Mr. Albert Odell Maddox and Mr. Daniel A. Medina to serve as directors for terms of three years each. The number of votes for each of the directors is detailed below:

                        Mr. Stephen N. Rippe
                        For                        803,067
                        Abstain                      3,762

                        Mr. Albert Odell Maddox
                        For                        802,740
                        Abstain                      4,089

                        Mr. Daniel A. Medina
                        For                        803,118
                        Abstain                      3,711

               (b) To ratify the appointment of KPMG LLP as the Company's independent auditors for 2002.

               The Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors based upon total votes for of 800,029, votes of 462 against and 6,338 Abstentions.

               (c) To amend the Long Term Incentive Plan.

               The  Stockholders   approved  the  amendment  to  the  Long  Term
               Incentive Plan based upon total votes for of 747,500, votes of 53,951 against and 5,378 abstentions.

   Item 5.    OTHER INFORMATION

              None

   Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

              None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   August 14, 2002



By:  /s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer
Broadway Financial Corporation



Date:   August 14, 2002



By:  /s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer
Broadway Financial Corporation

                            Section 906 Certification


The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-QSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation as of and for the three and six months ended June 30, 2002.



Date:   August 14, 2002



By:  /s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer
Broadway Financial Corporation


Date:   August 14, 2002



By:  /s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer
Broadway Financial Corporation