Form 10QSB
period 2002-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2002-11-14
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For transition period from__________ to___________

                         Commission file number 0-27464
                                     -------

                         BROADWAY FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

              Delaware 95-4547287 (State or other jurisdiction of
               incorporation or (IRS Employer Identification No.)
                                 organization)

             4800 Wilshire Boulevard, Los Angeles, California 90010
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (323) 634-1700
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,814,414 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX

PART I   FINANCIAL INFORMATION                                            Page

         Item 1. Financial Statements
                 Consolidated Balance Sheets (unaudited)
                 as of September 30, 2002 and December 31, 2001             3

                 Consolidated Statements of Operations and
                 Comprehensive Earnings (unaudited) for the
                 three months and nine months ended September
                 30, 2002 and September 30, 2001                            4

                 Consolidated Statements of Cash Flows
                 (unaudited) for the nine months ended
                 September 30, 2002 and September 30, 2001                  5

                 Notes to Consolidated Financial Statements                 7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10

         Item 3. Disclosure Controls and Procedures                        15

PART II. OTHER INFORMATION - NONE                                          15


SIGNATURES                                                                 16

SECTION 302 CERTIFICATIONS                                                 17

SECTION 906 CERTIFICATIONS                                                 19

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                  (Unaudited)

                                                                              September 30,    December 31,
                                                                                2002            2001
Assets:

Cash                                                                           $     2,843     $    2,639
Fed funds sold                                                                       2,800          2,600
Interest bearing deposits                                                            1,028          5,028
Investment securities held to maturity                                               2,000              -
Investment securities available for sale                                            21,225          4,604
Mortgage-backed securities held to maturity                                         12,423         13,931
Loans receivable, net                                                              136,047        133,937
Loans receivable held for sale, at lower of cost or fair value                       3,316          7,362
Accrued interest receivable                                                            936            943
Real estate acquired through foreclosure, net                                          107              -
Investments in capital stock of Federal Home Loan Bank, at cost                      1,459          1,399
Office properties and equipment, net                                                 5,855          6,001
Other assets                                                                           708            457

Total assets                                                                   $   190,747     $  178,901




Liabilities and stockholders' equity

Deposits                                                                       $   156,215     $  151,156
Advances from Federal Home Loan Bank                                                15,750         11,000
Advance payments by borrowers for taxes and insurance                                  553            224
Deferred income taxes                                                                  562            556
Other liabilities                                                                    2,089          1,337

Total liabilities                                                                  175,169        164,273

Stockholders' Equity:
    Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares
        at September 30, 2002 and December 31, 2001                                      1              1
   Common stock, $.01 par value, authorized 6,000,000 shares; issued and outstanding 1,814,414 shares at September 30, 2002 and 1,821,076 shares
        at December 31, 2001                                                            10             10
   Additional paid-in capital                                                        9,505          9,481
    Accumulated other comprehensive gain (loss), net of taxes                           10              2
   Retained earnings-substantially restricted                                        6,740          5,804
   Treasury stock-at cost, 109,056 shares at September 30, 2002 and 102,394
        shares at December 31, 2001                                                   (529)          (469)
   Unearned Employee Stock Ownership Plan shares                                      (159)          (201)

Total stockholders' equity                                                          15,578         14,628

Total liabilities and stockholders'  equity                                    $   190,747     $  178,901

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months ended September 30,
                                                                          Nine Months ended September 30,

                                                                 2002            2001            2002          2001

Interest on loans receivable                                 $      2,644      $    2,957    $     8,220   $     8,552
Interest on investment securities held to maturity                     21              13             47           150
Interest on investment securities available for sale                   86              58            182            94
Interest on mortgage-backed securities                                208             194            612           539
Other interest income                                                  61              50            213           476

Total interest income                                               3,020           3,272          9,274         9,811

Interest on deposits                                                  887           1,418          2,900         4,382
Interest on borrowings                                                135             138            386           451

Total interest expense                                              1,022           1,556          3,286         4,833

Net interest income before provision for loan losses                1,998           1,716          5,988         4,978

Provision for loan losses                                               -              30              -           105

Net interest income after provision for loan losses                 1,998           1,686          5,988         4,873

Non-interest income:
     Service charges                                                  214             169            646           489
     Gain on loans receivable held for sale                             -              (1)             -            (1)
     Other                                                             51              25             84            77
Total non-interest income                                             265             193            730           565

Non-interest expense:
     Compensation and benefits                                        920             796          2,724         2,434
     Occupancy expense, net                                           309             315            954           878
     Advertising and promotional expense                               32              35             93           122
     Professional services                                            123              56            322           169
     Real estate operations, net                                        1               -             (4)            -
     Contracted security services                                      45              41            127           121
     Telephone and postage                                             21              46             98           160
     Stationary, printing and supplies                                 32              36             91            89
     Other                                                            151             147            597           487
Total non-interest expense                                          1,634           1,472          5,002         4,460

Earnings before income taxes                                          629             407          1,716           978

Income taxes                                                          189             167            628           401

Net earnings                                                 $        440      $      240          1,088   $       577

Other comprehensive income (loss):
  Unrealized income (loss) on securities available for $ale            (24)     $       10             13   $         5
  Income tax (expense) benefit                                         10              (4)            (5)           (2)
Other comprehensive income (loss)                                     (14)              6              8             3

Comprehensive earnings                                       $        426      $      246    $     1,096   $       580

Net earnings                                                 $        440             240    $     1,088           577
Dividends paid on preferred stock                                      (7)             (7)           (21)          (21)

Earnings available to common shareholders                    $        433      $      233    $     1,067   $       556

Earnings per share-basic                                            $0.25           $0.13          $0.60         $0.32
Earnings per share-diluted                                          $0.24           $0.13          $0.59         $0.32
Dividend declared per share-common stock                            $0.03           $0.03          $0.08         $0.08
Basic weighted average shares outstanding                       1,776,008       1,770,738      1,779,612     1,753,604
Diluted weighted average shares outstanding                     1,813,192       1,783,040      1,805,718     1,758,106

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Nine months ended September 30,
                                                                                2002          2001


Cash flows from operating activities
Net earnings                                                                  $ 1,088       $   577

Adjustments to reconcile net earnings to net cash provided by used in
    (used in) operating activities:
          Depreciation                                                            304           265
          Amortization of premiums and discounts on loans purchased              (145)            4
          Amortization of net deferred loan origination fees                     (221)          (14)
          Amortization of discounts and premium on  investment securities
             and mortgage-backed securities                                       132          (195)
          Amortization of deferred compensation                                    64            67
          Gain on sale of securities available for sale                           (24)            1
          Loss (gain) on disposal of fixed assets                                  53           (15)
          Provision for loan losses                                                 -           105
          Loans originated for sale                                              (679)         (299)
          Proceeds from sale of loans receivable held for sale                    795           357
          Purchases of loans held for sale                                          -        (8,001)
          Principal repayment on loans held for sale                            3,930         1,127
          Changes in operating assets and liabilities:
             Accrued interest receivable                                            8            32
             Other assets                                                        (251)           60
             Accrual for branch closure                                             -            55
             Deferred income taxes                                                  -             2
             Other liabilities                                                    752          (526)

Total adjustments                                                               4,718        (6,975)

Net cash provided by (used in) operating activities                             5,806        (6,398)

Cash flows from investing activities
Loans originated                                                              (18,855)      (17,870)
Principal repayment on loans                                                   17,824        12,816
Purchase of loans                                                                (820)
Purchases of investment securities held-to-maturity                            (2,000)       (5,000)
Purchases of mortgage-backed securities held to maturity                       (2,093)       (5,317)
Purchases of securities held for sale                                         (27,128)       (4,600)
Proceeds from maturities of interest bearing deposits                           4,000             -
Proceeds from maturities of investment securities held-to-maturity                  -        11,624
Proceeds from maturities of mortgage-backed securities held-
          to-maturity                                                           3,471         2,276
Proceeds from sale of securities available for sale                            10,544
Purchase of Federal Home Loan stock                                               (60)          (64)
Proceeds from sale of fixed assets                                                 10           210
Capital expenditures for office properties and equipment                         (221)         (191)

Net cash used in investing activities                                         (15,328)       (6,116)

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)
                                   (Unaudited)



                                                                           Nine months ended September 30,
                                                                                2002           2001

Cash flows from financing activities
Net increase in deposits                                                         5,059        15,646
Increase (decrease) in advances from Federal Home Loan Bank                      4,750        (1,750)
Dividends paid                                                                    (153)         (152)
Purchases of treasury stock                                                        (83)            -
Exercises of stock options                                                          24             -
Increase in advances by borrowers                                                    -             -
     for taxes and insurance                                                       329           224

Net cash provided by financing activities                                        9,926        13,968

Net increase in cash and cash equivalents                                          404         1,454

Cash and cash equivalents at beginning of period                                 5,239        10,267

Cash and cash equivalents at end of period                                     $ 5,643       $11,721

Supplemental disclosures of cash flow information:

Cash paid for interest                                                         $ 3,453       $ 4,856
Cash paid for income taxes                                                         568           581

Supplemental disclosure of non-cash investing and financing activities
Transfers of loans to real estate acquired through foreclosure                 $   107       $     -

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2002

NOTE (1)  -  Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial
Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2002 and the results of their operations and comprehensive earnings for the three months and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2001 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) - Earnings Per Share (adjusted for stock split)

On November 5, 2002 the Company announced a two-for-one stock split in the form of a dividend of one new common share on each outstanding share of its common stock. The dividend will be payable on November 30, 2002 to stockholders of record as of November 15, 2002. The number of shares and earnings per share computations have been adjusted to reflect the stock split for all periods presented. The par value of the additional shares of common stock to be issued in connection with the stock split will be credited to common stock and a like amount charged to additional paid in capital in the fourth quarter of 2002.

Basic earnings per share were computed by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,776,008 and 1,770,738 shares for the three months ended September 30, 2002 and 2001, and 1,779,612 and 1,753,604 shares for the nine months ended September 30, 2002 and 2001, respectively). Diluted earnings per shares reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share additionally included the dilutive effect of Common Stock equivalents (1,813,192 and 1,783,040 shares for the three months ended September 30, 2002 and 2001 and 1,805,718 and 1,758,106 shares for the nine months ended September 30, 2002 and 2001, respectively). The number of shares reflected above have been adjusted for the stock split.

NOTE (3) - Cash and Cash Equivalents

For purposes of reporting cash flows in the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash and fed funds sold.


NOTE (4) - Current Accounting Issues

In April 2002, the FASB issued SFAS No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management anticipates the adoption of SFAS 145 will not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146. Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of SFAS 146 will not have a material impact on the Company's consolidated financial statements.

In October, 2002 the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Management anticipates the adoption of SFAS 147 will not have a material impact on the Company's consolidated financial statements.

NOTE (5) - Critical Accounting Policy

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience, current economic trends, the borrowers' ability to repay and repayment performance, and other factors, which are believed to be reasonable under the circumstances as described under the heading "Loans Receivable and the Allowance for Loan Losses" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in the interest rates, credit quality and government regulation.

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African American, Hispanic and other communities of Mid-City and South Central Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of accepting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 2002, Broadway Federal operated four retail banking offices in Mid-City and South Central Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001

General

The Company recorded net earnings of $440,000 and $1,088,000, or $0.24 and $0.59 per diluted common share, respectively, for the three months and nine months ended September 30, 2002, compared to $240,000 and $577,000, or $0.13 and $0.32 per diluted common share, respectively, for the three months and nine months ended September 30, 2001. Compared to 2001, third quarter net earnings increased 83.33% and for the nine months net earnings increased 88.56%.

The increase in net earnings from 2001 to 2002 resulted primarily from higher net interest income and non-interest income offset by higher non-interest expense.

Net Interest Income

Net interest income after provision for loan losses increased from $1.7 million and $4.9 million for the three months and nine months ended September 30, 2001, respectively, to $2.0 million and $6.0 million for the same periods in 2002. The increase was attributable primarily to 1) increases in the net interest rate spread of 54 basis points and 64 basis points, respectively, 2) increases in average interest-earning assets of $6.2 million and $7.2 million, respectively, and 3) lower provisions for loan losses, for the three months and nine months ended September 30, 2002 compared to the same periods in 2001.

The net interest rate spreads for the three months and nine months ended September 30, 2002 were 4.39% and 4.47%, respectively, compared to 3.85% and 3.83%, respectively, for the same periods in 2001. The increase in spread was attributable to deposit cost of funds declining faster than the yield on the loan portfolio in the current low interest rate environment

Non-interest Income

Non-interest income increased by $72,000 and $165,000, or 37.31% and 29.20%, respectively, from $193,000 and $565,000 for the three months and nine months ended September 30, 2001, to $265,000 and $730,000, respectively, for the same periods in 2002. The increase in non-interest income was primarily attributable to an increase in NOW monthly service fees, prepayment fees on loans and higher dividend income from FHLB stock.

Non-interest Expense

Total non-interest expense increased from $1.5 million and $4.5 million for the three months and nine months ended September 30, 2001, respectively, to $1.6 and $5.0 million for the same periods in 2002. The increase was primarily attributable to increases in compensation costs of $124,000 for third quarter 2002 compared to third quarter 2001, and $290,000 for the nine months ended

September 30, 2002 compared to the nine month ended September 30, 2001. The increase in compensation costs was due to an increase in incentive compensation resulting from improved profitability. In addition, several needed management personnel were added at the beginning of the year. An increase in professional service fees of $67,000 for the third quarter 2002 compared to third quarter 2001, and $153,000 for the nine months ended September 30, 2002 compared to the 2001 period also accounted for higher non-interest expense. Management believes the effective use of consultants has helped to improve operations.

Provision for Loan Losses

The provision for loan losses decreased by $30,000 and $105,000, respectively, for the three months and nine months ended September 30, 2002 compared to the same periods in 2001.

As of September 30, 2002 the Company's allowance for loan losses totaled $1.6 million, unchanged from the balance at December 31, 2001. The allowance for loan losses represents 1.10% of gross loans at both September 30, 2002 and at December 31, 2001. The allowance for loan losses was 660.08% of non-performing loans at September 30, 2002, compared to 335.68% of such loans at December 31, 2001.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased from $468,000 at December 31, 2001 to $238,000 at September 30, 2002 as a result of payments received on non-accrual loans reducing the balance of such non-accrual loans. At September 30, 2002 non-performing assets as a percentage of total assets was 0.18% compared to 0.26% at December 31, 2001 and 0.58% at September 30, 2001. At September 30, 2002, the Bank had one foreclosed real property with a carrying value of $107,000. The property was sold in October 2002 at a nominal profit.

For the three months and nine months ended September 30, 2002 no provision for loan losses was considered necessary based upon management's ongoing assessment of the Company's level of credit risk inherent in the portfolio and changes within the loan categories resulting from various factors, including new loan originations, loan repayments, and prepayments, and changes in asset classifications. Management will continue to monitor the allowance for loan losses and adjust the Company's provision for loan losses based on the risks inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate to cover inherent losses in its loan portfolio as of September 30, 2002, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the Company's allowance for loan losses as an integral part of their examination process. These agencies may require the Company to increase the allowance for loan losses based on their judgments of the information available to them at the time of the examination.

Income Taxes

The Company's effective tax rate was approximately 30.05% and 36.60% for the three months and nine months ended September 30, 2002, compared to 41.03% and 41.00% for the same period in the prior year. The Company computed income taxes by applying the statutory federal income tax rate of 34.00% and California income tax rate of 10.84% to earnings before income taxes. The effective tax rate in 2002 was lower than in 2001 principally due to higher California Enterprise Zone tax incentives received in 2002.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets at September 30, 2002 were $190.7 million, compared to $178.9 million at December 31, 2001, representing an increase of $11.8 million. Net loans receivable (excluding loans held for sale) increased from $133.9 million at December 31, 2001 to $136.0 million at September 30, 2002 as a result of $19.7 million in new loan originations and $0.6 million in loans purchases, and a decrease in discounts and deferred loan fees of $0.4 million, offset by $17.8 million in principal repayments and payoffs.

Loans held for sale at September 30, 2002 were $3.3 million, as compared to $7.4 million at December 31, 2001. During the period, loans originated that were classified as held-for-sale totaled $0.6 million, principal repayments totaled $3.9 million and loans sold totaled $0.8 million.

Total liabilities at September 30, 2002 and December 31, 2001 amounted to $175.2 and $164.3 million. Deposits increased $5.0 million, or 3.31%, from $151.2 million at December 31, 2001 to $156.2 million at September 30, 2002. The Bank has targeted, and has succeeded in increasing, core deposits (NOW, Demand, Money Market, and Passbook accounts) by $7.2 million, while managing rates paid on CD accounts, including Jumbo CDs, resulting in a decline in CD accounts of $2.2 million. Core deposits amounted to 39.41 % of total deposits at September 30, 2002, compared to 35.95% at December 31, 2001 and 36.07% at September 30, 2001.

FHLB advances have increased by $4.8 million since December 31, 2001 as part of the Bank's program to fund increases in interest earning assets.

Total capital at September 30, 2002 was $15.6 million, compared to $14.6 million at December 31, 2001. The $950,000 increase was primarily due to net earnings for the period and the allocation of ESOP shares, offset by cash dividends declared.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis primarily include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and investments, and advances from the FHLB. While maturities and scheduled amortization of the Bank's loan portfolio are relatively predictable sources of funds, deposit flows and mortgage prepayments are influenced by changes in interest rates, economic conditions and competitions. FHLB advances are the Bank's principal source of liquidity in the event that other sources of liquidity are not available. At September 30, 2002 and December 31, 2001, FHLB advances totaled $15.8 million and $11.0 million, respectively.

Between December 31, 2001 and September 30, 2002 there has been no material change in the Company's interest rate sensitivity. For a discussion on the Company's interest rate sensitivity and market risk, see the Company's annual report on Form 10-K for the year ended December 31, 2001, including the Company's audited financial statements and the notes thereto included therein.

Stock Split and Cash Dividend Increase

The Company has announced a two-for-one stock split in the form of a stock dividend of one new common share on each outstanding share of its common stock. The dividend will be payable on November 30, 2002 to stockholders of record as of November 15, 2002.

The Company has also announced its intention to increase the quarterly cash dividend on its common stock from $0.05 per share to $0.075 per share based on shares outstanding prior to the announced stock split. Accordingly, on a post-split basis the cash dividend would increase from $0.025 to $0.0375 per common share. The record date and the payment date for the next quarterly dividend have not been determined and the amounts of any future dividends will depend on the Board of Directors' assessment of the Company's financial condition, capital requirements, projected results of operations and other relevant considerations.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2002, and meets all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:



                              Regulatory          FDICIA            Actual At
Regulatory Capital Ratios       Minimum     "Well-capitalized"    September 30,
  for Broadway Federal        Requirement       Requirement           2002
-------------------------     ------------   ----------------     --------------

Tangible capital                 1.50%             N/A                7.31%

Core capital                     4.00%            5.00%               7.31%

Risk-based capital               8.00%           10.00%               13.37%

Tier 1 Risk-based capital         N/A             6.00%               12.13%



Item 3. DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II.  OTHER INFORMATION

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:     November  14, 2002        By:  /s/ PAUL C. HUDSON
                                         ------------------
                                         Paul C. Hudson
                                         President and Chief Executive Officer
                                         Broadway Financial Corporation


Date:       November 14, 2002            /s/ ALVIN D. KANG
                                         ----------------
                                         Alvin D. Kang
                                         Chief Financial Officer
                                         Broadway Financial Corporation

                            Section 302 Certification


I, Paul C. Hudson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including the consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002            By: /s/Paul C. Hudson
                                        Paul C. Hudson
                                        President and Chief Executive Officer
                                        Broadway Financial Corporation

                            Section 302 Certification

I, Alvin D. Kang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including the consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                  By:/s/Alvin D. Kang
                                             Alvin D. Kang
                                             Chief Financial Officer
                                             Broadway Financial Corporation

                            Section 906 Certification



The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-QSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation as of and for the three and nine months ended September 30, 2002.



Date:  November 14, 2002


                                By:  /s/Paul C. Hudson
                                     Paul C. Hudson
                                     President and Chief Executive Officer
                                     Broadway Financial Corporation




                                By:  /s/Alvin D. Kang
                                     Alvin D. Kang
                                     Chief Financial Officer
                                     Broadway Financial Corporation