Form 10QSB/A
period 2002-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2002-12-23
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A
                                   (Mark One)

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

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                  (Unaudited)

                                                                              September 30,    December 31,
                                                                                2002            2001
Assets:

Cash                                                                           $     2,843     $    2,639
Fed funds sold                                                                       2,800          2,600
Interest bearing deposits                                                            1,028          5,028
Investment securities held to maturity                                               2,000              -
Investment securities available for sale                                            21,225          4,604
Mortgage-backed securities held to maturity                                         12,423         13,931
Loans receivable, net                                                              136,047        133,937
Loans receivable held for sale, at lower of cost or fair value                       3,316          7,362
Accrued interest receivable                                                            936            943
Real estate acquired through foreclosure, net                                          107              -
Investments in capital stock of Federal Home Loan Bank, at cost                      1,459          1,399
Office properties and equipment, net                                                 5,855          6,001
Other assets                                                                           708            457

Total assets                                                                   $   190,747     $  178,901




Liabilities and stockholders' equity

Deposits                                                                       $   156,215     $  151,156
Advances from Federal Home Loan Bank                                                15,750         11,000
Advance payments by borrowers for taxes and insurance                                  553            224
Deferred income taxes                                                                  562            556
Other liabilities                                                                    2,089          1,337

Total liabilities                                                                  175,169        164,273

Stockholders' Equity:
    Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares
        at September 30, 2002 and December 31, 2001                                      1              1
   Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,814,414 shares at September 30, 2002 and 1,821,076 shares
        at December 31, 2001                                                            10             10
   Additional paid-in capital                                                        9,505          9,481
    Accumulated other comprehensive gain (loss), net of taxes                           10              2
   Retained earnings-substantially restricted                                        6,740          5,804
   Treasury stock-at cost, 54,528 shares at September 30, 2002 and 51,197
        shares at December 31, 2001                                                   (529)          (469)
   Unearned Employee Stock Ownership Plan shares                                      (159)          (201)

Total stockholders' equity                                                          15,578         14,628

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