Form 10KSB
period 2002-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2003-03-31
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2002

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

       Common Stock (including attached preferred stock purchase rights),
                            $0.01 par value per share
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
[   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

    State issuer's revenues for its most recent fiscal year: $13,468,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $18,467,000, based on the average bid and asked prices of such common equity as of February 28, 2003 as quoted on The Nasdaq Stock Market.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,815,294 shares of Common Stock at February 28, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                         BROADWAY FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                     PART I

Item 1   DESCRIPTION OF BUSINESS.............................................1
            Broadway Financial Corporation...................................1
            Broadway Federal Bank, f.s.b.....................................1
                  General....................................................1
            Market Area and Competition......................................1
            Lending Activities...............................................2
                  General....................................................2
                  Loan Portfolio Composition.................................2
                  Loan Maturities............................................3
                  Origination, Purchase, Sale and Servicing of Loans.........4
                  One-to Four-Family Mortgage Lending........................5
                  Multi-Family Lending.......................................6
                  Non-Residential Real Estate Lending........................7
                  Consumer Lending...........................................8
                  Loan Approval Procedures and Authority.....................8
                  Delinquencies and Classified Assets........................8
                  Non-Performing Assets.....................................10
                  Allowance for Loan Losses.................................10
            Investment Activities...........................................12
            Sources of Funds................................................13
                  General...................................................13
                  Deposits..................................................13
                  Borrowings................................................14
            Personnel.......................................................15
            Regulation
                  General...................................................15
                  Capital Requirements......................................15
                  Loans to One Borrower.....................................17
                  Community Reinvestment Act................................17
                  Qualified Thrift Lender Test..............................17
                  Savings and Loan Holding Company Regulation...............17
                  Restrictions on Dividends and Other Capital Distributions.18
                  Financial Modernization Legislation.......................18
            Tax Matters
                  Federal Income Tax........................................18
                        General.............................................18
                        Bad Debt Reserves...................................18
                  California Taxes..........................................19
Item 2   DESCRIPTION OF PROPERTY............................................19
Item 3   LEGAL PROCEEDINGS..................................................19
Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19

                                    PART II

Item 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........20
Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            General.........................................................20
            Interest Rate Sensitivity.......................................21
                  Net Portfolio Value.......................................21
               Critical Accounting Policies.................................22
                  Market Risk...............................................22
                  Average Balance Sheet.....................................25
                  Rate/Volume Analysis......................................26
            Comparison of Operating Results for the Years
                Ended December 31, 2002 and December 31,2001
                  General...................................................27
                  Interest Income...........................................27
                  Interest Expense..........................................27
                  Net Interest Income After Provision for (Recovery of)
                    Loan Losses.............................................27
                  Non-Interest Income.......................................27
                  Non-Interest Expense......................................27
            Comparison of Financial Condition at December 31, 2002 and
                December 31, 2001
                  Assets....................................................28
                  Liabilities...............................................28
                  Liquidity and Capital Resources...........................28
                  Impact of Inflation and Changing Prices...................29
                  Recent Accounting Pronouncements..........................29
Item 7   FINANCIAL STATEMENTS OF BROADWAY FINANCIAL CORPORATION.............29
Item 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................29

                                    PART III

Item 9   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................29
Item 10  EXECUTIVE COMPENSATION.............................................29
Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS....................................29
Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30
Item 13  EXHIBITS AND REPORTS ON FORM 8-K...................................30
Item 14  CONTROLS AND PROCEDURES............................................33
         SECTION 302 CERTIFICATIONS.........................................34
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................36

Forward-Looking Statements

     Certain statements herein, including without limitation, matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 6 of this Form 10-KSB are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect Broadway Financial Corporation's current views with respect to future events and financial performance. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following factors could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on the Company's interest-earning assets and the cost of interest-bearing liabilities;
(3) the rate of loan losses incurred by Broadway Federal, the level of loss reserves maintained by Broadway Federal and management's judgments regarding the collectibility of loans; (4) federal and state regulation of the Company's lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and non-residential real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

Item 1. Description Of Business

Broadway Financial Corporation

     Broadway  Financial  Corporation  (the  "Company") was  incorporated  under
Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank's name was changed to "Broadway Federal Bank, f.s.b." The conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996.

     The Company's principal business is serving as the holding company for Broadway Federal. The Company is subject to regulation and examination by the Office of Thrift Supervision ("OTS") as a savings and loan holding company. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about the Company and its subsidiaries can visit the Bank's website at www.broadwayfed.com.

Broadway Federal Bank, f.s.b.

     General. Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Central Los Angeles, California. Broadway Federal conducts its business from three banking offices in Los Angeles and one banking office located in the nearby City of Inglewood.

     Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family and single-family residential mortgage loans. To a lesser extent, Broadway Federal invests in non-residential real estate loans, secured primarily by church properties and commercial properties, and also invests in certain other types of loans. In addition, Broadway Federal invests in securities issued by the federal government and agencies, mortgage-backed securities, mortgage-related mutual funds and other investments.

     Broadway Federal originates and purchases loans for investment and for sale. In most instances, Broadway Federal retains the servicing rights with respect to loans sold. Broadway Federal's revenues are derived principally from interest on its mortgage loans and interest and dividends on its investments. Broadway Federal's principal expenses are interest paid on deposits and borrowings, together with general and administrative expenses. Broadway Federal's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and Federal Home Loan Bank borrowings.

     The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the OTS. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "-Regulation."

     At December 31, 2002, the Bank was classified as "well-capitalized" under applicable OTS and FDIC capital regulations.


Market Area and Competition

     The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and, to a lesser extent, in attracting deposits. Although Broadway Federal's offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, statewide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal's market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act. See "-Regulation-Community Reinvestment Act."

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

     Historically, there has been relatively few retail banking offices of other financial institutions located in Broadway Federal's primary market area. This fact, coupled with our observation that the deposit needs and preferences of the Bank's customers tend to be for passbook or other transactional accounts, rather than higher cost certificates of deposit, has enabled Broadway Federal to maintain a higher proportion of its deposit funding in such "core deposit" accounts. Management believes that this results in Broadway Federal realizing a substantially higher interest rate spread and margin than many other savings institutions.

     With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal's loan originations consist primarily of loans on multi-family properties, loans on one- to four-family properties, loans on church properties and commercial properties. Broadway Federal's borrowers often request small loan amounts that result in loans with relatively low loan-to-value ratios. To facilitate single-family loans to low and moderate-income borrowers, Broadway Federal utilizes flexible credit underwriting standards in that the Bank accepts various forms of alternative documentation substantiating the prospective borrower's credit worthiness. In addition, Broadway Federal accepts higher ratios of housing expense and total expense to borrower income because it believes that many low and moderate-income borrowers are able to devote a higher percentage of their income to housing without material default experience. Broadway Federal will also, in cases it believes to be appropriate, accept a greater incidence of late payments by loan applicants on their other financial obligations if it can be established that these were beyond the control of the borrower and are not likely to reoccur.

Lending Activities

     General. Broadway Federal emphasizes the origination of adjustable-rate loans ("ARMs") and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal's exposure to interest rate risk. At December 31, 2002, approximately 89.74% of Broadway Federal's mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed-rate mortgage loans in response to customer demand, and Broadway Federal's strategy to have a portion of its interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed-rate mortgage loans originated by Broadway Federal and some of its ARMs and hybrid ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal's portfolio or sold is made at the time of loan origination. At December 31, 2002, Broadway Federal had 19 loans held for sale with a principal balance of $3.8 million. The loans consist of six single-family loans and 13 multi-family loans.

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

     Loan Portfolio Composition. Broadway Federal's loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 2002, Broadway Federal's gross loan portfolio totaled $146.5 million, of which approximately 20.55% was secured by one- to four-family residential properties, 65.39% was secured by multi-family properties and 11.56% was secured by non-residential properties, with approximately 49.62% of such non-residential properties being church properties. At that same date, approximately 56.07% of Broadway Federal's one- to four-family mortgage loans, 99.71% of its multi-family residential mortgage loans, and 92.11% of its non-residential mortgage loans had adjustable rates.

     The following table sets forth the composition of Broadway Federal's loan portfolio in dollar amounts and as a percentage of Broadway Federal's total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

                                                          December 31,
                                     ------------------------------------------------------
                                                2002                        2001
                                     ------------------------------------------------------
                                        Amount      Percentage     Amount       Percentage
                                     ------------  ------------  ------------  ------------

                                                      (Dollars in thousands)
Real Estate:
   Residential:
      One-to Four-Units               $   30,092         20.55%     $  33,715        23.42%
      Five or More Units                  95,770         65.39%        89,777        62.35%
      Construction
                                           1,726          1.18%             -          -
   Non-residential                        16,924         11.56%        18,383        12.77%
Loans Secured by Savings Accounts            350          0.24%           897         0.62%
Other                                      1,593          1.08%         1,206         0.84%
                                     ------------  ------------  ------------  ------------
Gross Loans                              146,455        100.00%       143,978       100.00%
                                     ------------  ============  ------------  ============
   Plus:
Premiums on Loans Purchased                    1                            4
   Less:
Allowance for Loan Losses                  1,429                        1,571
Loans in Process                             568                           16
Deferred Loan Fees, net                      431                          683
Unamortized Discounts                        173                          413
                                     ------------                ------------
                                         143,855                      141,299
   Less:
Loans Held for Sale                        3,770                        7,362
                                     ------------                ------------
Total Loans Held for Investment        $ 140,085                     $133,937
                                    ============                ============

     Loan Maturities. The following table sets forth the contractual maturities of Broadway Federal's gross loans at December 31, 2002. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $28.8 million and $19.6 million for the years ended December 31, 2002 and 2001, respectively.

                                                                    December 31, 2002
                                 -----------------------------------------------------------------------------------------
                                  One-to-       Five or                                      Savings           Gross
                                   Four          More                          Non-         Secured &          Loans
                                  Family        Units       Construction    residential       Other         Receivable
                                 ---------     ---------    ------------    -----------    -----------    --------------
                                                                      (In thousands)
Amounts Due:
   One year or less              $     185     $    178      $     906        $     414     $    1,533      $     3,216
   After one year:
      After one to three years         120           16            820              153            395            1,504
      After three to five years        247        1,940              0              279             15            2,481
      After five to ten years        2,196       15,359              0            5,736              -           23,291
      After ten to twenty years     12,368        2,468              0            9,525              -           24,361
      More than twenty years        14,976       75,809              0              817              -           91,602
                                 ---------     ---------    ------------    -----------    -----------      -----------
      Total due after one year      29,907       95,592            820           16,510            410          143,239
                                 ---------     ---------    ------------    -----------    -----------      -----------

      Total Amounts Due          $  30,092     $ 95,770      $   1,726        $  16,924     $    1,943      $   146,455
                                 =========     =========    ============    ===========    ===========      ===========

     The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2002 which are contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                              December 31, 2002
                                 ------------------------------------------
                                  Adjustable       Fixed           Total
                                 ------------    ---------     ------------
                                              (In thousands)
Real Estate Loans:
   One-to four-units              $   16,727      $ 13,180     $     29,907
   Five or more units                 95,314           278           95,592
   Construction                          820             -              820
   Non-residential real estate        15,576           934           16,510
Other                                    376            34              410
                                  ----------     ---------     ------------
      Total                       $  128,813      $ 14,426     $    143,239
                                  ==========     =========     ============

     Origination, Purchase, Sale and Servicing of Loans. Broadway Federal originates and purchases loans for investment and for sale. Loan sales are made from loans held in Broadway Federal's portfolio designated as held for sale and loans originated during the period that are so designated.

     It is the current practice of Broadway Federal to sell most single-family conforming fixed-rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell ARMs that it originates based upon its investment and liquidity needs and market opportunities. At December 31, 2002, Broadway Federal had six fixed rate loans secured by single-family properties totaling $586,000 and thirteen adjustable rate loans secured by multi-family properties totaling $3.2 million that were categorized as held for sale. Broadway Federal typically retains the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2002, the Bank had $11,000 of capitalized servicing rights.

     Broadway  Federal  receives  monthly loan  servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2002 and 2001, Broadway Federal was servicing $11.0 million and $12.7 million, respectively, of loans serviced for others.

     From time to time, Broadway Federal purchases residential loans originated by other institutions based upon Broadway Federal's investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal's underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. Broadway Federal purchased $820,000 of loans during the year ended December 31, 2002 and $8.0 million during the year ended December 31, 2001.

     The following table provides information concerning Broadway Federal's loan origination, purchase, sale and principal repayment activity for the periods indicated.

                                              At or For the Year Ended
                                                     December 31,
                                         ---------------------------------
                                              2002                2001
                                         --------------      -------------
                                                    (In thousands)
Gross Loans:
   Beginning Balance:                    $     143,978        $  129,241
Loans Originated:
   One-to Four-Units                             5,840             4,327
   Five or More Units                           21,819            19,078
   Non-residential                               2,251               924
   Loans Secured by Savings Accounts               245               456
Other                                            1,150             1,888
                                         --------------      -------------
   Total Loans Originated                       31,305            26,673
                                         --------------      -------------
Loan Purchased:
   One-to-Four Units                                 -                58
   Five or More Units                                -             8,211
   Construction                                    820                 -
                                         --------------      -------------
   Total Loans Purchased                           820             8,269
                                         --------------      -------------
Less:
Transfer to real estate owned ("REO")              107                 -
Principal Repayments                            28,811            19,605
Sales of Loans                                     730               600
                                         --------------      -------------
                                         $     146,455         $  143,978
                                         ==============      =============

     One- to Four-Family Mortgage Lending. Broadway Federal offers ARMs and fixed-rate loans secured by one- to four-family ("single-family") residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal's primary market areas of Mid-City and South Central Los Angeles. Loan originations are generally obtained from Broadway Federal's loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 2002, 43.93% were fixed-rate loans and 56.07% were ARMs.

     The interest rates for Broadway Federal's single-family ARMs are indexed to the 11th District Cost of Funds Index ("COFI"), the 1-year Treasury Index ("Treasury") the 12-month average of the Treasury index ("12 MTA") and the six-month LIBOR Index. Broadway Federal currently offers loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans. At December 31, 2002 and 2001 Broadway Federal had approximately $22.0 million and $24.2 million, respectively, in mortgage loans that permit negative amortization. Broadway Federal has discontinued its loan programs that permit negative amortization. During periods of high interest rates negative amortization may involve a greater risk to Broadway Federal because the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal's underwriting criteria, including relatively low loan-to-value ratios. The loans it currently holds that permit negative amortization have been outstanding for substantial periods without default. No loans were in negative amortization status at December 31, 2002 and 2001.

     Broadway Federal qualifies its ARM borrowers based upon the fully indexed interest rate (COFI or other index plus an applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower may be discounted to a rate determined by Broadway Federal to adjust for market and other competitive factors. The ARMs offered by Broadway have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps and floors, market rates may exceed and/or go below the respective maximum or minimum rates payable on Broadway Federal's ARMs.

     Broadway Federal offers fixed-rate mortgage loans with terms that primarily are 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and Broadway Federal's cost of funds. Broadway Federal generally sells long-term fixed-rate mortgages in the secondary market.

     Broadway Federal's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. Broadway Federal may originate loans based on other parameters for loans that are originated for committed sales to other investors. Many of Broadway Federal's borrowers on one- to four-family properties are older homeowners who typically prefer to maintain lower than the maximum permitted loan balances. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

     Multi-Family Lending. Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in Broadway Federal's market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised value. Most multi-family loans are originated with maturities of up to 30 years. Multi-family loans amounted to $95.8 and $89.8 million at December 31, 2002 and 2001, respectively. At December 31, 2002, Broadway Federal's multi-family lending represented 65.39% of the Bank's gross loan portfolio, compared to 62.35% at December 31, 2001.

     Multi-family lending is a significant part of the Company's strategy to focus on loan program offerings in less competitive markets resulting in higher-yielding assets. The small multi-family loan (generally under $500,000) on properties in Broadway Federal's market area has been a successful niche for Broadway Federal. Most of these multi-family loans had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans generally ranges from three to seven years. The adjustable rate portion of these loans is primarily indexed to the Treasury Index. In the fourth quarter of 2002, Broadway Federal introduced the LIBOR Index and the Prime Rate Index.

     The Company believes that the risks associated with multi-family loans described below are mitigated by underwriting requirements, which include conservative loan-to-value ratios and debt service coverage ratios. Under Broadway Federal's underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in Broadway Federal's primary market area, however, may result in increases in the loan-to-value ratios on Broadway Federal's existing multi-family mortgage loans. Broadway Federal also generally requires minimum debt service ratios of 120%. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

     When evaluating the qualifications of the borrower for a multi-family loan, Broadway Federal considers, among other things, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and Broadway Federal's lending experience with the borrower, where applicable. Broadway Federal's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, Broadway Federal generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Broadway Federal's largest multi-family loan at December 31, 2002 was a loan totaling $1.26 million. The loan is secured by a 28-unit property located in Torrance, California. This loan is currently performing according to its terms. Broadway Federal's second largest multi-family loan totaling $1.12 million at that date was secured by a 30-unit property located in Los Angeles, California. This loan is currently performing according to its terms. At December 31, 2002, Broadway Federal had one other multi-family loan with a balance exceeding $1.0 million and was secured by a 33-unit property located in Downey, California and is currently performing according to its terms.

     Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions that have severe effects in Broadway Federal's primary market areas in Mid-City and South Central Los

Angeles, may result in declines in real estate values of multi-family properties that are more pronounced than for single-family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for single-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

     Non-Residential Real Estate Lending. Broadway Federal originates non-residential real estate loans that are generally secured by properties used for religious or for business purposes such as church buildings, schools, small office buildings, health care facilities and retail facilities located in Broadway Federal's primary market area. Broadway Federal has limited the origination of non-residential real estate loans in recent years. Of the $16.9 million in non-residential real estate loans at December 31, 2002, $2.3 million and $924,000 were originated in 2002 and 2001, respectively.

     Broadway Federal's non-residential real estate loans are generally made in amounts up to 75% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARMs or hybrid ARMs indexed to the COFI, the Treasury Index, the LIBOR Index or the Prime Rate Index. Broadway Federal's non-residential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower's management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 135%. The underwriting standards for non-residential loans secured by church properties are different than for non-church, non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

     The largest non-residential loan in Broadway Federal's portfolio was originated in 2001. It is an unsecured line of credit for $1.8 million guaranteed by a non-profit organization, and had an outstanding balance at December 31, 2002 of $1.14 million. This loan is currently performing according to its terms.

     The second largest non-residential loan in Broadway Federal's portfolio was originated in 2002. It is a $906,000 construction loan participation secured by a residential apartment project located in San Pedro, California, and had an outstanding balance at December 31, 2002 of $280,000. This loan is currently performing according to its terms. At December 31, 2002, Broadway Federal's portfolio contained nine other non-residential loans with an outstanding balance exceeding $500,000. These loans are currently performing according to their terms.

     Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities they serve makes church lending an important aspect of Broadway Federal's community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal's portfolio totaled $8.4 million and $10.8 million at December 31, 2002 and 2001, respectively.

     Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family residential loans, to adverse conditions in the real estate market or the economy. Additionally, recessionary economic conditions in the Bank's primary lending market area could result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and generally restricts such loans to its general market area.

     Consumer Lending. Broadway Federal's consumer loans primarily consist of loans secured by savings accounts. At December 31, 2002, loans secured by savings accounts represented $350,000, or 0.24%, of Broadway Federal's total gross loan portfolio. Loans secured by depositors' accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

     Loan Approval Procedures and Authority. The Bank's Board of Directors establishes its lending policies. The Loan Committee, which is comprised of at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for establishing and monitoring the lending policies of Broadway Federal.

     The Board of Directors has authorized the following loan approval limits based upon the amount of Broadway Federal's total loans to each borrower: if the total of the borrower's existing loans and the loan under consideration is $300,700 or less, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower's existing loans and the loan under consideration is from $300,701 to $499,999, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President-Chief Loan Officer; if the total of the borrower's existing loans and the loan under consideration is from $500,000 up to $999,999, the new loan must be approved by two Loan Committee members, in addition to the Senior Vice President/Chief Loan Officer; and if the total of existing loans and the loan under consideration is $1.0 million or more, the Board of Directors must approve the new loan. In addition, it is the practice of Broadway Federal that all loans approved only by management be reported the following month to the two outside directors on the Loan Committee.

     For all loans originated by Broadway Federal, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by Broadway Federal. The Board annually approves the independent appraisers used by Broadway Federal and approves Broadway Federal's appraisal policy.

     It is Broadway Federal's policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance naming Broadway Federal as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, private mortgage insurance is typically required and the borrower is required to make payments to a mortgage impound account from which Broadway Federal makes disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

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

     If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by Broadway Federal as real estate acquired through foreclosure ("REO") and is carried in Broadway Federal's consolidated financial statements at the lower of estimated fair value less the costs estimated to be necessary to sell the property, or cost.

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

     A financial institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes it has established adequate loan loss allowances, actual losses are dependent upon future events. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 2002, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal's loan portfolio in connection with periodic regulatory examinations, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies' evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal's financial condition and earnings.

     At December 31, 2002 Broadway Federal had $984,000 of loans classified as "Substandard," of which the largest had a principal balance of $508,000 and was secured by a multi-family property. At December 31, 2002, no loans were classified as "Doubtful" and no loans were classified as "Loss". As of December 31, 2002, loans designated as "Special Mention" consisted of seven loans totaling $1.5 million, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 2002, the largest loan designated as "Special Mention" had a principal balance of $1.1 million and was unsecured.

     The following table sets forth delinquencies in Broadway Federal's loan portfolio as of the dates indicated:

                                                              December 31,
                                         2002                                           2001
                          60-89 Days          90 Days or More           60-89 Days             90 Days or More
                                 Principal              Principal              Principal                Principal
                       Number     Balance    Number      Balance     Number     Balance      Number      Balance
                      of Loans   of Loans   of Loans    of Loans    of Loans   of Loans     of Loans    of Loans
                                                            (In thousands)
One- to four family       -      $   -         2           96          -       $   -           4           257
Multi-family              -          -         -            -          -           -           -            -
Non-residential           -          -         1           39          -           -           1           211

   Total                  -      $   -         3          135          -       $   -           5           468
Delinquent loans to
  total gross loans                0.00%                 0.09%                    0.00%                   0.33%


     Non-Performing Assets. Non-performing assets, consisting of non-accrual loans and REO, decreased from $468,000 at December 31, 2001 to $135,000 at December 31, 2002. The $333,000 decrease resulted from a decrease in non-accrual loans. During December 2002, $142,000 of non-accrual loans were paid in full. As a percentage of total assets, non-performing assets were 0.07% at December 31, 2002, as compared to 0.26% at December 31, 2001.

     The following table provides information regarding Broadway Federal's non-performing assets at the dates indicated. For the years ended December 31, 2002 and 2001, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $13,000 and $58,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $13,000 and $57,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2002. No accruing loans were contractually past due by 90 days or more at December 31, 2002.

                                                                                 At December 31,
                                                                          ---------------------------------
                                                                                2002               2001
                                                                          ---------------    --------------
                                                                                  (In thousands)
Non-accrual loans:
   Residential real estate:
      One- to four-family                                                   $      96         $     257
      Multi-family                                                                  -                 -
      Non-residential                                                              39               211
                                                                          ---------------    --------------
         Total non-performing loans                                               135               468
REO                                                                                 -                 -
                                                                          ---------------    --------------
         Total non-performing assets                                        $     135         $     468
                                                                          ===============    ==============

Allowance for loan losses as a percentage of gross loans                         0.98%             1.10%
Allowance for loan losses as a percentage of total non-performing loans      1,058.52%           335.68%
Allowance for losses as a percentage of total non-performing assets          1,058.52%           335.68%
Non-performing loans as a percentage of gross loans                              0.09%             0.33%
Non-performing assets as a percentage of total assets                            0.07%             0.26%
Net charge-offs to average loans                                                  -                 -
Impaired loans as a percentage of gross loans                                    0.03%             0.15%


     At December 31, 2002, Broadway Federal's total recorded investment in impaired loans was $39,000 and was fully reserved. All provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statements of operations and comprehensive earnings. During the year ended December 31, 2002, Broadway Federal's average investment in impaired loans was $147,000, and its interest income recorded on impaired loans during this period totaled $5,000. The accrual of interest income on impaired loans is discontinued when the loan becomes impaired, and previously accrued but uncollected interest income is reserved. Interest income on impaired loans is recognized on a cash basis. During December 2002, certain fully reserved, non-accrual, unsecured loans amounting to $142,000 were paid in full, and accordingly, the related specific valuation allowances of $142,000 were reversed into income.

     Allowance for Loan Losses. Broadway Federal's allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that management considers adequate to cover losses in loans receivable, which are deemed probable and estimable. The Board of Directors of Broadway Federal reviews the level and reasonableness of the provision for loan losses, as well as the matrix that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and Broadway Federal's underwriting policies. To determine the overall allowance, management periodically reviews all loans by loan category (one- to four-family, multi-family, non-residential real estate).

     The Bank also maintains an allowance for impaired loans as a component of its allowance for loan losses. The Bank reviews all loans with principal balances of less than $250,000 for impairment on a collective basis. Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of the Bank's normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, the Bank measures impairment for all collateral dependent loans at the fair value of the collateral.

     Adjustments to the loan loss allowance are made by Broadway Federal based upon management's analysis of each category of loans and of the potential risk factors within each category. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments and prepayments, and changes in asset classifications. Loan loss provisions may be recaptured for a particular loan category if management determines that the factors that existed and required higher provisions are no longer present. Loan loss provisions also may be increased if management becomes aware of factors elevating the risk in that loan category.

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

     For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 2002 and 2001, Broadway Federal had no REO.

     The following table sets forth Broadway Federal's allowances for loan losses at the dates indicated:

                                                       December 31,
                                                -------------------------
                                                    2002          2001
                                                ------------  -----------
                                                     (In thousands)
Allowance for loan losses:
   Balance at beginning of year                  $  1,571        $1,421
   Charge-offs                                          -             -
   Recoveries                                        (142)            -
   Provision charged to earnings                        -           150
                                                ------------  -----------
   Balance at end of year                          $1,429        $1,571
                                                ============  ===========

     The following table sets forth the ratios of Broadway Federal's allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

                                       Allocation of the Allowance for Loan Losses at December 31,
                                  ----------------------------------------------------------------------
                                             2002                               2001
                                  ------------  --------------------  -----------  ---------------------
                                                Percentage of Loans                 Percentage of Loans
                                                in Each Category to                 in Each Category to
                                     Amount         Total Loans           Amount         Total Loans
                                  ------------  --------------------  -----------  ---------------------
                                                           (Dollars in thousands)
One-to-four family                  $     129          20.55%           $   142            23.42%
Multi-family                              855          65.39%               733            62.35%
Non-residential                           282          11.56%               399            12.77%
Construction                               19           1.18%                 -             -
Other                                      86           1.32%               243             1.46%
Unallocated                                58            -                   54             -
                                  ------------  --------------------  -----------  ---------------------
Total allowance for loan losses     $   1,429          100.00%          $ 1,571           100.00%
                                  ============  ====================  ===========  =====================

     The Company periodically evaluates the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. The reduction in the allocation to the Other category in the table above from December 31, 2001 to December 31, 2002 is primarily attributable to the reduction of impaired loans and the related impairment allowance. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and geopolitical risks and uncertainties that impact business.

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

     The investment policy of the Company is to provide a source of liquidity for deposit contraction, borrowings repayment and loan fundings, and to generate a favorable return on investments without incurring undue interest-rate and credit risk. The Company's investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, collateralized mortgage obligations, corporate bonds and marketable equity securities. At
December 31, 2002 and 2001, the Company had investment and mortgage-backed securities in the aggregate amount of $45.4 million and $18.5 million, respectively, with fair values of $46.1 million and $18.8 million, respectively. Mortgage-backed securities consist principally of Fannie Mae and Freddie Mac securities backed by 30-year amortizing loans, structured with a fixed interest rate for a period of five or seven years, after which time the securities convert to a one-year or six-month adjustable rate mortgage. Such loans are referred to as hybrid ARMs.

     The following table sets forth information regarding the amortized cost and fair values of the Company's investment and mortgage-backed securities at the dates indicated.

                                                                          December 31,
                                                 ---------------------------------------------------
                                                             2002                    2001
                                                 ------------------------   ------------------------
                                                  Amortized                 Amortized
                                                    Cost       Fair Value     Cost       Fair Value
                                                 -----------   ----------   ----------   -----------
                                                                  (Dollars in thousands)
Investment and mortgage-backed securities:
   Held to maturity:
      Mortgage-backed securities                  $  10,843     $  11,317   $  13,931     $    14,23
      Federal Agency debentures                       2,000         2,046           -              -

Available for sale:
      Mortgage-backed securities                     27,603        27,697           -              -
      Mutual Funds                                    5,002         5,007       4,500          4,504
                                                 -----------   ----------   ----------    -----------
Total investment and mortgage-backed securities   $  45,448     $  46,067   $  18,431     $   18,735
                                                 ===========   ==========   ==========    ===========

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's investments and mortgage-backed securities as of December 31, 2002.

                                                                       At December 31, 2002
                   --------------------------------------------------------------------------------------------------------------
                     Less Than One Year       One to Five Years    Five to Ten Years   More Than Ten Years        Total
                   ---------------------  ----------------------  -------------------  -------------------  ---------------------
                               Weighted                 Weighted             Weighted             Weighted             Weighted
                   Amortized   Average     Amortized    Average   Amortized   Average  Amortized  Average   Amortized   Average
                      Cost      Yield        Cost        Yield      Cost       Yield      Cost      Yield      Cost      Yield
                   ---------  ----------  -----------  ---------  ---------  --------  ---------  --------  ---------  ----------
                                                   (Dollars in thousands)
Held to maturity:
Mortgage-backed
  securities       $      -       - %      $       -       - %     $     -      - %    $  10,843    6.48%   $  10,843      6.48%
Federal Agency
  debentures              -       - %              -       - %                  - %        2,000    4.25%       2,000      4.25%

Available for sale:
Mortgage-backed
  securities              -        -%              -       - %           -      - %       27,603    4.67%      27,603      4.67%
 Mutual funds         5,002     2.60%              -       - %           -      - %            -       -        5,002      2.60%
                   ---------              -----------             ---------            ----------           ---------
                    $ 5,002     2.60%              - %     - %      $    -      -%      $ 40,446    5.13%   $  45,448      4.85%
                   =========  ==========  ===========  =========  =========  ========  ========== ========= =========  ==========

Sources of Funds

     General. Deposits are a primary source of Broadway Federal's funds used for lending and other investment activities and general business purposes. In addition to deposits, Broadway Federal derives funds from loan repayments and prepayments, proceeds from sales of loans and investment securities, maturities of investment securities, cash flows generated from operations and FHLB advances.

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

     The following table sets forth the distribution of Broadway Federal's deposit accounts by category of account for the years indicated and the weighted average balances and interest rates on each category of deposits presented.

                                                        Year Ended December 31,
                                  -----------------------------------------------------------------
                                               2002                             2001
                                  ------------------------------  ---------------------------------
                                                        Weighted                           Weighted
                                   Average  Percentage  Average    Average   Percentage    Average
                                   Balance   of Total    Rate      Balance    of Total       Rate
                                  --------  ----------  --------  ---------  -----------   --------
                                                  (Dollars in thousands)

Money market deposits             $  8,030    5.22%      1.48%    $  5,567      3.83%        1.91%
Passbook deposits                   28,665    18.62%     0.81%      27,835     19.14%        1.04%
NOW and other demand deposits       24,070    15.63%     0.18%      20,216     13.90%        0.38%
Time deposits                       93,223    60.53%     3.60%      91,797     63.13%        5.67%
                                  --------  ----------            ---------  -----------
Total Deposits                    $153,988    100.00%    2.42%    $145,415    100.00%        3.90%
                                  ========  ==========            =========  ===========

     The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2002, maturing within the next twelve months.

                                                December 31, 2002
                                      -------------------------------------
                                                           Weighted Average
                                           Amount                Rate
                                      -----------------    ----------------
                                               (Dollars in thousands)

Three months or less                      $ 18,818              2.41%
Over three through six months                5,982              2.30%
Over six through 12 months                   6,442              2.83%
                                      -----------------    ----------------
        Total                             $ 31,242              2.48%
                                      =================    ================


     Borrowings. From time to time Broadway Federal has obtained advances from the FHLB and will do so in the future as an alternative to retail deposit funds. FHLB advances are used to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the OTS and of the FHLB. At December 31, 2002 and 2001 Broadway Federal had $28.7 million and $11.0 million, respectively, in outstanding advances from the FHLB. During December 2002, Broadway Federal refinanced $4.5 million in 6.64% advances due in September 2003 and incurred a prepayment fee of $185,000, which was charged to interest expense. The new advances had maturities ranging from one to three years and had a weighted average interest rate of 2.17%.

     On January 17, 2003 the Company entered into an unsecured $5.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest.

     The following table sets forth certain information regarding Broadway Federal's borrowed funds at or for the periods indicated:

                                                               At or For the
                                                                Year Ended
                                                       -------------------------
                                                           2002          2001
                                                       ------------  -----------
                                                         (Dollars in thousands)
FHLB Advances:
 Average balance outstanding                           $   15,088     $   8,788
 Maximum amount outstanding at any month-end period    $   30,664     $  11,000
 Balance outstanding at end of period                  $   28,724     $  11,000

 Weighted average interest rate during the period           5.41%         6.60%
 Weighted average interest rate at end of period            2.67%         4.93%

Personnel

     At December 31, 2002, Broadway Federal had 64 employees, 49 of whom are full-time employees and 15 of whom are part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

Regulation

     General. The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination in that capacity by the OTS. Broadway Federal is a federally chartered savings bank and is a member of the FHLB System. Its customer deposits are insured through the Savings Association Insurance Fund, which is one of two deposit insurance funds managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. It is also subject to regulation by the FDIC. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

     Broadway Federal is further subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters.

     Financial institutions, including Broadway Federal, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of adverse environmental conditions thereof. The potential liabilities under federal and state environmental legislation may affect the Bank's decision whether to foreclose on real property that secures its loans and on the actions the Bank may take with respect to its borrowers preceding foreclosure. Liability for environmental remediation costs may be imposed under federal and state laws without regard to whether an entity actually caused the environmental condition and may, under certain circumstances, be imposed on a real property lender if the lender is deemed to exercise control over the borrower that is the owner of the real property. If the Bank forecloses on property containing hazardous substances, the Bank could become subject to additional environmental statutes, regulations and common law relating to such matters as asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, waste water discharges, hazardous waste management, and third party claims for personal injury and property damage.

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

     Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require savings institutions to meet three regulatory capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." In addition to the general standards, the OTS may establish individual minimum capital requirements for a savings institution on a case-by-case basis, which vary from the requirements that would otherwise apply under the Capital Regulations.

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

     The core capital requirement generally requires a savings institution to maintain "core capital" of not less than 4% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

     A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

     The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2002 and 2001, Broadway Federal's general valuation allowance included in supplementary capital was $1,429,000 and $1,361,000, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

     Following is a reconciliation of Broadway Federal's equity capital to the minimum OTS regulatory capital requirements as of December 31, 2002 and December 31, 2001:

                                                           As of December 31,
                                    --------------------------------------------------------------
                                                 2002                            2001
                                    -------------------------------  -----------------------------
                                                                      (In thousands)
                                                            Risk-                          Risk-
                                    Tangible     Core       based    Tangible    Core      based
                                     Capital    Capital    Capital    Capital   Capital   Capital
                                    ---------   --------  ---------  ---------  --------  --------

Equity capital-Broadway Federal     $14,504     $14,504    $14,504   $12,826    $12,826   $12,826
Additional supplementary capital:
General valuation allowance               -           -      1,429         -          -     1,361
Assets required to be deducted         (157)       (157)      (157)     (103)      (103)     (103)
                                    ---------   --------  ---------  ---------  --------  --------
Regulatory capital balances          14,347      14,347     15,776    12,723     12,723    14,084
Minimum requirement                   3,069       8,185      9,599     2,679      7,145     9,318
                                    ---------   --------  ---------  ---------  --------  --------
Excess over requirement             $11,278     $ 6,162   $  6,177   $10,044    $ 5,578   $ 4,766
                                    =========   ========  =========  =========  ========  ========

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

     Under the OTS regulations implementing the PCA provisions, an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2002, Broadway Federal was a well-capitalized institution.

     The table below presents Broadway Federal's capital ratios at December 31, 2002 and 2001:

                                      Actual
                              --------------------  Well Capitalized
                                 Amount    Ratios     Requirement
                              ---------    ------   ----------------
                                    (Dollars in thousands)
December 31, 2002:
   Leverage/Tangible Ratio    $  14,347     7.01%        5.0%
   Tier 1 Risk based ratio    $  14,347    11.96%        6.0%
   Total Risk based ratio     $  15,776    13.15%       10.0%

December 31, 2001:
   Leverage/Tangible Ratio    $  12,723     7.12%        5.0%
   Tier I Risk based ratio    $  12,723    10.92%        6.0%
   Total Risk based ratio     $  14,084    12.09%       10.0%

     Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. At December 31, 2002, the maximum amount that Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $2.1 million. The Bank's internal policy limits loans to one borrower at $1.8 million. At December 31, 2002, the largest aggregate amount of loans that Broadway Federal had outstanding to any one borrower was $1.3 million.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess, the performance of the institution in meeting the credit needs of its communities as part of its examination of a savings institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS assigns ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Broadway Federal was rated "outstanding" in its most recent CRA examination.

     Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2002, Broadway Federal was in compliance with its QTL test requirements.

     Savings and Loan Holding Company Regulation. As a savings and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company that is not a subsidiary of the Company.

     OTS approval must be obtained prior to any person acquiring control of the Company or Broadway Federal. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

     Restrictions on Dividends and Other Capital Distributions. In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and cash-out mergers.

     Under the OTS capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

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

     Financial Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "G-L-B Act") that significantly reforms various aspects of the financial services industry. The G-L-B Act authorizes affiliations between banking securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in non-financial activities and prohibits the formation of new unitary holding companies by non-financial companies.

     The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties, except under certain conditions permissible or mandated by law, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions, however, will be required to comply with state laws if they are more protective of customer privacy than the G-L-B Act.

     The G-L-B Act also makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

Tax Matters

    Federal Income Taxes

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

     Bad Debt Reserves. Broadway Federal has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debts, under which additions to reserves are based on the institution's six-year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

    California Taxes

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

Item 2. Description of Property

     Broadway Federal conducts its business through four branch offices. Broadway Federal's loan service operation is also conducted from one of its branch offices. Broadway Federal's administrative and corporate operations are conducted from the Company's corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of its branch offices.

     There are no mortgages, material liens or encumbrances against any of Broadway Federal's owned properties. Management believes that all of the properties are adequately covered by insurance, and believes that Broadway Federal's facilities are adequate to meet the present needs of Broadway Federal and the Company.

                                                                                       Net Book Value
                                                           Original                    of Property or
                                                             Date         Date            Leasehold
                                                           Leased or    of Lease       Improvements at
Location                               Leased or Owned     Acquired    Expiration     December 31, 2002
Administrative/Branch Office/
Loan Origination Center:
4800 Wilshire Blvd                     Owned                 1997          -             $1,956,000
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.                 Building Owned        1965         2013           $  128,000
Los Angeles, CA                        on Leased Land

Branch Office/Loan Service Center:
170 N. Market Street                   Owned                 1996          -             $  839,000
Inglewood, CA

4001 South Figueroa Street (1)         Owned                 1996          -             $2,281,000
Los Angeles, CA

------------
(1) In April 2002, Broadway Federal entered into a three-year agreement to sublease approximately 400 square feet to an attorney at $500.00 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Common Stock of the Company is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-Small Cap ("NASDAQ-Small Cap") under the symbol "BYFC." As of February 28, 2003, 1,815,294 shares of Common Stock were outstanding and held by approximately 426 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table (adjusted for stock split) sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

        2002     4th Quarter      3rd Quarter      2nd Quarter      1st Quarter

High              $ 10.16            $  8.35         $   8.00       $    6.40
Low               $  7.79            $  6.45         $   6.25       $    6.20

        2001
High              $  6.30            $  6.55         $   5.75       $    4.72
Low               $  4.63            $  4.99         $   3.88       $    3.44

     The Company paid quarterly dividends on its Common Stock at the rate of $0.025 per share during 2001 and the first three quarters of 2002. The Company increased its quarterly dividend to $0.0375 per share during the fourth quarter of 2002. The Company may pay dividends out of funds legally available therefore at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company's Board of Directors, which will be based on and subject to the Board's assessment of the Company's financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company's Common Stock in the future.

     Dividends from the Bank are the Company's principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. A 30-day prior notice to the OTS is required before any capital distribution is made.

     In addition to Common Stock, the Company, as part of the Bank's mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series A Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to use them to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Series A Preferred Stock. On December 30, 2002, the Company issued 100,000 shares of non-cumulative, non-voting Series B Preferred Stock with a liquidation preference of $10 per share to Fannie Mae for gross proceeds of $1.0 million. Both the Series A and the Series B Preferred Stock have non-cumulative annual dividend rates of 5% of their liquidation preference, are non-voting and non-convertible, and are subordinate to all indebtedness of the Company, including customer accounts. Both series of preferred stock were issued without registration under the Securities Act of 1933 pursuant to the registration exemption provided by Section 4(2) thereof .

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The Conversion was completed, and the Bank became a wholly owned subsidiary of the Company in January 1996. See "Description of Business-Broadway Financial Corporation."

     The Company's and Broadway Federal's results of operations are dependent primarily on net interest income after provisions for loan losses, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings, less provisions for loan losses.

Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of the Bank's general and administrative expenses, which consist principally of employee compensation and benefits and occupancy expenses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

     For the years ended December 31, 2002 and 2001, the Company recorded net earnings of $1,441,000 or $0.77 per diluted common share, and $685,000, or $0.37 per diluted common share, respectively. At December 31, 2002 and 2001, respectively, the Company had total assets of $204.9 million and $178.9 million; total deposits of $156.1 million and $151.2 million; and stockholders' equity of $16.9 million and $14.6 million, representing 8.26% and 8.18% of assets, respectively. Each of the Bank's regulatory capital ratios exceeded regulatory requirements at December 31, 2002 and 2001, with tangible and core capital each at 7.01% and 7.12% and risk-based capital at 13.15% and 12.09%, respectively.

     The Company's level of non-performing assets, comprised of non-accrual loans and REO, declined to $135,000 or 0.07% of total assets at December 31, 2002, from $468,000 or 0.26% at December 31, 2001.

     Interest Rate Sensitivity. Interest rate risk is the exposure of Broadway Federal's current and future earnings and equity capital arising from adverse movements in interest rates. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of the Company's interest-earning assets as compared with its interest-bearing liabilities. Broadway Federal's loan portfolio is predominantly comprised of ARMs tied to COFI, the Treasury Index or the 12 MTA. During 2002, these ARMs have generally repriced at a slower rate than the repricing of the Bank's interest-bearing liabilities. A portion of the Bank's adjustable rate loans have reached their floors, thus contributing to the slower rate of repricing on the loan portfolio. However, the benefit of this lag effect has been partially offset by the increase in refinancings of portfolio loans resulting in loan pay-offs. Additionally, new loan originations have been recorded at lower rates than the rates for loans paid off.

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the impact on its net interest income and market value of equity. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARMs, which, other than hybrid ARMs, generally reprice at least annually and are indexed to COFI, the Treasury Index, the 12 MTA or, more recently, LIBOR. The hybrid ARMs have fixed rates of interest for a period of time, generally three to seven years before adjusting.

     The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company's Board of Directors has established an Investment Committee, which is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The Committee generally meets quarterly, or more often as deemed necessary, and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company's net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

     Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Company's Investment Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

     Net Portfolio Value. Net Portfolio Value ("NPV") is the difference between the present value of expected future cash flows of the Bank's assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting the cash flows using the interest rates for the various scenarios. Under current OTS regulations and practice, the effect on NPV must be calculated for immediate, parallel, and sustained interest rate changes of plus or minus 100 basis points, and plus 200 and 300 basis points.

     The following tables present Broadway Federal's NPV as of December 31, 2002. This information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal and is based upon data and assumptions about how interest rate changes may affect Broadway Federal's interest-earning assets and interest-bearing liabilities. Actual results may vary.

               Net Portfolio Value as of December 31, 2002
------------------------------------------------------------------------
 Change in Interest               NPV       Percent    Change in NPV as
Rates in Basis Points            Dollar     Change    Percent of Present
    (Rate Shock)       Amount    Change      (1)      Value of Assets
---------------------  -------  ----------  -------- -------------------
                              (In thousands)
        300           $21,493   $  1,668      8%           1.20%
        200           $20,736   $    911      5%           0.71%
        100           $20,512   $    687      3%           0.45%
       Zero           $19,825   $      -      -              -
       (100)          $18,849   $   (976)    (5)%         (0.58)%

-----------
(1) Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate, parallel, and sustained 100 basis point change in interest rates at December 31, 2002, Broadway Federal would experience a 3% increase in NPV in a rising rate environment and a 5% decrease in NPV in a declining rate environment.

     In evaluating Broadway Federal's exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under "-Interest Rate Sensitivity" above, and the fact that market interest rates are unlikely to adjust simultaneously.

     Critical Accounting Policies. The discussion and analysis of the financial condition and results of operations of the Company are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowance for loan losses involves significant judgments and assumptions by management that have a material impact on the carrying value of loans receivable. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in Item 1. "Description of Business - Lending Activities-Allowance for Loan Losses".

     Market Risk. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2002 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 2002. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes to the table. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments.

                                                                       Expected Maturity Date
                                                                 Fiscal Year Ended December 31, 2002
                                        -----------------------------------------------------------------------------------------
                                          2003       2004       2005      2006      2007     Thereafter     Total      Fair Value
                                        ---------  --------  ---------  --------  --------   -----------  ----------   ----------
                                          (Dollars in thousands)
Interest Earnings Assets:
Loans receivable (1)(2)(3)
   Fixed                                $  5,572   $ 3,524    $ 2,381   $ 1,393   $   976     $ 1,632     $ 15,478     $ 16,651
   Average interest rate                    8.08%     8.12%      8.06%     7.77%     7.66%       7.24%        7.94%

   Adjustable                           $ 94,334   $23,859    $10,966   $   627   $   628     $   212     $130,626     $132,343
   Average interest rate                    6.76%     6.99%      7.00%     6.73%     6.73%       6.01%        6.82%

Investment securities (4)               $  8,030       -          -          -        -           -       $  8,030     $  8,088
   Average interest rate                    3.07%      -          -          -        -           -          3.07%

Mortgage backed securities (5)(6)
   Fixed                                $  4,559   $ 2,430    $ 1,319   $   737   $   416     $   487     $  9,948     $ 10,382
   Average interest rate                    6.28%     6.31%      6.34%     6.36%     6.37%       6.40%        6.31%

   Adjustable                           $ 11,651   $ 6,561    $ 4,003   $ 3,141   $ 3,142         -       $ 28,498     $ 28,632
   Average interest rate                    4.10%     4.09%      4.10%     4.12%     4.12%        -           4.10%

Interest bearing deposits               $  1,500       -          -         -         -           -       $  1,500     $  1,500
   Average interest rate                    1.13%      -          -         -         -           -           1.13%

Total interest earning assets           $125,646    $36,374   $18,669   $ 5,898   $ 5,162     $ 2,331     $194,080     $197,596

Interest Bearing Liabilities
Savings account deposits
   NOW accounts (7)                     $  2,131    $ 1,768   $ 1,468   $ 1,218   $ 5,948         -       $ 12,533     $ 12,533
   Average interest rate                    0.34%      0.34%     0.34%     0.34%     0.34%        -           0.34%

   Passbook accounts (8)                $  5,011    $ 4,159   $ 3,452   $ 2,865   $ 2,378     $11,613     $ 29,478     $ 29,478
   Average interest rate                    0.78%      0.78%     0.78%     0.78%     0.78%       0.78%        0.78%

   Certificate accounts (9)             $ 64,601    $13,075   $ 8,012   $ 2,994   $ 2,997     $ 2,907     $ 94,586     $ 96,268
   Average interest rate                    2.51%      3.67%     4.88%     4.85%     4.85%       5.34%        3.10%


   Money Market funds (10)              $  2,877    $ 1,927   $ 3,936       -         -           -       $  8,740     $  8,740
   Average interest rate                    1.38%      1.38%     1.38%      -         -           -           1.38%

   Non-interest bearing checking        $  3,760    $ 2,445   $ 1,590   $ 1,034   $   672     $ 1,310     $ 10,811     $ 10,811
   Average interest rate

Federal Home Loan Bank Advances:
   Fixed rate borrowing                 $  8,247    $ 8,190   $ 6,181   $ 4,629   $ 1,477         -       $ 28,724     $ 28,986
   Average interest rate                    2.58%      2.58%     2.73%     2.87%     2.87%        -           2.67%

Other interest bearing liabilities          -           -         -     $   558       -           -       $    558     $    555
   Average interest rate                    -           -         -        2.00%      -           -           2.00%

Total interest bearing liabilities      $ 86,627    $31,564   $24,639   $13,298   $13,472     $15,830     $185,430     $187,371


-------

(1) Does not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.

(2) For fixed rate single-family residential loans assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 10.8% to 29% for the fixed and balloon mortgage loans. For adjustable rate single-family loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 21.90%. For fixed rate non-single family residential loans, assumes annual amortization and a prepayment rate of 6% to 17%. For adjustable rate non-single family residential loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 6%.

(3) Approximately forty-eight percent (48%) of the Company's adjustable rate loans change with COFI or the 12 MTA. The vast majority of these loans reprice on an average of six months or less. The remaining adjustable rate loans primarily change with a current market index such as the Treasury Index. All loans are subject to various market-based annual and lifetime rate caps and floors.

(4) Investment securities of the Company are comprised of a mutual fund invested in ARM loans primarily indexed to the one year Treasury bill and as such have an anticipated maturity of one year or less, a certificate of deposit, and Federal Agency debentures.

(5) For mortgage-backed securities with single-family residential loan collateral, assumes annual amortization and balloon maturities as appropriate. Assumes prepayment rates of 12.9% to 25.3% for fixed rate securities.

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

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheets for the years ended December 31, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields.

                                                            For the Year Ended December 31,
                                            -------------------------------------------------------------------
                                                         2002                             2001
                                           ---------------------------------  ---------------------------------
                                            Average                Average    Average                Average
                                            Balance    Interest   Yield/Cost  Balance   Interest    Yield/Cost
                                           ---------   ---------  ----------  -------   --------  -------------
                                                                 (Dollars in thousands)
Assets

Interest-earning assets:
Interest-earning deposits                  $   2,674    $    30      1.13%    $  1,658   $     21      1.27%
Federal Funds sold and other short-term
  investments                                 13,663        393      2.88%      11,650        594      5.10%
Investment securities                          1,703         68      3.99%       2,038         90      4.42%
Loans receivable(1)(2)                       139,349     10,784      7.74%     133,743     11,452      8.56%
Mortgage-backed securities                    20,765      1,109      5.34%      11,894        744      6.26%
FHLB stock                                     1,455         85      5.84%       1,363         97      7.12%
                                           ---------     -------              --------   --------
Total interest-earning assets                179,609    $12,469      6.94%     162,346   $ 12,998      8.01%
                                                        --------                         --------
Non-interest-earning assets                    8,180                            14,162
                                            --------                          --------
   Total assets                             $187,789                          $176,508
                                            ========                          ========

Liabilities and Retained Earnings

Interest-bearing liabilities:
Money market deposits                       $  8,030    $   119      1.48%    $  5,567   $    106      1.91%
Passbook deposits                             28,665        232      0.81%      27,835        289      1.04%
NOW and other demand deposits                 24,070         43      0.18%      20,216         78      0.38%
Certificate accounts                          93,223      3,358      3.60%      91,797      5,200      5.67%
                                            --------    -------               --------   --------      -----
Total deposits                               153,988      3,752      2.42%     145,415      5,673      3.90%
FHLB advances                                 15,088        817      5.41%       8,788        580      6.60%
                                            --------    -------               --------   --------
Total interest-bearing liabilities           169,076      4,659      2.70%     154,203      6,253      4.06%
                                            --------    -------               --------   --------
Non-interest-bearing liabilities               3,259                             7,994
Retained earnings                             15,454                            14,311
                                            --------                          --------
Total liabilities and retained earnings     $187,789                          $176,508
                                            ========                          ========
Net interest rate spread (3)                            $ 7,900      4.24%               $  6,745      3.95%
                                                        =======                          ========
Effective net interest rate spread(4)                                4.40%                             4.15%
Ratio of interest-earning assets
  to interest-bearing liabilities                                  106.23%                           105.28%
Return on average assets                                             0.77%                             0.39%
Return on average equity                                             9.32%                             4.79%
Average equity to average assets ratio                               8.23%                             8.11%


-----------

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

                                    Year ended December 31, 2002     Year ended December 31, 2001
                                       Compared to year ended          Compared to year ended
                                         December 31, 2001               December 31, 2000
                                    -----------------------------   -------------------------------
                                     Increase (Decrease) in Net      Increase (Decrease) in Net
                                          Interest Income                 Interest Income
                                    -----------------------------   -------------------------------
                                     Due to    Due to                Due to      Due to
                                     Volume     Rate       Total     Volume       Rate      Total
                                    --------  --------   ---------  --------    --------    -------
                                       (In thousands)
Interest-earning assets:
Interest-earning deposits           $   12    $   (3)    $     9    $   25      $  (14)     $  11
Federal funds sold and other            90       (291)      (201)      548           2        550
  short term investments               (14)        (8)       (22)     (414)       (139)      (553)
Investment securities, net             520     (1,188)      (668)      545         156        701
Loans receivable, net                  488       (123)       365         1          (7)        (6)
Mortgage backed securities, net          7        (19)       (12)        6           4         10
FHLB stock                          -------   --------   ---------  --------    --------    -------
Total interest-earning assets        1,103     (1,632)      (529)      711           2        713
                                    -------   --------   ---------  --------    --------    -------

Interest-bearing liabilities:           40        (27)        13        26         (42)       (16)
Money market deposits                    9        (66)       (57)       (4)        (63)       (67)
Passbook deposits                       12        (47)       (35)       12         (27)       (15)
NOW and other demand deposits           82     (1,924)    (1,842)      386         422        808
Certificate accounts                   357       (120)       237      (315)         86       (229)
FHLB advances                       -------   --------   ---------  --------    --------    -------

Total interest-bearing
  liabilities                          500     (2,184)    (1,684)      105         376        481
                                    -------   --------   ---------  --------    --------    -------
Change in net interest income       $  603    $    552   $ 1,155    $  606       $(374)     $ 232
                                    =======   ========   =========  ========   =========    =======

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001


     General. The Company recorded net earnings of $1,441,000 or $0.77 per diluted common share, for the year ended December 31, 2002, compared to net earnings of $685,000 or $0.37 per diluted common share, for the year ended December 31, 2001. The growth in net earnings was largely attributable to an increase in net interest income after provision for loan losses ("net interest margin"), which increased by $1.4 million during the year.

     Interest Income. Interest income decreased by $529,000 or 4.1% in 2002 compared to 2001. The decrease was primarily attributable to a 107 basis point decrease in the yield on interest earning assets offset by the effect of a $17.3 million increase in average interest-earning assets in 2002 compared to 2001. The Bank was able to increase its loan portfolio through loan originations and purchases. The loan portfolio increased to $143.9 million at December 31, 2002 from $141.3 million at December 31, 2001.

     The yield on average interest-earning assets was 6.94% in 2002 compared to 8.01% in 2001, a decrease of 107 basis points. The investment portfolio yield declined to 3.99% in 2002 from 4.42% in 2001, a 43 basis point decrease. The loan portfolio yield also declined to 7.74% in 2002 from 8.56% in 2001, an 82 basis point decrease.

     Interest Expense. Interest expense decreased by $1.7 million or 26.9% in 2002 compared to 2001. The decrease was primarily attributable to a 136 basis point decrease in the cost of interest-bearing liabilities to 2.70% in 2002 from 4.06% in 2001, offset by the effect of a $14.9 million increase in average interest-bearing liabilities to $169.1 million in 2002 from $154.2 million in 2001. Deposits grew to $156.1 million at December 31, 2002 from $151.2 million at December 31, 2001, and the weighted average cost of deposits decreased to 2.42% in 2002 from 3.90% in 2001. Of the deposit growth, $7.6 million occurred in core deposit accounts, consisting of NOW and demand deposits, money market deposits and passbook deposits. Core deposits grew to $61.6 million at December 31, 2002 from $53.9 million at December 31, 2001. The average cost of core deposits decreased to 0.67% in 2002 from 0.88% in 2001 and the cost of certificate accounts, also decreased, to 3.60% in 2002 from 5.67% in 2001.

     The weighted average cost of FHLB advances was 5.41% in 2002 compared to 6.60% in 2001. The higher cost of borrowings in 2001 was substantially related to fixed-rate borrowings maturing in 2002 and 2003 with interest rates ranging from 6.64% to 6.77%. During December 2002, FHLB advances of $4.5 million due in September 2003 were refinanced with new borrowings with maturities ranging from one to three years, and with an average interest rate of 2.17%. The Bank paid $185,000 in prepayment fees, which has been included in interest expense in the accompanying Statement of Operations and Comprehensive Earnings.

     Net Interest Income After Provision for (Recovery of) Loan Losses. Net interest income after provision for (recovery of) loan losses increased by $1.4 million or 21.9% in 2002 compared to 2001. The net interest rate spread increased to 4.24% from 3.95%. The effective net interest rate spread increased to 4.40% from 4.15%. The provision for loan losses decreased $292,000 based on management's estimate of the level of valuation allowance needed to cover the inherent risk in the portfolio.

     The allowance for loan losses as a percentage of total loans was 0.98% at December 31, 2002 compared to 1.10% at December 31, 2001. The Bank's ratio of non-performing assets, consisting of non accrual loans and real estate acquired through foreclosure, to total assets improved to 0.07% at December 31, 2002, from 0.26% at December 31, 2001. At December 31, 2002 and 2001, the Bank had no foreclosed real estate assets.

     Non-Interest Income. Non-interest income increased by $64,000 or 6.8% in 2002 compared to 2001 primarily from the increase in service charges amounting to $61,000.

     Non-Interest Expense. Non-interest expense increased $384,000 or 6.0% in 2002 compared to 2001. The increase was primarily attributable to an increase in compensation and benefits relating to higher performance bonuses and to higher salaries.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

     Assets. Total assets at the end of 2002 were $204.9 million compared to $178.9 million at the end of 2001, a $26.0 million increase. Assets increased largely due to the increase in the mortgage-backed securities portfolios of $24.6 million.

     Mortgage-backed securities available for sale increased $27.7 million in 2002 reflecting purchases, net of repayments. Mortgage-backed securities classified as held to maturity decreased $3.1 million because of repayments. During the third and fourth quarter of 2002, the Bank implemented a revenue enhancement strategy consisting of investing in Agency mortgage-backed securities funded by liquidation of lower-yielding short-term investments, and by FHLB advances. The mortgage-backed securities consist of 30 year amortizing loans, structured with a fixed interest rate for a period of five or seven years, after which time the securities convert to a one-year or six-month standard adjustable rate mortgage. Such loans are referred to as hybrid ARMs.

     Loans receivable, including loans held for sale, increased $2.6 million in 2002 resulting from loan originations of $30.8 million, offset by loan payoffs, and principal repayments of $28.8 million. In 2001 loans receivable increased $14.7 million, substantially due to loan purchases of $8.2 million and a lower level of loan payoffs. At December 31, 2002 and 2001 89.7% and 89.5%, respectively, of loans receivable were adjustable rate mortgages. At those same dates 65.4% and 62.4%, respectively, were multifamily loans, and 20.6% and 23.4%, respectively, were single-family loans.

     Investment securities available for sale is comprised of mutual fund investments in adjustable rate mortgage funds. These mutual funds generally provide a higher short-term yield than Federal funds sold or other overnight investments, and due to the short duration of the underlying assets, the funds are relatively stable in terms of changes in market value. At December 31, 2002 and 2001 the yield on these investments was 2.55% and 4.55%, respectively.

     Liabilities. Total liabilities at the end of 2002 were $188.0 million compared to $164.3 million at the end of 2001, a $23.7 million increase. The increase was primarily attributable to a $17.7 million increase in FHLB borrowings.

     During the third and fourth quarter of 2002, the Bank borrowed $20 million in 54-month amortizing advances to fund the purchase of Agency hybrid ARMs as part of the Bank's revenue enhancement strategy. At December 31, 2002 and 2001, FHLB advances were 14.0% and 6.1%, respectively, of total assets, and the weighted average cost of advances at those dates was 2.67% and 4.93%, respectively.

     Deposits increased by $5.0 million in 2002. During the first half of 2002, the Bank focused on increasing the percentage of core deposits to total deposits. At the end of 2002, core deposits represented 39.4% of total deposits compared to 35.7% at the end of 2001. The Bank also focused on extending its certificate of deposit maturities in the current low interest rate environment, and was able to increase the weighted average certificate of deposit maturity to 18 months at year-end 2002 from 11 months at year-end 2001. At December 31, 2002 and 2001, the weighted average cost of deposits was 2.42% and 3.90%, respectively, a 148 basis point decrease.

     Liquidity and Capital Resources. Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings under a $5 million line of credit with First Federal Bank of California. Additionally, in December 2002, the Company issued 100,000 shares of non-cumulative, non-voting Series B Preferred Stock to Fannie Mae for gross proceeds of $1.0 million. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

     The Bank's primary sources of funds are Bank deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of investment and mortgage-backed securities, and advances from the FHLB. While maturities and scheduled amortization of Bank loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     In July 2001, the Office of Thrift Supervision removed the regulation that required a savings institution to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, and retained a provision requiring a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management. The Bank's goal is to maintain cash and liquid investments at a modest level, particularly in light of the available borrowing capacity from the FHLB and other sources. At December 31, 2002 cash and cash equivalents, short-term investments and excess borrowing capacity from the FHLB was 24.8% of the liquidity base (defined as deposits plus borrowings less share loans).

     The Bank has other sources of liquidity in the event that a need for additional funds arises, including brokered deposits, and the Company's $5 million line of credit with First Federal Bank of California, which can be pushed down to the Bank.

     At December 31, 2002, the Bank had outstanding commitments to originate loans of approximately $2.2 million. The Bank anticipates that it will have sufficient funds available to meet its future loan origination commitments.

     Impact of Inflation and Changing Prices. The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company and Broadway Federal are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     Recent  Accounting  Pronouncements.  For a discussion on recent  accounting
pronouncements,   see  Note  2  of  the  Notes  to  the  Consolidated  Financial
Statements.


Item 7. Financial Statements of Broadway Financial Corporation

     See Index to the Consolidated Financial Statements of Broadway Financial Corporation beginning on Page 38.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Director's and Executive Officers" and "Voting Securities and Principal Holders Thereof", to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Shareholders (the "Company's 2003 Proxy Statement").

Item 10. Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's 2003 Proxy Statement, under the caption "Executive Compensation Benefits and Related Matters".

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item, other than the following table, is incorporated herein by reference to the Company's 2003 Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof".

                                       Equity Compensation Plan Information

                                        Number of Securities
                                         to be Issued Upon           Weighted Average             Number of Securities
                                            Exercise of              Exercise Price of           Remaining Available for
                                        Outstanding Options,       Outstanding Options,           Future Issuance Under
         Plan Category                  Warrants and Rights         Warrants and Rights         Equity Compensation Plans

Recognition and Retention Plan                      759                   $  5.50                            7,773

Performance Equity Plan                          18,840                   $  6.51                            8,738

Employee Stock Ownership Plan                    73,247                   $  5.00                           31,265

Long Term Incentive Plan                        277,914                   $  6.14                           72,086

Stock Option Plan for
Outside Directors                                35,592                   $  5.31                           20,255
                                       -----------------------    ------------------------     ----------------------------
    Total                                       406,352                   $  5.89                          140,117
                                       =======================    ========================     ============================

Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

    Exhibit
    Number
     2.1 Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway
          Federal  (Exhibit 2.1 to Amendment No. 2 to Registration  Statement on
          Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

     3.1  Form of  Certificate  of  Incorporation  of  Registrant  (contained in
          Exhibit 2.1) 3.2 Form of Bylaws of  Registrant  (contained  in Exhibit
          2.1) 4.1 Form of Common Stock Certificate (Exhibit 4.1 to Registration
          Statement  on  Form  S-1,  No.  33-96814,filed  by the  Registrant  on
          September 12, 1995)

     4.2  Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment
          No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

     4.3  Form of Certificate of  Designation  for the Series A Preferred  Stock
          (contained in Exhibit 2.1)

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

     10.3 Form of Severance  Agreement  among  Broadway  Financial  Corporation,
          Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

     10.4 Broadway  Financial  Corporation  Recognition  and Retention  Plan for
          Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997.

     10.5 Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, filed as Exhibit 10.5 to Form
          10-KSB filed by the Registrant for the fiscal year ended December 31, 1997.

     10.6 Broadway Financial Corporation Stock Option Plan for Outside Directors
          (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

     10.7 Broadway  Financial  Corporation  Long Term  Incentive  Plan (filed by
          Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)


     21.1 Subsidiaries  of  Broadway  Financial  Corporation  (Exhibit  21.1  to
          Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

     23.1 Consent of KPMG LLP

     99.1 CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ------------
     * Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

                                                                   Exhibit 23.1








                          Independent Auditors' Consent


The Board of Directors
Broadway Financial Corporation:


We consent to the incorporation by reference in the registration statements (No. 333-17331 and No. 333-102138) on Form S-8 of Broadway Financial Corporation of our report dated February 6, 2003, with respect to the consolidated balance sheets of Broadway Financial corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders' equity and cash flows for the years then ended, which report appears in the December 31, 2002 annual report on Form 10-KSB of Broadway Financial Corporation.


                                             /s/ KPMG LLP


Los Angeles, California
March 31, 2003

                                                                   Exhibit 99.1



                            SECTION 906 CERTIFICATION



The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-KSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.


Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78) and that the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation as of and for the year ended December 31, 2002.


Date:  March 31 2003                By: /s/ Paul C. Hudson
                                          Paul C. Hudson
                                          President and Chief Executive Officer
                                          Broadway Financial Corporation


Date:  March 31 2003                By:  /s/ Alvin D. Kang
                                          Alvin D. Kang
                                          Chief Financial Officer

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on November 6, 2002 announcing a two-for-one stock split in the form of a stock dividend of one share for each outstanding share, and its intention to increase the quarterly cash dividend.

          The Company filed a report on Form 8-K on November 8, 2002 clarifying its previous announcement regarding the cash dividend.

Item 14.  Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

Date:   March 31, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.


      /s/ Paul C. Hudson                               Date: March 31, 2003
        Paul C. Hudson
ief Executive Officer, President
         and Director
 (Principal Executive Officer)

       /s/ Alvin D. Kang                               Date: March 31, 2003
         Alvin D. Kang
    Chief Financial Officer
 (Principal Financial Officer)
(Principal Accounting Officer)

     /s/ Elbert T. Hudson                              Date: March 31, 2003
       Elbert T. Hudson
     Chairman of the Board

       /s/ Kellogg Chan                                Date: March 31, 2003
         Kellogg Chan
           Director

       /s/ Rosa M. Hill                                Date: March 31, 2003
         Rosa M. Hill
           Director

    /s/ Albert Odell Maddox                            Date: March 31, 2003
      Albert Odell Maddox
           Director

      /s/ Larkin Teasley                               Date: March 31, 2003
        Larkin Teasley
           Director

     /s/ Daniel A. Medina                              Date: March 31, 2003
       Daniel A. Medina
           Director

     /s/ Virgil P. Roberts                             Date: March 31, 2003
       Virgil P. Roberts
           Director

     /s/ Robert C. Davidson, Jr.                       Date: March 31, 2003
       Robert C. Davidson
            Director

                           SECTION 302 CERTIFICATION


     I, Paul C. Hudson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Broadway Financial Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as designed in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003


         /s/ Paul C. Hudson
         Signature

         Paul C. Hudson
         Chief Executive Officer
         Broadway Financial Corporation

                            SECTION 302 CERTIFICATION


    I, Alvin D. Kang, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Broadway Financial Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as designed in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003


         /s/ Alvin D. Kang
         Signature

         Alvin D. Kang
         Chief Financial Officer
         Broadway Financial Corporation

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                     Years ended December 31, 2002 and 2001





Independent Auditors' Report                                             F-1
Consolidated Balance Sheets                                              F-2
Consolidated Statements of Operations and Comprehensive Earnings         F-3
Consolidated Statements of Changes in Stockholders' Equity               F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                               F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ KPMG LLP


Los Angeles, California
February 6, 2003

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                   December 31,     December 31,
                                                                                      2002             2001
                                                                                   ------------     ------------
Assets
Cash                                                                               $  3,859,000     $  2,639,000
Federal funds sold                                                                    1,500,000        2,600,000
Interest bearing deposits                                                             1,028,000        5,028,000
Investment securities held to maturity (fair value of
    $2,046,000 at December 31, 2002)                                                  2,000,000                -
Investment securities available for sale, at fair value                               5,007,000        4,504,000
Mortgage-backed securities held to maturity (fair value of $11,317,000
   at December 31, 2002 and $14,231,000 at December 31, 2001)                       10,843,000         3,931,000
Mortgage-backed securities available for sale                                        27,697,000                -
Loans receivable, net                                                               140,085,000        3,937,000
Loans receivable held for sale, at lower of cost or fair value                        3,770,000        7,362,000
Accrued interest receivable                                                             995,000          943,000
Investments in capital stock of Federal Home Loan Bank, at cost                       1,561,000        1,399,000
Office properties and equipment, net                                                  5,811,000        6,001,000
Other assets                                                                            750,000          557,000
                                                                                   ------------     ------------

                  Total assets                                                     $204,906,000     $178,901,000
                                                                                   ============     ============

Liabilities and stockholders' equity
Deposits                                                                           $156,148,000     $151,156,000
Advances from Federal Home Loan Bank                                                 28,724,000       11,000,000
Advance payments by borrowers for taxes and insurance                                   311,000          224,000
Deferred income taxes                                                                   931,000          556,000
Other liabilities                                                                     1,871,000        1,337,000
                                                                                   ------------      -----------
                                                                                    187,985,000      164,273,000
                  Total liabilities

Stockholders' Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of
    Series A and 100,000 shares of Series B at December 31, 2002 and 55,199
    shares of Series A at December 31, 2001                                               2,000            1,000
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,815,294 shares at December 31, 2002 and 1,809,476
    shares at December 31, 2001                                                          10,000           10,000
Additional paid-in capital                                                           10,512,000        9,481,000
Accumulated other comprehensive gain, net of taxes                                       57,000            2,000

Retained earnings-substantially restricted                                            7,005,000        5,804,000
Treasury stock-at cost, 53,648 shares at December 31, 2002
    and 51,197 shares at December 31, 2001                                             (520,000)        (469,000)
Unearned Employee Stock Ownership Plan shares                                          (145,000)        (201,000)
                                                                                   ------------      -----------
Total stockholders' equity                                                           16,921,000       14,628,000
                                                                                   ------------      -----------
Total liabilities and stockholders' equity                                         $204,906,000     $178,901,000
                                                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Earnings

                                                                                      Year Ended December 31,
                                                                                       2002           2001
                                                                                   ------------  -------------
Interest on loans receivable                                                       $10,784,000    $11,452,000
Interest on investment securities held to maturity                                      68,000        110,000
Interest on investment securities available for sale                                   247,000        136,000
Interest on mortgage-backed securities                                               1,109,000        744,000
Other interest income                                                                  261,000        556,000
                                                                                   ------------  -------------
         Total interest income                                                      12,469,000     12,998,000
                                                                                   ------------  -------------

Interest on deposits                                                                 3,752,000      5,673,000
Interest on borrowings                                                                 817,000        580,000
                                                                                   ------------  -------------
         Total interest expense                                                      4,569,000      6,253,000
                                                                                   ------------  -------------

Net interest income before provision for loan losses                                 7,900,000      6,745,000
Provision for (recovery of) loan losses                                               (142,000)       150,000
                                                                                   ------------  -------------
         Net interest income after provision for (recovery of) loan losses           8,042,000      6,595,000
Non-interest income:
     Service charges                                                                   858,000        797,000
     Gain on loans receivable held for sale                                              2,000          5,000
    Gain on securities available for sale                                               90,000          1,000
     Other                                                                              49,000        132,000
                                                                                   ------------  -------------
         Total non-interest income                                                     999,000        935,000
                                                                                   ------------  -------------

Non-interest expense:
     Compensation and benefits                                                       3,669,000      3,261,000
     Occupancy expense, net                                                          1,291,000      1,167,000
     Advertising and promotional expense                                               123,000        163,000
     Professional services                                                             455,000        402,000
     Contracted security services                                                      163,000        164,000
     Telephone and postage                                                             118,000        216,000
     Stationary, printing and supplies                                                 115,000        109,000
     Other                                                                             819,000        887,000
                                                                                   ------------  -------------
Total non-interest expense                                                           6,753,000      6,369,000
                                                                                   ------------ --------------

Earnings before income taxes                                                         2,288,000      1,161,000
Income taxes                                                                           847,000        476,000
                                                                                   ------------  -------------
Net earnings                                                                         1,441,000        685,000
                                                                                   ------------  -------------
Other comprehensive income, net of tax:
    Unrealized gain on securities available for sale                                    94,000          4,000
    Income tax expense                                                                 (39,000)        (2,000)
                                                                                   ------------   ------------
         Other comprehensive income, net of tax                                         55,000          2,000
                                                                                   ------------   ------------
Comprehensive earnings                                                             $ 1,496,000     $  687,000
                                                                                   ============   ============

Net earnings                                                                       $ 1,441,000     $  685,000
Dividends paid on preferred stock                                                      (40,000)       (28,000)
                                                                                   ------------    -----------
Earnings available to common shareholders                                          $ 1,401,000     $  657,000
                                                                                   ============    ===========
Earnings per share-basic                                                           $      0.79     $     0.37
                                                                                   ============    ===========
Earnings per share-diluted                                                         $      0.77     $     0.37
                                                                                   ============    ===========

          See accompanying notes to consolidated financial statements.

                 Broadway Financial Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                    Accumulated       Retained
                                                                                    Additional         Other
                                            Preferred     Common      Paid-in      Comprehensive  (Substantially
                                              Stock        Stock       Capital         Income       Restricted)
                                            ---------    --------   ------------   -------------  --------------

Balance, at December 31, 2000               $   1,000    $ 10,000   $ 9,460,000    $        -     $  5,322,000
   Net earnings for the year
   ended December 31, 2001                          -           -             -             -          685,000

   Unrealized gain on securities
   available for sale, net of tax                   -           -             -         2,000                -

   Treasury stock used for vested
   stock awards                                     -           -        15,000             -                -

   Cash dividends paid of $0.10 per
   share common stock                               -           -             -             -         (175,000)

   Cash dividends paid pf $0.50 per
   share preferred stock                            -           -             -             -          (28,000)

   Allocation of Employee Stock
   Ownership Shares                                 -           -         6,000             -                -
                                            ----------   --------   ------------   -------------  --------------
Balance at December 31, 2001                    1,000      10,000     9,481,000         2,000        5,804,000

   Net earnings for the year ended
   December 31,  2002                               -           -             -             -        1,441,000

   Unrealized  gain  on  securities
   available for sale, net of tax                   -           -             -             -           55,000

   Treasury stock used for vested
   stock awards                                     -           -             -        (3,000)               -

   Treasury stock acquired                          -           -             -             -                -

   Issuance of Series B Preferred Stock         1,000           -       999,000             -                -

   Cash dividends paid of $0.10 per
   share common stock                               -           -             -             -         (200,000)

   Cash dividends paid of $0.50 per
   share preferred stock                            -           -             -             -          (40,000)
                                            ----------   --------   ------------   -------------  --------------
   Allocation of Employee Stock
   Ownership Shares                                 -           -        35,000             -                -
                                            ----------   --------   ------------   -------------  --------------
Balance, at December 31, 2002               $   2,000    $ 10,000   $10,512,000    $   57,000      $ 7,005,000
                                            ==========   ========   ============   =============  ==============

          See accompanying notes to consolidated financial statements.

                                        Earnings      Unearned       Total
                                        Treasury        ESOP      Stockholders'
                                         Stock         Shares        Equity
                                       ----------    ----------  --------------
Balance, at December 31, 2000           $(554,000)    $(262,000)  $  13,977,000
   Net earnings for the year
   ended December 31, 2001                      -             -         685,000

   Unrealized gain on securities
   avaialble for sale,net of tax                -             -           2,000

   Treasury stock used for vested
   stock awards                            85,000             -         100,000

   Cash dividends paid of $0.10 per
   share of common stock                        -             -        (175,000)

   Cash dividends paid of $0.50 per
   share of preferred stock                     -             -         (28,000)

   Allocation of Employer Stock
   Ownership Shares                                      61,000          67,000
                                       ----------    ----------  --------------
Balance at December 31, 2001             (469,000)     (201,000)     14,628,000

   Net earnings for the year
   ended December 31, 2002                      -             -       1,441,000

   Unrealized gain on securities
   available for sale, net of tax               -             -          55,000

   Treasury stock used for vested          32,000             -          29,000
   stock awards

   Treasury stock acquired                (83,000)            -         (83,000)

   Issuance of Series B Preferred Stoc          -             -       1,000,000

   Cash dividends paid of $0.10 per
   share of common stock                        -             -        (200,000)

   Cash dividends paid of $0.50 per
   share of preferred stock                     -             -         (40,000)
                                         ---------    ----------  -------------
   Allocation of Employee Stock
   Ownership Shares                             -        56,000          91,000
                                         ---------    ----------  -------------
Balance, at December 31, 2002           $(520,000)    $(145,000)   $ 16,921,000
                                        ==========    ==========  =============

                                      F-4a

                 Broadway Financial Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                             Year ended December 31
                                                                                       ------------------------------------
                                                                                             2002                2001
                                                                                       ---------------     ----------------
Cash flows from operating activities:
Net earnings                                                                           $   1,441,000       $       685,000

Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
   Depreciation                                                                              392,000               341,000
   Amortization of premium and discounts on loans purchased                                 (145,000)                6,000
   Amortization of net deferred loan origination fees                                       (251,000)              (81,000)
   Amortization of discounts and premiums on investment securities
    and mortgage- backed securities                                                          182,000              (178,000)
   Amortization of deferred compensation                                                      91,000                90,000
   Gain on sale of securities available for sale                                             (90,000)               (1,000)
   Gain on sale of loans receivable held for sale                                             (2,000)               (5,000)
   (Gain) loss on disposal of fixed assets                                                    57,000               (18,000)
   Gain on sale of real estate acquired through foreclosure                                   (2,000)                    -
   Provision (recovery of) for loan losses                                                  (142,000)              150,000
   Loans originated for sale                                                              (1,079,000)             (777,000)
   Proceeds from sale of loans receivable held for sale                                      732,000               604,000
   Purchases of loans \                                                                      820,000            (8,001,000)
   Changes in operating assets and liabilities:
      Accrued interest receivable                                                            (52,000)              128,000
      Other assets                                                                          (193,000)              214,000
      Accrual for branch closure                                                                   -                55,000
      Deferred income taxes                                                                  331,000               154,000
      Other liabilities                                                                      536,000              (422,000)
      Other                                                                                        -               121,000
                                                                                       ---------------     ----------------
         Total adjustments                                                                  (455,000)           (7,620,000)
                                                                                       ---------------     ----------------
         Net cash provided by (used in) operating activities                                 986,000            (6,935,000)
                                                                                       ---------------     ----------------
Cash flows from investing activities:
Loans originated, net of refinances                                                      (29,766,000)          (25,925,000)
Principal repayment on loans                                                              28,810,000            19,605,000
Purchases of interest-bearing deposits                                                             -            (6,028,000)
Purchases of investment securities held-to-maturity                                       (2,000,000)                    -
Purchases of investment securities available for sale                                    (42,502,000)           (4,600,000)
Purchases of mortgage-backed securities held to maturity                                  (2,093,000)           (6,317,000)
Purchases of mortgage-backed securities available for sale                               (44,963,000)                    -
Proceeds from maturities of interest bearing deposits                                      4,000,000             1,000,000
Proceeds from maturities of investment securities held to maturity                                 -            10,623,000
Proceeds from maturities of mortgage-backed securities held to maturity                    5,013,000             3,312,000
Proceeds from sale of securities available for sale                                       42,012,000                     -
Proceeds from sale of mortgage-backed securities available for sale                       17,424,000                     -
Purchase of Federal Home Loan stock                                                         (162,000)              (83,000)
Proceeds from sale of fixed assets                                                             6,000               222,000
Proceeds from sale of real estate acquired through foreclosure                               109,000                     -
Capital expenditures for office properties and equipment                                    (266,000)             (291,000)
                                                                                       ---------------     ----------------
Net cash used in investing activities                                                  $ (24,378,000)      $    (8,482,000)
                                                                                      ---------------     ----------------


          See accompanying notes to consolidated financial statements.

                 Broadway Financial Corporation and Subsidiaries


                                                                                             Year ended December 31,
                                                                                            2002               2001
                                                                                       --------------      --------------
Cash flows from financing activities:
Net increase in deposits                                                               $   4,992,000       $   9,562,000
Increase in advances from the Federal Home Loan Bank                                      17,724,000           1,000,000
Preferred stock issued                                                                     1,000,000                   -
Dividends paid                                                                              (240,000)           (203,000)
Purchases Treasury stock                                                                     (83,000)                  -
Stock optoins exericsed                                                                       32,000                   -
Increase in advances by borrowers for taxes and insurance                                     87,000              30,000
                                                                                       --------------      --------------
Net cash provided by financing activities                                                 23,512,000          10,389,000
                                                                                       --------------      --------------
Net increase (decrease) in cash and cash equivalents                                         120,000          (5,028,000)
Cash and cash equivalents at beginning of period                                           5,239,000          10,267,000
                                                                                       --------------      --------------
Cash and cash equivalents at end of year                                               $   5,359,000       $   5,239,000
                                                                                       ==============      ==============

Supplemental disclosures of cash flow information:

Cash paid for interest                                                                 $  4,720,000        $   6,253,000
                                                                                       ==============      =============

Cash paid for income taxes                                                             $    413,000        $     696,000
                                                                                       ==============      ==============
Supplemental disclosure of non-cash investing and financing activities
Transfers of loans to real estate acquired through foreclosure                         $    107,000        $           -
                                                                                       ==============      ==============


          See accompanying notes to consolidated financial statements

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


1.   Organization

     Broadway Financial Corporation ("the Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("the Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 2002, the Bank operated four retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2.   Summary of Significant Accounting Policies

     The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company's and the Bank's significant accounting policies.

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and BankSmart, Inc. (a dormant company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2002 presentation.

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the date of the financial statements, and to report the amounts of revenues and expenses during the reporting periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

     Securities Available For Sale

     Investment and mortgage-backed securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized as a reduction to current earnings.

     Securities Held to Maturity

     Investment securities and mortgage-backed securities held-to-maturity are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends, and has the ability, to hold them to their maturities. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in earnings.

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

     The allowance for loan losses is maintained at an amount management considers adequate to cover probable and estimable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of quantitative and qualitative factors, including current economic trends, risks and uncertainties, industry experience, historical loss experience, the borrowers' ability to repay and repayment performance, probability of foreclosure, estimated collateral values, asset classifications, the Bank's underwriting practices and management's assessment of credit risk inherent in the portfolio. Loans, deemed uncollectible, are charged off against the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions. In addition to management, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon their judgments of the information available at the time of examination.

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

     Loans Receivable Held for Sale

     Loans receivable that are to be held for indefinite periods of time or not intended to be held to maturity are classified as held for sale. The Bank identifies those loans that, at the time of origination or acquisition, it does not have the positive intent or ability to hold to maturity. Loans held for sale include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on prevailing market rates for similar loans.

     Loan Sales and Servicing

     The Bank from time to time sells mortgage loans and loan participations from originations or portfolios identified as held for sale. Cash proceeds from loan sales are equal to the principal amount of loans or participations with yields to the investor based upon current market rates. Gain or loss on the sale of loans is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. Typically, the Company will retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. Amortization of these rights is reflected in the Company's Consolidated Statements of Operations and Comprehensive Earnings. The Bank evaluates servicing assets for impairment in accordance with generally accepted accounting principles, which require that the servicing assets be carried at the lower of capitalized cost or fair value.

     Loans Purchased

     The Bank purchases or participates in loans originated by other institutions. The determination to purchase loans is based upon the Bank's investment needs and market opportunities. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments.

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

     Preferred Stock

     The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. Both the Series A and Series B Preferred Stock have non-cumulative annual dividend rates of 5% of the liquidation preference.

     Cash and Cash Equivalents

     For purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

     Earnings Per Share

     Basic earnings per share is determined by dividing net income available to common stockholders by the average number of shares of common stock outstanding, and diluted earnings per share is determined by dividing net income available to common stockholders by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

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

     The Bank's lending activities are concentrated in Southern California. The Bank currently focuses on the origination of multi-family residential mortgage loans and, to a lesser extent, single family residential mortgage loans and loans to community churches. The Bank generally requires collateral to support borrower commitments on loans receivable. The collateral may take several forms. Generally, for the Bank's mortgage loans, the collateral will be the underlying mortgaged property.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in the Bank's lending, investing and deposit taking and borrowing activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The

     Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The Bank's loans reprice based on the Eleventh District Cost of Funds Index ("COFI") the 12-month moving average of the one year Treasury Index ("12 MTA") and the one-year Treasury Index ("Treasury Index"). The repricing of loans based on the COFI and 12 MTA indexes means the interest rate on those loans receivable tend to lag market interest rates. The Treasury Index is considered a current market rate index. At December 31, 2002, $50.8 million of multi-family residential mortgage loans were based on the Treasury Index. The Company closely monitors the pricing sensitivity of its financial instruments.

     Stock Option Plan

     In January 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock options and grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes option valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of options granted by the Company in 2002 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

    Risk free interest rate                                    3.92%
    Expected volatility                                       29.74%
    Expected dividend yield                                    3.00%
    Expected option life                                    10 years
    Approximate fair value of options granted                  $1.94

     Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net earnings and net earnings per diluted share for 2001 and 2000 would have been as follows:

                                                  2002               2001
                                              -------------      -------------
        Net income
            As reported                       $  1,441,000       $   685,000
            Pro forma                         $  1,351,000       $   653,000
        Basic net income per share
            As reported                       $       0.79       $      0.37
            Pro forma                         $       0.76       $      0.36

        Diluted net income per share
            As reported                       $       0.77       $      0.37
            Pro forma                         $       0.74       $      0.35


     Employee Stock Ownership Plan

     Accounting principles generally accepted in the United States of America require that the issuance or sale of treasury shares to an Employee Stock Ownership Plan ("ESOP") be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. An ESOP funded with an employer loan (an internally leveraged ESOP) is reflected as a reduction to equity and the related interest income and expense is not recorded. The Company records fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations results in an offsetting adjustment to paid-in capital.

     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical
Corrections" ("SFAS 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management anticipates that SFAS 145 will not have a material effect on the Company's consolidated financial statement.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities" ("SFAS 146"), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management anticipates that SFAS 146 will not have a material effect on the Company's consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

     SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002. Management anticipates that SFAS 147 will not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provides alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation. SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123. In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

     SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Management anticipates the adoption of SFAS 148 will not have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is require to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Management anticipates that the application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation required certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that public enterprises will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Management anticipates the application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

3.  Investment Securities

    The following table provides a summary of investment securities:

                                              Gross       Gross
                               Amortized   Unrealized   Unrealized     Fair
                                 Cost         Gain         Loss         Value
                              ----------- -----------  ----------  -----------
December 31, 2002:
Held to maturity:
  Federal Agency Debentures   $2,000,000   $ 46,000       -        $2,046,000
                              -----------  ----------  ----------  -----------
                              $2,000,000   $ 46,000       -        $2,046,000
                              ===========  ==========  ==========  ===========

Available for sale:
  Mutual Funds                $5,002,000   $  5,000        -       $5,007,000
                               ----------  ----------  ----------  -----------
                              $5,002,000   $  5,000        -       $5,007,000
                              ===========  ==========  ==========  ===========

December 31, 2001:
Available for sale:
  Mutual Funds                $4,500,000   $  4,000        -       $4,504,000
                               ----------  ----------  ----------  -----------
                              $4,500,000   $  4,000        -       $4,504,000
                              ===========  ==========  ==========  ===========


     The remaining contractual maturities for investment securities at December 31, 2002 are as follows:


                                                  Amortized
                                                     Cost     Fair Value
                                                ------------  -----------
   Due in one year or less                      $5,002,000    $5,007,000
   Due after one year through five years                 -             -
   Due after five years through ten years        2,000,000     2,046,000
                                                ------------  -----------
                    Total                       $7,002,000    $7,053,000
                                                ============  ===========


     At December 31, 2002 and 2001, the Company had accrued interest receivable on investment securities of $51,000 and $14,000, respectively.

4.   Mortgage-backed Securities

     The following table provides a summary of agency mortgage-backed securities held-to-maturity:

December 31, 2002:

                               Gross       Gross
               Amortized    Unrealized   Unrealized
   Agency        Cost          Gain         Loss      Fair Value
------------  ------------  -----------  ---------   ------------
   FNMA       $ 8,590,000   $  369,000    $  -       $ 8,959,000

   GNMA         2,111,000      100,000       -         2,211,000

   FHLMC          142,000        5,000       -           147,000
              ------------  -----------  ---------   ------------
              $10,843,000   $  474,000   $   -       $11,317,000
              ============  ===========  =========   ============

December 31, 2001:


                               Gross       Gross
               Amortized    Unrealized   Unrealized
   Agency         Cost         Gain         Loss      Fair Value
------------  ------------  -----------  ---------   ------------
   FNMA       $ 10,212,000  $  243,000   $   -       $10,455,000

   GNMA          3,351,000      42,000       -         3,393,000

   FHLMC           368,000      15,000       -           383,000
              ------------  -----------  ---------   ------------
              $ 13,931,000  $  300,000   $   -       $14,231,000
              ============  ===========  =========   ============


     The remaining contractual maturities for investment securities at December 31, 2002 are as follows:

                                      Amortized
                                        Cost          Fair Value
                                    ------------    -------------
Due within one year                 $         -     $          -
Due one year through five years               -                -
Due after five years                 10,843,000       11,317,000
                                    ------------    -------------
Total                               $10,843,000     $ 11,317,000
                                    ============    =============



     The following table provides a summary of mortgage-backed securities available for sale with a comparison of carrying and fair value:

December 31, 2002
                               Gross       Gross
               Amortized    Unrealized   Unrealized
   Agency         Cost         Gain         Loss      Fair Value
------------  ------------  -----------  ---------   ------------
   FHLMC      $ 20,269,000  $  68,000    $   -       $20,337,000

   FNMA          7,334,000     26,000        -         7,360,000
              ------------  -----------  ---------   ------------
              $ 27,603,000  $  94,000    $   -       $27,697,000
              ============  ===========  =========   ============

     The  remaining  contractual   matruities  for  mortgage-backed   securities
available for sale at December 31, 2002 are as follows:


                                     Amortized
                                        Cost          Fair Value
                                    ------------    -------------
Due within one year                 $         -     $          -
Due one year through five years               -                -
Due after five years                 27,603,000       27,697,000
                                    ------------    -------------
Total                               $27,603,000     $ 27,697,000
                                    ============    =============

     At December 31, 2002 and 2001, the Company had accrued interest receivable on mortgage-backed securities of $219,000 and $132,000, respectively. During the year ended December 31, 2002, the Company sold $16.8 million in mortgage-backed securities available for sale and realized gains of $70,000, which have been included in gain on securities available for sale interest income in the accompanying Statement of Operations and Comprehensive Earnings.

5.   Loans Receivable, Net and Loans Receivable Held for Sale

     The following is a summary of loans receivable, net:

                                                      December 31,
                                              ---------------------------
                                                   2002         2001
                                              ------------  -------------
Held for investment:
    Real estate:
       Residential:
          One to four units                   $ 29,506,000  $ 33,478,000
          Five or more units                    92,586,000    82,652,000
          Construction                           1,726,000             -
                                              ------------  -------------
              Total residential                123,818,000   116,130,000
                                              ------------  -------------
       Non-residential                          16,924,000    18,383,000
                                              ------------  -------------
              Total real estate                140,742,000   134,513,000
    Loans secured by deposit accounts              350,000       897,000
    Other                                        1,593,000     1,206,000
                                              ------------  -------------
              Total gross loans receivable     142,685,000   136,616,000
                                              ------------  -------------
Plus:
    Premium on loans purchased                       1,000         4,000
Less:
    Loans in process                               568,000        16,000
    Allowance for loan losses                    1,429,000     1,571,000
    Deferred loan fees, net                        431,000       683,000
    Unamortized discounts                          173,000       413,000
                                              ------------  -------------
Loans receivable, net                         $140,085,000  $133,937,000
                                              ============  =============
Loans receivable held for sale:
    Residential:
       One to four units                      $    586,000  $    237,000
       Five or more units                        3,184,000     7,125,000
                                              ------------  -------------
    Loans receivable held for sale            $  3,770,000  $  7,362,000
                                              ============  =============
Weighted average interest rate                        6.84%         7.67%
                                              ============  =============

     Activity in the allowance for loan losses is summarized as follows:

                                                Year Ended December 31,
                                              ---------------------------
                                                  2002          2001
                                              ------------  -------------
  Balance at beginning of year                 $ 1,571,000  $  1,421,000
  Provision for (recovery of) loan losses         (142,000)      150,000
  Charge-offs                                            -             -
                                              ------------  -------------
     Balance at end of year                    $ 1,429,000  $  1,571,000
                                              ============  =============


     At December 31, 2002 and 2001, the Bank had accrued interest receivable on loans of $701,000 and $797,000, respectively.

     The Bank serviced loans for others totaling $11.1 million and $12.7 million at December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001, the Bank had loans to directors amounting to $658,000 and $667,000, respectively. In the opinion of management, the terms of these loans are based upon the normal market for such loans. At December 31, 2002 these loans were performing in accordance with their terms.

     The following is a summary of the Bank's non-accrual loans by loan type at December 31, 2002 and 2001:

                                                   December 31,
                                           ----------------------
                                               2002         2001
                                           ---------    ---------
           Residential real estate         $ 96,000     $257,000
           Other                             39,000      211,000
                                           ---------    ---------
             Total non-accrual loans       $135,000     $468,000
                                           =========    =========

     The Bank had no restructured loans or accruing loans that are contractually past due 90 days or more at December 31, 2002 and 2001.

     The gross amount of interest income that would have been recorded during the years ended December 31, 2002 and 2001, if non-accrual loans had been current in accordance with their original terms, was $13,000 and $58,000, respectively. For the years ended December 31, 2002 and 2001, $13,000 and $57,000, respectively, was actually received on non-accrual loans and is included in interest income on loans in the accompanying Consolidated Statements of Operations and Comprehensive Earnings. The Bank had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 2002 and 2001.

     At December 31, 2002 and 2001, the total recorded investment in impaired loans was approximately $39,000 and $211,000, respectively. There were related impairment allowances of $16,000 and $211,000 at December 31, 2002 and 2001, respectively. Provisions for losses and any related recoveries related to impaired loans are added to the allowance for loan losses. During the years ended December 31, 2002 and 2001, the Bank's average investment in impaired loans was $147,000 and $303,000, respectively, and interest income recorded on impaired loans during these periods totaled $5,000 and $36,000 respectively, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 2002 and 2001, all impaired loans were unsecured fully reserved lines of credit.

     Substantially all of the Bank's real estate loans are secured by properties located in Southern California. At each of December 31, 2002 and 2001, approximately 86%, of the loan portfolio consisted of loans secured by residential real estate. In addition, approximately 11% and 13% of the loan portfolio at December 31, 2002 and 2001, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 52% and 59% of non-residential real estate loans at December 31, 2002 and 2001, respectively.

6.   Investment in Capital Stock of the FHLB

     As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to own capital stock in the FHLB, which is carried at cost, in an amount at least equal to the greatest of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 and 2001, of $1.6 million and $1.4 million, respectively.

7.   Office Properties and Equipment, net

     Office properties and equipment consist of the following:

                                                       December 31,
                                            ------------------------------------
                                                 2002                2001
                                            ----------------    ----------------
   Land                                      $ 1,723,000        $   1,723,000
   Office buildings and improvements           4,047,000            3,984,000
   Furniture, fixtures and equipment           1,598,000            1,726,000
                                            ----------------    ----------------
                                               7,368,000            7,433,000

   Less accumulated depreciation              (1,557,000)          (1,432,000)
                                            ----------------    ----------------

   Office properties and equipment, net      $ 5,811,000        $   6,001,000
                                            ================    ================

     During the years ended December 31, 2002 and 2001, depreciation expense totaled $392,000 and $341,000, respectively.

8.   Deposits

     A summary of deposits by type of account and interest rate at the dates indicated is as follows:

                                                               December 31,
                                           ----------------------------------------------
                                                   2002                    2001
                                           ------------------------  --------------------
                                             Rate*       Amount      Rate*       Amount
                                           --------   -------------  -----   ------------
Balance by account type:
   NOW account and other demand deposits    0.34%     $ 12,533,000   0.34%   $ 12,055,000
   Non-interest bearing demand deposits      -          10,811,000      -       7,510,000
   Money market deposits                    1.36%        8,740,000   1.89%      8,906,000
   Passbook                                 0.79%       29,478,000   1.03%     25,471,000
   Certificates of deposit                  3.11%       94,586,000   4.44%     97,214,000
                                                      -------------          ------------
                                                      $156,148,000           $151,156,000
                                                      =============          ============


------------

* Weighted average interest rate.

    The aggregate amount of time deposits equal to or exceeding $100,000 totaled $42.6 million and $35.3 million at December 31, 2002 and 2001, respectively.

    During the years ended December 31, 2002 and 2001, the weighted average interest rate on total deposits was 2.42% and 3.90%, respectively.

     Maturities of certificates of deposit at December 31, 2002, are summarized as follows:

              Maturity                      Amount

               2003                     $  64,662,000
               2004                        13,090,000
               2005                         8,020,000
               2006                         3,694,000
             Thereafter                     5,120,000
                                        -------------
                                        $  94,586,000
                                        =============

     Interest expense by type of deposit account is summarized in the following table for the periods indicated:

                                      Year ended December 31,
                                     --------------------------
                                        2002            2001
                                     -----------    -----------
    Money market deposits            $  119,000     $   106,000
    Passbook deposits                   232,000         289,000
    NOW and other demand deposits        43,000          78,000
    Certificates of deposit           3,358,000       5,200,000
                                     -----------     ----------
                                     $3,752,000      $5,673,000
                                     ===========     ==========


9.   Advances from the Federal Home Loan Bank and Other Borrowings

     At December 31, 2002 and 2001, FHLB advances amounted to $28.7 million and $11.0 million, respectively. The outstanding borrowings at December 31, 2002 and 2001 had weighted average interest rates of 2.67% and 4.93%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $69.6 million and $20.9 million, and mortgage-backed securities of $6.3 million and $3.2 million at December 31, 2002 and 2001, respectively. The available unused borrowing capacity with the FHLB approximated $30.7 million and $18.1 million as of December 31, 2002 and 2001, respectively.

     The maturities of FHLB advances at December 31, 2002 were as follows:

                      Year Ending
                      December 31,
                      ------------
                          2003        $  4,000,000
                          2004           4,000,000
                          2005           1,500,000
                          2007          19,224,000
                                      ------------
                                      $ 28,724,000
                                      ============

     On January 17, 2003, the Company entered into an unsecured $5.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest.

10.  Income Taxes

     The following is a summary of the provision for income tax expense:

                                             2002         2001
                                         ----------    ----------
         Current taxes:
            Federal income               $ 505,000     $ 217,000
            State franchise                 11,000       105,000
                                         ----------    ----------
                                           516,000       322,000
                                         ----------    ----------
         Deferred taxes:
            Federal income                 243,000       144,000
            State franchise                 88,000        10,000
                                         ----------    ----------
                                           331,000       154,000
                                         ----------    ----------
                                         $ 847,000     $ 476,000
                                         ==========    ==========

     A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

                                            2002          2001
                                         -----------   ----------
 Computed "expected" federal taxes       $ 778,000     $ 395,000
 Increases to taxes resulting from:
    California franchise tax,
      net of federal income tax             65,000        76,000
    Other                                    4,000         5,000
                                         ------------  ----------
                                         $ 847,000     $ 476,000
                                         ============  ==========

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

     Retained earnings at December 31, 2002 is substantially restricted for tax purposes and includes $3,013,000 in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

     The tax effects of temporary and permanent differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

                                                    2002          2001
                                               ------------    -----------
    Deferred tax assets:
       Allowance for loan losses                $  565,000    $   623,000
       Accrued liabilities                          48,000        166,000
       Lower of cost or market adjustment           22,000         60,000
       State income taxes                           31,000         27,000
       Other                                         5,000         44,000
                                               ------------   ------------
    Net deferred tax assets                        671,000        920,000

    Deferred tax liabilities:
       Basis difference on fixed assets           (399,000)      (438,000)
       Deferred loan fees                         (599,000)      (515,000)
       FHLB stock dividend                        (537,000)      (504,000)
       Other                                       (67,000)       (19,000)
                                               ------------   ------------
    Total gross deferred tax liabilities        (1,602,000)   $(1,476,000)
                                               ------------   ------------
    Net deferred tax liability                 $  (931,000)   $  (556,000)
                                               ============   ============


     Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the Company's gross deferred tax assets, management believes that it is more likely than not that the Company will realize the tax benefit related to these assets.

     At December 31, 2002, the Company had a net current tax receivable of $198,000. At December 31, 2001, the Company had a net current tax receivable of $296,000.

11.  Employee Benefit Plans

Stock Incentive Plans

     Broadway Federal 401(k) Plan

     The Bank established a 401(k) Plan in which employees could elect to enroll each January 1 or July 1 of every year provided that they were at least 21 years of age and had been employed for at least six months prior to the semiannual enrollment date. During January 2003, the Bank amended the Plan to eliminate the six-month employment requirement. Employees may contribute up to 15 percent of their pretax annual salary, with the Company matching up to 100 percent of the employee's contribution, not to exceed three percent of that employee's base salary. In 2002 and 2001, the Bank's contribution amounted to $42,000 and $40,000, respectively.

     Recognition and Retention Plan (RRP)

     The Bank adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and are accounted for as a reduction of stockholder's equity. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person's non-vested awards are forfeited. Shares available and unissued under the Plan totaled 7,773 at December 31, 2002. The expense related to the RRP for the fiscal years ended December 31, 2002 and 2001 was immaterial.

     Performance Equity Program (PEP)

     The Bank adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote the Company's growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. These shares represent deferred compensation and are accounted for as a reduction of stockholders' equity. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person's non-vested awards are forfeited. The PEP provides for "Base Grants", "Performance Grants" and "High Performance Grants." Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. Shares available and unissued under the Plan totaled 8,738 at December 31, 2002. On July 25, 2002, the Company awarded 15,208 (adjusted for stock dividends PEP Base Grants to employees. The new grants were awarded at a price of $6.68 (adjusted for stock split), representing the fair market value of the Company's stock at the date of grant. The expense related to the PEP for the fiscal years ended December 31, 2002 and 2001 was immaterial.

     The table below reflects the RRP and PEP activity for the periods indicated:

                                                              Stock Programs*
                                       -------------------------------------------------------------
                                              PEP                   RRP                 Total
                                       -------------------   ------------------   ------------------
                                        Shares     Price**    Shares    Price**    Shares     Price
                                       --------   --------   -------   --------   --------   -------
Outstanding at January 1, 2002           8,392    $  4.63     2,073    $  5.50     10,465    $  4.82
Granted                                 15,208       6.68         -          -     15,208       6.68
Exercised                               (2,504)      5.09    (1,314)      5.50     (3,818)      5.23
Forfeited                               (2,256)      4.34         -       5.50     (2,256)      4.43
                                       --------              -------              --------
Outstanding at December 31, 2002        18,840    $  6.31       759    $     -     19,599    $  6.28
                                       ========   ========   =======   ========   ========   =======

Outstanding at January 1, 2001          21,940    $  5.03    10,524    $  5.50     32,464    $  5.19
Granted                                      -          -          -         -          -          -
Exercised                              (10,628)      5.36    (7,782)      5.50    (18,410)      5.41
Forfeited                               (2,920)      4.68       669       5.50     (3,589)      4.68
                                       --------              -------              --------
Outstanding at December 31, 2001         8,392    $  4.63     2,073    $  5.50     10,465    $  4.82
                                       ========   ========   =======   ========   ========   =======

------------
*Adjusted for stock split
** Weighted average price.

     Employee Stock Ownership Plan

     The Company has an Employee Stock Ownership Plan (ESOP) for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a $625,000 note from the Company. The ESOP purchased 134,974 shares (adjusted for stock dividends) of the common stock of the Company issued in the conversion from mutual to stock form of organization. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP, net of dividends paid, over a period of ten years. At December 31, 2002 and 2001, the outstanding balance of unallocated shares was $145,000 and $201,000, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated balance sheets.

     Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant's completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant's completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Compensation expense related to the allocation of shares at December 31, 2002 and 2001 was $91,000 and $66,000, respectively.

     During the year ended December 31, 2002 and 2001, 12,176 and 13,052 shares, respectively, were allocated, leaving an unallocated balance of 31,265 and 43,440 shares at December 31, 2002 and 2001, respectively (adjusted for stock dividends). The fair value of unallocated ESOP shares totaled
$289,000 and $273,000 at December 31, 2002 and 2001, respectively.

     Stock Option Plans

     In 1996, the stockholders of the Company approved two stock option plans, the Company's Long-Term Incentive Plan (the "LTIP") and the 1996 Stock Option Plan for Outside Directors (the "Stock Option Plan" and together with the LTIP, the "Stock Option Plans").

     The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP entitle the recipients to purchase specified numbers of shares of the Company's common stock at a fixed price and are exercisable for up to ten years from the date of grant. Such options become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. Options available and unissued under the Plan totaled 72,085 at December 31, 2002. On July 25, 2002, November 15, 2000 and September 17, 1997, options to purchase 183,538, 48,006 and 78,892 shares, respectively, (adjusted for stock split) were granted. As of December 31, 2002, 14,846 had been exercised.

     The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and the Bank by providing outside directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options granted under the Stock

     Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to ten years from the date of grant. Options available and unissued under the Plan totaled 20,255 at December 31, 2002. On November 15, 2000 and September 17, 1997, options to purchase 7,000 and 32,290 shares, respectively, were granted. As of December 31, 2002 no grants had been exercised.

     The table below reflects activity in the stock option plans for the periods indicated:

                                                                      Stock Option Plan
                                      ----------------------------------------------------------------------------------
                                               LTIP                 Stock Option Plan                   Total
                                      ------------------------    -----------------------     --------------------------
                                                    Exercise                   Exercise                      Exercise
                                        Shares        Price        Shares        Price         Shares          Price
                                      ----------    ----------    ---------    ----------     ----------    ------------

Outstanding at January 1, 2002         117,693      $   5.11       44,290      $   5.32        161,983       $   5.17
Granted                                183,538      $   6.68            -             -        183,538       $   6.68
Exercised                              (14,846)     $   5.46       (2,000)         4.80        (16,846)      $   5.30
Expired or canceled                     (8,472)     $   4.72       (6,698)     $   5.50        (15,170)      $   5.06
                                      ----------                  ---------                   ----------
Outstanding at December 31, 2002       277,913      $   6.14       35,592      $   5.32        313,505       $   6.05
                                      ==========    ==========    =========    ==========     ==========    ============

Outstanding at January 1, 2001         131,048      $   5.07       44,290      $   5.32        175,338       $   5.13
Granted                                      -      $      -            -             -              -       $      -
Exercised                                    -      $      -            -             -              -       $      -
Expired or canceled                    (13,356)     $   4.72            -             -        (13,356)      $   4.72
                                      ----------                  ---------                   ----------
Outstanding at December 31, 2001       117,693      $   5.11       44,290      $   5.32        161,983       $   5.17
                                      ==========    ==========    =========    ==========     ==========    ============

     The  following  table  summarizes   information  about  the  stock  options
outstanding at December 31, 2002 and 2001:

                                                Options Outstanding                             Options Exercisable
                                   ----------------------------------------------   ---------------------------------------------
                                                     Weighted                                       Weighted
                                   Outstanding        Average        Weighted     Outstanding       Average       Weighted
                                       at            Remaining       Average          at           Remaining      Average
Stock Option Plan     Exercise       December       Contractual      Exercise     December 31,    Contractual     Exercise
                       Price         31, 2002          Life           Price          2002            Life          Price
-------------------   ---------    -----------    --------------    -----------   ------------   -------------   -----------

December  31, 2002:
LTIP                  $  5.50         64,723        4.71 years       $  5.50         59,038        4.71 years      $  5.50
                      $  4.34         29,652        7.88 years       $  4.34         11,859        7.88 years      $  4.34
                      $  6.68        183,538        9.57 years       $  6.68              -                        $  6.68

Stock Option Plan     $  5.50         29,792        4.71 years       $  5.50         27,526        4.71 years      $  5.50
                      $  4.34          5,800        7.88 years       $  4.34          2,200        7.88 years      $  4.34

December 31, 2001:

LTIP                  $  5.50         79,006        5.71 years       $  5.50         63,636        5.71 years      $  5.50
                      $  4.34         38,688        8.88 years       $  4.34          8,182        8.88 years      $  4.34

Stock Option Plan     $  5.50         37,290        5.71 years       $  5.50         30,378        5.71 years      $  5.50
                      $  4.34`         7,000        8.88 years       $  4.34          1,400        8.88 years      $  4.34


     12. Commitments and Contingent Liabilities

Commitments

     The Company, and the Bank, have operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company, or the Bank, pay property taxes and insurance. Lease expense was approximately $135,000 in 2002 and $117,000 in 2001. Annual minimum lease commitments attributable to long-term leases at December 31, 2002 are as follows:

                                            Premises   Equipment       Total
                                           ----------  ----------   ----------
Year ending December 31:
        2003                               $   42,000  $  111,000   $  153,000
        2004                                   42,000     111,000      153,000
        2005                                   42,000     103,000      145,000
        2006                                   42,000     100,000      142,000
        2007                                   42,000      75,000      117,000
Thereafter through 2013                       249,000           -      249,000
                                           ----------   ---------   ----------
                                           $  459,000   $ 500,000   $  959,000
                                           ==========   =========   ==========

     The Bank had commitments to originate loans of approximately $1.17 million at December 31, 2002. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank had no commitments to sell loans at December 31, 2002.

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

13.  Regulatory Capital

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") established three capital requirements - a "leverage limit," a "tangible capital requirement" and a "risk-based capital requirement." These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution, which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 2002 and 2001, the Bank was in compliance with such capital requirements.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2002 and 2001, the Bank's regulatory capital was in excess of the amount necessary to be "well capitalized." Management believes there have been no conditions or events since the last notification by the OTS that would change the institution's category.

     The table below presents the Bank's capital ratios as compared to the requirements under FDICIA at December 31, 2002 and 2001:

                                                            Minimum For Capital        Minimum Amount Required
                                        Actual               Adequacy Purposes          to be Well Capitalized
                                -----------------------    -----------------------    ------------------------
                                  Amount       Ratio         Amount        Ratio        Amount          Ratio
                                ----------    ---------    -----------    --------    ------------    --------
                                                             (Dollars in thousands)
December 31, 2002:
   Leverage/Tangible Ratio      $ 14,347        7.01%       $ 8,185        4.0%        $  10,231        5.00%
   Tier I Risk-based ratio      $ 14,347       11.96%       $ 4,799        4.0%        $   7,199        6.00%
   Total Risk-based ratio       $ 15,776       13.15%       $ 9,599        8.0%        $  11,998       10.00%

December 31, 2001:
   Leverage/Tangible Ratio      $ 12,723        7.12%       $ 7,145        4.0%        $   8,930         5.0%
   Tier I Risk-based ratio      $ 12,723       10.92%       $ 4,659        4.0%        $   6,989         6.0%
   Total Risk-based ratio       $ 14,084       12.09%       $ 9,318        8.0%        $  11,648        10.0%


     The table below presents the Bank's capital ratios as compared to the requirements under FIRREA at December 31, 2002 and 2001:

                                  Tangible Capital             Core Capital              Risk-Based Capital
                                ----------------------    ------------------------    --------------------------
                                  Amount      Ratio         Amount         Ratio        Amount          Ratio
                                ---------    ---------    ------------    --------    ------------    ----------
                                                              (Dollars in thousands)
December 31, 2002:
   Actual                       $ 14,347       7.01%      $ 14,347         7.01%       $ 15,776         13.15%
   Required                        3,069       1.50%         8,185         4.00%          9,599          8.00%
                                ---------    ---------    ------------    --------    ------------    ----------
   Excess                       $ 11,278       5.51%      $  6,162         3.01%       $  6,177          5.15%
                                =========    =========    ============    ========    ============    ==========

December 31, 2001:
   Actual                       $ 12,723       7.12%      $ 12,723         7.12%       $ 14,084         12.09%
   Required                        2,679       1.50%         7,145         4.00%          9,318          8.00%
                                ---------    ---------    ------------    --------    ------------    ----------
   Excess                       $ 10,044       5.62%      $  5,578         3.12%       $  4,766          4.09%
                                =========    =========    ============    ========    ============    ==========

14.  Series B Preferred Stock

     On December 30, 2002 the Company issued 100,000 shares of non-voting, non-cumulative Series B Preferred Stock to Fannie Mae for gross proceeds of $1.0 million. The Company intends to use the proceeds from the sale of preferred shares to invest in Broadway Federal, which will allow Broadway Federal to engage in activities that will promote, among other things, the availability of affordable housing in the Bank's market area.

15.  Fair Values of Financial Instruments

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

    The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001.

                                       Carrying Value     Fair Value
                                       --------------   -------------
 Assets:
    Investment securities              $   7,007,000    $   7,053,000
    Mortgage-backed securities            38,540,000       39,014,000
    Loans receivable                     143,855,000      148,994,000
    Federal Home Loan Bank stock           1,561,000        1,561,000

 Liabilities:
    Deposits                             156,148,000      157,830,000
    Federal Home Loan Bank advances       28,724,000       28,986,000

 December 31, 2001
 Assets:
    Investment securities              $   4,504,000     $  4,504,000
    Mortgage-backed securities            13,931,000       14,231,000
    Loans receivable                     141,299,000      147,967,000
    Federal Home Loan Bank stock           1,399,000        1,399,000

 Liabilities:
    Deposits                             151,156,000      147,220,000
    Federal Home Loan Bank advances       11,000,000       11,283,000

16.  Earnings Per Share

     For the years ended December 31, 2002 and 2001, basic earnings per share are computed based on earnings available to common stockholders and the weighted average number of shares for each respective year. Basic and diluted earnings per share were the same for 2002 and 2001.

     The Company's stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS for the year ended December 31, 2002 and 2001. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding.

     The following table sets forth the computation of basic and diluted earnings per share.

                                                              Year ended December 31,
                               --------------------------------------------------------------------------------
                                                2002                                               2001
                               --------------------------------------    --------------------------------------
                                                                Per-                                       Per-
                               Net earnings     Avg. Shares    share     Net earnings    Avg. Shares      share
                               (Numerator)     (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                               -------------   -------------   ------    ------------   -------------   -------

Net earnings                    $1,441,000                                $ 685,000

Less:
  Preferred stock dividends        (40,000)                                 (28,000)
                               -------------                             ------------
Basic earnings per share         1,401,000       1,780,617     $0.79      $ 657,000       1,758,098      $0.37
Effect of dilutive
  stock options                          -          39,734                        -           5,738
                               -------------   -------------             ------------   -------------
Diluted earnings per share      $1,401,000       1,820,351     $0.77      $ 657,000       1,763,836      $0.37
                               =============   =============   ======    ============   =============   =======

17.  Unaudited Quarterly Financial Data

                                        First       Second         Third         Fourth
2002                                   Quarter      Quarter       Quarter        Quarter          Year
                                    ------------  -----------   ------------   ------------   -------------

Interest income                      $3,159,000   $3,095,000     $3,020,000     $3,195,000     $12,469,000
Interest expense                      1,176,000    1,088,000      1,022,000      1,283,000       4,569,000
Net interest income                   1,983,000    2,007,000      1,998,000      1,912,000       7,900,000
Provision for (recovery of)
    loan losses                               -            -              -       (142,000)       (142,000)
Income before taxes                     554,000      533,000        629,000        572,000       2,288,000
Net earnings                            326,000      322,000        440,000        353,000       1,441,000

Basic earnings per share                   0.18         0.35           0.25           0.19            0.79
Diluted earnings per share(1)              0.17         0.35           0.24           0.18            0.77
Market range:

         High market price                 6.40         8.00           8.35          10.16           10.16
         Low market price                  6.20         6.25           6.45           7.79            6.20


                                       First         Second        Third          Fourth
2001                                  Quarter        Quarter      Quarter        Quarter           Year
                                   -------------   ----------   ------------    -----------   ------------

Interest income                      $3,234,000    $3,305,000    $3,272,000     $3,187,000    $12,998,000
Interest expense                      1,656,000     1,621,000     1,556,000      1,420,000      6,253,000
Net interest income                   1,578,000     1,684,000     1,716,000      1,767,000      6,745,000
Provision for loan losses                30,000        45,000        30,000         45,000        150,000
Income before taxes                     315,000       256,000       407,000        183,000      1,161,000
Net earnings                            181,000       156,000       240,000        108,000        685,000


Basic earnings per share                   0.10          0.08          0.13           0.05           0.37
Diluted earnings per share (1)             0.10          0.08          0.13           0.05           0.37
Market range:

         High market price                 4.72          5.75          6.55           6.30           6.55
         Low market price                  3.44          3.87          4.99           4.63           3.44

------------

(1)The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For diluted earnings per share, the weighted average shares of common stock are adjusted for the contingently issuable shares that are dilutive under the Company's stock-based compensation plans.

18.  Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company's principal business is serving as a holding company for the Bank and BankSmart, Inc. (a dormant company). The parent company's primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception the Bank has paid $500,000 in dividends to the parent company.


    Balance Sheets

                                                     December 31,
                                            ----------------------------
                                               2002            2001
                                            ------------   ------------
   Assets
   Cash                                     $ 2,113,000    $ 1,515,000
   Investment in subsidiaries                14,504,000     12,733,000
   Other assets                                 413,000        434,000
                                            ------------   ------------
                                            $17,030,000    $14,682,000
                                            ============   ============
   Liabilities and stockholders' equity
   Other liabilities                        $   109,000    $    54,000
   Stockholders' equity                      16,921,000     14,628,000
                                            ------------   ------------
                                            $17,030,000    $14,682,000
                                            ============   ============


    Statements of Earnings

                                                   Year ended December 31,
                                                 --------------------------
                                                     2002           2001
                                                 ------------    ----------
   Interest income                               $   12,000      $  27,000
   Other income                                      20,000         23,000
   Other expense                                   (255,000)      (307,000)
                                                 ------------    ----------
   Earnings (loss) before income taxes             (223,000)      (257,000)
   Income taxes (benefit)                           (92,000)      (108,000)
                                                 ------------    ----------
   Earnings (loss) before equity in
     undistributed earnings of subsidiaries        (131,000)      (149,000)
   Equity in undistributed earnings
     of subsidiaries                              1,572,000        834,000
                                                 ------------    ----------
   Net earnings                                  $1,441,000      $ 685,000
                                                 ============    ==========

Statements of Cash Flows

                                                          Year ended December 31,
                                                        --------------------------
                                                           2002            2001
                                                        ------------   -----------
Cash flows from operating activities
Net earnings                                            $ 1,441,000    $  685,000
Adjustments to reconcile net earnings to
  cash provided by operating activities:
   Equity in undistributed earnings of subsidiaries      (1,572,000)     (834,000)
   Decrease in interest receivable                                -        21,000
   Decrease  in other assets                                 21,000        47,000
   Increase (Decrease) in other liabilities                  55,000       (23,000)
   Other                                                    (56,000)       76,000
                                                        ------------   -----------
Net cash used in operating activities                      (111,000)      (28,000)
                                                        ------------   -----------

Cash flows from investing activities
Proceeds from maturities of investment
   securities held to maturity                                    -     1,000,000
                                                        ------------   -----------
   Net cash used in investing activities                          -     1,000,000
                                                        ------------   -----------

Cash flows from financing activities
Dividend received from subsidiary                                 -       500,000
Stock reissued                                               32,000        85,000
Proceeds from issuance of Preferred Stock                 1,000,000             -
Stock repurchased                                           (83,000)            -
Dividends paid                                             (240,000)     (203,000)
                                                        ------------   -----------
Net cash used in financing activities                       709,000       382,000
                                                        ------------   -----------

Net increase in cash and cash equivalents                   598,000     1,354,000
Cash and cash equivalents, beginning of year              1,515,000       161,000
                                                        ------------   -----------
Cash and cash equivalents, end of year                  $ 2,113,000    $1,515,000
                                                        ============   ===========


19.  Subsequent Event

     On January 31, 2003 the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Board's purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire the Company, particularly one that does not provide equitable treatment to all shareholders. Adoption of the Rights Plan is intended to encourage a potential acquirer of the Company to negotiate directly with the Board. In connection with the adoption of the Rights Plan, the Board declared a dividend distribution of one Right for each outstanding common share held by shareholders of record on February 13, 2003.