Form 10QSB
period 2003-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2003-05-15
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

               For transition period from__________ to___________

                         Commission file number 0-27464

                         BROADWAY FINANCIAL CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                               95-4547287
     (State or other jurisdiction          (IRS Employer Identification No.)
   of incorporation or organization)

             4800 Wilshire Boulevard, Los Angeles, California 90010
                    (Address of principal executive offices)

                                 (323) 634-1700
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,819,934 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets (unaudited)
                      as of March 31, 2003 and December 31, 2002             3

                      Consolidated Statements of Operations and
                      Comprehensive Earnings (unaudited) for the
                      Three months ended March 31, 2003 and 2002             4

                      Consolidated Statements of Cash Flows
                      (unaudited) for the three months ended
                      March 31, 2003 and 2002                                5

                      Notes to Consolidated Financial Statements             7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          9

         Item 3.      Disclosure Controls and Procedures                    13

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                     14

         Item 2.      Changes in Securities                                 14

         Item 3.      Defaults Upon Senior Securities                       14

         Item 4.      Submission of Matters to a Vote of
                      Security Holders                                      14

         Item 5.      Other Information                                     14

         Item 6.      Exhibits and Reports on Form 8-K                      14

Signatures                                                                  16

Section 302 Certifications                                                  17

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                 March 31,       December 31,
                                                                                    2003             2002
Assets:
Cash                                                                            $   4,658       $    3,859
Federal funds sold                                                                  5,500            1,500
Interest bearing deposits                                                           1,028            1,028
Investment securities held to maturity                                              2,000            2,000
Investment securities available for sale, at fair value                                -             5,007
Mortgage-backed securities held to maturity                                         9,581           10,843
Mortgage-backed securities available for sale                                      28,633           27,697
Loans receivable, net                                                             156,156          140,085
Loans receivable held for sale, at lower of cost or fair value                        480            3,770
Accrued interest receivable                                                         1,023              995
Investments in capital stock of Federal Home Loan Bank, at cost                     1,582            1,561
Office properties and equipment, net                                                5,797            5,811
Other assets                                                                          876              750

Total assets                                                                    $ 217,314       $  204,906


Liabilities and stockholders' equity

Deposits                                                                        $ 169,509       $  156,148
Advances from Federal Home Loan Bank                                               25,181           28,724
Advance payments by borrowers for taxes and insurance                                  18              311
Deferred income taxes                                                                 932              931
Other liabilities                                                                   4,413            1,871

Total liabilities                                                                 200,053          187,985

Stockholders' Equity:
  Preferred  non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 155,199 shares at March 31, 2003 and at
  December 31, 2002                                                                     2                2
 Common stock, $.01 par value, authorized 3,000,000 shares;
  issued and outstanding 1,818,934 shares at March 31, 2003
  and 1,815,294 shares at December 31, 2002                                            10               10
 Additional paid-in capital                                                        10,514           10,512
 Accumulated other comprehensive gain, net of taxes                                    73               57
 Retained earnings-substantially restricted                                         7,279            7,005
 Treasury stock-at cost, 50,008 shares at March 31, 2003 and
 53,648 shares at December 31, 2002                                                  (485)            (520)
 Unearned Employee Stock Ownership Plan shares                                       (132)            (145)

Total stockholders' equity                                                         17,261           16,921

Total liabilities and stockholders' equity                                      $ 217,314       $  204,906


          See accompanying notes to consolidated financial statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                 Three Months ended March 31
                                                                                   2003               2002
Interest on loans receivable                                                    $   2,544         $   2,824
Interest on investment securities held to maturity                                     30                49
Interest on investment securities available for sale                                   36                40
Interest on mortgage-backed securities                                                404               202
Other interest income                                                                  38                45
Total interest income                                                               3,052             3,160

Interest on deposits                                                                  821             1,047
Interest on borrowings                                                                176               129
Total interest expense                                                                997             1,176

Net interest income before provision for loan losses                                2,055             1,984
Provision for loan losses                                                            -                 -
Net interest income after provision for loan losses                                 2,055             1,984
Non-interest income:
     Service charges                                                                  270               226
     Gain (loss) on loans receivable held for sale                                     13                (1)
     Other                                                                              6                11
Total non-interest income                                                             289               236

Non-interest expense:
     Compensation and benefits                                                        914               928
     Occupancy expense, net                                                           258               241
     Information services                                                             130               134
     Professional services                                                            161                93
     Office services and supplies                                                     102                79
     Other                                                                            184               191
Total non-interest expense                                                          1,749             1,666

Earnings before income taxes                                                          595               554
Income taxes                                                                          231               228

Net earnings                                                                    $     364         $     326

Other comprehensive income (loss):
  Unrealized gain (loss) on securities available for sale                       $      16         $     (10)
  Income tax (expense) benefit                                                        -                   5
Other comprehensive income (loss)                                                      16                (5)

Comprehensive earnings                                                          $     380         $     321

Net earnings                                                                          364               326
Dividends paid on preferred stock                                                     (19)               (7)
Earnings available to common shareholders                                       $     345         $     319

Earnings per share-basic                                                        $    0.19         $    0.18
Earnings per share-diluted                                                      $    0.18         $    0.17
Dividend declared per share-common stock                                        $    0.04         $    0.03
Basic weighted average shares outstanding                                       1,787,662         1,782,330
Diluted weighted average shares outstanding                                     1,878,512         1,800,972


          See accompanying notes to consolidated financial statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 Three months ended March 31,
                                                                                   2003                2002
Cash flows from operating activities
Net earnings                                                                    $     364         $     326

Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Depreciation                                                                       92                33
    Amortization of premiums and discounts on loans purchased                           -               (44)
    Amortization of net deferred loan origination fees                                (16)             (102)
    Amortization of discounts and premiums on  investment securities
       and mortgage-backed securities                                                 105                40
    Amortization of deferred compensation                                              31                22
    Gain on sale of securities available for sale                                       -                 1
    Gain on sale of loans receivable held for sale                                    (13)                -
    Gain on disposal of fixed assets                                                    -                46
    Loans originated for sale                                                        (480)             (376)
    Proceeds from sale of loans receivable held for sale                              596               613
    Changes in operating assets and liabilities:
       Accrued interest receivable                                                    (28)                1
       Other assets                                                                  (126)             (427)
       Deferred income taxes                                                            1                (4)
       Other liabilities                                                            2,542             2,395

Total adjustments                                                                   2,704             2,198

Net cash provided by operating activities                                           3,068             2,524

Cash flows from investing activities
Loans originated, net of refinances                                                (7,455)           (4,658)
Principal repayments on loans                                                       8,758             7,066
Purchase of loans                                                                 (14,171)                -
Purchases of investment securities held to maturity                                     -            (1,000)
Purchases of investment securities available for sale                              (9,500)                -
Purchases of mortgage-backed securities available for sale                         (2,000)                -
Proceeds from maturities of mortgage-backed securities held to maturity             1,197             1,260
Proceeds from sale of securities available for sale                                14,502                 -
Proceeds from principal paydowns of mortgage backed securities
  available for sale                                                                1,045                 -
Purchase of Federal Home Loan Bank stock                                              (21)              (21)
Capital expenditures for office properties and equipment                              (78)              (29)

Net cash provided by (used in) investing activities                                (7,723)            2,618


          See accompanying notes to consolidated financial statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                 Three months ended March 31,
                                                                                   2003                2002
                                                                                 ----------------------------
Cash flows from financing activities
Net increase in deposits                                                        $  13,361         $   2,054
Decrease in advances from Federal Home Loan Bank                                   (3,543)           (1,500)
Dividends paid                                                                        (90)              (51)
Stock options exercised                                                                19               -
Decrease in advances by borrowers
     for taxes and insurance                                                         (293)             (183)
                                                                                ----------        -----------

Net cash provided by financing activities                                           9,454               320
                                                                                ----------        -----------

Net increase in cash and cash equivalents                                           4,799             5,462
Cash and cash equivalents at beginning of period                                    5,359             5,239
                                                                                ----------        -----------

Cash and cash equivalents at end of period                                      $  10,158         $  10,701
                                                                                ==========       ============

Supplemental disclosures of cash flow information:

Cash paid for interest                                                          $   1,002         $    1,245
Cash paid for income taxes                                                              -               -
                                                                                ==========       ============


Supplemental disclosure of non-cash investing and
      financing activities
Transfers of loans to real estate acquired through foreclosure                  $    -            $       73
Transfers of loans from held for sale to loans receivable                           3,184                -
                                                                                ==========       ============

          See accompanying notes to consolidated financial statements

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2003

NOTE (1)  -  Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial
Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2003 and the results of their operations and comprehensive earnings for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. These consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2002 and, accordingly, should be read in conjunction with such audited statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) - Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,787,662 and 1,782,330 shares for the three months ended March 31, 2003 and 2002, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,878,512 and 1,800,972 shares for the three months ended March 31, 2003 and 2002, respectively).

NOTE (3) - Cash and Cash Equivalents

For purposes of reporting cash flows in the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash and federal funds sold.

NOTE (4) - Current Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. Management anticipates the adoption of SFAS No. 149 will have no impact on the Company's consolidated financial statements.

NOTE (5) - Stock-based Compensation Plans

The Company has stock-based compensation plans (the "Plans"), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 422,693 (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of such shares on the date the options are granted. At March 31, 2003, the Company had 50,008 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees ("APB 25"). Accordingly, no compensation expense has been recognized for the Plans, as stock options were granted at fair value at the date of grant. Had compensation expense for the Company's Plans been determined based on their estimated fair value using the Black-Scholes model at the grant date for previous awards, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the quarters below:


                                            March 31,      March 31,
                                              2003           2002
                                            ---------      ---------
Net Earnings:
 As reported                                $ 364,000      $ 326,000
 Stock-based compensation
   expense, net of tax                         13,000         10,000
                                            ---------      ---------

 Pro forma                                  $ 351,000      $ 316,000
                                            =========      =========

Earnings per share - Basic:
 As reported                                $ 0.19         $ 0.18
 Pro forma                                  $ 0.19         $ 0.17

Earnings per share - Diluted:
 As reported                                $ 0.18         $ 0.17
 Pro forma                                  $ 0.18         $ 0.17


NOTE (6) - Line of Credit

On January 17, 2003, the Company entered into an unsecured $5.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate, if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and at the Company's option, may be converted to a four-year term loan at the same rate of interest.

NOTE (7) - Shareholder  Rights Plan

On January 31, 2003, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Board's purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire the Company, particularly one that does not provide equitable treatment to all shareholders. Adoption of the Rights Plan is intended to encourage a potential acquirer of the Company to negotiate directly with the Board. In connection with the adoption of the Rights Plan, the Board declared a dividend distribution of one right for each outstanding common share held by shareholders of record on February 13, 2003.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Actual results may differ significantly from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in the interest rates, credit quality and government regulation.

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At March 31, 2003, Broadway Federal operated four retail banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal and BankSmart, Inc. (a dormant company). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's principal business is serving as a holding company for Broadway Federal. The Company's results of operations are dependent primarily on Broadway Federal's net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company's operating results are affected by the amount of provisions for loan losses and the Bank's non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, and technology and communication costs. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Critical Accounting Policy

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans receivable. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience, current economic trends, the Company's assessment of the borrowers' ability to repay and repayment performance, and other factors, which are believed to be reasonable under the circumstances as described under the heading "Loans Receivable and the Allowance for Loan Losses" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.


Comparison of Operating Results for the Three Months ended March 31, 2003 and March 31, 2002

General

The Company recorded net earnings of $364,000, or $ 0.18 per diluted common share, for the three months ended March 31, 2003, compared to net earnings of $326,000, or $0.17 per diluted common share, for the three months ended March 31, 2002. The increase in net earnings from 2002 to 2003 resulted primarily from higher net interest income, offset by higher non-interest expense.

Net Interest Income

Net interest income after provision for loan losses increased by $71,000, or 3.58%, to $2,055,000 for the three months ended March 31, 2003, from $1,984,000 for the same period in 2002. The increase was primarily attributable to the impact of the growth in average interest-earning assets of $28.2 million, or 16.42%, and interest-bearing liabilities of $33.8 million, or 21.9%, which resulted in an increase in net interest income of $251,000 (volume impact), offset by the impact of a decrease in the net interest rate spread of 32 basis points, which resulted in a decrease in net interest income of $180,000 (rate impact).

The net interest rate spread for the three months ended March 31, 2003 and March 31, 2002, was 3.99% and 4.31%, respectively. The 32 basis point decrease in spread was attributable to the larger decline in the weighted average yield on the loan portfolio, compared to the decline in the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 125 basis points to 6.10% for first quarter 2003 from 7.35% for first quarter 2002. The weighted average cost of funds declined to 2.11% for first quarter 2003, compared to 3.04% for first quarter 2002. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at March 31, 2003, was 4.92%, compared to 4.72% at March 31, 2002.

Non-interest Income

Non-interest income increased by $53,000, or 22.46%, to $289,000 for the three months ended March 31, 2003, from $236,000 for the same period in 2002. The increase in non-interest income was primarily attributable to an increase in service charges.

Non-interest Expense

Total non-interest expense increased to $1,749,000 for the three months ended March 31, 2003, from $1,666,000 for the same period in 2002. The increase was primarily attributable to higher professional services costs (legal and investment banking fees) of $82,000.

Provision for Loan Losses

As of March 31, 2003, the Company's allowance for loan losses totaled $1.4 million, unchanged from the balance at December 31, 2002. The allowance for loan losses represents 0.90% of gross loans at March 31, 2003, compared to 0.98% at December 31, 2002.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $47,000, to $88,000 at March 31, 2003 from $135,000 at December 31, 2002. Non-accrual loans at March 31, 2003 included two loans totaling $88,000 secured by one- to-four unit properties. There was no REO as of March 31, 2003. As a percentage of total assets, non-performing assets were 0.04% at March 31, 2003, compared to 0.07% at December 31, 2002.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal's loan portfolio as of March 31, 2003, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation periodically review Broadway Federal's allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Income Taxes

The Company's effective tax rate was approximately 39% for the three months ended March 31, 2003, compared to 41% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. California income taxes are reduced by tax credits relating to the Enterprise Zone Incentive.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $217.3 million, compared to $204.9 million at December 31, 2002, representing an increase of $12.4 million. Net loans receivable (excluding loans held for sale) increased to $156.2 million at March 31, 2003 from $140.1 million at December 31, 2002 as a result of $7.5 million in new loan originations, $14.2 million in loans purchased, $3.2 million in loans transferred from loans held for sale, offset by $8.8 million in principal repayments.

Loans held for sale at March 31, 2003 were $480,000, as compared to $3.8 million at December 31, 2002. During the period, $3.2 million of loans classified as held for sale were transferred to the held to maturity portfolio.

Total liabilities at March 31, 2003 were $200.1 million as compared to $188.0 million at December 31, 2002. Deposits increased $13.4 million, or 8.58%, to $169.5 million at March 31, 2003 from $156.1 million at December 31, 2002. Core deposits (NOW, demand, money market, and passbook accounts) increased by $7.9 million during the first quarter of 2003. At March 31, 2003, core deposits represented 42.30% of total deposits, compared to 40.40% at December 31, 2002.

Total capital at March 31, 2003 was $17.3 million, compared to $16.9 million at December 31, 2002. The increase was primarily due to net earnings for the period.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity securities such as the preferred stock issued in 2002. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. In addition, the Company has a $5 million unsecured line of credit agreement with a bank as more fully described in Note 6 to the consolidated financial statements.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage backed securities and investments, and advances from the Federal Home Loan Bank of San Francisco. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments, and contributions of capital by the Company. During the first quarter of 2003, the Company contributed $1 million to the Bank, which was raised from the issuance of preferred stock to Fannie Mae.

Since December 31, 2002, there has been no material change in the Company's interest rate sensitivity. For a discussion on the Company's interest rate sensitivity and market risk, see the Company's annual report on Form 10-KSB for the year ended December 31, 2002, including the Company's audited financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2003, and met all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:


                                 FIRREA             FDICIA            Actual
 Regulatory Capital Ratios       Minimum      "Well-capitalized"   At March 31,
    for Broadway Federal       Requirement        Requirement           2003
---------------------------    ------------   ------------------   -------------
Tangible capital                  1.50%              N/A              7.28%

Core capital                      4.00%             5.00%             7.28%

Risk-based capital                8.00%            10.00%            13.15%

Tier 1 risk-based capital          N/A              6.00%            12.24%



                   ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.     OTHER INFORMATION

  Item 1.    LEGAL PROCEEDINGS

             None

  Item 2.    CHANGES IN SECURITIES

             None

  Item 3.    DEFAULTS UPON SENIOR SECURITIES

             None

  Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             None

  Item 5.    OTHER INFORMATION

             None

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Exhibit  99 -  Certifications  pursuant  to  18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K

                  None

                                                                     Exhibit 99

                            Section 906 Certification


The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-QSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation as of and for the three months ended March 31, 2003.



Date:  May 15, 2003              By:  /s/ PAUL C. HUDSON
                                      Paul C. Hudson
                                      President and Chief Executive Officer
                                      Broadway Financial Corporation

Date: May 15, 2003               By:  /s/ ALVIN D. KANG
                                      Alvin D. Kang
                                      Chief Financial Officer
                                      Broadway Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 15, 2003                By:  /s/ PAUL C. HUDSON
     ------------------
                                           Paul C. Hudson
                                           President and Chief Executive Officer
                                           Broadway Financial Corporation

Date:     May 15, 2003                By:  /s/ ALVIN D. KANG
      ----------------
                                           Alvin D. Kang
                                           Chief Financial Officer
                                           Broadway Financial Corporation

                      SECTION 302 CERTIFICATION


    I, Paul C. Hudson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003


         /s/ Paul C. Hudson
         Signature

         Paul C. Hudson
         Chief Executive Officer
         Broadway Financial Corporation

                            SECTION 302 CERTIFICATION


    I, Alvin D. Kang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003


         /s/ Alvin D. Kang
         Signature

         Alvin D. Kang
         Chief Financial Officer
         Broadway Financial Corporation