Form 10QSB
period 2003-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2003-08-14
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,820,934 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX



                                                                          Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  as of June 30, 2003 and December 31, 2002                 3

                  Consolidated Statements of Operations and
                  Comprehensive Earnings (unaudited) for the
                  three and six months ended June 30, 2003 and 2002         4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2003 and 2002           5

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

         Item 3.  Disclosure Controls and Procedures                       15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        16

         Item 2.  Changes in Securities and Use of Proceeds                16

         Item 3.  Defaults Upon Senior Securities                          16

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 5.  Other Information                                        16

         Item 6.  Exhibits and Reports on Form 8-K                         16

ITEM 1.  FINANCIAL STATEMENTS

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                             June 30,   December 31,
                                                                               2003        2002

Assets:

Cash                                                                           3,516    $   3,859
Federal funds sold                                                             1,600        1,500
Interest bearing deposits                                                          -        1,028
Investment securities held to maturity                                         2,000        2,000
Investment securities available for sale                                       2,000        5,007
Mortgage-backed securities held to maturity                                    8,446       10,843
Mortgage-backed securities available for sale                                 36,276       27,697
Loans receivable, net                                                        152,911      140,085
Loans receivable held for sale,
  at lower of cost or fair value                                                 142        3,770
Accrued interest receivable                                                    1,408          995
Investments in capital stock of Federal Home
  Loan Bank, at cost                                                           1,657        1,561
Office properties and equipment, net                                           5,751        5,811
Other assets                                                                     786          750

Total assets                                                               $ 216,493    $ 204,906

Liabilities and stockholders' equity

Deposits                                                                     163,532    $ 156,148
Advances from Federal Home Loan Bank                                          32,130       28,724
Advance payments by borrowers for taxes and insurance                            244          311
Deferred income taxes                                                          1,085          931
Other liabilities                                                              1,697        1,871

Total liabilities                                                            198,688      187,985

Stockholders' Equity:
  Preferred  non-convertible, non-cumulative, and non-
   voting stock,$.01 par value, authorized 1,000,000 shares;
   issued and outstanding 55,199 shares of Series A and
   100,000 of Series B at June 30, 2003 and December 31, 2002                      2            2
  Common stock, $.01 par value, authorized 3,000,000 shares;
   issued and outstanding 1,819,934 shares at June 30, 2003
   and 1,815,294 shares at December 31, 2002                                      10           10
  Additional paid-in capital                                                  10,528       10,512
   Accumulated other comprehensive income, net of taxes                          307           57
   Retained earnings-substantially restricted                                  7,552        7,005
   Treasury stock-at cost, 49,008 shares at June 30, 2003 and
    53,648 shares at December 31, 2002                                          (475)        (520)
   Unearned Employee Stock Ownership Plan shares                                (119)        (145)

Total stockholders' equity                                                    17,805       16,921

Total liabilities and stockholders'  equity                                $ 216,493    $ 204,906


    See accompanying notes to the unaudited consolidated financial statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                         2003         2002        2003        2002

Interest on loans receivable                             $2,569      $2,752      $5,113      $5,576
Interest on investment securities held to maturity           28          40          58          89
Interest on investment securities available for sale          9          50          45          90
Interest on mortgage-backed securities                      404         202         808         404
Other interest income                                        37          49          75          94

Total interest income                                     3,047       3,093       6,099       6,253


Interest on deposits                                        764         966       1,585       2,013
Interest on borrowings                                      186         122         362         251

Total interest expense                                      950       1,088       1,947       2,264

Net interest income before provision for loan losses      2,097       2,005       4,152       3,989

Provision for loan losses                                     -           -           -           -

Net interest income after provision for loan losses       2,097       2,005       4,152       3,989

Non-interest income:
     Service charges                                        331         206         601         432
     Gain on loans receivable held for sale                   5           1          18           -
     Other                                                   10          14          16          25
Total non-interest income                                    346         221         635         457

Non-interest expense:
     Compensation and benefits                            1,020         876       1,934       1,804
     Occupancy expense, net                                 251         272         509         513
     Information services                                   126         145         256         279
     Professional services                                  107         106         268         199
     Office services and supplies                           108          94         210         173
     Other                                                  249         200         433         391
Total noninterest expense                                 1,861       1,693       3,610       3,359

Earnings before income taxes                                582         533       1,177       1,087

Income taxes                                                226         211         457         439

Net earnings                                           $    356      $  322      $  720      $  648

Other comprehensive income:
  Unrealized gain on securities available for sale          387      $   47      $  404      $   37
  Income tax expense                                       (153)        (20)       (154)        (15)
Other comprehensive income                                  234          27         250          22

Comprehensive earnings                                 $    590      $  349      $  970      $  670

Net earnings                                           $    356      $  322      $  720      $  648
Dividends paid on preferred stock                           (19)         (7)        (38)        (14)

Earnings available to common shareholders              $    337      $  315      $  682      $  634

Earnings per share-basic                                  $0.19       $0.18       $0.38       $0.36
Earnings per share-diluted                                $0.18       $0.18       $0.36       $0.35
Dividend declared per share-common stock                  $0.04       $0.03       $0.08       $0.05
Basic weighted average shares outstanding             1,794,153   1,780,568   1,790,925   1,781,444
Diluted weighted average shares outstanding           1,889,532   1,805,716   1,884,063   1,804,154


    See accompanying notes to the unaudited consolidated financial statements

                                   BROADWAY FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                       (Dollars in thousands)
                                             (Unaudited)

                                                                        Six months ended June 30,
                                                                          2003             2002

Cash flows from operating activities
Net earnings                                                         $       720      $       648

Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation                                                             183              216
    Amortization of premiums and discounts on loans purchased                 63             (110)
    Amortization of net deferred loan origination fees                       (29)            (175)
    Amortization of discounts and premium on  investment securities
      and mortgage-backed securities                                         (28)              83
    Amortization of deferred compensation                                     63               42
    Gain on sale of securities available for sale                              -               (5)
    Gain on sale of loans receivable held for sale                           (18)               -
    Loss on disposal of fixed assets                                           -               63
    Loans originated for sale                                               (622)            (557)
    Proceeds from sale of loans receivable held for sale                   1,081              645
    Changes in operating assets and liabilities:
      Accrued interest receivable                                           (413)               8
      Other assets                                                           (36)             (31)
      Other liabilities                                                     (174)             352

Net cash provided by operating activities                                    790            1,179

Cash flows from investing activities
Loans originated, net of refinances                                      (18,615)         (12,002)
Principal repayment on loans                                              23,117           14,994
Purchase of loans                                                        (14,175)               -
Purchases of investment securities held to maturity                            -           (2,000)
Purchases of investment securities available for sale                    (21,000)          (8,028)
Purchases of mortgage-backed securities held to maturity                       -           (2,093)
Purchases of mortgage-backed securities available for sale               (12,000)               -
Proceeds from maturities of interest bearing deposits                      1,028            2,026
Proceeds from maturities of mortgage-backed securities held
  to maturity                                                              2,300            2,291
Proceeds from sale of securities available for sale                       24,002            4,005
Proceeds from principal paydowns of mortgage-backed securities
  available-for-sale                                                       3,955                -
Purchase of Federal Home Loan stock                                          (96)             (40)
Capital expenditures for office properties and equipment                    (123)            (181)

Net cash used in investing activities                                    (11,607)          (1,028)


      See accompanying notes to unaudited consolidated financial statements

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                          2003             2002

Cash flows from financing activities
Net increase (decrease) in deposits                                        7,384             (175)
Increase (decrease) in advances from Federal Home Loan Bank                3,406             (250)
Dividends paid                                                              (173)            (102)
Purchases of treasury stock                                                    -              (84)
Stock option exercised                                                        24                -
Increase (decrease) in advances by borrowers
  for taxes and insurance                                                    (67)              38

Net cash provided by (used in) financing activities                       10,574             (573)
Net decrease in cash and cash equivalents                                   (243)            (422)
Cash and cash equivalents at beginning of period                           5,359            5,239
Cash and cash equivalents at end of period                           $     5,116      $     4,817

Supplemental disclosures of cash flow information:

Cash paid for interest                                               $     1,932      $     2,387
Cash paid for income taxes                                                   377              309

Supplemental disclosure of non-cash investing and
    financing activities:
Transfer of loans to real estate acquired through foreclosure                  -              107
Transfer of loans held for sale to loans held for investment               3,184                -


      See accompanying notes to unaudited consolidated financial statements

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE (1)  -  Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial
Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2003, the results of their operations and comprehensive earnings for the three and six months ended June 30, 2003 and 2002 and their cash flows for the six months ended June 30, 2003 and 2002. These unaudited consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2002 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) - Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,794,153 and 1,780,568 shares for the three months ended June 30, 2003 and 2002, and 1,790,925 and 1,781,444 for the six months ended June 30, 2003 and 2002, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,889,536 and 1,805,716 shares for the three months ended June 30, 2003 and 2002, and 1,884,063 and 1,804,154 for the six months ended June 30, 2003 and 2002, respectively).

NOTE (3) - Cash and Cash Equivalents

For purposes of reporting cash flows in the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash and federal funds sold.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                                  JUNE 30, 2003


NOTE (4) - Current Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Management anticipates the adoption of SFAS 149 will have no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management anticipates the adoption of SFAS 150 will have no impact on the Company's consolidated financial statements.

NOTE (5) - Stock-based Compensation Plans

The Company has stock-based compensation plans (the "Plans"), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 430,638 shares (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At June 30, 2003, the Company had 49,008 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees ("APB 25"). Accordingly, no compensation expense has been recognized for the Plans, as stock options were granted at fair value at the date of grant. Had compensation expense for the Plans been determined based on the fair value method provision of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" for previous awards, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the quarters below:

                                             Three months ended     Six months ended
                                             June 30, June 30,     June 30,  June 30,
                                               2003     2002         2003      2002
                                            --------  --------     --------  --------
  Net Earnings:
     As reported                            $356,000  $322,000     $720,000  $648,000
     Deduct stock-based compensation,
     net of tax                               12,000     7,000       33,000    14,000
                                            --------  --------     --------  --------
     Pro forma                              $344,000  $315,000     $687,000  $634,000
                                            ========  ========     ========  ========


Earnings per share - Basic:
     As reported                            $   0.19  $   0.18     $   0.38  $   0.36
     Pro forma                              $   0.18  $   0.17     $   0.36  $   0.35

Earnings per share - Diluted:
     As reported                            $   0.18  $   0.18     $   0.36  $   0.35
     Pro forma                              $   0.17  $   0.17     $   0.34  $   0.34

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Actual results may differ significantly from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which operations are conducted, fluctuations in the interest rates, credit quality and government regulation.

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African-
American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2003, Broadway Federal operated four retail banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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


Comparison of Operating Results for the Three Months and Six Months ended June 30, 2003 and June 30, 2002

General

The Company recorded net earnings of $356,000 and $720,000, or $0.18 and $0.36 per diluted share, respectively, for the three and six months ended June 30, 2003, compared to $322,000 and $648,000, or $0.18 and $0.35 per diluted share, respectively, for the three and six months ended June 30, 2002. Compared to 2002, second quarter net earnings increased 10.56% and net earnings for the first six months increased 11.11%.

Net Earnings

The increase in net earnings in 2003 over 2002 was primarily attributable to the increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income after provision for loan losses increased $92,000 and $163,000, or 4.59% and 4.09%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. Non-interest income increased $125,000 and $178,000, or 56.56% and 38.95%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. Non-interest expense increased $168,000 and $251,000, or 9.92% and 7.47%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002.

Net Interest Income

Net interest income after provision for loan losses increased to $2,097,000 and $4,152,000 for the three and six months ended June 30, 2003, from $2,005,000 and $3,989,000 for the same periods in 2002. A six month rate/volume analysis indicates that the $163,000 increase in net interest income in the first six months of 2003 over 2002 was primarily attributable to the impact of the growth in average interest-earning assets of $33.8 million, or 19.71%, and interest-bearing liabilities of $30.9 million, or 19.08%, which resulted in an increase in net interest income of $731,000 (volume impact), offset by the impact of a decrease in the net interest rate spread of 58 basis points, which resulted in a decrease in net interest income of $568,000 (rate impact).

Loan originations were $6.6 million and $19.0 million for the three and six months ended June 30, 2003 compared to $8.3 million and $13.4 million for the same periods in 2002. Loan purchases totaled $14.2 million in the first quarter of 2003. No loans were purchased in the 2002 periods or in the second quarter of 2003. Mortgage-backed securities ("MBS") purchases were $10.0 million and $12.0 million for the three and six months ended June 30, 2003 compared to $2.1 million for the second quarter of 2002. Loan prepayments amounted to $14.4 million and $23.1 million for the three and six months ended June 30, 2003 compared to $8.0 million and $15.0 million for the same periods in 2002. Management anticipates that prepayments will continue at a comparable rate in the current low interest rate environment, and is focused on increasing lending volume and continuing purchases of loans and MBSs.

Interest-bearing liabilities increased $900,000 during the second quarter of 2003. The increase was primarily attributable to the net effect of a decrease in deposits of $6.0 million and an increase in Federal Home Loan Bank ("FHLB") advances of $6.9 million. For the six months ended June 30, 2003, interest-bearing liabilities increased $10.8 million, resulting from a $7.4 million increase in deposits and a $3.4 million increase in FHLB advances.

The net interest rate spread for the three and six months ended June 30, 2003 was 3.88% and 3.93%, respectively, compared to 4.52% and 4.51%, respectively, for the same periods in 2002. The 64 and 58 basis point decrease in spread, or margin compression, was attributable to the fact that the weighted average yield on the loan portfolio declined more than the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 139 and 135 basis points to 5.81% and 5.95%, respectively, for the three and six months ended June 30, 2003 from 7.20% and 7.30%, respectively, for the same periods in 2002. The weighted average cost of funds declined to 1.93% and 2.02%, respectively, for the three and six months ended June 30, 2003 compared to 2.68% and 2.80% for the same periods in 2002. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at June 30, 2003 was 4.88% compared to 5.36% at June 30, 2002. The Company's interest-earning assets are substantially adjustable rate assets, and as interest rates have fallen such assets have repriced downward to a greater extent than the interest- bearing liabilities. A substantial portion of the Company's interest-bearing liabilities have fixed rates and maturities that reprice at different intervals compared to the interest-earning assets.

Provision for Loan Losses

As of June 30, 2003, the Company's allowance for loan losses totaled $1.4 million, unchanged from the balance at December 31, 2002. The allowance for loan losses represents 0.92% of gross loans at June 30, 2003, compared to 0.98% at December 31, 2002.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $55,000, to $80,000 at June 30, 2003 from $135,000 at December 31, 2002. Non-accrual loans at June 30, 2003 consisted of one loan totaling $80,000 secured by a single-family dwelling. There was no REO as of June 30, 2003 and December 31, 2002. As a percentage of total assets, non-performing assets were 0.04% at June 30, 2003, compared to 0.07% at December 31, 2002.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal's loan portfolio as of June 30, 2003, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation periodically review Broadway Federal's allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-interest Income

Total non-interest income increased to $346,000 and $635,000 for the three and six months ended June 30, 2003, from $221,000 and $457,000 for the same periods in 2002. The $125,000 increase for the second quarter was primarily attributable to an increase in service charges.

Non-interest Expense

Total non-interest expense increased to $1,861,000 and $3,610,000 for the three and six months ended June 30, 2003, from $1,693,000 and $3,359,000 for the same periods in 2002. The $168,000 increase in the second quarter from 2002 to 2003 was primarily attributable to an increase in compensation and benefits costs.

Loans Receivable, Net

Loans receivable, net increased $12.8 million, or 9.2%, to $152.9 million at June 30, 2003 from $140.1 million at December 31, 2002. During February 2003, the Bank purchased $14.2 million of adjustable rate mortgage loans having an initial fixed rate period ("hybrid ARMs"). This purchase of hybrid ARMs, along with loan originations, offset the combined negative effect of a decline in the yield on the loan portfolio and the continuing high level of loan prepayments.

Deposits

Total deposits increased $7.4 million, or 4.73%, to $163.5 million from $156.1 million at December 31, 2002. Core deposits (NOW, demand, money market and passbook accounts) increased by $10.0 million during the first six months of 2003 as the Company focused on increasing such account types. At June 30, 2003 core deposits represented 44.6% of total deposits, compared to 40.4% at December 31, 2002, and 40.0% at June 30, 2002.

Capital

Total capital at June 30, 2003 was $17.8 million, compared to $16.9 million at December 31, 2002. The increase was primarily due to net earnings for the period.

Performance Ratios

For the three months ended June 30, 2003, the Company's return on average equity declined slightly to 8.03% compared to 8.51% for the same period in 2002. The return on average assets also declined slightly to 0.65% for the three months ended June 30, 2003 compared to 0.72% for the same period in 2002. The ratio of non-interest expense to average assets improved to 3.41% for the three months ended June 30, 2003 compared to 3.76% for the same period in 2002. The efficiency ratio (total non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income) increased slightly to 76.18% in second quarter 2003 compared to 76.06% in second quarter 2002.

Income Taxes

The Company's effective tax rate was approximately 39% for the three months and six months ended June 30, 2003, compared to 40% for the same periods in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. California income taxes are reduced by tax credits relating to the California Enterprise Zone Incentive.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity securities such as the preferred stock issued in 2002. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and investments, and advances from the Federal Home Loan Bank of San Francisco. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments, and contributions of capital by the Company. During the first quarter of 2003, the Company contributed $1 million to the Bank, which was raised from the issuance of preferred stock to Fannie Mae.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2003, and met all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

                                FIRREA           FDICIA              Actual
Regulatory Capital Ratios       Minimum    "Well-capitalized"     At June 30,
  for Broadway Federal       Requirement     Requirement             2003
-------------------------    -----------   ------------------    ------------

Tangible capital                1.50%            N/A                 7.52%

Core capital                    4.00%           5.00%                7.52%

Risk-based capital              8.00%          10.00%               14.02%

Tier 1 risk-based capital        N/A            6.00%               12.89%



ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

PART II.   OTHER INFORMATION

           Item 1. LEGAL PROCEEDINGS

                   None

           Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                   None

           Item 3. DEFAULTS UPON SENIOR SECURITIES

                   None

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Annual Meeting of Stockholders of the Company was held on June 18, 2003 for the following purposes:

               (a) To elect three directors to serve until the Annual Meeting to be held in the year 2006 and until their successors are elected and have been qualified.

                    At the meeting, the Stockholders re-elected Paul C. Hudson and Kellogg Chan and elected David M. N. Harvey to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

                                Mr. Paul C. Hudson
                                For                     1,172,577
                                Abstain                   431,392

                                Mr. Kellogg Chan
                                For                     1,192,397
                                Abstain                   411,592

                                Mr. David M. W. Harvey
                                For                     1,602,909
                                Abstain                     1,080

               (b) To ratify the appointment of KPMG LLP as the Company's independent auditors for 2003.

                    At the meeting, the Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors based upon 1,594,052 shares voting "for", 3,666 shares voting "against" and 3,865 shares abstaining.

           Item 5. OTHER INFORMATION

                   None

           Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Exhibits

                    Exhibit 31 - Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities as adopted Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 32 -  Certifications  pursuant to 18 U.S.C.  Section
                    1350,   as  adopted   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.

                    (b) Reports on Form 8-K

                    On May 2, 2003, the Company filed a current report on Form 8-K pursuant to which it furnished to the Securities and Exchange Commission a copy of the Company's press release regarding financial results for the first fiscal quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  August 14, 2003        By:  /s/ PAUL C. HUDSON
                              Paul C. Hudson
                              President and Chief Executive Officer
                              Broadway Financial Corporation


Date:  August 14, 2003        By:  /s/ ALVIN D. KANG
                              Alvin D. Kang
                              Chief Financial Officer
                              Broadway Financial Corporation

                                   Exhibit 31

                            SECTION 302 CERTIFICATION

    I, Paul C. Hudson, certify that:

1.   I  have  reviewed  this  report  on  Form  10-QSB  of  Broadway   Financial
     Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 14, 2003

         /s/ Paul C. Hudson
         Signature

         Paul C. Hudson
         Chief Executive Officer
         Broadway Financial Corporation

                                   Exhibit 31

                            SECTION 302 CERTIFICATION

    I, Alvin D. Kang, certify that:

1.   I  have  reviewed  this  report  on  Form  10-QSB  of  Broadway   Financial
     Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 14, 2003

         /s/ Alvin D. Kang
         Signature

         Alvin D. Kang
         Chief Financial Officer
         Broadway Financial Corporation

                                   Exhibit 32

                            Section 906 Certification

The Company is furnishing to the Securities and Exchange Commission pursuant to the requirements of Form 10Q-SB the following Certification provided by the undersigned to accompany the foregoing Report on Form 10-QSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation.

Date:  August 14, 2003           By:  /s/ PAUL C. HUDSON
                                 Paul C. Hudson
                                 President and Chief Executive Officer
                                 Broadway Financial Corporation

Date: August 14, 2003            By:  /s/ ALVIN D. KANG
                                 Alvin D. Kang
                                 Chief Financial Officer
                                 Broadway Financial Corporation