Form 10QSB
period 2003-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2003-11-13
CIK 1001171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For transition period from__________ to___________

                         Commission file number 0-27464

                         BROADWAY FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                  95-4547287
           --------                                  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,831,161 shares of the Company's Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets (unaudited)
                    As of September 30, 2003 and December 31, 2002             3

                    Consolidated Statements of Operations and
                    Comprehensive Earnings (unaudited) for the three
                    and nine months ended September 30, 2003 and 2002          4

                    Consolidated Statements of Cash Flows
                    (unaudited) for the nine months ended
                    September 30, 2003 and 2002                                5


                    Notes to Unaudited Consolidated Financial Statements       7


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

          Item 3.   Disclosure Controls and Procedures                        15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                         16

          Item 2.   Changes in Securities and Use of Proceeds                 16

          Item 3.   Defaults Upon Senior Securities                           16

          Item 4.   Submission of Matters to a Vote of Security Holders       16

          Item 5.   Other Information                                         16

          Item 6.   Exhibits and Reports on Form 8-K                          16

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                September 30,   December 31,
                                                                                    2003           2002
Assets:

Cash                                                                             $    4,264    $    3,859
Federal funds sold                                                                    6,900         1,500
Interest bearing deposits                                                                 -         1,028
Investment securities held to maturity                                                2,996         2,000
Investment securities available for sale                                                  -         5,007
Mortgage-backed securities held to maturity                                           7,327        10,843
Mortgage-backed securities available for sale                                        20,843        27,697
Loans receivable, net                                                               160,585       140,085
Loans receivable held for sale, at lower of cost or fair value                        1,852         3,770
Accrued interest receivable                                                             932           995
Investment in capital stock of the Federal Home Loan Bank, at cost                    1,771         1,561
Office properties and equipment, net                                                  5,664         5,811
Other assets                                                                          8,579           750

Total assets                                                                     $  221,713    $  204,906

Liabilities and stockholders' equity

Deposits                                                                         $  167,285    $  156,148
Advances from the Federal Home Loan Bank                                             31,071        28,724
Advance payments by borrowers for taxes and insurance                                   533           311
Deferred income taxes                                                                   906           931
Other liabilities                                                                     4,004         1,871

Total liabilities                                                                   203,799       187,985
Stockholders' Equity:
 Preferred  non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 155,199
   shares at September 30, 2003 and December 31, 2002                                     2             2
 Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,831,485 shares at September 30, 2003 and 1,815,294
   shares at December 31, 2002                                                           10            10
 Additional paid-in capital                                                          10,501        10,512
   Accumulated other comprehensive gain, net of taxes                                    26            57
 Retained earnings-substantially restricted                                           7,844         7,005
 Treasury stock-at cost, 37,457 shares at September 30, 2003 and 53,648
   shares at December 31, 2002                                                         (363)         (520)
 Unearned Employee Stock Ownership Plan shares                                         (106)         (145)

Total stockholders' equity                                                           17,914        16,921

Total liabilities and stockholders'  equity                                      $  221,713    $  204,906


           See Notes to Unaudited Consolidated Financial Statements.

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                          2003          2002          2003           2002

Interest on loans receivable                                           $   2,556     $   2,644     $   7,669      $   8,220
Interest on investment securities held to maturity                            26            40            84            129
Interest on investment securities available for sale                           7            92            52            182
Interest on mortgage-backed securities                                       345           208         1,153            612
Other interest income                                                         27            36           102            131

Total interest income                                                      2,961         3,020         9,060          9,274

Interest on deposits                                                         730           887         2,315          2,900
Interest on borrowings                                                       194           135           556            386

Total interest expense                                                       924         1,022         2,871          3,286

Net interest income before provision for loan losses                       2,037         1,998         6,189          5,988

Provision for loan losses                                                      -             -             -              -

Net interest income after provision for loan losses                        2,037         1,998         6,189          5,988

Noninterest income:
 Service charges                                                             255           186           773            574
 Gain on loans receivable held for sale                                        -             -            18              -
 Other                                                                       102            38           112             62
Total noninterest income                                                     357           224           903            636

Noninterest expense:
 Compensation and benefits                                                 1,038           898         2,986          2,717
 Occupancy expense, net                                                      152           108           795            765
 Information services                                                        267           282           434            472
 Professional services                                                       104           123           372            322
 Office services and supplies                                                103           100           315            295
 Other                                                                       129            82           411            337
Total noninterest expense                                                  1,793         1,593         5,313          4,908

Earnings before income taxes                                                 601           629         1,779          1,716

Income taxes                                                                 222           189           680            628

Net earnings                                                           $     379     $     440     $   1,099      $   1,088

Other comprehensive income (loss):
 Unrealized income (loss) on securities available for sale             $    (545)    $     (43)    $    (141)$          (11)
 Less:  reclassification of realized net gains included
        in net earnings                                                       85            19            85             24
 Income tax benefit (expense)                                                179            10            25             (5)
Other comprehensive income (loss)                                           (281)          (14)          (31)             8

Comprehensive earnings                                                 $      98     $     426     $   1,068 $        1,096

Net earnings                                                                 379           440         1,099          1,088
Dividends paid on preferred stock                                            (19)           (7)          (58)           (21)

Earnings available to common shareholders                              $     360     $     433     $   1,041 $    $   1,067

Earnings per share-basic                                               $    0.20     $    0.24     $    0.58      $    0.60
Earnings per share-diluted                                             $    0.19     $    0.24     $    0.55      $    0.59
Dividend declared per share-common stock                               $    0.04     $    0.03     $    0.11      $    0.08
Basic weighted average shares outstanding                              1,802,204     1,776,008     1,794,726      1,779,612
Diluted weighted average shares outstanding                            1,908,887     1,813,192     1,894,614      1,805,718

            See Notes to Unaudited Consolidated Financial Statements.

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                             2003           2002

Cash flows from operating activities
Net earnings                                                              $   1,099    $     1,088

Adjustments to reconcile net earnings to net cash provided by operating activities:
 Depreciation                                                                   273            304
 Amortization of premiums and (accretion) of discounts on
  loans purchased                                                                89           (145)
 Amortization of net deferred loan origination fees                             (69)          (221)
 Amortization of discounts and premiums on  investment securities
  and mortgage-backed securities                                                312            132
 Amortization of deferred compensation                                           97             64
 Gain on sale of securities available for sale                                  (85)           (24)
 Gain on sale of loans receivable held for sale                                 (18)             -
 (Gain) Loss on disposal of fixed assets                                         (1)            53
 Loans originated for sale                                                   (2,732)          (679)
 Proceeds from sale of loans receivable held for sale                         1,481            795
 Changes in operating assets and liabilities:
  Accrued interest receivable                                                    63              8
  Other assets                                                               (7,829)          (251)
  Other liabilities                                                           2,133            752

Net cash provided by (used in) operating activities                          (5,187)         1,876

Cash flows from investing activities
Loans originated, net of refinances                                         (35,362)       (18,855)
Principal repayment on loans                                                 36,038         21,754
Purchase of loans                                                           (18,009)          (820)
Purchases of investment securities held to maturity                            (996)        (2,000)
Purchases of investment securities availablefor sale                        (23,000)       (27,128)
Purchases of mortgage-backed securities held to maturity                          -         (2,093)
Purchases of mortgage-backed securities available for sale                  (17,373)             -
Proceeds from maturities of interest bearing deposits                         1,028          4,000
Proceeds from maturities of mortgage-backed securities held
 to maturity                                                                  3,389          3,471
Proceeds from sale of securities available for sale                          27,990         10,544
Proceeds from sale of mortgage-backed securities available for sale          14,467              -
Principal repayments on mortgage-backed securities
 available for sale                                                           9,621              -
Purchase of Federal Home Loan  Bank stock                                      (210)           (60)
Proceeds from sale of fixed assets                                               35             10
Capital expenditures for office properties and equipment                       (160)          (221)

Net cash used in investing activities                                        (2,542)       (11,398)


     See accompanying notes to unaudited consolidated financial statements.

                         BROADWAY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                           2003                2002

Cash flows from financing activities
Net increase in deposits                                                     11,137          5,059
Increase in advances from Federal Home Loan Bank                              2,347          4,750
Dividends paid                                                                 (260)          (153)
Purchases of treasury stock                                                       -            (83)
Stock options exercised                                                          88             24
Increase in advances by borrowers for taxes and insurance                       222            329

Net cash provided by financing activities                                    13,534          9,926
Net increase in cash and cash equivalents                                     5,805            404
Cash and cash equivalents at beginning of period                              5,359          5,239
Cash and cash equivalents at end of period                                $  11,164    $     5,643

Supplemental disclosures of cash flow information:

Cash paid for interest                                                    $    2,854   $     3,453
Cash paid for income taxes                                                $      582   $       568

Supplemental disclosure of noncash investing and
    financing activities
Transfers of loans to real estate acquired through foreclosure            $       -    $       107
Transfers of loans from held for sale to held for investment              $   3,184    $         -


     See accompanying notes to unaudited consolidated financial statements.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE (1)  -  Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial
Corporation (the "Company"), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2003 and December 31, 2002, the results of their operations and comprehensive earnings for the three and nine months ended September 30, 2003 and 2002 and their cash flows for the nine months ended September 30, 2003 and 2002. These unaudited consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2002 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) - Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,802,204 and 1,776,008 shares for the three months ended September 30, 2003 and 2002, and 1,794,726 and 1,779,612 for the nine months ended September 30, 2003 and 2002, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,908,887 and 1,813,192 shares for the three months ended September 30, 2003 and 2002, and 1,894,614 and 1,805,718 for the nine months ended September 30, 2003 and 2002, respectively).

NOTE (3) - Cash and Cash Equivalents

For purposes of reporting cash flows in the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash and federal funds sold.

                 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
                              STATEMENTS -CONTINUED
                               SEPTEMBER 30, 2003


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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management anticipates the adoption of SFAS 150 will have no impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation 46, provides guidance to improve financial reporting for SPEs, Off-Balance Sheet Structures and Similar Entities" ("FIN 46"), and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for applying the provision of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no business interests that require consolidation or deconsolidation as a result of applying the provisions of FIN 46.

NOTE  (5) -  Stock-based Compensation Plans

The Company has stock-based compensation plans (the "Plans"), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 428,050 shares (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At September 30, 2003, the Company had 37,457 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

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

                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                    ------------              ------------

                                   2003       2002         2003             2002
                                   ----       ----         ----             ----
Net Earnings:
 As reported                     $379,000   $440,000     $1,099,000   $1,088,000
 Deduct:
  Stock-based compensation
  expense, net of tax              14,000     17,000         42,000       38,000
                                 --------   --------     -----------  ----------

 Pro forma                       $365,000   $423,000     $1,057,000   $1,050,000
                                 ========   ========     ==========   ==========

Earnings per share - Basic:
 As reported                        $0.20       $0.24        $0.58         $0.60
 Pro forma                          $0.19       $0.23        $0.56         $0.58
Earnings per share - Diluted:
 As reported                        $0.19       $0.24        $0.55         $0.59
 Pro forma                          $0.18       $0.23        $0.53         $0.57

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

General

Broadway Financial Corporation (the "Company") is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. ("Broadway Federal" or "the Bank"). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 2003, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Comparison of Operating Results for the Three Months and Nine Months ended September 30, 2003 and September 30, 2002

General

The Company recorded net earnings of $379,000 and $1,099,000, or $0.19 and $0.55 per diluted share, respectively, for the three and nine months ended September 30, 2003, compared to $440,000 and $1,088,000, or $0.24 and $0.59 per diluted share, respectively, for the three and nine months ended September 30, 2002. Compared to 2002, third quarter net earnings decreased 13.86% and net earnings for the nine months increased 1.01%.

Net Earnings

The change in net earnings in 2003 over 2002 was primarily attributable to the increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income after provision for loan losses increased $39,000 and $201,000, or 1.95% and 3.36%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. Non-interest income increased $133,000 and $267,000, or 59.38% and 41.98%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. Non-interest expense increased $200,000 and $405,000, or 12.55% and 8.25%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002.

Net Interest Income

Net interest income after provision for loan losses increased to $2,037,000 and $6,189,000 for the three and nine months ended September 30, 2003, from $1,998,000 and $5,988,000 for the same periods in 2002. A nine month rate/volume analysis indicates that the $201,000 increase was primarily attributable to the impact of the growth in average interest-earning assets of $32.9 million, or 19.02%, and interest-bearing liabilities of $30.8 million, or 18.85%, which resulted in an increase in net interest income of $1,080,000 (volume impact), offset by the impact of a decrease in the net interest rate spread of 57 basis points, which resulted in a decrease in net interest income of $879,000 (rate impact).

Loan originations were $18.8 million and $37.8 million for the three and nine months ended September 30, 2003 compared to $7.0 million and $20.4 million for the same periods in 2002. Loan purchases totaled $3.8 million and $17.8 million for the three and nine months ended September 30, 2003, compared to $820,000 and $820,000 for the same periods in 2002. Mortgage-backed securities ("MBS") purchases were $3.4 million and $15.4 million for the three and nine months ended September 30, 2003 compared to $5.0 million and $9.0 million for the same periods in 2002. Loan prepayments amounted to $12.9 million and $36.0 million for the three and nine months ended September 30, 2003 compared to $6.8 million and $21.8 million for the same periods in 2002. In the current low interest rate environment, prepayments are not expected to abate until interest rates rise significantly, and therefore management is focusing on increasing loan volume through originations and purchases. Loans receivable, net grew $20.5 million since December 31, 2002, and reflects the improvements made by management in the Bank's loan product offerings as well as in its efficiency in service to new loan customers.

Interest-bearing liabilities increased $2.7 million during the third quarter of 2003. The increase was primarily attributable to the net effect of an increase in deposits of $3.8 million and a decrease in Federal Home Loan Bank ("FHLB") advances of $1.1 million. For the nine months ended September 30, 2003, interest-bearing liabilities increased $13.5 million, comprised of an $11.1 million increase in deposits and a $2.4 million increase in FHLB advances.

The net interest rate spread for the three and nine months ended September 30, 2003 was 3.78% and 3.90%, respectively, compared to 4.39% and 4.47%, respectively, for the same periods in 2002. The 61 and 57 basis point decrease in spread was attributable to the larger decline in the weighted average yield on the loan portfolio compared to the decline in the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 120 and 128 basis points to 5.65% and 5.87%, respectively, for the three and nine months ended September 30, 2003 from 6.85% and 7.15%, respectively, for the same periods in 2002. The weighted average cost of funds declined to 1.88% and 1.97%, respectively, for the three and nine months ended September 30, 2003 compared to 2.46% and 2.68% for the same periods in 2002. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at September 30, 2003 was 4.62% compared to 4.76% at September 30, 2002, a decline of 14 basis points.

Provision for Loan Losses

As of September 30, 2003, the Company's allowance for loan losses totaled $1.4 million, unchanged from the balance at December 31, 2002. The allowance for loan losses represents 0.87% of gross loans at September 30, 2003, compared to 0.98% at December 31, 2002.

Total non-performing assets, consisting of non-accrual loans and real estate acquired through foreclosure ("REO"), decreased by $55,000, to $80,000 at September 30, 2003 from $135,000 at December 31, 2002. Non-accrual loans at
September 30, 2003 consisted of one loan totaling $80,000 secured by a single-family dwelling. There was no REO as of September 30, 2003 and December 31, 2002. As a percentage of total assets, non-performing assets were 0.04% at September 30, 2003, compared to 0.07% at December 31, 2002.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal's loan portfolio as of September 30, 2003, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation periodically review Broadway Federal's allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-interest Income

Total non-interest income increased to $357,000 and $903,000 for the three and nine months ended September 30, 2003, from $224,000 and $636,000 for the same periods in 2002. The $133,000 increase for the third quarter was primarily attributable to an increase in loan fees and service charges, and net gains on sale of investments and MBS available for sale.

Non-interest  Expense

Total non-interest expense increased to $1,793,000 and $5,313,000 for the three and nine months ended September 30, 2003, from $1,593,000 and $4,908,000 for the same periods in 2002. The $200,000 increase in the third quarter from 2002 to 2003 was primarily attributable to an increase in compensation and benefits costs and occupancy expenses.

Loans Receivable,  Net

Loans receivable, net increased $20.5 million, or 14.6%, to $160.6 million at September 30, 2003 from $140.1 million at December 31, 2002. During the nine months ended September 30, 2003, the Bank purchased $17.8 million of adjustable rate mortgage loans having an initial fixed rate period ("hybrid ARMs"). This purchase of hybrid ARMs, along with loan originations, offset the combined negative effect of a decline in the yield on the loan portfolio and the continuing high level of loan prepayments.

Deposits

Total deposits increased $11.1 million, or 7.11%, to $167.2 million from $156.1 million at December 31, 2002. Core deposits (NOW, demand, money market and passbook accounts) increased by $1.2 million during the third quarter of 2003. At September 30, 2003 core deposits represented 44.6% of total deposits, compared to 40.4% at December 31, 2002, and 39.4% at September 30, 2002. Management has focused on increasing core deposit customers and closely managing the cost of deposits. Management expects deposit growth to be the primary source of funds for loan growth and plans to aggressively market deposit products to targeted customers.

Capital

Total capital at September 30, 2003 was $17.9 million, compared to $16.9 million at December 31, 2002. The increase was primarily due to net earnings for the period.

Performance Ratios

For the three months ended September 30, 2003, the Company's return on average equity declined to 8.49% compared to 11.39% for the same period in 2002. The return on average assets also declined to 0.69% for the three months ended September 30, 2003 compared to 0.95% for the same period in 2002. The ratio of non-interest expense to average assets improved to 3.28% for the three months ended September 30, 2003 compared to 3.46% for the same period in 2002. The efficiency ratio (total non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income) increased to 74.90% in third quarter 2003 compared to 71.69% in third quarter 2002.

Income Taxes

The Company's effective tax rate was approximately 37% and 38% for the three months and nine months ended September 30, 2003, compared to 30% and 37% for the same periods in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. California income taxes are reduced by tax credits relating to the California Enterprise Zone Incentive, which were substantially higher in 2002.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2003, and met all standards necessary to be considered "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

                               FIRREA          FDICIA             Actual
 Regulatory Capital Ratios     Minimum    "Well-capitalized"  At September 30,
   for Broadway Federal      Requirement     Requirement           2003
--------------------------   -----------  ------------------  ----------------

Tangible capital                1.50%            N/A               7.53%

Core capital                    4.00%           5.00%              7.53%

Total risk-based capital        8.00%          10.00%             13.19%

Tier 1 risk-based capital        N/A            6.00%             12.14%


ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Exhibit 31 - Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32 - Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          On October 29, 2003, the Company filed a current report on Form 8-K, pursuant to which it furnished to the Securities and Exchange Commission a copy of the Company's press release regarding financial results for the third fiscal quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:     November 13, 2003      By:  /s/ PAUL C. HUDSON
                                         Paul C. Hudson
                                         President and Chief Executive Officer
                                         Broadway Financial Corporation


Date:     November 13, 2003      By:  /s/ ALVIN D. KANG
                                         Alvin D. Kang
                                         Chief Financial Officer
                                         Broadway Financial Corporation

                                                                      Exhibit 31

                            SECTION 302 CERTIFICATION

I, Paul C. Hudson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation ( the "Company").

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Broadway Financial Corporation as of, and for, the periods presented in this report.

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Company and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date:    November 13, 2003

         /s/ Paul C. Hudson
         Signature

         Paul C. Hudson
         Chief Executive Officer
         Broadway Financial Corporation

                            SECTION 302 CERTIFICATION


I, Alvin D. Kang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadway Financial Corporation (the "Company").

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Broadway Financial Corporation as of, and for, the periods presented in this report;

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Company and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



Date:    November 13, 2003


         /s/ Alvin D. Kang
         Signature

         Alvin D. Kang
         Chief Financial Officer
         Broadway Financial Corporation

                                                                      Exhibit 32

                            Section 906 Certification

Broadway Financial Corporation is furnishing to the Securities and Exchange Commission pursuant to the requirements of Form 10-QSB the following Certification provided by the undersigned to accompany the foregoing Report on Form 10-QSB pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Broadway Financial Corporation.




Date:  November 13, 2003         /s/ Paul C. Hudson
                                  -----------------
                                     Paul C. Hudson
                                     President and Chief Executive Officer
                                     Broadway Financial Corporation



Date: November 13, 2003          /s/ Alvin D. Kang
                                 -----------------
                                     Alvin D. Kang
                                     Chief Financial Officer
                                     Broadway Financial Corporation