Form 10KSB
period 2003-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2004-03-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

BROADWAY FINANCIAL CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	95-4547287
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4800 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock (including attached preferred stock purchase rights),

$0.01 par value per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒ .

State issuer’s revenues for its most recent fiscal year: $13,347,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $17,674,000, based on the average bid and asked prices of such common equity as of February 27, 2004 as quoted on The Nasdaq Stock Market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,832,507 shares of Common Stock at February 27, 2004.

Transitional Small Business Disclosure Format (check one): Yes    ☐        No    ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

BROADWAY FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-KSB

i

ii

Forward-Looking Statements

Certain statements herein, including without limitation, matters discussed under “Management’s Discussion and Analysis” in Part II, Item 6 of this Form 10-KSB, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect Broadway Financial Corporation’s current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, the strength of various segments of the economy and demographics of the Company’s lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on the Company’s interest-earning assets and the cost of its interest-bearing liabilities; (3) the rate of loan losses incurred by Broadway Federal, the level of loss reserves maintained by Broadway Federal and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the Company’s lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and non-residential real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including Management’s Discussion and Analysis.

iii

PART I

Item 1.     Description Of Business

Broadway Financial Corporation

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal” or the “Bank”) as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank’s name was changed to “Broadway Federal Bank, f.s.b.” The conversion was completed, and the Bank became a wholly owned subsidiary of the Company, in January 1996.

The Company’s principal business is serving as the holding company for Broadway Federal. The Company is subject to regulation and examination by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company. The executive offices of the Company are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about the Company and its subsidiaries can visit the Bank’s website at www.broadwayfed.com.

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

Broadway Federal originates and purchases loans for investment and for sale. In most instances, Broadway Federal retains the servicing rights with respect to loans sold. Broadway Federal’s revenues are derived principally from interest on its mortgage loans and interest and dividends on its investments. Broadway Federal’s principal expenses are interest paid on deposits and borrowings, together with general and administrative expenses. Broadway Federal’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, sale of mortgage-backed and other securities, and Federal Home Loan Bank borrowings.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the OTS. The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “—Regulation.”

At December 31, 2003, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

The Los Angeles metropolitan area is a highly competitive market in which Broadway Federal faces significant competition in making loans and in attracting deposits. Although Broadway Federal’s offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, Broadway Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in its market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than Broadway Federal, and many have a regional, statewide or national presence. Management believes that this competition has increased substantially, particularly with respect to one- to four-family and multi-family residential lending activities. Many larger institutions, able to accept lower returns on loans in Broadway Federal’s market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “Regulation—Community Reinvestment Act.”

For much of the period since World War II, the communities of Mid-City and South Los Angeles had a predominately African-American population and, although there is significant variation among communities in South Los Angeles, a substantial portion of the area has historically consisted of low and moderate income neighborhoods and commercial areas. While the area remains predominantly low and moderate income in nature, in more recent years the population has changed, with a rapidly growing Hispanic community, as well as Asian and other ethnic communities.

Historically, there have been relatively few retail banking offices of other financial institutions located in Broadway Federal’s primary market area. This fact, coupled with our observation that the deposit needs and preferences of the Bank’s customers tend to be for passbook or other transactional accounts, rather than higher cost certificates of deposit, has enabled Broadway Federal to maintain a higher proportion of its deposit funding in such “core deposit” accounts. Management believes that this results in Broadway Federal realizing a substantially higher interest rate spread and margin than many other savings institutions.

With respect to its lending activities, Broadway Federal also tailors its business strategy to the communities it serves. Broadway Federal’s loan originations consist primarily of loans on multi-family properties, and to a lesser extent, loans on one- to four-family properties, loans on church properties and commercial properties. During the third quarter of 2003, the Company entered into an affiliated business arrangement with Metrocities Mortgage, LLC that enables the Company to offer a full spectrum of single-family products at competitive pricing. See “Lending Activities—One- to Four-Family Mortgage Lending.”

Lending Activities

General.    Broadway Federal emphasizes the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in its portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing Broadway Federal’s exposure to interest rate risk. At December 31, 2003, approximately 94.53% of Broadway Federal’s mortgage loans had adjustable rates. Although Broadway Federal has continued to originate fixed rate mortgage loans in response to customer demand, and Broadway Federal’s strategy to have a portion of its interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed rate mortgage loans originated by Broadway Federal and some of its ARMs and hybrid ARMs are sold in the secondary market, primarily to the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and other financial institutions. The decision as to whether the loans will be retained in Broadway Federal’s portfolio or sold is made at the time of loan origination. At December 31, 2003, Broadway Federal had five loans held for sale with a principal balance of $1.7 million. The loans consisted of two single-family loans and three multi-family loans.

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

Loan Portfolio Composition.    Broadway Federal’s loan portfolio consists primarily of first mortgage loans not insured or guaranteed by any government agency. At December 31, 2003, Broadway Federal’s gross loan portfolio totaled $195.7 million, of which approximately 72.67% was secured by multi-family properties, 17.28% was secured by one- to four-family residential properties and 8.87% was secured by non-residential properties, with approximately 4.65% of such non-residential properties being church properties. At that same date, approximately 74.01% of Broadway Federal’s one- to four-family mortgage loans, 99.83% of its multi-family residential mortgage loans, and 90.52% of its non-residential mortgage loans had adjustable rates.

The following table sets forth the composition of Broadway Federal’s loan portfolio in dollar amounts and as a percentage of Broadway Federal’s total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2003		2002
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real Estate:
Residential:
One- to Four-Units	$33,817	17.28%	$30,092	20.55%
Five or More Units	142,210	72.67%	95,770	65.39%
Construction	1,726	0.88%	1,726	1.18%
Non-residential	17,350	8.87%	16,924	11.56%
Loans Secured by Deposit Accounts	537	0.27%	350	0.24%
Other	51	0.03%	1,593	1.08%

Gross Loans	195,691	100.00%	146,455	100.00%

Plus:
Premiums on Loans Purchased	107		1
Less:
Loans in Process	255		568
Deferred Loan Fees, net	305		431
Unamortized Discounts	139		173
Allowance for Loan Losses	1,312		1,429

	193,787		143,855
Less:
Loans Held for Sale	1,671		3,770

Total Loans Held for Investment	$192,116		$140,085

Loan Maturities.    The following table sets forth the contractual maturities of Broadway Federal’s gross loans at December 31, 2003. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $49.4 million and $28.8 million for the years ended December 31, 2003 and 2002, respectively.

	December 31, 2003
	One-to- Four Family	Five or More Units	Construction	Non- residential	Savings Secured & Other	Gross Loans Receivable
	(In thousands)
Amounts Due:
One year or less	$73	$714	$1,726	$179	$551	$3,243
After one year:
After one to three years	26	68	—	380	7	481
After three to five years	200	5,891	—	111	12	6,214
After five to ten years	1,121	6,493	—	8,316	18	15,948
After ten to twenty years	9,511	1,834	—	7,070	—	18,415
More than twenty years	22,886	127,210	—	1,294	—	151,390

Total due after one year	33,744	141,496	—	17,171	37	192,448

Total Amounts Due	$33,817	$142,210	$1,726	$17,350	$588	$195,691

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2003 which are contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2003
	Adjustable	Fixed	Total
	(In thousands)
Real Estate Loans:
One- to four-units	$25,029	$8,715	$33,744
Five or more units	141,253	243	141,496
Construction	—	—	—
Non-residential real estate	15,706	1,465	17,171
Other	—	37	37

Total	$181,988	$10,460	$192,448

Origination, Purchase, Sale and Servicing of Loans.    Broadway Federal originates and purchases loans for investment and for sale. Loan sales are made from loans held in Broadway Federal’s portfolio designated as held for sale and loans originated during the period that are so designated.

It is the current practice of Broadway Federal to sell most single-family conforming fixed rate mortgage loans it originates, retaining a limited amount in its portfolio. Broadway Federal also may sell single-family and multi-family ARMs that it originates based upon its investment and liquidity needs and market opportunities. At December 31, 2003, Broadway Federal had two fixed rate loans secured by single-family properties totaling $365,000 and three adjustable rate loans secured by multi-family properties totaling $1.3 million that were categorized as held for sale. Broadway Federal typically retains the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2003, the Bank had $4,000 of capitalized servicing rights.

Broadway Federal receives monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2003 and 2002, Broadway Federal was servicing $15.2 million and $11.0 million, respectively, of loans serviced for others.

From time to time, Broadway Federal purchases residential loans originated by other institutions based upon Broadway Federal’s investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to Broadway Federal’s underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. Broadway Federal purchased $17.8 million of loans during the year ended December 31, 2003 and $820,000 during the year ended December 31, 2002.

The following table provides information concerning Broadway Federal’s loan origination, purchase, sale and principal repayment activity for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002
	(In thousands)
Gross Loans:
Beginning Balance:	$146,455	$143,978
Loans Originated:
One-to Four-Units	4,044	5,840
Five or More Units	75,044	21,819
Construction	—	906
Non-residential	3,014	1,345
Loans Secured by Deposit Accounts	453	245
Other	405	1,150

Total Loans Originated	82,960	31,305

Loan Purchased:
One-to-Four Units	17,785	—
Five or More Units	—	—
Construction	—	820

Total Loans Purchased	17,785	820

Less:
Transfer to real estate owned (“REO”)	—	107
Principal Repayments	49,416	28,811
Sales of Loans	2,093	730

	$195,691	$146,455

Multi-Family Lending.    Broadway Federal originates multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in Broadway Federal’s market area. In reaching its decision on whether to make a multi-family loan, Broadway Federal considers the qualifications of the borrower as well as the underlying property securing the loan. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of loan amount to the lower of the selling price or the appraised value. Most multi-family loans are originated with maturities of up to 30 years. Multi-family loans amounted to $142.2 million and $95.8 million at December 31, 2003 and 2002, respectively. At December 31, 2003, Broadway Federal’s multi-family lending represented 72.67% of the Bank’s gross loan portfolio, compared to 65.39% at December 31, 2002.

The interest rates for Broadway Federal’s multi-family ARMs are indexed to the 11th District Cost of Funds Index (“COFI”), the 1-year Treasury Index (“Treasury”), the 1-year Constant Maturity Treasury Index (“1 Yr CMT”), the 12-month average of the Treasury Index (“12 MTA”) and the six-month London Interbank Offered Rate Index (“LIBOR”). Broadway Federal currently offers loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

Multi-family lending is a significant part of the Company’s strategy to focus on loan program offerings in less competitive markets resulting in higher-yielding assets. The small multi-family loan (generally under $500,000) on properties in Broadway Federal’s market area has been a successful niche for Broadway Federal in the past several years. Most of these multi-family loans had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans generally ranges from three to seven years. The adjustable rate portion of these loans is primarily indexed to the LIBOR Index.

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

When evaluating the qualifications of the borrower for a multi-family loan, Broadway Federal considers, among other things, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, and Broadway Federal’s lending experience with the borrower, where applicable. Broadway Federal’s underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, Broadway Federal generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

Broadway Federal’s largest multi-family loan at December 31, 2003 was a loan totaling $1.9 million. The loan is secured by an 18-unit property located in Los Angeles, California. This loan is currently performing according to its terms. Broadway Federal’s second largest multi-family loan, totaling $1.8 million at that date, was secured by a 24-unit property located in Los Angeles, California. This loan is currently performing according to its terms. At December 31, 2003, Broadway Federal had nine other multi-family loans with a balance exceeding $1.0 million. These loans are currently performing according to their terms.

Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions that have severe effects in Broadway Federal’s primary market areas in Mid-City and South Los Angeles may result in declines in real estate values of multi-family properties that are more pronounced than for single-family residential properties. Broadway Federal attempts to offset the risks associated with multi-family lending through careful application of its underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for single-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

One- to Four-Family Mortgage Lending.    Broadway Federal offers ARMs and fixed rate loans secured by one- to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in Broadway Federal’s primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from Broadway Federal’s loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where Broadway Federal operates. Of the one- to four-family residential mortgage loans outstanding at December 31, 2003, 25.99% were fixed rate loans and 74.01% were ARMs.

The interest rates for Broadway Federal’s single-family ARMs are indexed to the 11th District Cost of Funds Index (“COFI”), the 1-year Treasury Index (“Treasury”) ”), the 1-year Constant Maturity Treasury Index (“1 Yr CMT”), the 12-month average of the Treasury Index (“12 MTA”) and the six-month London Interbank Offered Rate Index (“LIBOR”). Broadway Federal currently offers loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans. At December 31, 2003 and 2002 Broadway Federal had approximately $18.7 million and $22.0 million, respectively, in mortgage loans that permit negative amortization. Broadway Federal has discontinued its loan programs that permit negative amortization. During periods of high interest rates negative amortization may involve a greater risk to Broadway Federal because the loan principal may increase above the amount originally advanced. Broadway Federal believes, however, that the risk of default is not substantial due to Broadway Federal’s underwriting criteria, including relatively low loan-to-value ratios and the seasoning of the loans. The loans it currently holds that permit negative amortization have been outstanding for substantial periods without default. No loans were in negative amortization status at December 31, 2003 and 2002.

Broadway Federal qualifies its ARM borrowers based upon the fully indexed interest rate (COFI or other index plus an applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower may be discounted to a rate determined by Broadway Federal to adjust for market and other competitive factors. The ARMs offered by Broadway have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps and floors, market rates may exceed and/or go below the respective maximum or minimum rates payable on Broadway Federal’s ARMs.

Broadway Federal generally offers fixed rate mortgage loans with terms that primarily are 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed rate mortgage loans are competitively priced based on market conditions and Broadway Federal’s cost of funds. Broadway Federal generally sells long-term fixed rate mortgages in the secondary market.

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

Mortgage loans originated by Broadway Federal generally include due-on-sale clauses, which provide Broadway Federal with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without Broadway Federal’s consent. Due-on-sale clauses are an important means of adjusting the rates on Broadway Federal’s fixed rate mortgage loan portfolio.

In addition to single-family loans originated directly by Broadway Federal, single-family loans are made available through an affiliated business arrangement (“AfBA”) between the Company and Metrocities Mortgage, LLC. The AfBA is a joint venture whereby the Company sources loan customers to the AfBA, doing business as Broadway Metro Financial, and Metrocities Mortgage, LLC provides the origination, processing, underwriting, and funding services. Profits from the AfBA are split in accordance with the terms of the Agreement for the AfBA. This affiliated business arrangement enables the Company and Broadway Federal to offer to customers a full spectrum of single-family loan products at competitive pricing.

Non-Residential Real Estate Lending.    Broadway Federal originates non-residential real estate loans that are generally secured by properties used for religious or for business purposes, such as church buildings, small office buildings, health care facilities and retail facilities located in Broadway Federal’s primary market area. Broadway Federal has limited the origination of non-residential real estate loans in recent years. Of the $17.4 million in non-residential real estate loans at December 31, 2003, $3.0 million and $2.3 million were originated in 2003 and 2002, respectively.

Broadway Federal’s non-residential real estate loans are generally made in amounts up to 75% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARMs or hybrid ARMs indexed to the COFI, the Treasury Index, the LIBOR Index, or the Prime Rate Index. Broadway Federal’s non-residential loan underwriting standards and procedures are similar to those applicable to its multi-family loans. Broadway Federal considers, among other things, the net operating income of the property and the borrower’s management expertise, credit history and profitability. Broadway Federal has generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 130%. The underwriting standards for non-residential loans secured by church properties are different than for non-church, non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

The largest non-residential loan in Broadway Federal’s portfolio was originated in 2003. It is a $550,000 loan to a church in Compton, California, and had an outstanding balance at December 31, 2003 of $547,749. This loan is currently performing according to its terms.

The second largest non-residential loan in Broadway Federal’s portfolio was originated in 1996. It is a real estate loan on a church property for $581,300, located in Inglewood, California, and had an outstanding balance at December 31, 2003 of $546,917. This loan is currently performing according to its terms. At December 31, 2003, Broadway Federal’s portfolio contained two other non-residential loans with outstanding balances exceeding $500,000. These loans are currently performing according to their terms.

Originating loans secured by church properties is a market niche in which Broadway Federal has been active since its inception. Although Broadway Federal does experience delinquencies on some of these loans and has made additions to its allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and Broadway Federal has incurred no losses from foreclosures of these loans to date. Management of Broadway Federal believes that the importance of church organizations in the social and economic structure of the communities they serve makes church lending an important aspect of Broadway Federal’s community orientation. Management further believes that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in Broadway Federal’s portfolio totaled $9.1 million and $8.4 million at December 31, 2003 and 2002, respectively.

Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family residential loans, to adverse conditions in the real estate market or the economy. Additionally, adverse economic conditions in the Bank’s primary lending market area could result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. Broadway Federal seeks to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and generally restricts such loans to its general market area.

Consumer Lending.    Broadway Federal’s consumer loans primarily consist of loans secured by savings accounts. At December 31, 2003, loans secured by savings accounts represented $537,000, or 0.27%, of Broadway Federal’s total gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

Loan Approval Procedures and Authority.    The Bank’s Board of Directors establishes its lending policies. The Loan Committee, which is comprised of the Chief Lending Officer and at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for establishing and monitoring the lending policies of Broadway Federal.

The Board of Directors has authorized the following loan approval limits based upon the amount of Broadway Federal’s total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is $400,000 or less, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower’s existing loans and the loan under consideration is from $400,001 to $800,000, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President-Chief Loan Officer; if the total of the borrower’s existing loans and the loan under consideration is from $800,001 up to $1,200,000, the new loan must be approved by two Loan Committee members, in addition to the Senior Vice President/Chief Loan Officer; and if the total of existing loans and the loan under consideration is more than $1.2 million, the loan must have a unanimous Loan Committee approval. If such unanimous approval is not reached, then the loan may be presented to the Executive Committee of the Board of Directors for approval. These limits were approved by the Board of Directors on December 17, 2003. Prior to that date, any loan in excess of $1 million required Board of Directors’ approval. In addition, it is the practice of Broadway Federal that all loans approved only by management be reported the following month to the two outside directors on the Loan Committee, and be ratified by the Board of Directors.

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

Broadway Federal ceases to accrue interest on all loans that are 90 days past due. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-

accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized by Broadway Federal and the loan is returned to accrual status.

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

A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes it has established adequate loan loss allowances, actual losses are dependent upon future events. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, while Broadway Federal believes that it has established an adequate allowance for loan losses at December 31, 2003, there can be no assurance that the OTS or the FDIC, in reviewing Broadway Federal’s loan portfolio in connection with periodic regulatory examinations, will not request Broadway Federal to materially increase its allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting Broadway Federal’s financial condition and earnings.

At December 31, 2003 Broadway Federal had $94,000 of loans classified as “Substandard,” of which the largest had a principal balance of $80,000 and was secured by a single-family property. At December 31, 2003, no loans were classified as “Doubtful” and no loans were classified as “Loss”. As of December 31, 2003, loans designated as “Special Mention” consisted of two loans totaling $8,000, which were so designated due to delinquencies or other identifiable weaknesses. At December 31, 2003, the largest loan designated as “Special Mention” had a principal balance of $6,000 and was secured by a one- to four family property.

The following table sets forth delinquencies in Broadway Federal’s loan portfolio as of the dates indicated:

	December 31,
	2003				2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In thousands)
One- to four family	—	$—	1	$80	—	$—	2	$96
Multi-family	—	—	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—	1	39

Total	—	$—	1	$80	—	$—	3	$135

Delinquent loans to Total gross loans		0.00%		0.04%		0.00%		0.09%

Non-Performing Assets.    Non-performing assets, consisting of non-accrual loans, decreased by $55,000 from $135,000 at December 31, 2002 to $80,000 at December 31, 2003. As a percentage of total assets, non-performing assets were 0.03% at December 31, 2003, as compared to 0.07% at December 31, 2002.

The following table provides information regarding Broadway Federal’s non-performing assets at the dates indicated. For the years ended December 31, 2003 and 2002, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $4,000 and $13,000, respectively, as compared with the respective amounts actually received on non-accrual loans of $4,000 and $13,000. Broadway Federal had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2003. No accruing loans were contractually past due by 90 days or more at December 31, 2003.

	At December 31,
	2003	2002
	(In thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$80	$96
Multi-family	—	—
Non-residential	—	39

Total non-accrual loans	80	135

Total non-performing assets	$80	$135

Allowance for loan losses as a percentage of gross loans	0.67%	0.98%
Allowance for loan losses as a percentage of total non-accrual loans	1,640.00%	1,058.52%
Allowance for losses as a percentage of total non-performing assets	1,640.00%	1,058.52%
Non-accrual loans as a percentage of gross loans	0.04%	0.09%
Non-performing assets as a percentage of total assets	0.03%	0.07%
Net charge-offs to average loans	—	—
Impaired loans as a percentage of gross loans	0.00%	0.03%

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

The Bank also maintains an allowance for impaired loans as a component of its allowance for loan losses. The Bank reviews all loans with principal balances of less than $250,000 for impairment on a collective basis . Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of the Bank’s normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, the Bank measures impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2003, Broadway Federal had no impaired loans.

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

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, Broadway Federal either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. At December 31, 2003 and 2002, Broadway Federal had no REO.

The following table sets forth Broadway Federal’s allowances for loan losses at the dates indicated:

	December 31,
	2003	2002
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,429	$1,571
Charge-offs	—	—
Recoveries	(117)	(142)
Provision charged to earnings	—	—

Balance at end of year	$1,312	$1,429

The following table sets forth the ratios of Broadway Federal’s allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

	Allocation of the Allowance for Loan Losses at December 31,
	2003		2002
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to-four family	$73	17.28%	$129	20.55%
Multi-family	853	72.67%	855	65.39%
Non-residential	249	8.87%	282	11.56%
Construction	17	0.88%	19	1.18%
Other	57	0.30%	86	1.32%
Unallocated	63	—	58	—

Total allowance for loan losses	$1,312	100.00%	$1,429	100.00%

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

The investment policy of the Company is to provide a source of liquidity for deposit contraction, borrowings repayment and loan fundings, and to generate a favorable return on investments without incurring undue interest-rate and credit risk. The Company’s investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. At December 31, 2003 and 2002, the Company had investment and mortgage-backed securities in the aggregate amount of $19.5 million and $45.4 million, respectively, with fair values of $19.8 million and $46.1 million, respectively. Mortgage-backed securities consist principally of Fannie Mae and Freddie Mac securities backed by 30-year amortizing loans, structured with a fixed interest rate for a period of five or seven years, after which time the securities convert to a one-year or six-month adjustable rate mortgage. Such loans are referred to as hybrid ARMs.

The following table sets forth information regarding the amortized cost and fair values of the Company’s investment and mortgage-backed securities at the dates indicated.

	December 31,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment and mortgage-backed securities:
Held to maturity:
Mortgage-backed securities	$6,317	$6,664	$10,843	$11,317
Federal Agency debentures	3,996	3,967	2,000	2,046
Available for sale:
Mortgage-backed securities	9,233	9,122	27,603	27,697
Mutual Funds	—	—	5,002	5,007

Total investment and mortgage-backed securities	$19,546	$19,753	$45,448	$46,067

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities as of December 31, 2003.

	At December 31, 2003
	Less than One Year		One to Five Years		Five to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$—	—%	$—	—%	$620	6.72%	$5,697	6.79%	$6,317	6.78%
Federal Agency debentures	—	—%	—	—%	2,996	3.93%	1,000	4.00%	3,996	3.95%
Available for sale:
Mortgage-backed securities	—	—%	—	—%	—	—%	9,233	3.92%	9,233	3.92%

Total	$—	—%	$—	—%	$3,616	4.41%	$15,930	4.95%	$19,546	4.85%

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

The following table sets forth the distribution of Broadway Federal’s deposit accounts by category of account for the years indicated and the weighted average balances and interest rates on each category of deposits presented.

	Year Ended December 31,
	2003			2002
	Average Balance	Percentage of Total	Weighted Average Rate	Average Balance	Percentage of Total	Weighted Average Rate
	(Dollars in thousands)
Money market deposits	$12,154	7.29%	1.31%	$8,030	5.22%	1.48%
Passbook deposits	33,422	20.03%	0.60%	28,665	18.62%	0.81%
NOW and other demand deposits	26,083	15.64%	0.16%	24,070	15.63%	0.18%
Time deposits	95,163	57.04%	2.79%	93,223	60.53%	3.60%

Total Deposits	$166,822	100.00%	1.83%	$153,988	100.00%	2.42%

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2003, maturing within the next twelve months.

	December 31, 2003
	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$12,745	1.64%
Over three through six months	7,393	1.83%
Over six through 12 months	10,151	2.10%

Total	$30,289	1.84%

Borrowings.    From time to time Broadway Federal has obtained advances from the FHLB and will do so in the future as an alternative to retail deposit funds. FHLB advances are used to meet cash needs for operations, to fund loans or to acquire such other assets as may be deemed appropriate for investment purposes. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2003 and 2002, Broadway Federal had $28.5 million and $28.7 million, respectively, in outstanding advances from the FHLB. During December 2002, Broadway Federal refinanced $4.5 million in 6.64% advances due in September 2003 and incurred a prepayment fee of $185,000, which was charged to interest expense. The new advances had maturities ranging from one to three years and had a weighted average interest rate of 2.17%.

On January 17, 2003 the Company entered into an unsecured $5.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest. The line of credit was renewed on March 15, 2004 and was increased to $6.0 million.

The following table sets forth certain information regarding Broadway Federal’s borrowed funds at or for the periods indicated:

	At or For the Year Ended
	2003	2002
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding	$29,807	$15,088
Maximum amount outstanding at any month-end period	$35,425	$30,664
Balance outstanding at end of year	$28,502	$28,724
Weighted average interest rate during the year	2.49%	5.41%
Weighted average interest rate at end of year	2.46%	2.67%

Personnel

At December 31, 2003, Broadway Federal had 61 employees, 49 of whom were full-time employees and 12 of whom were part-time employees. Broadway Federal believes that it has good relations with its employees and none are represented by a collective bargaining group.

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

Financial institutions, including Broadway Federal, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of adverse environmental conditions thereof. The potential liabilities under federal and state environmental legislation may affect the Bank’s decision whether to foreclose on real property that secures its loans and on the actions the Bank may take with respect to its borrowers preceding foreclosure. Liability for environmental remediation costs may be imposed under federal and state laws without regard to whether an entity actually caused the environmental condition and may, under certain circumstances, be imposed on a real property lender if the lender is deemed to exercise control over the borrower that is the owner of the real property. If the Bank forecloses on property containing hazardous substances, the Bank could become subject to additional environmental statutes, regulations and common law relating to such matters as asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, waste water discharges, hazardous waste management, and third party claims for personal injury and property damage.

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

The core capital requirement generally requires a savings institution to maintain “core capital” of not less than 4% of adjusted total assets. “Core capital” includes common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution’s core capital is, in general, calculated in accordance with generally accepted accounting principles (“GAAP”), with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

A savings institution is required to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. “Tangible capital” is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2003 and 2002, Broadway Federal’s general valuation allowance included in supplementary capital was $1.3 million and $1.4 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of Broadway Federal’s equity capital to the minimum OTS regulatory capital requirements as of December 31, 2003 and December 31, 2002:

	As of December 31,
	2003			2002
	Tangible Capital	Core Capital	Risk- based Capital	Tangible Capital	Core Capital	Risk- based Capital
	(In thousands)
Equity capital-Broadway Federal	$17,216	$17,216	$17,216	$14,504	$14,504	$14,504
Additional supplementary capital:
General valuation allowance	—	—	1,312	—	—	1,429
Assets required to be added (deducted)	68	68	68	(157)	(157)	(157)

Regulatory capital balances	17,284	17,284	18,596	14,347	14,347	15,776
Minimum requirement	3,448	9,196	12,637	3,069	8,185	9,599

Excess over requirement	$13,836	$8,088	$5,959	$11,278	$6,162	$6,177

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

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2003, Broadway Federal was a well-capitalized institution.

The table below presents Broadway Federal’s capital ratios at December 31, 2003 and 2002:

	Actual		Well Capitalized Requirement
	Amount	Ratios
	(Dollars in thousands)
December 31, 2003:
Leverage/Tangible Ratio	$17,284	7.52%	5.0%
Tier 1 Risk based ratio	$17,284	10.94%	6.0%
Total Risk based ratio	$18,596	11.77%	10.0%
December 31, 2002:
Leverage/Tangible Ratio	$14,347	7.01%	5.0%
Tier I Risk based ratio	$14,347	11.96%	6.0%
Total Risk based ratio	$15,776	13.15%	10.0%

Loans to One Borrower.    Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2003, the maximum amount that Broadway Federal could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $2.8 million. The Bank’s internal policy limits loans to one borrower to $2.2 million. At December 31, 2003, the largest aggregate amount of loans that Broadway Federal had outstanding to any one borrower was $1.9 million.

Community Reinvestment Act.    The Community Reinvestment Act (“CRA”) requires each savings institution, as well as other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of a savings institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OTS assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Broadway Federal was rated “outstanding” in its most recent CRA examination.

Qualified Thrift Lender Test.    Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2003, Broadway Federal was in compliance with its QTL test requirements.

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

OTS approval must be obtained prior to any person acquiring control of the Company or Broadway Federal. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company and may be presumed to exist at lower levels of ownership under certain circumstances.

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

Broadway Federal’s ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account.

Financial Modernization Legislation.    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the “G-L-B Act”) that significantly reforms various aspects of the financial services industry. The G-L-B Act authorizes affiliations between banking securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in non-financial activities and prohibits the formation of new unitary holding companies by non-financial companies.

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

Bad Debt Reserves.    Broadway Federal has qualified under provisions of the Internal Revenue Code (the “Code”) that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debts, under which additions to reserves are based on the institution’s six-year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

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

Item 2.    Description of Property

Broadway Federal conducts its business through four branch offices. Broadway Federal’s loan service operation is also conducted from one of its branch offices. Broadway Federal’s administrative and corporate operations are conducted from the Company’s corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of its branch offices.

There are no mortgages, material liens or encumbrances against any of Broadway Federal’s owned properties. Management believes that all of the properties are adequately covered by insurance, and believes that Broadway Federal’s facilities are adequate to meet the present needs of Broadway Federal and the Company.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(In thousands)
Administrative/Branch Office/ Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	—	$1,931
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$114
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	—	$805
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	—	$2,229
Los Angeles, CA

Item 3.    Legal Proceedings

In the ordinary course of business, the Company and Broadway Federal are defendants in various litigation matters from time to time. In the opinion of management, the disposition of any suits pending against the Company and Broadway Federal would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System-Small Cap Market (“NASDAQ-Small Cap”) under the symbol “BYFC.” As of February 27, 2004, 1,832,507 shares of Common Stock were outstanding and held by approximately 423 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table (adjusted for stock split) sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

2003	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$14.75	$14.03	$13.01	$12.08
Low	$13.00	$11.32	$10.65	$9.49

2002	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$10.16	$8.35	$8.00	$6.40
Low	$7.79	$6.45	$6.25	$6.20

The Company paid quarterly dividends on its Common Stock at the rate of $0.025 per share during the first three quarters of 2002 and increased its quarterly dividend to $0.0375 per share during the fourth quarter of 2002 and the year ended December 31, 2003. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company’s Board of Directors, which will be based on and subject to the Board’s assessment of the Company’s financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

Dividends from the Bank are the Company’s principal source of income. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. A 30-day prior notice to the OTS is required before any capital distribution is made.

In addition to Common Stock, the Company, as part of the Bank’s mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series A Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to use them to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Series A Preferred Stock. On December 30, 2002, the Company issued 100,000 shares of non-cumulative, non-voting Series B Preferred Stock with a liquidation preference of $10 per share to Fannie Mae for gross proceeds of $1.0 million. Both the Series A and the Series B Preferred Stock have non-cumulative annual dividend rates of 5% of their liquidation preference, are non-voting and non-convertible, and are subordinate to all indebtedness of the Company, including customer accounts. Both series of preferred stock were issued without registration under the Securities Act of 1933 pursuant to the registration exemption provided by Section 4(2) thereof.

Item 6.    Management’s Discussion and Analysis

General.    Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. The conversion was completed, and the Bank became a wholly owned subsidiary of the Company, in January 1996. See “Description of Business-Broadway Financial Corporation.”

The Company’s and Broadway Federal’s results of operations are dependent primarily on net interest income after provisions for loan losses, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings, less provisions for loan losses. Broadway Federal also generates recurring non-interest income such as transactional fees on its loan and deposit portfolios. The Company’s operating results are affected by the amount of the Bank’s general and administrative expenses, which consist principally of employee compensation and benefits and occupancy expenses. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

At the beginning of 2002, the Board of Directors implemented a multi-year business strategy. The strategy included the initial use of investments and mortgage-backed securities to augment income and provide a liquidity base for future loan growth. During 2003, the strategy included the addition of staff primarily in the area of loan originations. The basic tenets of the strategy have remained constant over the two years though some modifications were made to adapt to a changing economic environment. The successful implementation of the business strategy resulted in a dramatic increase in loan originations during the second half of 2003.

During 2002, total loan originations were $31.3 million, with multi-family loans comprising 70% of the total. The volume and product mix was similar to the prior year. However, also during 2002, the Bank purchased $44.5 million in investment securities and $47.1 million in mortgage-backed securities as part of the plan to increase income. Funding for the growth was made possible through an increase in deposits of $5.0 million, an increase in borrowings of $17.2 million and principal repayments on loans of $28.8 million. In addition, the Bank sold $42.0 million in investment securities and $17.4 million in mortgage-backed securities.

During 2003, total loan originations grew 165% to $83.0 million, with a continuing focus on multi-family products which comprised over 90% of the total increase. Loan production has been augmented with $17.8 million in purchases during the year. The overall growth in loans was achieved through the development of broker relationships that came to rely on the Bank’s commitment to multi-family lending, dependable delivery system and consistently competitive rates and incentives. The growth was funded by an increase in deposits of $23.8 million, principal repayments on loans of $49.4 million and the sales and principal repayments on investments and mortgage-backed securities of $51.0 million and $44.2 million, respectively, during the year.

For the years ended December 31, 2003 and 2002, the Company recorded net earnings of $1.5 million or $0.77 per diluted common share and $1.4 million or $0.77 per diluted common share, respectively. At December 31, 2003 and 2002, respectively, the Company had total assets of $229.8 million and $204.9 million; total deposits of $179.9 million and $156.1 million; and stockholders’ equity of $18.2 million and $16.9 million, representing 7.92% and 8.26% of assets, respectively. Each of the Bank’s regulatory capital ratios exceeded regulatory requirements at December 31, 2003 and 2002, with tangible and core capital each at 7.52% and 7.01% and risk-based capital at 11.77% and 13.15%, respectively.

The Company’s level of non-performing assets, comprised of non-accrual loans, declined to $80,000 or 0.03% of total assets at December 31, 2003, from $135,000 or 0.07% at December 31, 2002.

Recent Developments.    On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The initial interest rate is 3.65%.

On March 18, 2004, the Company purchased the holdings of Hot Creek in Broadway Financial Corporation common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of Broadway Financial Corporation’s common stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company intends to make a public tender offer for up to 183,251 shares of common stock, constituting 10% of Broadway Financial Corporation’s common shares outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of Broadway Financial Corporation stock.

The above-described transactions are expected to result in an approximate 17.6% reduction in the Company’s book value per common share, but are also expected to be accretive to the Company’s future reported earnings per common share. Cathay has informed the Company that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Interest Rate Sensitivity.    Interest rate risk is the exposure of Broadway Federal’s current and future earnings and equity capital to adverse movements in interest rates. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of the Company’s interest-earning assets as compared with its interest-bearing liabilities. Broadway Federal’s loan portfolio is predominantly comprised of ARMs tied to COFI, the Treasury Index, the 12 MTA or LIBOR. During 2003 and 2002, these ARMs have generally repriced at a slower rate than the repricing of the Bank’s interest-bearing liabilities as interest rates have declined. A significant portion of the Bank’s adjustable rate loans have declined to their floors, thus contributing to the slower rate of repricing on the loan portfolio. However, the benefit of this lag effect has been partially offset by the increase in refinancings of portfolio loans resulting in loan pay-offs. Additionally, new loan originations have been recorded at lower rates than the rates for loans paid off. If interest rates increase, the yield on the Bank’s adjustable rate loans will not reprice upward until the fully-indexed rate exceeds the floors, which in turn, could reduce the amount of net interest income earned in further periods.

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the impact on its net interest income and market value of equity. The Company, through Broadway Federal, achieves these objectives primarily by the marketing and funding of ARMs, which, other than hybrid ARMs, generally reprice at least annually and are indexed to COFI, the Treasury Index, the 12 MTA or LIBOR. The hybrid ARMs have fixed rates of interest for a period of time, generally three to seven years, before adjusting.

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Company’s Board of Directors has established an Investment Committee, which is responsible for reviewing the Company’s asset/liability policies and interest rate risk position. The Committee generally meets quarterly, or more often as deemed necessary, and reports to the Board of Directors on interest rate risk and trends on a quarterly basis. There can be no assurance that the Company will be able to maintain its desired interest rate risk position or to implement other strategies to manage interest rate risk in the future. Accordingly, the Company’s net interest income will remain subject to the movements of interest rates, up or down, and such movements could have a negative impact on the earnings of the Company.

Neither the Company nor the Bank engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Company’s Investment Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

Net Portfolio Value.    Net Portfolio Value (“NPV”) is the difference between the present value of expected future cash flows of the Bank’s assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting the cash flows using the assumed interest rates for the various scenarios. Under current OTS regulations and practice, the effect on NPV must be calculated for immediate, parallel, and sustained interest rate changes of plus or minus 100 basis points, and plus 200 and 300 basis points as a test of an institution’s exposure to interest rate risk.

The following tables present Broadway Federal’s NPV as of December 31, 2003. This information is provided solely to illustrate the current application of the above-described regulation to Broadway Federal and is based upon data and assumptions about how interest rate changes may affect Broadway Federal’s interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2003
Change in Interest Rates in Basis Points (Rate Shock)	Amount	NPV Dollar Change	Percent Change (1)	Change in NPV as Percent of Present Value of Assets
(Dollars in thousands)
300	$21,824	$(890)	(4)%	0.10%
200	$22,147	$(567)	(2)%	0.08%
100	$22,585	$(129)	(1)%	0.10%
Zero	$22,714	—	—	—
(100)	$22,503	$(211)	(1)%	(0.24)%

(1)	Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate, parallel, and sustained 100 basis point change in interest rates at December 31, 2003, Broadway Federal would experience a 1% decrease in NPV in a rising rate environment and a 1% decrease in NPV in a declining rate environment.

In evaluating Broadway Federal’s exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under “Interest Rate Sensitivity” above, and the fact that market interest rates are unlikely to adjust simultaneously.

Critical Accounting Policies.    The discussion and analysis of the financial condition and results of operations of the Company are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management that have a material impact on the carrying value of loans receivable. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in Item 1. “Description of Business—Lending Activities—Allowance for Loan Losses”.

Market Risk.    The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003 based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments or trading portfolio, as of December 31, 2003. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument’s contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as described in the notes to the table. With respect to the Company’s adjustable rate instruments, the expected maturity date values were measured by adjusting the instrument’s contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments.

	Expected Maturity Date Fiscal Year Ended December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Earnings Assets:
Loans receivable (1)(2)(3)
Fixed	$4,062	$2,321	$1,605	$1,083	$618	$1,248	$10,937	$11,742
Average interest rate	7.02%	7.94%	8.05%	8.08%	7.96%	8.11%	7.65%
Adjustable	$106,333	$18,551	$31,864	$14,408	$11,099	$2,348	$184,603	$185,237
Average interest rate	6.13%	6.15%	5.66%	5.42%	5.57%	5.42%	5.95%
Investment securities (4)	$2,000	—	—	—	—	$1,996	$3,996	$3,967
Average interest rate	1.93%	—	—	—	—	4.47%	3.20%
Mortgage backed securities (5)(6)
Fixed	$2,101	$1,330	$842	$532	$337	$566	$5,708	$6,035
Average interest rate	4.75%	4.75%	4.74%	4.74%	4.74%	4.74%	4.75%
Adjustable	$2,659	$1,602	$1,249	$975	$2,018	$1,339	$9,842	$9,751
Average interest rate	4.13%	4.13%	4.13%	4.13%	4.03%	4.30%	4.13%
Interest bearing deposits	$2,973	—	—	—	—	—	$2,973	$2,973
Average interest rate	0.95%	—	—	—	—	—	0.95%
Total interest earning assets	$120,128	$23,804	$35,560	$16,998	$14,072	$7,497	$218,059	$219,553
Interest Bearing Liabilities
Savings account deposits
NOW accounts (7)	$2,665	$2,212	$1,836	$1,524	$6,964	—	$15,201	$15,201
Average interest rate	0.25%	0.25%	0.25%	0.25%	0.25%	—	0.25%
Passbook accounts (8)	$5,691	$4,723	$3,920	$3,254	$2,701	$12,736	$33,025	$33,025
Average interest rate	0.55%	0.55%	0.55%	0.55%	0.55%	0.55%	0.55%
Certificate accounts (9)	$62,222	$13,463	$19,598	$3,239	$3,166	$1,281	$102,969	$104,159
Average interest rate	2.57%	2.57%	2.57%	2.57%	2.57%	2.57%	2.57%
Money Market funds (10)	$5,165	$3,460	$7,044	—	—	—	$15,669	$15,669
Average interest rate	1.48%	1.48%	1.48%	—	—	—	1.48%
Non-interest bearing checking	$4,328	$2,900	$1,943	$1,302	$872	$1,698	$13,043	$13,043
Average interest rate
Federal Home Loan Bank Advances:
Fixed rate borrowing	$11,580	$9,508	$5,937	$1,477	—	—	$28,502	$28,689
Average interest rate	2.34%	2.42%	2.63%	2.87%	—	—	2.46%
Other interest bearing liabilities	—	—	—	$953	—	—	$953	$936
Average interest rate	—	—	—	2.00%	—	—	2.00%
Total interest bearing liabilities	$91,651	$36,266	$40,278	$11,749	$13,703	$15,715	$209,362	$210,722

(1)	Does not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.
(2)

For fixed rate single-family residential loans assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 22% to 37% for the fixed and balloon mortgage loans. For adjustable rate single-family loans, the expected maturity is the repayment of principal or reset date, whichever occurs first. Assumes a prepayment rate of 20% to 30%. For fixed rate non-single family residential loans, assumes annual amortization and a prepayment rate of 8%. For adjustable rate non-single family residential loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 8%.

(3)	Approximately twenty-five percent (25%) of the Company’s adjustable rate loans change with COFI or the 12 MTA. The vast majority of these loans reprice on an average of six months or less. The remaining adjustable rate loans primarily change with a current market index such as the Treasury Index or LIBOR. All loans are subject to various market-based annual and lifetime rate caps and floors.
(4)	Investment securities of the Company are Federal Agency debentures.
(5)	For fixed rate mortgage-backed securities with single-family residential loan collateral, assumes annual amortization and balloon maturities as appropriate. Assumes prepayment rates of 27% to 37% for fixed rate securities.
(6)	The Company’s adjustable rate mortgage-backed securities reprice on an annual basis based upon changes in the Treasury. Various annual and lifetime market-based caps and floors exist. Assumes a prepayment rate of 16% to 30%.
(7)	For NOW accounts, assumes a 17% decay rate for five years, with the remaining balance maturing at the end of five years.
(8)	For regular passbook savings accounts, assumes a 17% decay rate for seven years, with the remaining balance maturing at the end of seven years.
(9)	Certificate accounts, assumes stated maturities.
(10)	Money Market fund accounts, assumes a 33% decay rate, with the remaining balances maturing in the third year.

Average Balance Sheet.    The following table sets forth certain information relating to the Company’s average balance sheets for the years ended December 31, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields.

	For the Year Ended December 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$2,989	$11	0.36%	$2,674	$30	1.13%
Federal Funds sold and other short-term investments	6,762	114	1.70%	13,663	393	2.88%
Investment securities	2,635	108	4.08%	1,703	68	3.99%
Loans receivable(1)(2)	156,902	10,426	6.64%	139,349	10,784	7.74%
Mortgage-backed securities	38,046	1,438	3.78%	20,765	1,109	5.34%
FHLB stock	1,669	72	4.30%	1,455	85	5.84%

Total interest-earning assets	209,003	$12,169	5.82%	179,609	$12,469	6.94%

Non-interest-earning assets	8,796			8,180

Total assets	$217,799			$187,789

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$12,154	$160	1.31%	$8,030	$119	1.48%
Passbook deposits	33,422	202	0.60%	28,665	232	0.81%
NOW and other demand deposits	26,083	42	0.16%	24,070	43	0.18%
Certificate accounts	95,163	2,657	2.79%	93,223	3,358	3.60%

Total deposits	166,822	3,061	1.83%	153,988	3,752	2.42%
FHLB advances	29,807	741	2.49%	15,088	817	5.41%

Total interest-bearing liabilities	196,629	$3,802	1.93%	169,076	$4,569	2.70%

Non-interest-bearing liabilities	4,119			3,259
Stockholders’ Equity	17,051			15,454

Total liabilities and stockholders’ equity	$217,799			$187,789

Net interest rate spread (3)		$8,367	3.89%		$7,900	4.24%

Effective net interest rate spread(4)			4.00%			4.40%
Ratio of interest-earning assets to interest-bearing liabilities			106.29%			106.23%
Return on average assets			0.71%			0.77%
Return on average equity			9.08%			9.32%
Average equity to average assets ratio			7.83%			8.23%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year ended December 31, 2003 Compared to year ended December 31, 2002			Year ended December 31, 2002 Compared to year ended December 31, 2001
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$3	$(22)	$(19)	$12	$(3)	$9
Federal funds sold and other short term investments	234	(513)	(279)	90	(291)	(201)
Investment securities, net	38	2	40	(14)	(8)	(22)
Loans receivable, net	2,791	(3,149)	(358)	520	(1,188)	(668)
Mortgage backed securities, net	723	(394)	329	488	(123)	365
FHLB stock	16	(29)	(13)	7	(19)	(12)

Total interest-earning assets	3,805	(4,105)	(300)	1,103	(1,632)	(529)

Interest-bearing liabilities:
Money market deposits	56	(15)	41	40	(27)	13
Passbook deposits	(31)	1	(30)	9	(66)	(57)
NOW and other demand deposits	7	(8)	(1)	12	(47)	(35)
Certificate accounts	71	(772)	(701)	82	(1,924)	(1,842)
FHLB advances	518	(594)	(76)	357	(120)	237

Total interest-bearing liabilities	621	(1,388)	(767)	500	(2,184)	(1,684)

Change in net interest income	$3,184	$(2,717)	$467	$603	$552	$1,155

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General.    The Company recorded net earnings of $1.5 million or $0.77 per diluted common share, for the year ended December 31, 2003, compared to net earnings of $1.4 million or $0.77 per diluted common share, for the year ended December 31, 2002. The growth in net earnings was largely attributable to an increase in net interest income after a recovery of loan losses of $117,000 (“net interest margin”), which increased by $442,000 during the year.

Interest Income.    Interest income decreased by $300,000 or 2.41% in 2003 compared to 2002. The decrease was primarily attributable to a 112 basis point decrease in the yield on interest earning assets offset by the effect of a $29.4 million increase in average interest-earning assets in 2003 compared to 2002. The Bank was able to increase its loan portfolio through loan originations and purchases. The loan portfolio increased to $193.8 million at December 31, 2003 from $143.9 million at December 31, 2002.

The yield on average interest-earning assets was 5.82% in 2003 compared to 6.94% in 2002, a decrease of 112 basis points. The mortgage-backed portfolio yield declined to 3.78% in 2003 from 5.34% in 2002, a 156 basis point decrease. The loan portfolio yield also declined to 6.64% in 2003 from 7.74% in 2002, a 110 basis point decrease.

Interest Expense.    Interest expense decreased by $767,000 or 16.79% in 2003 compared to 2002. The decrease was primarily attributable to a 77 basis point decrease in the cost of interest-bearing liabilities to 1.93% in 2003 from 2.70% in 2002, offset by the effect of a $27.6 million increase in average interest-bearing liabilities to $196.6 million in 2003 from $169.1 million in 2002. Deposits grew to $179.9 million at December 31, 2003 from $156.1 million at December 31, 2002, and the weighted average cost of deposits decreased to 1.83% in 2003 from 2.42% in 2002. Of the deposit growth, $15.3 million occurred in core deposit accounts, consisting of NOW and demand deposits, money market deposits and passbook deposits. Core deposits grew to $76.9 million at December 31, 2003 from $61.6 million at December 31, 2002. The average cost of core deposits decreased to 0.56% in 2003 from 0.65% in 2002 and the cost of certificate accounts also decreased to 2.79% in 2003 from 3.60% in 2002.

The weighted average cost of FHLB advances was 2.49% in 2003 compared to 5.41% in 2002. The higher cost of borrowings in 2002 was substantially related to fixed rate borrowings maturing in 2002 and 2003 with interest rates ranging from 6.64% to 6.77%. During December 2002, FHLB advances of $4.5 million due in September 2003 were refinanced with new borrowings with maturities ranging from one to three years, and with an average interest rate of 2.17%. The Bank paid $185,000 in prepayment fees, which has been included in interest expense in the accompanying Statement of Operations and Comprehensive Earnings.

Net Interest Income After Recovery of Loan Losses.    Net interest income after recovery of loan losses increased by $442,000 or 5.5% in 2003 compared to 2002. The net interest rate spread decreased to 3.89% from 4.24%. The effective net interest rate spread increased to 4.00% from 4.40%.

The allowance for loan losses as a percentage of total loans was 0.67% at December 31, 2003 compared to 0.98% at December 31, 2002. The Bank’s ratio of non-performing assets, consisting of non-accrual loans to total assets improved to 0.03% at December 31, 2003, from 0.07% at December 31, 2002. At December 31, 2003 and 2002, the Bank had no foreclosed real estate assets.

Non-Interest Income.    Non-interest income increased by $300,000 or 34.17% in 2003 compared to 2002 primarily from the increase in service charges amounting to $276,000.

Non-Interest Expense. Non-interest expense increased $519,000 or 7.83% in 2003 compared to 2002. The increase was primarily attributable to an increase in compensation and benefits relating to higher performance bonuses and to higher salaries.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Assets.    Total assets at the end of 2003 were $229.8 million compared to $204.9 million at the end of 2002, a $24.9 million increase. Assets increased largely due to the increase in loans of $49.9 million.

Mortgage-backed securities available for sale decreased $18.6 million in 2003 resulting from sales and repayments. Mortgage-backed securities classified as held to maturity decreased $4.5 million because of repayments. During the third and fourth quarter of 2002, the Bank implemented a revenue enhancement strategy consisting of investing in Federal Agency mortgage-backed securities, primarily FNMA, FHLMC & GNMAs, funded by liquidation of lower-yielding short-term investments, and by FHLB advances. The mortgage-backed securities consist of 30 year amortizing loans, structured with a fixed interest rate for a period of five or seven years, after which time the securities convert to a one-year or six-month standard adjustable rate mortgage. Such loans are referred to as hybrid ARMs. As loan origination volume increased in 2003, the mortgage-backed securities were sold to provide funds for loan originations.

Loans receivable, including loans held for sale, increased $49.9 million in 2003 resulting from loan originations of $83.0 million, offset by loan payoffs, and principal repayments of $49.4 million. In 2002 loans receivable increased $2.6 million. At December 31, 2003 and 2002, 94.53% and 89.74%, respectively, of loans receivable were adjustable rate mortgages. At those same dates 72.67% and 65.4%, respectively, were multifamily loans, and 17.28% and 20.55%, respectively, were single-family loans.

Liabilities.    Total liabilities at the end of 2003 were $211.6 million compared to $188.0 million at the end of 2002, a $23.6 million increase. The increase was primarily attributable to a $23.8 million increase in deposits.

During the third and fourth quarter of 2002, the Bank borrowed $20 million in 54-month amortizing advances to fund the purchase of Federal Agency hybrid ARMs as part of the Bank’s revenue enhancement strategy. At December 31, 2003 and 2002, FHLB advances were 12.4% and 14.0%, respectively, of total assets, and the weighted average cost of advances at those dates was 2.46% and 2.67%, respectively.

Deposits increased by $23.8 million in 2003. During 2003, the Bank focused on increasing the percentage of core deposits to total deposits by offering new money market products. At the end of 2003, core deposits represented 42.77% of total deposits compared to 39.43% at the end of 2002. The Bank also focused on extending its certificate of deposit maturities in the current low interest rate environment, and was able to increase the weighted average certificate of deposit maturity to 25 months at year-end 2003 from 18 months at year-end 2002. At December 31, 2003 and 2002, the weighted average cost of deposits was 1.83% and 2.42%, respectively, a 59 basis point decrease.

Liquidity and Capital Resources.    Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and borrowings under a $6.0 million line of credit with First Federal Bank of California. Additionally, in December 2002, the Company issued 100,000 shares of non-cumulative, non-voting Series B Preferred Stock to Fannie Mae for gross proceeds of $1.0 million. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

In July 2001, the Office of Thrift Supervision removed the regulation that required a savings institution to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, and retained a provision requiring a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management. The Bank’s goal is to maintain cash and liquid investments at a modest level, particularly in light of the available borrowing capacity from the FHLB and other sources. At December 31, 2003 cash and cash equivalents, short-term investments and excess borrowing capacity from the FHLB was 17.31% of the liquidity base (defined as deposits plus borrowings less share loans).

The Bank has other sources of liquidity in the event that a need for additional funds arises, including brokered deposits, and the Company’s $6.0 million line of credit with First Federal Bank of California, which can be pushed down to the Bank.

At December 31, 2003, the Bank had outstanding commitments to originate loans of approximately $5.3 million. The Bank anticipates that it will have sufficient funds available to meet its future loan origination commitments.

Impact of Inflation and Changing Prices.    The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company and Broadway Federal are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Recent Accounting Pronouncements.    For a discussion on recent accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements.

Item 7.    Financial Statements of Broadway Financial Corporation

See Index to the Consolidated Financial Statements of Broadway Financial Corporation on Page 38.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.    Controls and Procedures

As of December 31, 2003, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 9.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Directors and Executive Officers” and “Voting Securities and Principal Holders Thereof”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Shareholders (the “Company’s 2003 Proxy Statement”).

Item 10.    Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s 2003 Proxy Statement, under the caption “Executive Compensation, Benefits and Related Matters”.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, other than the following table, is incorporated herein by reference to the Company’s 2003 Proxy Statement, under the caption “Voting Securities and Principal Holders Thereof”.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders:
Recognition and Retention Plan	2,652	$9.68	5,061
Performance Equity Plan	13,327	$6.66	9,266
Employee Stock Ownership Plan	77,349	$4.63	19,966
Long Term Incentive Plan	273,950	$6.39	70,621
Stock Option Plan for Outside Directors	22,910	$6.14	22,199
Equity Compensation Plans Not Approved by Security Holders:
None	—	—	—

Total	390,188	$6.06	127,113

Item 12.    Certain Relationships and Related Transactions

None.

Item 13.    Exhibits, List and Reports on Form 8-K

(a) Exhibits

Exhibit Number

2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate

4.5	Form of Certificate of Designation for Series B Preferred Stock

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

21.1	Subsidiaries of Broadway Financial Corporation (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

23.1	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

(b) Reports on Form 8-K

The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 2003:

Current Report on Form 8-K dated and filed October 30, 2003 Items 12 and 7.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by our principal accountant, KPMG LLP, for the years indicated.

	2003	2002
	(In thousands)
Audit fees	$149	$130
Audit-related fees	—	—
Tax fees (1)	56	30
All other fees	—

Total fees	$205	$160

(1)	For tax consultation and tax compliance services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ PAUL C. HUDSON

Paul C. Hudson
Chief Executive Officer and President

Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ PAUL C. HUDSON Paul C. Hudson Chief Executive Officer, President and Director (Principal Executive Officer)	Date: March 30, 2004

/s/ ALVIN D. KANG Alvin D. Kang Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 30, 2004

/s/ ELBERT T. HUDSON Elbert T. Hudson Chairman of the Board	Date: March 30, 2004

/s/ KELLOGG CHAN Kellogg Chan Director	Date: March 30, 2004

/s/ ROSA M. HILL Rosa M. Hill Director	Date: March 30, 2004

/s/ ALBERT ODELL MADDOX Albert Odell Maddox Director	Date: March 30, 2004

/s/ DANIEL A. MEDINA Daniel A. Medina Director	Date: March 30, 2004

/s/ VIRGIL P. ROBERTS Virgil P. Roberts Director	Date: March 30, 2004

/s/ ROBERT C. DAVIDSON, JR. Robert C. Davidson Director	Date: March 30, 2004

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Independent Auditor’s Report

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California

February 5, 2004

(Except as to footnote 20, which is as of March 18, 2004)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
	(In thousands)
Assets
Cash	$5,029	$3,859
Federal funds sold	2,600	1,500
Interest bearing deposits	—	1,028
Investment securities available for sale, at fair value	—	5,007
Investment securities held to maturity (fair value of $3,967,000 at December 31, 2003 and $2,046,000 at December 31, 2002)	3,996	2,000
Mortgage-backed securities available for sale, at fair value	9,122	27,697
Mortgage-backed securities held to maturity (fair value of $6,664,000 at December 31, 2003 and $11,317,000 at December 31, 2002)	6,317	10,843
Loans receivable held for sale, at lower of cost or fair value	1,671	3,770
Loans receivable, net	192,116	140,085
Accrued interest receivable	883	995
Investments in capital stock of Federal Home Loan Bank, at cost	1,789	1,561
Office properties and equipment, net	5,603	5,811
Other assets	689	750

Total assets	$229,815	$204,906

Liabilities and stockholders’ equity
Deposits	$179,907	$156,148
Advances from Federal Home Loan Bank	28,502	28,724
Advance payments by borrowers for taxes and insurance	324	311
Deferred income taxes	1,019	931
Other liabilities	1,872	1,871

Total liabilities	211,624	187,985

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2003 and 2002	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,832,507 shares at December 31, 2003 and 1,815,294 shares at December 31, 2002	10	10
Additional paid-in capital	10,507	10,512
Accumulated other comprehensive gain (loss), net of taxes	(68)	57
Retained earnings-substantially restricted	8,207	7,005
Treasury stock-at cost, 36,435 shares at December 31, 2003 and 53,648 shares at December 31, 2002	(375)	(520)
Unearned Employee Stock Ownership Plan shares	(92)	(145)

Total stockholders’ equity	18,191	16,921

Total liabilities and stockholders’ equity	$229,815	$204,906

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2003	2002
	(In thousands, except per share)
Interest on loans receivable	$10,426	$10,784
Interest on investment securities	194	409
Interest on mortgage-backed securities	1,438	1,109
Other interest income	111	167

Total interest income	12,169	12,469

Interest on deposits	3,061	3,752
Interest on borrowings	741	817

Total interest expense	3,802	4,569

Net interest income before provision for loan losses	8,367	7,900
Recovery of loan losses	(117)	(142)

Net interest income after recovery of loan losses	8,484	8,042

Non-interest income:
Service charges	1,021	745
Gain on sale of loans and mortgage-backed securities	126	80
Other	31	53

Total non-interest income	1,178	878

Non-interest expense:
Compensation and benefits	4,000	3,654
Occupancy expense, net	1,032	1,026
Information services	588	626
Professional services	469	455
Office services and supplies	408	375
Other	654	496

Total non-interest expense	7,151	6,632

Earnings before income taxes	2,511	2,288
Income taxes	962	847

Net earnings	$1,549	$1,441

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	$(304)	$4
Reclassification of realized net gains included in net earnings	94	90
Income tax benefit (expense)	85	(39)

Other comprehensive (loss) income, net of tax	(125)	55

Comprehensive earnings	$1,424	$1,496

Net earnings	$1,549	$1,441
Dividends paid on preferred stock	(78)	(40)

Earnings available to common shareholders	$1,471	$1,401

Earnings per share-basic	$0.82	$0.79

Earnings per share-diluted	$0.77	$0.77

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, at December 31, 2001	$1	$10	$9,481	$2	$5,804	$(469)	$(201)	$14,628
Net earnings for the year ended December 31, 2002	—	—	—	—	1,441	—	—	1,441
Unrealized gain on securities available for sale, net of tax	—	—	—	55	—	—	—	55
Treasury stock used for vested stock awards	—	—	—	—	—	32	—	32
Treasury stock acquired	—	—	—	—	—	(83)	—	(83)
Preferred stock issued	1	—	999	—	—	—	—	1,000
Cash dividends paid of $0.11 per common share	—	—	—	—	(200)	—	—	(200)
Cash dividends paid of $0.50 per preferred share	—	—	—	—	(40)	—	—	(40)
Stock options exercised	—	—	(3)	—	—	—	—	(3)
Allocation of Employee Stock Ownership Shares	—	—	35	—	—	—	56	91

Balance at December 31, 2002	2	10	10,512	57	7,005	(520)	(145)	16,921
Net earnings for the year ended December 31, 2003	—	—	—	—	1,549	—	—	1,549
Unrealized loss on securities available for sale, net of tax	—	—	—	(125)	—	—	—	(125)
Treasury stock used for vested stock awards	—	—	(89)	—	—	215	—	126
Treasury stock acquired	—	—	—	—	—	(70)	—	(70)
Cash dividends paid of $0.15 per common share	—	—	—	—	(269)	—	—	(269)
Cash dividends paid of $0.50 per preferred share	—	—	—	—	(78)	—	—	(78)
Allocation of Employee Stock Ownership Shares	—	—	84	—	—	—	53	137

Balance, at December 31, 2003	$2	$10	$10,507	$(68)	$8,207	$(375)	$(92)	$18,191

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,549	$1,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	361	392
Amortization of premium and (accretion) of discounts on loans purchased	108	(145)
Amortization of net deferred loan origination fees	(123)	(251)
Amortization of discounts and premiums on investment and mortgage-backed securities	455	182
Amortization of deferred compensation	137	91
Gain on sale of securities available for sale	(94)	(90)
Gain on sale of loans receivable held for sale	(27)	(2)
(Gain) loss on disposal of fixed assets	(2)	57
Gain on sale of real estate acquired through foreclosure	—	(2)
Recovery of loan losses	(117)	(142)
Loans originated for sale	(3,186)	(1,079)
Proceeds from sale of loans receivable held for sale	2,120	732
Changes in operating assets and liabilities:
Accrued interest receivable	112	(52)
Other assets	61	(193)
Deferred income taxes	174	331
Other liabilities	1	536

Net cash provided by operating activities	1,529	1,806

Cash flows from investing activities:
Loans originated, net of refinances	(80,114)	(29,766)
Principal repayment on loans	49,416	28,810
Purchase of loans	(18,009)	(820)
Purchases of investment securities held to maturity	(1,996)	(2,000)
Purchases of investment securities available for sale	(46,000)	(42,502)
Purchases of mortgage-backed securities held to maturity	—	(2,093)
Purchases of mortgage-backed securities available for sale	(21,651)	(44,963)
Proceeds from maturities of interest bearing deposits	1,028	4,000
Proceeds from sale of investment securities available for sale	50,997	42,012
Proceeds from sale of mortgage-backed securities available for sale	28,414	17,424
Principal repayments on mortgage-backed securities held to maturity	4,467	5,013
Principal repayments on mortgage-backed securities available for sale	11,309	—
Purchase of Federal Home Loan Bank stock	(228)	(162)
Proceeds from sale of fixed assets	35	6
Proceeds from sale of real estate acquired through foreclosure	—	109
Capital expenditures for office properties and equipment	(186)	(266)

Net cash used in investing activities	(22,518)	(25,198)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2003	2002
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$23,759	$4,992
Increase (decrease) in advances from the Federal Home Loan Bank	(222)	17,724
Preferred stock issued	—	1,000
Dividends paid	(347)	(240)
Purchases of treasury stock	(70)	(83)
Stock options exercised	126	32
Increase in advances by borrowers for taxes and insurance	13	87

Net cash provided by financing activities	23,259	23,512

Net increase in cash and cash equivalents	2,270	120
Cash and cash equivalents at beginning of year	5,359	5,239

Cash and cash equivalents at end of year	$7,629	$5,359

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,819	$4,720

Cash paid for income taxes	$659	$413

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans to real estate acquired through foreclosure	$—	$107

Transfers of loans from held for sale to held for investment	$3,184	$—

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

1.    Organization

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At December 31, 2003, the Bank operated four retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2.    Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company’s and the Bank’s significant accounting policies.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and BankSmart, Inc. (a dormant company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the date of the consolidated financial statements, and to report the amounts of revenues and expenses during the reporting periods. The most significant estimate for the Company relates to the allowance for loan losses. Actual results could differ from those estimates.

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

Securities Held to Maturity

Investment securities and mortgage-backed securities held to maturity are carried at amortized historical cost, adjusted for amortization of premiums and discounts. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends, and has the ability, to hold them to their maturities. If a decline in the fair value of securities is determined to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in earnings.

Premiums and discounts on investment securities and mortgage-backed securities are amortized utilizing the interest method over the contractual terms of the assets.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses is maintained at an amount management considers adequate to cover probable and estimable losses on loans receivable. The allowance is reviewed and adjusted based upon a number of quantitative and qualitative factors, including current economic trends, risks and uncertainties, industry experience, historical loss experience, the borrowers’ ability to repay and repayment performance, probability of foreclosure, estimated collateral values, asset classifications, the Bank’s underwriting practices and management’s assessment of credit risk inherent in the portfolio. Loans deemed uncollectible are charged off against the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is subjective and may be adjusted in the future depending on economic conditions. In addition to management, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon their judgments of the information available at the time of examination.

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

Loan Origination and Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Discounts on loans receivable are recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on non-accrual status. When loans held for sale are sold, existing deferred loan fees or costs are netted against the gain or loss on sale.

Loans Receivable Held for Sale

Loans receivable that are to be held for indefinite periods of time or not intended to be held to maturity are classified as held for sale. The Bank identifies those loans that, at the time of origination or acquisition, it does

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share is determined by dividing net income available to common shareholders by the average number of shares of common shares outstanding, and diluted earnings per share is determined by dividing net income available to common shareholders by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

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

The Bank’s lending activities are concentrated in Southern California. The Bank currently focuses on the origination of multi-family residential mortgage loans and, to a lesser extent, single family residential mortgage loans and non-residential loans. The Bank generally requires collateral to support borrower commitments on loans receivable. The collateral may take several forms. Generally, for the Bank’s mortgage loans, the collateral will be the underlying mortgaged property.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in the Bank’s lending, investing, deposit taking and borrowing activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The Bank’s loans reprice based on the Eleventh District Cost of Funds Index (“COFI”) the 12-month moving average of the one year Treasury Index (“12 MTA”), the one-year Treasury Index (“Treasury Index”) and the LIBOR Index (“LIBOR”). The repricing of loans based on the COFI and 12 MTA indexes means the interest rate on those loans receivable tend to lag market interest rates. The Treasury Index and the LIBOR Index are considered current market rate indices. At December 31, 2003, $86.7 million of multi-family residential mortgage loans were based on the Treasury Index or LIBOR Index.

Stock Option Plan

In January 1997 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock options and grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of options granted by the Company in 2003 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	03/19/03	06/18/03	09/17/03
Risk free interest rate	3.98%	3.37%	4.20%
Expected volatility	38.57%	35.65%	31.37%
Expected dividend yield	1.43%	1.30%	1.15%
Expected option life	10 years	10 years	10 years
Approximate fair value of options granted	$42,000	$9,000	$55,000
Fair value per option	$4.79	$4.91	$5.51

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s proforma net earnings and net earnings per diluted share for 2003 and 2002 would have been as follows:

	2003	2002
	(In thousands, except per share)
Net income, as reported	$1,549	$1,441
Dividends on preferred stock	(78)	(40)
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(32)

Pro forma net income	$1,429	$1,369

Basic net income per share
As reported	$0.82	$0.79
Pro forma	$0.79	$0.77
Diluted net income per share
As reported	$0.77	$0.77
Pro forma	$0.75	$0.75

Employee Stock Ownership Plan

Accounting principles generally accepted in the United States of America require that the issuance or sale of treasury shares to an Employee Stock Ownership Plan (“ESOP”) be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. An ESOP funded with an employer loan (an internally leveraged ESOP) is reflected as a reduction to equity and the related interest income and expense is not recorded. The Company records fluctuations in compensation expense as a result of changes in the fair value of the Company’s common stock; however, any such compensation expense fluctuations results in an offsetting adjustment to paid-in capital.

Recent Accounting Pronouncements

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 has not had a material financial impact on us.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 has not had a material financial impact on us.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (“FIN 45”), provides an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of FIN 45 has not had a material financial impact on us.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation required certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that public enterprises will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The implementation of FIN 46 has not had a material financial impact on us.

Financial Accounting Standards Board (“FASB”) Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all Special Purpose Entities (“SPEs”) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not SPEs are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46 R has not had a material financial impact on us.

3.    Investment Securities

The following table provides a summary of investment securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2003:
Held to maturity:
Federal Agency Debentures	$3,996	$10	$(39)	$3,967

	$3,996	$10	$(39)	$3,967

December 31, 2002:
Held to maturity:
Federal Agency Debentures	$2,000	$46	$—	$2,046

	$2,000	$46	$—	$2,046

Available for sale:
Mutual Funds	$5,002	$5	$—	$5,007

	$5,002	$5	$—	$5,007

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining contractual maturities for investment securities at December 31, 2003 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due one year through five years	—	—
Due after five years	3,996	3,967

Total	$3,996	$3,967

At December 31, 2003 and 2002, the Company had accrued interest receivable on investment securities of $48,000 and $51,000, respectively.

4.    Mortgage-backed Securities

The following table provides a summary of agency mortgage-backed securities held-to-maturity:

December 31, 2003:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$5,344	$291	$—	$5,635
GNMA	898	53	—	951
FHLMC	75	3	—	78

	$6,317	$347	$—	$6,664

December 31, 2002:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$8,590	$369	$—	$8,959
GNMA	2,111	100	—	2,211
FHLMC	142	5	—	147

	$10,843	$474	$—	$11,317

The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 2003 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due one year through five years	—	—
Due after five years	6,317	6,664

Total	$6,317	$6,664

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of mortgage-backed securities available for sale with a comparison of carrying and fair value:

December 31, 2003:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$4,746	$—	$(68)	$4,678
FHLMC	4,487	—	(43)	4,444

	$9,233	$—	$(111)	$9,122

December 31, 2002:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$7,334	$26	$—	$7,360
FHLMC	20,269	68	—	20,337

	$27,603	$94	$—	$27,697

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2003 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA	$4,678	$(68)	$—	$—	$4,678	$(68)
FHLMC	4,444	(43)	—	—	4,444	(43)

	$9,122	$(111)	$—	$—	$9,122	$(111)

The remaining contractual maturities for mortgage-backed securities available for sale at December 31, 2003 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due one year through five years	—	—
Due after five years	9,233	9,122

Total	$9,233	$9,122

At December 31, 2003 and 2002, the Company had accrued interest receivable on mortgage-backed securities of $100,000 and $219,000, respectively. During the year ended December 31, 2003, the Company sold $28.4 million in mortgage-backed securities available for sale and realized gains of $100,000, which have been included in gain on sale of loans and mortgage-backed securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Loans Receivable Held for Sale and Loans Receivable, Net

The following is a summary of loans receivable held for sale, and loans receivable, net:

	December 31,
	2003	2002
	(Dollars in thousands)
Loans receivable held for sale:
Residential:
One to four units	$365	$586
Five or more units	1,306	3,184

Loans receivable held for sale	$1,671	$3,770

Loans receivable, net:
Real estate:
Residential:
One to four units	$33,452	$29,506
Five or more units	140,904	92,586
Construction	1,726	1,726

Total residential	176,082	123,818
Non-residential	17,350	16,924

Total real estate	193,432	140,742
Loans secured by deposit accounts	537	350
Other	51	1,593

Total gross loans receivable	194,020	142,685

Plus:
Premium on loans purchased	107	1
Less:
Loans in process	255	568
Deferred loan fees, net	305	431
Unamortized discounts	139	173
Allowance for loan losses	1,312	1,429

Loans receivable, net	$192,116	$140,085

Weighted average interest rate	6.04%	6.84%

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2003	2002
	(In thousands)
Balance at beginning of year	$1,429	$1,571
Provision for (recovery of) loan losses	(117)	(142)
Charge-offs	—	—

Balance at end of year	$1,312	$1,429

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, the Bank had accrued interest receivable on loans of $735,000 and $701,000, respectively.

The Bank serviced loans for others totaling $15.2 million and $11.1 million at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the Bank had loans to directors amounting to $645,000 and $658,000, respectively. In the opinion of management, the terms of these loans are based upon the normal market for such loans. At December 31, 2003, these loans were performing in accordance with their terms.

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(In thousands)
Residential real estate	$80	$96
Other	—	39

Total non-accrual loans	$80	$135

The Bank had no restructured loans or loans that are contractually past due 90 days or more at December 31, 2003 and 2002.

The gross amount of interest income that would have been recorded during the years ended December 31, 2003 and 2002, if non-accrual loans had been current in accordance with their original terms, was $4,000 and $13,000, respectively. For the years ended December 31, 2003 and 2002, $4,000 and $13,000, respectively, was actually received on non-accrual loans and is included in interest income on loans in the accompanying Consolidated Statements of Operations and Comprehensive Earnings. The Bank had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 2003 and 2002.

At December 31, 2003, there was no investment in impaired loans. At December 31, 2002, the total recorded investment in impaired loans was approximately $39,000 and the related impairment allowance was $16,000. Provisions for losses and any recoveries related to impaired loans are added to the allowance for loan losses. During the year ended December 31, 2002, the Bank’s average investment in impaired loans was $147,000, and interest income recorded on impaired loans during this period totaled $5,000, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 2002, all impaired loans were unsecured fully reserved lines of credit.

Substantially all of the Bank’s real estate loans are secured by properties located in Southern California. At each of December 31, 2003 and 2002, approximately 89.95%, of the loan portfolio consisted of loans secured by residential real estate. In addition, approximately 8.87% and 11.56% of the loan portfolio at December 31, 2003 and 2002, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 52.45% and 49.62% of non-residential real estate loans at December 31, 2003 and 2002, respectively.

6.    Investment in Capital Stock of the FHLB

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to own capital stock in the FHLB, which is carried at cost, in an amount at least equal to the greatest of 1% of the aggregate principal

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 and 2002, of $1.8 million and $1.6 million, respectively.

7.    Office Properties and Equipment, net

Office properties and equipment consist of the following:

	December 31,
	2003	2002
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,062	4,047
Furniture, fixtures and equipment	1,705	1,598

	7,490	7,368
Less accumulated depreciation	(1,887)	(1,557)

Office properties and equipment, net	$5,603	$5,811

During the years ended December 31, 2003 and 2002, depreciation expense totaled $361,000 and $392,000, respectively.

8.    Deposits

A summary of deposits by type of account and interest rate at the dates indicated is as follows:

	December 31,
	2003		2002
	Rate*	Amount	Rate*	Amount
	(Dollars in thousands)
Balance by account type:
NOW account and other demand deposits	0.24%	$15,201	0.34%	$12,533
Non-interest bearing demand deposits	—	13,043	—	10,811
Money market deposits	1.46%	15,669	1.36%	8,740
Passbook	0.55%	33,025	0.79%	29,478
Certificates of deposit	2.58%	102,969	3.11%	94,586

Total		$179,907		$156,148

*	Weighted average interest rate.

The aggregate amount of time deposits equal to or exceeding $100,000 totaled $51.5 million and $42.6 million at December 31, 2003 and 2002, respectively.

During the years ended December 31, 2003 and 2002, the weighted average interest rate on total deposits was 1.83% and 2.42%, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of certificates of deposit at December 31, 2003, are summarized as follows:

Maturity	Amount
(In thousands)
2004	$62,223
2005	13,464
2006	19,597
2007	3,240
Thereafter	4,445

$102,969

Interest expense by type of deposit account is summarized in the following table for the years indicated:

	Year ended December 31,
	2003	2002
	(In thousands)
Money market deposits	$160	$119
Passbook deposits	202	232
NOW and other demand deposits	42	43
Certificates of deposit	2,657	3,358

Total	$3,061	$3,752

9.    Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2003 and 2002, FHLB advances amounted to $28.5 million and $28.7 million, respectively. The outstanding borrowings at December 31, 2003 and 2002 had weighted average interest rates of 2.46% and 2.67%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $48.1 million and $69.6 million, and mortgage-backed securities of $3.9 million and $6.3 million at December 31, 2003 and 2002, respectively. The available unused borrowing capacity with the FHLB approximated $11.7 million and $30.7 million as of December 31, 2003 and 2002, respectively.

The maturities of FHLB advances at December 31, 2003 were as follows:

Maturity	Amount
(In thousands)
2004	$7,200
2005	5,000
2006	1,300
2007	15,002

$28,502

The Company has an unsecured $5.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest. On March 15, 2004, the line of credit was renewed and increased to $6.0 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The following is a summary of the provision for income taxes:

	2003	2002
	(In thousands)
Current taxes:
Federal	$712	$505
State	76	11

	788	516

Deferred taxes:
Federal	128	243
State	46	88

	174	331

	$962	$847

A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

	2003	2002
	(In thousands)
Computed “expected” federal taxes	$854	$778
Increases to taxes resulting from:
California franchise tax, net of federal income tax	81	65
Other	27	4

	$962	$847

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

Retained earnings at December 31, 2003 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary and permanent differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$516	$565
Accrued liabilities	63	48
Lower of cost or market adjustment	11	22
State income taxes	32	31
Other	42	5

Net deferred tax assets	664	671

Deferred tax liabilities:
Basis difference on fixed assets	(393)	(399)
Deferred loan fees	(668)	(599)
FHLB stock dividends	(568)	(537)
Other	(54)	(67)

Total gross deferred tax liabilities	(1,683)	(1,602)

Net deferred tax liability	$(1,019)	$(931)

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carrybacks, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the Company’s gross deferred tax assets, management believes that it is more likely than not that the Company will realize the tax benefit related to these assets.

At December 31, 2003 and 2002, the Company had a net current tax receivable of $77,000 and $198,000, respectively. These amounts are included in Other Assets in the accompanying Consolidated Balance Sheets.

11.    Employee Benefit Plans

Broadway Federal 401(k) Plan

The Bank established a 401(k) Plan in which employees could elect to enroll each January 1 or July 1 of every year provided that they were at least 21 years of age. Employees may contribute up to $13,000 of their pretax annual salary, with the Company matching up to 50 percent of the employee’s contribution, not to exceed three percent of that employee’s base salary. In 2003 and 2002, the Bank’s contribution amounted to $50,000 and $42,000, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plans

Recognition and Retention Plan (RRP)

The Bank adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Shares available and unissued under the Plan totaled 5,061 at December 31, 2003. During 2003, the Company awarded 2,712 RRP Base Grants to non-employee directors. Compensation expense related to the RRP for the year ended December 31, 2003 was $11,000.

Performance Equity Program (PEP)

The Bank adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote the Company’s growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. The PEP provides for “Base Grants”, “Performance Grants” and “High Performance Grants.” Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. Shares available and unissued under the Plan totaled 9,266 at December 31, 2003. On March 19, 2003, the Company awarded 1,000 PEP Base Grants to employees. Compensation expense related to the PEP for the year ended December 31, 2003 was $30,000.

The table below reflects the RRP and PEP activity for the periods indicated:

	Stock Programs*
	PEP		RRP		Total
	Shares	Price**	Shares	Price**	Shares	Price
Outstanding at January 1, 2003	18,840	$6.31	759	$5.50	19,599	$6.28
Granted	1,000	10.49	2,712	9.59	3,712	9.84
Vested	(4,985)	5.93	(819)	4.83	(5,804)	5.77
Forfeited	(1,528)	7.09	—	—	(1,528)	7.09

Outstanding at December 31, 2003	13,327	$6.66	2,652	$9.68	15,979	$7.16

Outstanding at January 1, 2002	8,392	$4.63	2,073	$5.50	10,465	$4.82
Granted	15,208	6.68	—	—	15,208	6.68
Vested	(2,504)	5.09	(1,314)	5.50	(3,818)	5.23
Forfeited	(2,256)	4.34	—	—	(2,256)	4.43

Outstanding at December 31, 2002	18,840	$6.31	759	$5.50	19,599	$6.28

*	Adjusted for stock split
**	Weighted average price at date of grant.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a loan from the Company. The ESOP purchased 134,974 shares (adjusted for stock dividends) of the common stock of the Company issued in the conversion from the mutual to the stock form of organization. The loan, with an outstanding balance of $125,000, is being repaid principally from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of ten years. At December 31, 2003 and 2002, the outstanding balance of unallocated shares was $92,000 and $145,000, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated balance sheets.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant’s completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant’s completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Compensation expense related to the allocation of shares at December 31, 2003 and 2002 was $137,000 and $91,000, respectively.

During the year ended December 31, 2003 and 2002, 11,299 and 12,176 shares, respectively, were allocated, leaving an unallocated balance of 19,966 and 31,265 shares at December 31, 2003 and 2002, respectively (adjusted for stock dividends). The fair value of unallocated ESOP shares totaled $260,000 and $289,000 at December 31, 2003 and 2002, respectively.

Stock Option Plans

In 1996, the stockholders of the Company approved two stock option plans, the Company’s Long-Term Incentive Plan (the “LTIP”) and the 1996 Stock Option Plan for Outside Directors (the “Stock Option Plan” and together with the LTIP, the “Stock Option Plans”).

The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP entitle the recipients to purchase specified numbers of shares of the Company’s common stock at a fixed price and are exercisable for up to ten years from the date of grant. Such options become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. Options available and unissued under the Plan totaled 70,621 at December 31, 2003. On March 19, 2003 and September 17, 2003, options to purchase 7,000 and 10,000 shares, respectively, were granted. As of December 31, 2003, 5,428 had been exercised.

The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and the Bank by providing outside directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the Stock Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to ten years from the date of grant. Options available and unissued under the Plan totaled 22,199 at December 31, 2003. On March 19, 2003 and June 18, 2003, options to purchase 5,352 shares were granted. As of December 31, 2003 10,738 grants had been exercised.

The table below reflects activity in the stock option plans for the periods indicated:

	Stock Option Plan
	LTIP		Stock Option Plan		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2003	277,913	$6.14	35,592	$5.32	313,505	$6.05
Granted	17,000	$11.97	5,352	$10.06	22,352	$11.51
Exercised	(5,428)	$6.26	(10,738)	$4.99	(16,166)	$5.42
Expired or canceled	(15,535)	$6.60	(7,296)	$5.04	(22,831)	$6.10

Outstanding at December 31, 2003	273,950	$6.39	22,910	$6.14	296,860	$6.37

Outstanding at January 1, 2002	117,693	$5.11	44,290	$5.32	161,983	$5.17
Granted	183,538	$6.68	—	—	183,538	$6.68
Exercised	(14,846)	$5.46	(2,000)	4.80	(16,846)	$5.30
Expired or canceled	(8,472)	$4.72	(6,698)	$5.50	(15,170)	$5.06

Outstanding at December 31, 2002	277,913	$6.14	35,592	$5.32	313,505	$6.05

The following table summarizes information about the stock options outstanding at December 31, 2003 and 2002:

	Exercise Price	Options Outstanding			Options Exercisable
Stock Option Plan		Outstanding at December 31	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding at December 31	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
December 31, 2003:
LTIP	$5.10	63,760	3.71 years	$5.10	63,760	3.71 years	$5.10
	$4.34	29,652	6.87 years	$4.34	17,788	6.87 years	$4.34
	$6.68	163,538	8.56 years	$6.68	32,705	8.56 years	$6.68
	$10.49	7,000	9.21 years	$10.49	—	—	—
	$13.00	10,000	9.71 years	$13.00	—	—	—

Stock Option Plan	$5.10	13,958	3.71 years	$5.10	13,958	3.71 years	$5.10
	$4.34	3,600	6.87 years	$4.34	2,000	6.87 years	$4.34
	$8.19	1,784	8.56 years	$8.19	356	8.56 years	$8.19
	$10.49	1,784	9.21 years	$10.49	—	—	—
	$11.50	1,784	9.71 years	$11.50	—	—	—

December 31, 2002:
LTIP	$5.50	64,723	4.71 years	$5.50	59,038	4.71 years	$5.50
	$4.34	29,652	7.88 years	$4.34	11,859	7.88 years	$4.34
	$6.68	183,538	9.57 years	$6.68	—	—	—

Stock Option Plan	$5.50	29,792	4.71 years	$5.50	27,526	4.71 years	$5.50
	$4.34	5,800	7.88 years	$4.34	2,200	7.88 years	$4.34

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingent Liabilities

Commitments

The Company, and the Bank, have operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company, or the Bank, pay property taxes and insurance. Lease expense was approximately $166,000 in 2003 and $135,000 in 2002. Annual minimum lease commitments attributable to long-term leases at December 31, 2003 are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2004	$42	$111	$153
2005	42	104	146
2006	42	100	142
2007	42	75	117
2008	42	—	42
Thereafter through 2013	209	—	209

	$419	$390	$809

The Bank had commitments to originate loans of approximately $5.3 million at December 31, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank had no commitments to sell loans at December 31, 2003.

Contingent Liabilities

In the ordinary course of business, the Company and the Bank are defendants in various litigation matters. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and the Bank would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    Regulatory Capital

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the capital regulations of the OTS promulgated thereunder (“Capital Regulations”) established three capital requirements—a “leverage limit,” a “tangible capital requirement” and a “risk-based capital requirement.” These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution, which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. At December 31, 2003 and 2002, the Bank was in compliance with such capital requirements.

The leverage limit adopted by the OTS Director under the Capital Regulations requires a savings institution to maintain “core capital” of not less than 4% of adjusted total assets. “Core capital” generally includes common

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries.

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

The risk-based capital requirements provide, among other things, that the capital ratio applicable to an asset will be adjusted to reflect the degree of defined credit risk associated with such asset. In addition, the asset base for computing a savings institution’s risk-based capital requirement includes off-balance sheet items, including loans and other assets sold with subordination or recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8% of risk weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes among other things certain types of preferred stock and subordinated debt and, subject to certain limitations, general valuation allowances.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the “prompt corrective action” provisions of FDICIA define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is “critically undercapitalized” if its “tangible equity” (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2003 and 2002, the Bank’s regulatory capital was in excess of the amount necessary to be “well capitalized.” Management believes there have been no conditions or events since the last notification by the OTS that would change the institution’s category.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Bank’s capital ratios as compared to the requirements under FDICIA at December 31, 2003 and 2002:

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2003:
Leverage/Tangible Ratio	$17,284	7.52%	$9,196	4.00%	$11,495	5.00%
Tier I Risk-based ratio	$17,284	10.94%	$6,319	4.00%	$9,478	6.00%
Total Risk-based ratio	$18,596	11.77%	$12,637	8.00%	$15,796	10.00%

December 31, 2002:
Leverage/Tangible Ratio	$14,347	7.01%	$8,185	4.00%	$10,231	5.00%
Tier I Risk-based ratio	$14,347	11.96%	$4,799	4.00%	$7,199	6.00%
Total Risk-based ratio	$15,776	13.15%	$9,599	8.00%	$11,998	10.00%

The table below presents the Bank’s capital ratios as compared to the requirements under FIRREA at December 31, 2003 and 2002:

	Tangible Capital		Core Capital		Risk-Based Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2003:
Actual	$17,284	7.52%	$17,284	7.52%	$18,596	11.77%
Required	3,448	1.50%	9,196	4.00%	12,637	8.00%

Excess	$13,836	6.02%	$8,088	3.52%	$5,959	3.77%

December 31, 2002:
Actual	$14,347	7.01%	$14,347	7.01%	$15,776	13.15%
Required	3,069	1.50%	8,185	4.00%	9,599	8.00%

Excess	$11,278	5.51%	$6,162	3.01%	$6,177	5.15%

14.    Series B Preferred Stock

On December 30, 2002 the Company issued 100,000 shares of non-voting, non-cumulative Series B Preferred Stock to Fannie Mae for gross proceeds of $1.0 million. On March 31, 2003, the Company used the proceeds from the sale of preferred shares to invest in Broadway Federal, which will allow Broadway Federal to engage in activities that will promote, among other things, the availability of affordable housing in the Bank’s market area.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002.

	Carrying Value	Fair Value
	(In thousands)
December 31, 2003
Assets:
Investment securities	$3,996	$3,967
Mortgage-backed securities	15,439	15,786
Loans receivable	193,787	196,979
Federal Home Loan Bank stock	1,789	1,789
Liabilities:
Deposits	179,907	181,097
Federal Home Loan Bank advances	28,502	28,689
December 31, 2002
Assets:
Investment securities	$7,007	$7,053
Mortgage-backed securities	38,540	39,014
Loans receivable	143,855	148,994
Federal Home Loan Bank stock	1,561	1,561
Liabilities:
Deposits	156,148	157,830
Federal Home Loan Bank advances	28,724	28,986

16.    Earnings Per Share

For the years ended December 31, 2003 and 2002, basic earnings per share are computed based on earnings available to common stockholders and the weighted average number of shares for each respective year.

The Company’s stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS for the year ended December 31, 2003 and 2002. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding.

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31,
	2003			2002
	Net earnings (Numerator)	Avg. Shares (Denominator)	Per- share Amount	Net earnings (Numerator)	Avg. Shares (Denominator)	Per share Amount
Net earnings	$1,549,000			$1,441,000
Less: Preferred stock dividends	(78,000)			(40,000)

Basic earnings per share	1,471,000	1,799,465	$0.82	1,401,000	1,780,617	$0.79
Effect of dilutive shares and stock options	—	101,329		—	39,734

Diluted earnings per share	$1,471,000	1,900,794	$0.77	$1,401,000	1,820,351	$0.77

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Unaudited Quarterly Financial Data

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in thousands)
Interest income	$3,052	$3,047	$2,961	$3,109	$12,169
Interest expense	997	950	924	931	3,802
Net interest income	2,055	2,097	2,037	2,178	8,367
Provision for (recovery of) loan losses	—	—	—	(117)	(117)
Income before taxes	595	582	601	732	2,511
Net earnings	364	356	379	450	1,549
Basic earnings per share	0.19	0.19	0.20	0.24	0.82
Diluted earnings per share(1)	0.18	0.18	0.19	0.22	0.77
Market range:
High market price	12.08	13.01	14.03	14.75	14.75
Low market price	9.49	10.65	11.32	13.00	9.49

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in thousands)
Interest income	$3,159	$3,095	$3,020	$3,195	$12,469
Interest expense	1,176	1,088	1,022	1,283	4,569
Net interest income	1,983	2,007	1,998	1,912	7,900
Provision for (recovery of) loan losses	—	—	—	(142)	(142)
Income before taxes	554	533	629	572	2,288
Net earnings	326	322	440	353	1,441
Basic earnings per share	0.18	0.35	0.25	0.19	0.79
Diluted earnings per share(1)	0.17	0.35	0.24	0.18	0.77
Market range:
High market price	6.40	8.00	8.35	10.16	10.16
Low market price	6.20	6.25	6.45	7.79	6.20

(1)	The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. For diluted earnings per share, the weighted average shares of common stock are adjusted for the contingently issuable shares that are dilutive under the Company’s stock-based compensation plans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company’s principal business is serving as a holding company for the Bank, BankSmart, Inc. (a dormant company), and Broadway Financial Funding, LLC. The parent company’s primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception the Bank has paid $500,000 in dividends to the parent company.

Balance Sheet	December 31,
	2003	2002
	(In thousands)
Assets
Cash	$807	$2,113
Investment in subsidiaries	17,234	14,504
Other assets	255	413

	$18,296	$17,030

Liabilities and stockholders’ equity
Other liabilities	$105	$109
Stockholders’ equity	18,191	16,921

	$18,296	$17,030

Statements of Earnings	Year ended December 31,
	2003	2002
	(In thousands)
Interest income	$7	$12
Other income	14	20
Other expense	(367)	(255)

Earnings (loss) before income taxes	(346)	(223)
Income taxes (benefit)	(144)	(92)

Earnings (loss) before equity in undistributed earnings of subsidiaries	(202)	(131)
Equity in undistributed earnings of subsidiaries	1,751	1,572

Net earnings	$1,549	$1,441

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows	Year ended December 31,
	2003	2002
	(In thousands)
Cash flows from operating activities
Net earnings	$1,549	$1,441
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,751)	(1,572)
Decrease in other assets	158	21
Increase (Decrease) in other liabilities	(4)	55
Other	53	(56)

Net cash used in operating activities	5	(111)

Cash flows from financing activities
Proceeds from reissuance of Preferred Stock	—	1,000
Investment in subsidiaries	(1,020)	—
Stock repurchased	(70)	(83)
Stock reissued	126	32
Dividends paid	(347)	(240)

Net cash used in financing activities	(1,311)	709

Net increase (decrease) in cash and cash equivalents	(1,306)	598
Cash and cash equivalents, beginning of year	2,113	1,515

Cash and cash equivalents, end of year	$807	$2,113

19.    Shareholder Rights Plan

On January 31, 2003 the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). The Board’s purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire the Company, particularly one that does not provide equitable treatment to all shareholders. Adoption of the Rights Plan is intended to encourage a potential acquirer of the Company to negotiate directly with the Board. In connection with the adoption of the Rights Plan, the Board declared a dividend distribution of one Right for each outstanding common share held by shareholders of record on February 13, 2003.

20.    Subsequent Events

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The initial interest rate is 3.65%.

On March 18, 2004, the Company purchased the holdings of Hot Creek in Broadway Financial Corporation common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of Broadway Financial Corporation’s common stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company intends to make a public tender offer for up to 183,251 shares of common stock, constituting 10% of Broadway Financial Corporation’s common shares outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of Broadway Financial Corporation stock.