Form 10QSB
period 2004-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2004-05-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,422,195 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands)
Assets
Cash	$5,969	$5,029
Federal funds sold	6,200	2,600
Investment securities held to maturity (fair value of $2,998,000 at March 31, 2004 and $3,967,000 at December 31, 2003)	2,998	3,996
Mortgage-backed securities available for sale, at fair value	—	9,122
Mortgage-backed securities held to maturity (fair value of $5,786,000 at March 31, 2004 and $6,664,000 at December 31, 2003)	5,470	6,317
Loans receivable held for sale, at lower of cost or fair value	—	1,671
Loans receivable, net	210,051	192,116
Accrued interest receivable	917	883
Investments in capital stock of Federal Home Loan Bank, at cost	1,806	1,789
Office properties and equipment, net	5,565	5,603
Other assets	759	689

Total assets	$239,735	$229,815

Liabilities and stockholders’ equity
Deposits	$186,765	$179,907
Advances from Federal Home Loan Bank	30,801	28,502
Junior subordinated debentures	6,000	—
Advance payments by borrowers for taxes and insurance	104	324
Deferred income taxes	1,063	1,019
Other liabilities	2,105	1,872

Total liabilities	226,838	211,624

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at March 31, 2004 and December 31, 2003	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,422,195 shares at March 31, 2004 and 1,832,507 shares at December 31, 2003	10	10
Additional paid-in capital	10,579	10,507
Accumulated other comprehensive loss, net of taxes	—	(68)
Retained earnings-substantially restricted	8,602	8,207
Treasury stock-at cost, 446,747 shares at March 31, 2004 and 36,435 shares at December 31, 2003	(6,216)	(375)
Unearned Employee Stock Ownership Plan shares	(80)	(92)

Total stockholders’ equity	12,897	18,191

Total liabilities and stockholders’ equity	$239,735	$229,815

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months ended March 31
	2004	2003
	(In thousands, except per share)
Interest on loans receivable	$3,112	$2,544
Interest on investment securities	46	66
Interest on mortgage-backed securities	126	404
Other interest income	27	38

Total interest income	3,311	3,052

Interest on deposits	783	821
Interest on borrowings	183	176

Total interest expense	966	997

Net interest income	2,345	2,055

Non-interest income:
Service charges	264	270
Gain on sale of loans and securities available for sale	97	13
Other	20	6

Total non-interest income	381	289

Non-interest expense:
Compensation and benefits	1,157	914
Occupancy expense, net	255	258
Information services	166	130
Professional services	122	161
Office services and supplies	105	102
Other	143	184

Total non-interest expense	1,948	1,749

Earnings before income taxes	778	595
Income taxes	311	231

Net earnings	$467	$364

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$219	$16
Reclassification of realized net gains (loss) included in net earnings	(108)	—
Income tax benefit (expense)	(43)	—

Other comprehensive income, net of tax	68	16

Comprehensive earnings	$535	$380

Net earnings	$467	$364
Dividends paid on preferred stock	(19)	(19)

Earnings available to common shareholders	$448	$345

Earnings per share-basic	$0.26	$0.19

Earnings per share-diluted	$0.24	$0.18

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$467	$364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	87	92
Accretion of discounts on loans purchased	(12)	—
Amortization of net deferred loan origination fees	(76)	(16)
Amortization of discounts and premiums on investment and mortgage- backed securities	21	105
Amortization of deferred compensation	35	31
Loss on sale of securities available for sale	12	—
Gain on sale of loans receivable held for sale	(109)	(13)
Loans originated for sale	(5,077)	(480)
Proceeds from sale of loans receivable held for sale	6,857	596
Changes in operating assets and liabilities:
Accrued interest receivable	(34)	(28)
Other assets	(70)	(126)
Deferred income taxes	—	1
Other liabilities	233	2,542

Net cash provided by operating activities	2,334	3,068

Cash flows from investing activities:
Loans originated, net of refinances	(28,333)	(7,455)
Principal repayment on loans	10,486	8,758
Purchase of loans	—	(14,171)
Purchases of investment securities available for sale	(11,000)	(9,500)
Purchases of mortgage-backed securities available for sale	—	(2,000)
Proceeds from call /maturities of investment securities available for sale	1,000	1,197
Proceeds from sale of investment securities available for sale	11,002	14,502
Proceeds from sale of mortgage-backed securities available for sale	9,201	—
Principal repayments on mortgage-backed securities held to maturity	832	—
Principal repayments on mortgage-backed securities available for sale	11	1,045
Purchase of Federal Home Loan Bank stock	(17)	(21)
Capital expenditures for office properties and equipment	(49)	(78)

Net cash used in investing activities	(6,867)	(7,723)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months ended March 31
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$6,858	$13,361
Increase (decrease) in advances from the Federal Home Loan Bank	2,299	(3,543)
Junior subordinated debenture issued	6,000	—
Common and Preferred dividends paid	(72)	(90)
Purchases of treasury stock	(5,841)	—
Stock options exercised	49	19
Increase in advances by borrowers for taxes and insurance	(220)	(293)

Net cash provided by financing activities	9,073	9,454

Net increase in cash and cash equivalents	4,540	4,799
Cash and cash equivalents at beginning of period	7,629	5,359

Cash and cash equivalents at end of period	$12,169	$10,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$961	$1,002

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from held for sale to held for investment	$—	$3,184

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2004

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2004 and December 31, 2003, the results of their operations and comprehensive earnings for the three months ended March 31, 2004 and 2003 and their cash flows for the three months ended March 31, 2004 and 2003. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,752,021 and 1,787,662 shares for the three months ended March 31, 2004 and 2003, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,853,338 and 1,878,512 shares for the three months ended March 31, 2004 and 2003, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

NOTE (4) – Current Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all Special Purpose Entities (“SPEs”) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not SPEs are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46R has not had a material financial impact on us.

In accordance with Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149. In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. To our knowledge, no timetable has been established yet for the completion of this project.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

In the meantime, the Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. SAB 105 has no financial impact on Broadway, as Broadway’s accounting for expected interest rate lock on commitments has been in accordance with the bulletin.

NOTE (5) – Stock-based Compensation Plans

The Company has stock-based compensation plans (the “Plans”), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 457,124 shares (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At March 31, 2004, the Company had 446,747 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recognized for the Plans, as stock options were granted at fair value at the date of grant. Had compensation expense for the Plans been determined based on the fair value method provision of the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for previous awards, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the quarters below:

	Three Months ended March 31
	2004	2003
	(In thousands, except per share)
Net income available to common shareholders, as reported	$448	$345
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(13)

Pro forma net income	$434	$332

Basic net income per share
As reported	$0.26	$0.19
Pro forma	$0.25	$0.19
Diluted net income per share
As reported	$0.24	$0.18
Pro forma	$0.23	$0.18

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described in Note (7) below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The initial interest rate is 3.65%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (7) – Capital Transactions

On March 18, 2004, the Company purchased the holdings of Hot Creek in the Company’s Common Stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of the Company’s Common Stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company also announced its intent to make a public tender offer for up to 183,251 shares of Common Stock, constituting 10% of the Company’s Common Stock outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of Broadway Financial Corporation stock. Cathay has informed the Company that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application after discussion with its banking regulators. Cathay and the Company have informally agreed that Cathay will proceed currently with a purchase of approximately 70,000 shares (a 4.9% interest) of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it may do without obtaining regulatory approval. Cathay has informed the Company that it will defer pursuing regulatory approval of the purchase of the remaining up to 145,000 shares (an additional 10% interest) of the Company’s Common Stock until later this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Actual results may differ significantly from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which operations are conducted, fluctuations in market interest rates, credit quality and government regulation.

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or “the Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At March 31, 2004, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal, Broadway Financial Funding, LLC and BankSmart, Inc. (a dormant company). All significant inter-company balances and transactions have been eliminated in consolidation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company’s principal business is serving as a holding company for Broadway Federal. The Company’s results of operations are dependent primarily on Broadway Federal’s net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company’s operating results are affected by the amount of provisions for loan losses and the Bank’s non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, and technology and communication costs. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Critical Accounting Policy

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans receivable. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience, current economic trends, the Company’s assessment of the borrowers’ ability to repay and repayment performance, and other factors, which are believed to be reasonable under the circumstances as described under the heading “Loans Receivable and the Allowance for Loan Losses” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Comparison of Operating Results for the Three Months ended March 31, 2004 and March 31, 2003

General

The Company recorded net earnings of $467,000 or $0.24 per diluted share for the three months ended March 31, 2004, compared to $364,000 or $0.18 per diluted share for the three months ended March 31, 2003. Compared to 2003, first quarter net earnings increased 28.30%.

Net Earnings

The change in net earnings, comparing 2004 to 2003, was primarily attributable to the increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $290,000 or 14.11% for the three months ended March 31, 2004 compared to the same period in 2003. Non-interest income increased $92,000 or 31.83% for the three months ended March 31, 2004 compared to the same period in 2003. Non-interest expense increased $199,000 or 11.38% for the three months ended March 31, 2004 compared to the same period in 2003.

Net Interest Income

Net interest income increased to $2,345,000 for the three months ended March 31, 2004 from $2,055,000 for the same period in 2003. The $290,000 increase was primarily attributable to the impact of the growth in average interest-earning assets of $28.4 million or 14.19%, and interest-bearing liabilities of $27.8 million or 14.72%. The effective net spread remained constant at 4.11% for 2004 and 2003.

Gross loan originations were $33.2 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively. There were no loan purchases for the three months ended March 31, 2004 compared to $14.2 million of loan purchases for the same period in 2003. Loan prepayments amounted to $10.5 million and $8.8 million for the three months ended March 31, 2004 and 2003, respectively. In the current low interest rate environment, prepayments are not expected to abate until interest rates rise significantly, and therefore management is focusing on increasing loan volume through originations and purchases. Loans receivable, net grew $17.9 million in the first quarter of 2004.

Interest-bearing liabilities increased $15.2 million during the first quarter of 2004. The increase was primarily attributable to the net effect of an increase in deposits of $6.9 million, an increase in Federal Home Loan Bank (“FHLB”) advances of $2.3 million and the issuance of junior subordinated debentures of $6.0 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The net interest rate spread for the three months ended March 31, 2004 and 2003 was 4.01% and 3.99%, respectively. The 2 basis point increase in spread was attributable to the larger decline in the weighted average cost of funds on interest-bearing liabilities compared to the decline in the weighted average yield on interest-earning assets. The yield on interest-earning assets declined 30 basis points to 5.80% for the three months ended March 31, 2004 from 6.10% for the same period in 2003. The weighted average cost of funds declined 32 basis points to 1.79% for the three months ended March 31, 2004 compared to 2.11% for the same period in 2003. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at March 31, 2004 was 4.20% compared to 4.70% at March 31, 2003, a decline of 50 basis points.

Non-interest Income

Total non-interest income increased to $381,000 for the three months ended March 31, 2004 from $289,000 for the same period in 2003. The $92,000 increase, comparing 2004 to 2003, was primarily attributable to a $109,000 gain on sale of $6.8 million of loans held for sale.

Non-interest Expense

Total non-interest expense increased to $1,948,000 for the three months ended March 31, 2004 from $1,749,000 for the same period in 2003. The $199,000 increase, comparing 2004 to 2003, was primarily attributable to increases in compensation and benefits costs, principally higher performance bonus accruals.

Allowance for Loan Losses

As of March 31, 2004, the Company’s allowance for loan losses totaled $1.3 million, unchanged from the balance at December 31, 2003. The allowance for loan losses represents 0.62% of gross loans at March 31, 2004 compared to 0.67% at December 31, 2003.

Total non-performing assets, consisting of non-accrual loans, decreased by $1,000 to $79,000 at March 31, 2004 from $80,000 at December 31, 2003. Non-accrual loans at March 31, 2004 consisted of one loan totaling $79,000 secured by a single-family dwelling. There was no REO as of March 31, 2004 and December 31, 2003. As a percentage of total assets, non-performing assets were 0.03% at March 31, 2004 compared to 0.03% at December 31, 2003.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal’s loan portfolio as of March 31, 2004, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Deposits

Total deposits increased $6.9 million or 3.81% to $186.8 million from $179.9 million at December 31, 2003. Core deposits (NOW, demand, money market and passbook accounts) increased by $4.6 million during the first quarter of 2004. At March 31, 2004, core deposits represented 43.6% of total deposits compared to 42.8% at December 31, 2003, and 42.3% at March 31, 2003. Management has focused on increasing core deposit customers, extending deposit maturities on time deposits, and closely managing the cost of deposits.

Capital

Total capital at March 31, 2004 was $12.9 million compared to $18.2 million at December 31, 2003. The $5.3 million decrease was primarily due to the repurchase of the Company’s common stock from Hot Creek Ventures 1, L.P. and its affiliates, offset by net earnings for the period.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Performance Ratios

For the three months ended March 31, 2004, the Company’s return on average equity increased to 11.16% compared to 8.60% for the same period in 2003. The return on average assets also increased to 0.79% for the three months ended March 31, 2004 compared to 0.70% for the same period in 2003. The ratio of non-interest expense to average assets improved to 3.29% for the three months ended March 31, 2004 compared to 3.36% for the same period in 2003. The efficiency ratio (total non-interest expense divided by the sum of net interest income and non-interest income) improved to 71.46% in first quarter 2004 compared to 74.62% in first quarter 2003.

Income Taxes

The Company’s effective tax rate was approximately 39.97% for the three months ended March 31, 2004, compared to 38.82% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002 and the junior subordinated debentures issued during first quarter 2004. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and investments, and advances from the Federal Home Loan Bank of San Francisco. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments, and contributions of capital by the Company. During the first quarter of 2003, the Company contributed $1 million to the Bank, which was raised from the issuance of preferred stock to Fannie Mae.

Since December 31, 2003, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, including the Company’s audited financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2004, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	FIRREA Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2004
Leverage/Tangible ratio	4.00%	5.00%	7.46%
Tier 1 Risk-based ratio	4.00%	6.00%	10.33%
Total Risk-based ratio	8.00%	10.00%	11.09%

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31 – Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K dated and filed March 19, 2004 Item 5

Current Report on Form 8-K dated and filed February 9, 2004 Items 12 and 7

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: May 13, 2004	By:	/s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer
Broadway Financial Corporation

Date: May 13, 2004	By:	/s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer
Broadway Financial Corporation