Form 10-Q
period 2004-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2004-08-12
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,500,073 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash	$3,327	$5,029
Federal funds sold	900	2,600
Investment securities available for sale, at fair value	5,988	—
Investment securities held to maturity (fair value of $1,933,000 at June 30, 2004 and $3,967,000 at December 31, 2003)	2,000	3,996
Mortgage-backed securities available for sale, at fair value	—	9,122
Mortgage-backed securities held to maturity (fair value of $4,593,000 at June 30, 2004 and $6,664,000 at December 31, 2003)	4,350	6,317
Loans receivable held for sale, at lower of cost or fair value	—	1,671
Loans receivable, net	227,661	192,116
Accrued interest receivable	917	883
Investments in capital stock of Federal Home Loan Bank, at cost	2,200	1,789
Office properties and equipment, net	5,492	5,603
Other assets	850	689

Total assets	$253,685	$229,815

Liabilities and stockholders’ equity
Deposits	$184,041	$179,907
Advances from Federal Home Loan Bank	46,065	28,502
Junior subordinated debentures	6,000	—
Advance payments by borrowers for taxes and insurance	418	324
Deferred income taxes	1,058	1,019
Other liabilities	1,838	1,872

Total liabilities	239,420	211,624

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at June 30, 2004 and December 31, 2003	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued and outstanding 1,500,073 shares at June 30, 2004 and 1,832,507 shares at December 31, 2003	10	10
Additional paid-in capital	10,524	10,507
Accumulated other comprehensive loss, net of taxes	(7)	(68)
Retained earnings-substantially restricted	8,946	8,207
Treasury stock-at cost, 368,869 shares at June 30, 2004 and 36,435 shares at December 31, 2003	(5,142)	(375)
Unearned Employee Stock Ownership Plan shares	(68)	(92)

Total stockholders’ equity	14,265	18,191

Total liabilities and stockholders’ equity	$253,685	$229,815

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Interest on loans receivable	$3,285	$2,569	$6,397	$5,113
Interest on investment securities	56	37	102	103
Interest on mortgage-backed securities	67	404	193	808
Other interest income	35	37	62	75

Total interest income	3,443	3,047	6,754	6,099

Interest on deposits	791	764	1,574	1,585
Interest on borrowings	287	186	470	362

Total interest expense	1,078	950	2,044	1,947

Net interest income	2,365	2,097	4,710	4,152

Non-interest income:
Service charges	269	331	533	601
Net gains on sale of loans and securities available for sale	77	5	174	18
Other	19	10	39	16

Total non-interest income	365	346	746	635

Non-interest expense:
Compensation and benefits	1,160	1,020	2,317	1,934
Occupancy expense, net	275	251	530	509
Information services	166	126	332	256
Professional services	124	107	246	268
Office services and supplies	94	108	199	210
Other	183	249	326	433

Total non-interest expense	2,002	1,861	3,950	3,610

Earnings before income taxes	728	582	1,506	1,177
Income taxes	291	226	602	457

Net earnings	$437	$356	$904	$720

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(12)	$387	$207	$404
Reclassification of realized net gains (loss) included in net earnings	—	—	(108)	—
Income tax benefit (expense)	5	(153)	(38)	(154)

Other comprehensive income (loss), net of tax	(7)	234	61	250

Comprehensive earnings	$430	$590	$965	$970

Net earnings	$437	$356	$904	$720
Dividends paid on preferred stock	(19)	(19)	(38)	(38)

Earnings available to common shareholders	$418	$337	$866	$682

Earnings per share-basic	$0.28	$0.19	$0.54	$0.38

Earnings per share-diluted	$0.27	$0.18	$0.51	$0.36

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$904	$720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	177	183
Amortization of premiums and discounts on loans purchased	4	63
Amortization of net deferred loan origination fees	(138)	(29)
Amortization of premiums and discounts on investment and mortgage - backed securities	37	(28)
Amortization of deferred compensation	70	63
Loss on sale of securities available for sale	21	—
Gain on sale of loans receivable held for sale	(195)	(18)
Loans originated for sale	(13,479)	(622)
Proceeds from sale of loans receivable held for sale	15,345	1,081
Changes in operating assets and liabilities:
Accrued interest receivable	(34)	(413)
Other assets	(161)	(36)
Deferred income taxes	—	—
Other liabilities	(34)	(174)

Net cash provided by operating activities	2,517	790

Cash flows from investing activities:
Loans originated, net of refinances	(54,922)	(18,615)
Principal repayment on loans	21,391	23,117
Purchase of loans	(1,880)	(14,175)
Purchases of investment securities available for sale	(28,000)	(21,000)
Purchases of mortgage-backed securities available for sale	—	(12,000)
Proceeds from maturities of interest bearing deposits	—	1,028
Proceeds from call /maturities of investment securities available for sale	2,000	—
Proceeds from sale of investment securities available for sale	21,986	24,002
Proceeds from sale of mortgage-backed securities held to maturity	185	—
Proceeds from sale of mortgage-backed securities available for sale	9,201	—
Principal repayments on mortgage-backed securities held to maturity	1,757	2,300
Principal repayments on mortgage-backed securities available for sale	10	3,955
Purchase of Federal Home Loan Bank stock	(411)	(96)
Capital expenditures for office properties and equipment	(66)	(123)

Net cash used in investing activities	(28,749)	(11,607)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2004	2003
Cash flows from financing activities:
Net increase in deposits	$4,134	$7,384
Increase (decrease) in advances from the Federal Home Loan Bank	17,563	3,406
Junior subordinated debentures issued	6,000	—
Common and Preferred dividends paid	(165)	(173)
Reissuance of treasury stock	945	—
Purchases of treasury stock	(5,851)	—
Stock options exercised	110	24
Increase (decrease) in advances by borrowers for taxes and insurance	94	(67)

Net cash provided by financing activities	22,830	10,574

Net increase (decrease) in cash and cash equivalents	(3,402)	(243)
Cash and cash equivalents at beginning of period	7,629	5,359

Cash and cash equivalents at end of period	$4,227	$5,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,089	$1,932

Cash paid for income taxes	$380	$377

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from held for sale to held for investment	$—	$3,184

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2004 and December 31, 2003, the results of their operations and comprehensive earnings for the three and six months ended June 30, 2004 and 2003 and their cash flows for the six months ended June 30, 2004 and 2003. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,470,702 and 1,794,153 shares for the three months ended June 30, 2004 and 2003, and 1,611,361 and 1,790,925 shares for the six months ended June 30, 2004 and 2003, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,563,834 and 1,889,532 shares for the three months ended June 30, 2004 and 2003, and 1,708,699 and 1,884,063 shares for the six months ended June 30, 2004 and 2003, respectively).

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

In the meantime, the Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. SAB 105 has not had a material financial impact on us.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over or creation of valuation allowances and initial accounting. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

NOTE (5) – Stock-based Compensation Plans

The Company has stock-based compensation plans (the “Plans”), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 457,124 shares (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At June 30, 2004, the Company had 368,869 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share)
Net income available to common shareholders, as reported	$418	$337	$866	$682
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(5)	(30)	(18)

Pro forma net income	$402	$332	$836	$664

Basic net income per share
As reported	$0.28	$0.19	$0.54	$0.38
Pro forma	$0.27	$0.19	$0.52	$0.38
Diluted net income per share
As reported	$0.27	$0.18	$0.51	$0.36
Pro forma	$0.26	$0.18	$0.49	$0.36

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

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. Cathay has informed the Company that it will defer pursuing regulatory approval of the purchase of the remaining up to 145,000 shares of the Company’s Common Stock until later this year. Based on discussions with Cathay, the Company currently believes that the remaining stock sale to Cathay, and the public tender will not occur before December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2004, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Comparison of Operating Results for the Three Months and Six Months ended June 30, 2004 and June 30, 2003

General

The Company recorded net earnings of $437,000 and $904,000, or $0.27 and $0.51 per diluted share, respectively, for the three and six months ended June 30, 2004, compared to $356,000 and $720,000, or $0.18 and $0.36 per diluted share, respectively, for the three and six months ended June 30, 2003. Compared to 2003, second quarter net earnings increased 22.75% and net earnings for the six months increased 25.56%.

Net Earnings

The change in net earnings, comparing 2004 to 2003, was primarily attributable to the increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $268,000 and $558,000, or 12.78% and 13.44%, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003. Non-interest income increased $19,000 and $111,000, or 5.49% and 17.48%, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003. Non-interest expense increased $141,000 and $340,000, or 7.58% and 9.42%, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003.

Net Interest Income

Net interest income increased to $2.4 million and $4.7 million for the three and six months ended June 30, 2004, from $2.1 million and $4.2 million for the same periods in 2003. A six-month rate/volume analysis indicates that the $558,000 increase in net interest income in the first six months of 2004 over 2003 was primarily attributable to the impact of the growth in average interest-earning assets of $31.0 million, or 15.10%, and average interest-bearing liabilities of $32.8 million, or 17.03%, which resulted in an increase in net interest income of $856,000 (volume impact), offset by the impact of a decrease in the net interest rate spread of 2 basis points (rate impact), which resulted in a decrease in net interest income of $298,000.

Gross loan originations were $35.5 million and $68.7 million for the three and six months ended June 30, 2004, compared to $11.3 million and $19.0 million for the same periods in 2003. Loans purchases totaled $1.9 million for the three and six months ended June 30, 2004, compared to $14.2 million in the first quarter of 2003. Loan prepayments amounted to $10.9 million and $21.4 million for the three and six months ended June 30, 2004, compared to $14.4 million and $23.1 million for the same periods in 2003. The drop in loan prepayments in the second quarter of 2004 reflects the effect of rising interest rates. If rates continue to rise during the remainder of the year, prepayments may be expected to continue to decrease. Loans receivable, net grew $35.5 million, or 18.50%, to $227.7 million at June 30, 2004 from $192.1 million at December 31, 2003.

Interest-bearing liabilities increased $12.5 million during the second quarter of 2004. The increase was primarily attributable to the net effect of an increase in Federal Home Loan Bank (“FHLB”) advances of $15.3 million, offset by a decrease in deposits of $2.7 million. The decrease in deposits is primarily due to the withdrawal of $3.0 million by a non-profit organization, which the Company anticipates will be redeposited before year-end 2004. For the six months ended June 30, 2004, interest-bearing liabilities increased $27.7 million. This increase was comprised of an increase in deposits of $4.1 million, an increase in FHLB advances of $17.6 million and the issuance of junior subordinated debentures of $6.0 million.

The net interest rate spread for the three and six months ended June 30, 2004 was 3.82% and 3.91%, respectively, compared 3.88% and 3.93%, respectively, for the same periods in 2003. The 6 and 2 basis points decreases in spread were attributable to the larger decline in the weighted average yield on interest-earning assets compared to the decline in the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 15 and 23 basis points to 5.66% and 5.72%, respectively, for the three and six months ended June 30, 2004 from 5.81% and 5.95%, respectively, for the same periods in 2003. The weighted average cost of funds declined 9 and 21 basis points to 1.84% and 1.81%, respectively, for the three and six months ended June 30, 2004 compared to 1.93% and 2.02%, respectively, for the same periods in 2003. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at June 30, 2004 was 4.07% compared to 4.73% at June 30, 2003, a decline of 66 basis points.

Non-interest Income

Total non-interest income increased to $365,000 and $746,000 for the three and six months ended June 30, 2004, from $346,000 and $635,000 for the same periods in 2003. The $19,000 increase for the second quarter was primarily attributable to an $86,000 gain on sale of $8.5 million of loans held for sale, offset by an $8,000 loss on sale of securities and a $62,000 decrease in service charges. The decrease in service charges was primarily attributable to the Bank exiting its cash delivery services to check cashing businesses.

Non-interest Expense

Total non-interest expense increased to $2.0 million and $4.0 million for the three and six months ended June 30, 2004, from $1.9 million and $3.6 million for the same periods in 2003. The $141,000 increase for the second quarter was primarily attributable to increases in compensation and benefits costs, principally higher performance bonus accruals.

Allowance for Loan Losses

As of June 30, 2004, the Company’s allowance for loan losses totaled $1.3 million, unchanged from the balance at December 31, 2003. The allowance for loan losses represents 0.57% of gross loans at June 30, 2004 compared to 0.67% at December 31, 2003.

Total non-performing assets, consisting of non-accrual loans, decreased by $1,000 to $79,000 at June 30, 2004 from $80,000 at December 31, 2003. Non-accrual loans at June 30, 2004 consisted of one loan totaling $79,000 secured by a single-family dwelling. There was no REO as of June 30, 2004 and December 31, 2003. As a percentage of total assets, non-performing assets were 0.03% at June 30, 2004, compared to 0.03% at December 31, 2003.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal’s loan portfolio as of June 30, 2004, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Deposits

Total deposits increased $4.1 million, or 2.30%, to $184.0 million from $179.9 million at December 31, 2003. Core deposits (NOW, demand, money market and passbook accounts) increased by $5.9 million during the first six months of 2004. At June 30, 2004, core deposits represented 45.02% of total deposits, compared to 42.77% at December 31, 2003, and 44.59% at June 30, 2003. Management has focused on increasing core deposit customers, extending deposit maturities on time deposits, and closely managing the cost of deposits.

Capital

Total capital at June 30, 2004 was $14.3 million, compared to $18.2 million at December 31, 2003. The $3.9 million decrease was primarily due to the repurchase of the Company’s common stock from Hot Creek Ventures 1, L.P. and its affiliates, offset by the sale of the Company’s common stock to Cathay General Bancorp (“Cathay”) and net earnings for the period.

Performance Ratios

For the three months ended June 30, 2004, the Company’s return on average equity increased to 12.79%, compared to 8.03% for the same period in 2003. The return on average assets also increased to 0.69% for the three months ended June 30, 2004, compared to 0.65% for the same period in 2003. The ratio of non-interest expense to average assets improved to 3.18% for the three months ended June 30, 2004, compared to 3.41% for the same period in 2003. The efficiency ratio (total non-interest expense divided by the sum of net interest income and non-interest income) improved to 73.33% in second quarter 2004, compared to 76.18% in second quarter 2003.

Income Taxes

The Company’s effective tax rate was approximately 39.97% for the three and six months ended June 30, 2004, compared to 38.82% for the same periods in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay during the second quarter of 2004. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. (See Note (7) of Notes to Unaudited Consolidated Financial Statements)

The Bank’s primary sources of funds are deposits, principal and interest payments on loans, sales of loans, mortgage-backed securities and investments, and advances from the Federal Home Loan Bank of San Francisco. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments, and contributions of capital by the Company.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2004, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	FIRREA Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2004
Tangible ratio	1.50%	N/A	7.28%
Leverage ratio	4.00%	5.00%	7.28%
Tier 1 Risk-based ratio	4.00%	6.00%	9.94%
Total Risk-based ratio	8.00%	10.00%	10.64%

ITEM 3.	CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

See Note (7) to the accompanying financial statements for a description of the Company’s issuance of common stock in June 2004 without registration under the Securities Act of 1933 in reliance on the exemption set forth in Section 4(2) thereof and a related repurchase of its common stock in March 2004.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 16, 2004 for the following purposes:

(a) To elect three directors to serve until the Annual Meeting to be held in the year 2007 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Elbert T. Hudson, Robert C. Davidson, Jr. and Rosa M. Hill to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. Elbert T. Hudson
For	1,126,990
Against	500
Abstain	25

Mr. Robert C. Davidson, Jr.
For	1,126,990
Against	500
Abstain	25

Ms. Rosa M. Hill
For	1,121,141
Against	0
Abstain	6,374

(b) To ratify the appointment of KPMG LLP as the Company’s independent auditors for 2004.

At the meeting, the stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors based upon 1,124,361 shares voting “for”, 2,900 shares voting “against” and 254 shares abstaining.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 31 – Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Current Report on Form 8-K dated and filed June 21, 2004 Item 5

Current Report on Form 8-K dated and filed June 16, 2004 Item 5

Current Report on Form 8-K dated and furnished April 29, 2004 Item 12

Current Report on Form 8-K dated and filed March 19, 2004 Item 5

Current Report on Form 8-K dated and furnished February 9, 2004 Item 12

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: August 12, 2004	By:	/s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer Broadway Financial Corporation

Date: August 12, 2004	By:	/s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer Broadway Financial Corporation