Form 10QSB
period 2004-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2004-11-10
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,518,890 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 29, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash	$3,566	$5,029
Federal funds sold	8,800	2,600
Investment securities available for sale, at fair value	5,988	—
Investment securities held to maturity (fair value of $1,981,000 at September 30, 2004 and $3,967,000 at December 31, 2003)	2,000	3,996
Mortgage-backed securities available for sale, at fair value	—	9,122
Mortgage-backed securities held to maturity (fair value of $3,919,000 at September 30, 2004 and $6,664,000 at December 31, 2003)	3,697	6,317
Loans receivable held for sale, at lower of cost or fair value	—	1,671
Loans receivable, net	233,206	192,116
Accrued interest receivable	975	883
Investments in capital stock of Federal Home Loan Bank, at cost	2,413	1,789
Office properties and equipment, net	5,639	5,603
Other assets	966	689

Total assets	$267,250	$229,815

Liabilities and stockholders’ equity
Deposits	$192,586	$179,907
Advances from Federal Home Loan Bank	49,970	28,502
Junior subordinated debentures	6,000	—
Advance payments by borrowers for taxes and insurance	837	324
Deferred income taxes	1,058	1,019
Other liabilities	2,068	1,872

Total liabilities	252,519	211,624

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at September 30, 2004 and December 31, 2003	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at September 30, 2004 and December 31, 2004; outstanding 1,518,890 shares at September 30, 2004 and 1,832,507 shares at December 31, 2003	19	10
Additional paid-in capital	10,417	10,507
Accumulated other comprehensive loss, net of taxes	(7)	(68)
Retained earnings-substantially restricted	9,236	8,207
Treasury stock-at cost, 350,052 shares at September 30, 2004 and 36,435 shares at December 31, 2003	(4,880)	(375)
Unearned Employee Stock Ownership Plan shares	(56)	(92)

Total stockholders’ equity	14,731	18,191

Total liabilities and stockholders’ equity	$267,250	$229,815

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Interest on loans receivable	$3,391	$2,556	$9,788	$7,669
Interest on investment securities	54	33	156	136
Interest on mortgage-backed securities	60	345	253	1,153
Other interest income	41	27	103	102

Total interest income	3,546	2,961	10,300	9,060

Interest on deposits	820	730	2,394	2,315
Interest on borrowings	363	194	833	556

Total interest expense	1,183	924	3,227	2,871

Net interest income before provision for loan losses	2,363	2,037	7,073	6,189
Provision for loan losses	58	—	58	—

Net interest income after provision for loan losses	2,305	2,037	7,015	6,189

Non-interest income:
Service charges	255	255	788	773
Net gains on sale of loans and securities available for sale	51	81	225	103
Other	35	21	74	27

Total non-interest income	341	357	1,087	903

Non-interest expense:
Compensation and benefits	1,169	1,038	3,486	2,986
Occupancy expense, net	271	152	801	795
Information services	161	267	493	434
Professional services	135	104	381	372
Office services and supplies	116	103	315	315
Other	153	129	479	411

Total non-interest expense	2,005	1,793	5,955	5,313

Earnings before income taxes	641	601	2,147	1,779
Income taxes	256	222	858	680

Net earnings	$385	$379	$1,289	$1,099

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$—	$(545)	$120	$(141)
Reclassification of realized net gains (loss) included in net earnings	—	85	(21)	85
Income tax benefit (expense)	—	179	(38)	25

Other comprehensive income (loss), net of tax	—	(281)	61	(31)

Comprehensive earnings	$385	$98	$1,350	$1,068

Net earnings	$385	$379	$1,289	$1,099
Dividends paid on preferred stock	(19)	(19)	(58)	(58)

Earnings available to common shareholders	$366	$360	$1,231	$1,041

Earnings per share-basic	$0.24	$0.20	$0.78	$0.58

Earnings per share-diluted	$0.23	$0.19	$0.74	$0.55

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,289	$1,099
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	269	273
Amortization of premiums and discounts on loans purchased	12	89
Amortization of net deferred loan origination fees	(188)	(69)
Amortization of premiums and discounts on investment and mortgage-backed securities	46	312
Amortization of deferred compensation	101	97
Loss (Gain) on sale of securities available for sale	21	(85)
Gain on sale of loans receivable held for sale	(246)	(18)
Gain on disposal of fixed assets	—	(1)
Provision for loan losses	58	—
Loans originated for sale	(17,387)	(2,732)
Proceeds from sale of loans receivable held for sale	19,304	1,481
Changes in operating assets and liabilities:
Accrued interest receivable	(92)	63
Other assets	(277)	(7,829)
Other liabilities	196	2,133

Net cash provided by (used in) operating activities	3,106	(5,187)

Cash flows from investing activities:
Loans originated, net of refinances	(72,320)	(35,362)
Principal repayment on loans	33,383	36,038
Purchase of loans	(2,035)	(18,009)
Purchases of investment securities held to maturity	—	(996)
Purchases of investment securities available for sale	(28,000)	(23,000)
Purchases of mortgage-backed securities available for sale	—	(17,373)
Proceeds from maturities of interest bearing deposits	—	1,028
Proceeds from call /maturities of investment securities available for sale	2,000	—
Proceeds from sale of investment securities available for sale	21,986	27,990
Proceeds from sale of mortgage-backed securities held to maturity	185	—
Proceeds from sale of mortgage-backed securities available for sale	9,201	14,467
Principal repayments on mortgage-backed securities held to maturity	2,401	3,389
Principal repayments on mortgage-backed securities available for sale	10	9,621
Purchase of Federal Home Loan Bank stock	(624)	(210)
Proceeds from sale of fixed assets	—	35
Capital expenditures for office properties and equipment	(305)	(160)

Net cash used in investing activities	(34,118)	(2,542)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2004	2003
Cash flows from financing activities:
Net increase in deposits	$12,679	$11,137
Increase in advances from the Federal Home Loan Bank	21,468	2,347
Junior subordinated debentures issued	6,000	—
Common and Preferred dividends paid	(260)	(260)
Reissuance of treasury stock	963	—
Purchases of treasury stock	(5,851)	—
Stock options exercised	237	88
Increase in advances by borrowers for taxes and insurance	513	222

Net cash provided by financing activities	35,749	13,534

Net increase in cash and cash equivalents	4,737	5,805
Cash and cash equivalents at beginning of period	7,629	5,359

Cash and cash equivalents at end of period	$12,366	$11,164

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,272	$2,854

Cash paid for income taxes	$570	$582

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from held for sale to held for investment	$—	$3,184

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2004 and December 31, 2003, the results of their operations and comprehensive earnings for the three and nine months ended September 30, 2004 and 2003 and their cash flows for the nine months ended September 30, 2004 and 2003. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,497,958 and 1,802,204 shares for the three months ended September 30, 2004 and 2003, and 1,573,284 and 1,794,726 shares for the nine months ended September 30, 2004 and 2003, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,578,904 and 1,908,887 shares for the three months ended September 30, 2004 and 2003, and 1,665,348 and 1,894,614 shares for the nine months ended September 30, 2004 and 2003, respectively).

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

NOTE (5) – Stock-based Compensation Plans

The Company has stock-based compensation plans (the “Plans”), which provide for the granting of stock options, stock appreciation rights and restricted stock to employees and directors. The Plans authorize 457,124 shares (adjusted for stock dividends and splits) of Common Stock to be available for issuance under the Plans. Stock options granted under the Plans are exercisable over vesting periods specified in each Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At September 30, 2004, the Company had 350,052 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share)
Net income available to common shareholders, as reported	$366	$360	$1,231	$1,041
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(11)	(45)	(28)

Pro forma net income	$350	$349	$1,186	$1,013

Basic net income per share
As reported	$0.24	$0.20	$0.78	$0.58
Pro forma	$0.23	$0.19	$0.75	$0.56
Diluted net income per share
As reported	$0.23	$0.19	$0.74	$0.55
Pro forma	$0.22	$0.18	$0.71	$0.53

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of Company shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described in Note (7) below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 4.10% for the quarterly period ending September 16, 2004.

NOTE (7) – Capital Transactions

On March 18, 2004, the Company purchased from Hot Creek their holdings in the Company’s common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. This purchase of shares was recorded in treasury stock at cost. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of the Company’s Common Stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company also announced its intent to make a public tender offer for up to 183,251 shares of Common Stock, constituting 10% of the Company’s Common Stock outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of Broadway Financial Corporation stock. Cathay has informed the Company that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. Cathay has informed the Company that, while it still intends to complete the purchase of the remaining up to 145,000 shares of the Company’s Common Stock, it now believes that it will not be in a position to resubmit its regulatory approval application until sometime after the end of this year.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At September 30, 2004, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Comparison of Operating Results for the Three Months and Nine Months ended September 30, 2004 and September 30, 2003

General

The Company recorded net earnings of $385,000 and $1,289,000, or $0.23 and $0.74 per diluted share, respectively, for the three and nine months ended September 30, 2004, compared to $379,000 and $1,099,000, or $0.19 and $0.55 per diluted share, respectively, for the three and nine months ended September 30, 2003. Compared to 2003, third quarter net earnings increased 1.58% and net earnings for the nine months increased 17.29%.

Net Earnings

The increase in net earnings, comparing 2004 to 2003, was primarily attributable to the increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income after provision for loan losses increased $268,000 and $826,000, or 13.16% and 13.35%, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. Non-interest income decreased $16,000, or 4.48%, and increased $184,000, or 20.38%, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. Non-interest expense increased $212,000 and $642,000, or 11.82% and 12.08%, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003.

Net Interest Income

Net interest income after provision for loan losses increased to $2.3 million and $7.0 million for the three and nine months ended September 30, 2004, from $2.0 million and $6.2 million for the same periods in 2003. A nine-month rate/volume analysis indicates that the $884,000 increase in net interest income before provision for loan losses was primarily attributable to the impact of the growth in average interest-earning assets of $35.8 million, or 17.38%, and average interest-bearing liabilities of $37.2 million, or 19.14%, which resulted in an increase in net interest income of $1,549,000 (volume impact), offset by the impact of a decrease in the net interest rate spread of 8 basis points (rate impact), which resulted in a decrease in net interest income of $665,000.

Gross loan originations were $21.5 million and $90.2 million for the three and nine months ended September 30, 2004, compared to $18.8 million and $37.8 million for the same periods in 2003. Loans purchases totaled $155,000 and $2.0 million for the three and nine months ended September 30, 2004, compared to $3.8 million and $17.8 million for the same periods in 2003. There were no purchases of mortgage-backed securities for the three and nine months ended September 30, 2004, compared to purchases of $3.4 million and $17.4 million of mortgage-backed securities for the same periods in 2003. Loan prepayments amounted to $12.0 million and $33.4 million for the three and nine months ended September 30, 2004, compared to $12.9 million and $36.0 million for the same periods in 2003. Loans receivable, net grew $41.1 million, or 21.39%, to $233.2 million at September 30, 2004 from $192.1 million at December 31, 2003.

Interest-bearing liabilities increased $12.5 million during the third quarter of 2004. The increase was primarily attributable to increases in Federal Home Loan Bank (“FHLB”) advances of $3.9 million and deposits of $8.6 million. For the nine months ended September 30, 2004, interest-bearing liabilities increased $40.2 million. The increase was comprised of a $12.7 million increase in deposits, a $21.5 million increase in FHLB advances and a $6.0 million issuance of junior subordinated debentures.

The net interest rate spread for the three and nine months ended September 30, 2004 was 3.66% and 3.82%, respectively, compared to 3.78% and 3.90%, respectively, for the same periods in 2003. The 12 and 8 basis points decreases in spread were attributable to the larger decline in the weighted average yield on interest-earning assets compared to the decline in the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 4 and 19 basis points to 5.61% and 5.68%, respectively, for the three and nine months ended September 30, 2004, from 5.65% and 5.87%, respectively, for the same periods in 2003. The weighted average cost of funds increased 7 basis points to 1.95% and declined 11 basis points to 1.86%, respectively, for the three and nine months ended September 30, 2004, from 1.88% and 1.97%, respectively, for the same periods in 2003. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at September 30, 2004 was 3.93% compared to 4.62% at September 30, 2003, a decline of 69 basis points.

Non-interest Income

Non-interest income totaled $341,000 and $1,087,000 for the three and nine months ended September 30, 2004, compared to $357,000 and $903,000 for the same periods in 2003. While the third quarter results were substantially the same, the Bank earned more on the sale of loans in 2004 than in 2003.

Non-interest Expense

Total non-interest expense increased to $2.0 million and $6.0 million for the three and nine months ended September 30, 2004, from $1.8 million and $5.3 million for the same periods in 2003. Compensation and benefits increased $131,000 as we added management personnel.

Allowance for Loan Losses

As of September 30, 2004, the Company’s allowance for loan losses increased to $1.4 million, from $1.3 million at December 31, 2003. The allowance for loan losses represents 0.58% of gross loans at September 30, 2004 compared to 0.67% at December 31, 2003. The $58,000 loan loss provision was primarily related to losses on savings overdraft accounts.

Total non-performing assets, consisting of non-accrual loans, increased by $35,000 to $115,000 at September 30, 2004 from $80,000 at December 31, 2003. Non-accrual loans at September 30, 2004 consisted of a $78,000 loan secured by a single-family dwelling and a $37,000 non-mortgage loan. There was no REO as of September 30, 2004 and December 31, 2003. As a percentage of total assets, non-performing assets were 0.04% at September 30, 2004, compared to 0.03% at December 31, 2003.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal’s loan portfolio as of September 30, 2004, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Deposits

Total deposits increased $12.7 million, or 7.05%, to $192.6 million from $179.9 million at December 31, 2003. Core deposits (NOW, demand, money market and passbook accounts) increased by $15.0 million during the first nine months of 2004. At September 30, 2004, core deposits represented 47.71% of total deposits, compared to 42.77% at December 31, 2003, and 44.62% at September 30, 2003. Management has focused on increasing core deposit customers and closely managing the cost of deposits.

Capital

Total capital at September 30, 2004 was $14.7 million, compared to $18.2 million at December 31, 2003. The $3.5 million decrease was primarily due to the repurchase of the Company’s common stock from Hot Creek Ventures 1, L.P. and its affiliates, offset by the sale of the Company’s common stock to Cathay General Bancorp (“Cathay”) and net earnings for the period.

Performance Ratios

For the three months ended September 30, 2004, the Company’s return on average equity increased to 10.42%, compared to 8.49% for the same period in 2003. The return on average assets decreased to 0.59% for the three months ended September 30, 2004, compared to 0.69% for the same period in 2003. The ratio of non-interest expense to average assets improved to 3.07% for the three months ended September 30, 2004, compared to 3.28% for the same period in 2003. The efficiency ratio (total non-interest expense divided by the sum of net interest income and non-interest income) also improved to 74.15% in third quarter 2004, compared to 74.90% in third quarter 2003.

Income Taxes

The Company’s effective tax rate was approximately 39.94% and 39.96% for the three and nine months ended September 30, 2004, compared to 36.94% and 38.22% for the same periods in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay during the second quarter of 2004. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. See Note (7) of Notes to Unaudited Consolidated Financial Statements.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2004, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2004
Tangible ratio	1.50%	N/A	7.10%
Leverage ratio	4.00%	5.00%	7.10%
Tier 1 Risk-based ratio	4.00%	6.00%	10.01%
Total Risk-based ratio	8.00%	10.00%	10.73%

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2004.

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

(b) Reports on Form 8-K

Form 8-K filed September 17, 2004 with respect to a press release announcing the election of Rick McGill to the Board of Directors of the Company and Broadway Federal Bank.

Form 8-K filed July 29, 2004 with respect to a press release announcing earnings for the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: November 10, 2004	By:	/s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer
Broadway Financial Corporation

Date: November 10, 2004	By:	/s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer
Broadway Financial Corporation