Form 10KSB
period 2004-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2005-03-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

$0.01 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [    ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X].

State issuer’s revenues for its most recent fiscal year: $15,401,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $16,321,000, based on the average bid and asked prices of such common equity as of February 28, 2005 as quoted on The Nasdaq Stock Market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,520,347 shares of Common Stock at February 28, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  [    ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

ii

Forward-Looking Statements

Certain statements herein, including without limitation, matters discussed under “Management’s Discussion and Analysis” in Part II, Item 6 of this Form 10-KSB, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then as of the date of this Form 10-KSB. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, and demographics of our lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred by us, the level of our loss reserves and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and non-residential real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

iii

PART I

Item 1. Description of Business

General

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

Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. We conduct our business from three banking offices in Los Angeles and one banking office located in the nearby City of Inglewood. Our executive offices are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about us can visit our website at www.broadwayfederalbank.com.

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family and single-family residential mortgage loans. To a lesser extent, we invest in non-residential real estate loans, secured primarily by church properties and commercial properties, and also invest in certain other types of loans. In addition, we invest in securities issued by the federal government and agencies, mortgage-backed securities, mortgage-related mutual funds and other investments.

We originate and purchase loans for investment and for sale. In most instances, we retain the servicing rights with respect to loans sold. Our primary sources of revenue are interest we earn on our mortgage loans, investment securities and mortgage-backed securities. Our principal expenses are interest expense we incur on our interest-bearing liabilities, including deposits and borrowings, together with general and administrative expenses. Our primary sources of funds are deposits, principal and interest payments on our loans, investment securities and mortgage-backed securities, and proceeds from sales of our loans, mortgage-backed and other securities, and Federal Home Loan Bank (“FHLB”) borrowings.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the OTS. The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “-Regulation.”

At December 31, 2004, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

The Los Angeles metropolitan area is a highly competitive market in which we face significant competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in our market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than us, and many have a regional, statewide or national presence. We believe that this competition has increased substantially, particularly with respect to one- to four-

family and multi-family residential lending activities. Many larger institutions, able to accept lower returns on loans in our market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “Regulation-Community Reinvestment Act.”

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

Lending Activities

General. We emphasize the origination and to a lesser extent, the purchase of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2004, approximately 97.23% of our mortgage loans had adjustable rates. Although we have continued to originate fixed rate mortgage loans in response to customer demand, and our strategy is to have a portion of our interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed rate mortgage loans we originate and some of our ARMs and hybrid ARMs are sold in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is made at the time of loan origination or purchase. At December 31, 2004, we had two multi-family loans held for sale with an aggregate principal balance of $1.1 million.

The types of loans that we originate are subject to federal laws and regulations. The interest rates that we charge on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. Federal savings associations and savings banks are not subject to usury or other interest rate limitations.

During 2004, we purchased $9.2 million of loans originated by others. These loans are secured by single-family and multi-family residential properties and non-residential commercial real estate properties.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in our market area. In reaching a decision on whether to make a multi-family loan, we consider the qualifications of the borrower as well as the underlying property securing the loan. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the lower of the selling price or the appraised value. Most multi-family loans are originated with maturities of up to 30 years. Multi-family loans amounted to $183.5 million and $142.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004, multi-family loans represented 77.19% of our gross loan portfolio, compared to 72.67% at December 31, 2003. Of the multi-family residential mortgage loans outstanding at December 31, 2004, 0.09% were fixed rate loans and 99.91% were ARMs.

The interest rates for our multi-family ARMs are indexed to the 11th District Cost of Funds Index (“COFI”), the 1-year Treasury Index (“Treasury”), the 1-year Constant Maturity Treasury Index (“1 Yr. CMT”), the 12-month average of the Treasury Index (“12 MTA”) and the six-month London InterBank Offered Rate Index (“LIBOR”). We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

Multi-family lending is a significant part of our strategy to focus on loan program offerings in less competitive markets resulting in higher-yielding assets. The small multi-family loan (generally under $500,000) on properties in our market area has been a successful niche for us in the past several years. Most of these multi-family loans had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans generally ranges from two to seven years. The adjustable rate portion of these loans is primarily indexed to the LIBOR Index.

We believe that the risks associated with multi-family loans described below are mitigated by underwriting requirements, which include conservative loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or appraised value of the underlying property. Subsequent declines in the real estate values in our primary market area, however, may result in increases in the loan-to-value ratios on our existing multi-family mortgage loans. We also generally require minimum debt service ratios of 120%. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

When evaluating the qualifications of the borrower for a multi-family loan, we consider, among other things, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, and our lending experience with the borrower, where applicable. Our underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making our assessment of the creditworthiness of the borrower, we generally review the financial statements, employment and credit history of the borrower, as well as other related documentation.

The largest multi-family loan in our loan portfolio at December 31, 2004 was a loan secured by an 18-unit property located in Los Angeles, California and had an outstanding principal balance of $1.8 million. This loan is currently performing according to its terms. Our second largest multi-family loan, totaling $1.8 million at that date, was secured by a 26-unit property located in Van Nuys, California. This loan is currently performing according to its terms. At December 31, 2004, we had 20 other multi-family loans with a balance exceeding $1.0 million. These loans are currently performing according to their terms.

Multi-family loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. As a result, adverse economic conditions that have severe effects in our primary market areas of Mid-City and South Los Angeles may result in declines in real estate values of multi-family properties that are more pronounced than for single-family residential properties. We attempt to offset the risks associated with multi-family lending through careful application of our underwriting standards and procedures, and by generally making such loans with lower loan-to-value ratios than the maximum ratios permitted for single-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for the loan or the future cash flow of the affected properties.

One- to Four-Family Mortgage Lending. We offer ARMs and fixed rate loans secured by one- to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. One- to four-family loans amounted to $26.4 million and $33.8 million at December 31, 2004 and 2003, respectively. At December 31, 2004, one- to four-family loans represented 11.10% of our gross loan portfolio, compared to 17.28% at December 31, 2003. Of the one- to four-family residential mortgage loans outstanding at December 31, 2004, 21.54% were fixed rate loans and 78.46% were ARMs.

The interest rates for our single-family ARMs are indexed to COFI. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

We qualify our ARM borrowers based upon the fully indexed interest rate (LIBOR or other index plus an applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower may be discounted to a rate we determine to adjust for market and other competitive factors. The ARMs that we offer have a lifetime adjustment limit that is set at the time the loan is approved. Because of interest rate caps and floors, market rates may exceed and/or go below the respective maximum or minimum rates payable on our ARMs.

We generally offer fixed rate mortgage loans with terms that primarily are 5, 15 and 30 years, which are payable monthly. Interest rates charged on fixed rate mortgage loans are competitively priced based on market conditions and our cost of funds. We generally sell long-term fixed rate mortgages in the secondary market.

Our policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Many of our borrowers on one- to four-family properties are older homeowners who typically prefer to maintain lower than the maximum permitted loan balances. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

In addition to single-family loans that we directly originate, single-family loans are made available through a joint venture between the Company and Metrocities Mortgage, LLC. The Company refers loan customers to the joint venture, which is named Broadway Metro Financial, and Metrocities Mortgage, LLC provides the origination, processing, underwriting, and funding services. Profits from the joint venture are split in accordance with the terms of the Agreement for the joint venture. This arrangement enables us to offer to customers a full spectrum of single-family loan products at competitive pricing.

Non-Residential Real Estate Lending. We originate non-residential real estate loans that are generally secured by properties used for religious or for business purposes, such as church buildings, small office buildings, health care facilities and retail facilities located in our primary market area. Non-residential real estate loans amounted to $24.3 million and $17.4 million at December 31, 2004 and 2003, respectively. At December 31, 2004, non-residential lending represented 10.22% of our gross loan portfolio, compared to 8.87% at December 31, 2003. Of the non-residential real estate loans outstanding at December 31, 2004, 2.89% were fixed rate loans and 97.11% were ARMs.

Our non-residential real estate loans are generally made in amounts up to 75% of the lower of the selling price or the appraised value of the property. These loans may have amortization periods and maturity dates of up to 30 years and are ARMs or hybrid ARMs indexed to COFI, Treasury, LIBOR, or the Prime Rate. Our non-residential loan underwriting standards and procedures are similar to those applicable to our multi-family loans. We consider, among other things, the net operating income of the property and the borrower’s management expertise, credit history and profitability. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios of at least 130%. The underwriting standards for non-residential loans secured by church properties are different than for non-church, non-residential real estate in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

The largest non-residential loan in our portfolio was originated in 2004. It is a loan to a church in Inglewood, California, and had an outstanding balance at December 31, 2004 of $1.8 million. This loan is currently performing according to its terms. Our second largest non-residential loan was also originated in 2004. It is a loan on a church property located in Los Angeles, California, and had an outstanding balance at December 31, 2004 of $1.5 million. This loan is currently performing according to its terms. At December 31, 2004, our portfolio contained two other non-residential loans with outstanding balances exceeding $1.0 million. These loans are currently performing according to their terms.

Originating loans secured by church properties is a market niche in which we have been active since our inception. Although we experience delinquencies on some of these loans and have made additions to our allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and we have not incurred losses from foreclosures of these loans to date. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in our portfolio totaled $13.5 million and $9.1 million at December 31, 2004 and 2003, respectively.

Loans secured by non-residential real estate generally involve a greater degree of risk than residential mortgage loans because payment on loans secured by non-residential real estate is typically dependent on the successful operation or management of the properties and is thus subject, to a greater extent than single family residential loans, to adverse conditions in the real estate market or the economy. Additionally, adverse economic conditions in our primary lending market area could result in reduced cash flows on commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to minimize these risks by originating such loans on a selective basis with more restrictive underwriting criteria and generally restrict such loans to our general market area.

Consumer Lending. Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2004, loans secured by savings accounts represented $636,000, or 0.27%, of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

Loan Approval Procedures and Authority. Our Board of Directors establishes our lending policies. The Loan Committee, which is comprised of the Chief Lending Officer and at least three members of the Board of Directors, one of whom is the President and Chief Executive Officer, is primarily responsible for establishing and monitoring our lending policies.

The Board of Directors has authorized the following loan approval limits based upon the amount of our total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is $400,000 or less, the new loan may be approved by either the Senior Vice President-Chief Loan Officer or the President; if the total of the borrower’s existing loans and the loan under consideration is from $400,001 to $800,000, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President-Chief Loan Officer; if the total of the borrower’s existing loans and the loan under consideration is from $800,001 up to $1,200,000, the new loan must be approved by two Loan Committee members, in addition to the Senior Vice President/Chief Loan Officer; and if the total of existing loans and the loan under consideration is more than $1.2 million, the loan must have a unanimous Loan Committee approval. If such unanimous approval is not reached, then the loan may be presented to the Executive Committee of the Board of Directors for approval. The Board of Directors approved these limits on December 17, 2003. Prior to that date, any loan in excess of $1 million required Board of Directors’ approval. In addition, it is our practice that all loans approved only by management be reported the following month to the two outside directors on the Loan Committee, and be ratified by the Board of Directors.

For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board annually approves our appraisal policy and the independent appraisers that we use.

It is our policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance naming Broadway Federal as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, private mortgage insurance is typically required and the borrower is required to make payments to a mortgage impound account from which we make disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

Delinquencies and Classified Assets. We perform a monthly review of all delinquent loans and reports are made quarterly to the Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings against all real property that secures the loan.

We cease to accrue interest on all loans that are 90 days past due. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized and the loan is returned to accrual status.

In the case of non-residential real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the grace period. Decisions as to when to commence foreclosure actions for non-residential real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by us as real estate acquired through foreclosure (“REO”) and is carried in our consolidated financial statements at the lower of estimated fair value less the costs estimated to be necessary to sell the property, or cost.

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify problem assets and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.”

We have established an allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a federally insured institution classifies one or more assets, or portions thereof, as “Loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although we believe we have established adequate loan loss allowances, actual losses are dependent upon future events. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, while we believe that we have established an adequate allowance for loan losses at December 31, 2004, there can be no assurance that the OTS or the FDIC, in reviewing our loan portfolio in connection with periodic regulatory examinations, will not request us to materially increase our allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting our financial condition and earnings.

At December 31, 2004, we had $92,000 of loans classified as “Substandard,” of which the largest had a principal balance of $78,000 and was secured by a single-family property. At December 31, 2004, no loans were classified as “Doubtful” and no loans were classified as “Loss”. As of December 31, 2004, one loan was designated as “Special Mention” due to delinquencies or other identifiable weaknesses. At December 31, 2004, the loan designated as “Special Mention” had a principal balance of $217,000 and was secured by a multi-family property.

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

Our investment policy is to provide a source of liquidity for deposit contraction, borrowings repayment and loan fundings, and to generate a favorable return on investments without incurring undue interest-rate and credit risk. Our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with a fixed interest rate for a period of three to seven years, after which time the loans convert to a one-year or six-month adjustable rate mortgage. For further information, see Investment and Mortgage-Backed Securities on page 24.

Sources of Funds

General. Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we derive funds from loan repayments and prepayments, proceeds from sales of loans and mortgage-backed and investment securities, FHLB borrowings and cash flows generated from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on customer service and long-standing relationships with customers to attract and retain these deposits. We emphasize our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect our ability to attract and retain deposits. We do not actively solicit certificate accounts in excess of $100,000 and out-of-state deposits. We generally have not solicited deposit accounts by increasing the rates of interest paid as quickly as some of our competitors. However, in 2004, we introduced a passbook account with a higher rate of interest than the prevailing market rate to acquire new customers. For further information, see Deposits on page 25.

Borrowings. Besides deposits, we have utilized other sources to fund our loan origination and other business activities. We have at times relied upon borrowings from the FHLB of San Francisco or the issuance of junior subordinated debentures as an additional source of funds. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2004 and 2003, we had $55.3 million and $28.5 million, respectively, in outstanding advances from the FHLB. For further information, see Borrowings on page 26.

We have an unsecured $6.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest.

Personnel

At December 31, 2004, we had 69 employees, 61 of whom were full-time employees and 8 of whom were part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General. We are registered with the OTS as a savings and loan holding company and are subject to regulation and examination in that capacity by the OTS. We are a federally chartered savings bank and are a member of the FHLB System. Our customer deposits are insured through the Savings Association Insurance Fund, which is one of two deposit insurance funds managed by the FDIC. We are subject to examination and regulation by the OTS with respect to most of our business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. We are also subject to regulation by the FDIC. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions.

We are further subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters.

Financial institutions, including Broadway Federal, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of adverse environmental conditions thereof. The potential liabilities under federal and state environmental legislation may affect our decision whether to foreclose on real property that secures our loans and on the actions we may take with respect to our borrowers preceding foreclosure. Liability for environmental remediation costs may be imposed under federal and state laws without regard to whether an entity actually caused the environmental condition and may, under certain circumstances, be imposed on a real property lender if the lender is deemed to exercise control over the borrower that is the owner of the real property. If we foreclose on property containing hazardous substances, we could become subject to additional environmental statutes, regulations and common law relating to such matters as asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, waste water discharges, hazardous waste management, and third party claims for personal injury and property damage.

The descriptions of the statutes and regulations applicable to us and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on us. The descriptions also do not purport to identify every statute and regulation that may apply to us.

Capital Requirements. The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements. OTS capital regulations (the “Capital Regulations”) require savings institutions to meet three capital standards: a “leverage limit” (also referred to as the “core capital requirement”), a “tangible capital requirement” and a “risk-based capital requirement.” In addition to the general standards, the OTS may establish individual minimum capital requirements for a savings institution on a case-by-case basis, which vary from the requirements that would otherwise apply under the Capital Regulations.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to

8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2004 and 2003, the general valuation allowance included in our supplementary capital was $1.4 million and $1.3 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of our equity capital to the minimum OTS regulatory capital requirements as of December 31, 2004 and December 31, 2003:

	As of December 31,
	2004			2003
	Tangible Capital	Core Capital	Risk- Based Capital	Tangible Capital	Core Capital	Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal	$19,444	$19,444	$19,444	$17,216	$17,216	$17,216
Additional supplementary capital:
General valuation allowance	-	-	1,383	-	-	1,312
Assets required to be added	7	7	7	68	68	68

Regulatory capital balances	19,451	19,451	20,834	17,284	17,284	18,596
Minimum requirement	4,143	11,047	15,142	3,448	9,196	12,637

Excess over requirement	$15,308	$8,404	$5,692	$13,836	$8,088	$5,959

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

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2004, the Bank exceeded the capital requirements of a well-capitalized institution under applicable OTS regulations.

The table below presents our capital ratios at December 31, 2004 and 2003:

	Actual		Well Capitalized Requirement
	Amount	Ratios
	(Dollars in thousands)
December 31, 2004:
Leverage/Tangible Ratio	$19,451	7.04%	5.0%
Tier 1 Risk based ratio	$19,451	10.28%	6.0%
Total Risk based ratio	$20,834	11.01%	10.0%

December 31, 2003:
Leverage/Tangible Ratio	$17,284	7.52%	5.0%
Tier I Risk based ratio	$17,284	10.94%	6.0%
Total Risk based ratio	$18,596	11.77%	10.0%

Loans to One Borrower. Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2004, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $3.1 million. Our internal policy limits loans to one borrower to $2.2 million. At December 31, 2004, the largest aggregate amount of loans that we had outstanding to any one borrower was $2.1 million.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of a savings institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OTS assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “outstanding” in its most recent CRA examination.

Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit card or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2004, the Bank was in compliance with the QTL test requirements.

Savings and Loan Holding Company Regulation. As a savings and loan holding company, we are subject to certain restrictions with respect to our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company that is not a subsidiary of the Company.

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

The Bank’s ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established.

USA Patriot Act of 2001. On October 26, 2001, the President signed the USA Patriot Act of 2001 (“Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcements and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act significantly expanded anti-money laundering and financial transparency laws and requires various regulations, including:

-	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;
-	standards for verifying customer identification at account opening and maintaining expanded records;
-	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money-laundering;
-	the filing of reports by non-financial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and
-	the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Sarbanes Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was signed into law. This new legislation and subsequent regulations address accounting oversight and corporate governance matters, including:

-	the creation of a five-member oversight board appointed by the Securities and Exchange Commission (“SEC”) that will set standards for accountants and have investigative and disciplinary powers;

-	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
-	increased penalties for financial crimes;
-	expanded disclosure of corporate operations and internal controls and certification of financial statements;
-	increased requirements for board audit committees and their members;
-	enhanced controls on and reporting of insider trading; and
-	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

Tax Matters

Federal Income Taxes

General. We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Bad Debt Reserves. The Bank has qualified under provisions of the Internal Revenue Code (the “Code”) that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debts, under which additions to reserves are based on the institution’s six-year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

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

Item 2. Description of Property

We conduct our business through four branch offices. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of our branch offices. There are no mortgages, material liens or encumbrances against any of our owned properties. We believes that all of the properties are adequately covered by insurance, and believes that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2004
				(In thousands)
Administrative/Branch Office/ Loan Origination Center:
4800 Wilshire Blvd Los Angeles, CA	Owned	1997	-	$1,895

Branch Offices:
4835 West Venice Blvd. Los Angeles, CA	Building Owned on Leased Land	1965	2013	$106

170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	-	$781

4001 South Figueroa Street Los Angeles, CA	Owned	1996	-	$2,181

Item 3. Legal Proceedings

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any suits pending against us would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System-Small Cap Market (“NASDAQ-Small Cap”) under the symbol “BYFC.” As of February 28, 2005, 1,520,347 shares of Common Stock were outstanding and held by approximately 424 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table (adjusted for stock split) sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the Common Stock of the Company as reported on NASDAQ-Small Cap.

2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$13.94	$13.00	$13.60	$15.00
Low	$11.50	$11.30	$11.01	$12.60

2003	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$14.75	$14.03	$13.01	$12.08
Low	$13.00	$11.32	$10.65	$9.49

The Company paid quarterly dividends on its Common Stock at the rate of $0.0375 per share during 2003 and the first quarter of 2004 and increased its quarterly dividend to $0.05 per share during the second quarter of 2004. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The actual declaration and payment of future dividends will be subject to determination by the Company’s Board of Directors, which will be based on and subject to the Board’s assessment of the Company’s financial condition and results of operations, along with other factors. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about our results of operations, financial condition, liquidity, and capital resources. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumption we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management that have a material impact on the carrying value of net loans. We consider this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in Financial Condition-Allowance for Loan Losses”.

Results of Operations

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is generated from deposits and borrowings (interest-bearing liabilities). We also have non-interest income generated from service charges and fees on deposit accounts, prepayment penalty income on loans paid off early, and net gains on sale of loans and mortgage-backed and investment securities available-for-sale. In addition to interest expense, non-interest expenses, such as compensation and benefits and occupancy expenses, also affect our operating results.

Net Earnings. We recorded net earnings of $1.7 million or $0.99 per diluted common share for the year ended December 31, 2004, compared to net earnings of $1.5 million or $0.77 per diluted common share for the year ended December 31, 2003. The growth in net earnings was attributable to increases in net interest income after provision for loan losses (“net interest margin”) of $833,000 and non-interest income of $243,000, offset by an increase in non-interest expense of $741,000 during the year.

Interest Income. Interest income increased by $1.8 million or 14.88% in 2004 compared to 2003. The increase resulted from the effect of a $38.7 million increase in average interest-earning assets in 2004 compared to 2003 offset by the effect of an 18 basis point decrease in the yield on interest-earning assets. We were able to increase our loan portfolio through loan originations and purchases. The loan portfolio accounted for a substantial portion of the increase in average interest-earning assets, and increased to $235.3 million at December 31, 2004 from $193.8 million at December 31, 2003. The yield on average interest-earning assets was 5.64% in 2004 compared to 5.82% in 2003. The mortgage-backed securities portfolio yield increased 133 basis points from 3.78% in 2003 to 5.11% in 2004 while the loan portfolio yield declined 73 basis points from 6.64% in 2003 to 5.91% in 2004.

Interest Expense. Interest expense increased by $753,000 or 19.81% in 2004 compared to 2003. The increase was primarily attributable to the effect of a $40.6 million increase in average interest-bearing liabilities to $237.2 million in 2004 from $196.6 million in 2003. Deposits growth amounted to $16.0 million, from $179.9 million at December 31, 2003 to $195.9 million at December 31, 2003, and the weighted average cost of deposits decreased to 1.75% in 2004 from 1.83% in 2003. Of the deposit growth, $23.0 million occurred in core deposit accounts, consisting of NOW and demand deposits, money market deposits and passbook deposits. Core deposits grew to $99.9 million at December 31, 2004 from $76.9 million at December 31, 2003. The average cost of core deposits increased to 0.71% in 2004 from 0.56% in 2003 and the average cost of certificate accounts decreased to 2.63% in 2004 from 2.79% in 2003.

FHLB borrowings increased by $26.8 million from $28.5 million at December 31, 2003 to $55.3 million at December 31,2004. This facility was a vital alternative source of funds for loan growth. The weighted average cost of FHLB advances was 2.43% in 2004 compared to 2.49% in 2003.

Net Interest Income. We analyze our earnings performance using, among other measures, the net interest rate spread and effective interest rate spread. The interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as the effective interest rate spread.

The following table presents for the years indicated the total dollar amount of (1) interest income from average interest-earning assets and the resultant yields; and (2) interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates. The table also sets forth our net interest income, net interest rate spread and the effective interest rate spread. We did not include non-accrual loans in the average interest-earning assets balance. We computed average balances for the year using the average of each month’s daily average balance during the years indicated. The yields and costs include fees that are considered adjustment to yields.

	For the Year Ended December 31,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$2,692	$20	0.75%	$2,989	$11	0.36%
Federal Funds sold and other short-term investments	9,360	175	1.87%	6,762	114	1.70%
Investment securities	2,391	93	3.90%	2,635	108	4.08%
Loans receivable (1)(2)	223,827	13,234	5.91%	156,902	10,426	6.64%
Mortgage-backed securities	7,195	368	5.11%	38,046	1,438	3.78%
FHLB stock	2,204	90	4.08%	1,669	72	4.30%

Total interest-earning assets	247,669	$13,980	5.64%	209,003	$12,169	5.82%

Non-interest-earning assets	8,117			8,796

Total assets	$255,786			$217,799

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$19,451	$334	1.72%	$12,154	$160	1.31%
Passbook deposits	35,772	248	0.69%	33,422	202	0.60%
NOW and other demand deposits	31,098	27	0.09%	26,083	42	0.16%
Certificate accounts	102,422	2,691	2.63%	95,163	2,657	2.79%

Total deposits	188,743	3,300	1.75%	166,822	3,061	1.83%
FHLB advances	43,422	1,057	2.43%	29,807	741	2.49%
Junior Subordinated Debentures	5,000	198	3.96%	-	-	-

Total interest-bearing liabilities	237,165	$4,555	1.92%	196,629	$3,802	1.93%

Non-interest-bearing liabilities	3,696			4,119
Stockholders’ Equity	14,925			17,051

Total liabilities and stockholders’ equity	$255,786			$217,799

Net interest rate spread (3)		$9,425	3.72%		$8,367	3.89%

Effective net interest rate spread (4)			3.81%			4.00%
Ratio of interest-earning assets to interest-bearing liabilities			104.43%			106.29%
Return on average assets			0.67%			0.71%
Return on average equity			11.44%			9.08%
Average equity to average assets ratio			5.83%			7.83%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Effective net interest rate spread represents net interest income as a percentage of average interest-earning assets.

Changes in our net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2004 Compared to year ended December 31, 2003			Year ended December 31, 2003 Compared to year ended December 31, 2002
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(1)	$10	$9	$3	$(22)	$(19)
Federal funds sold and other short term investments	49	12	61	234	(513)	(279)
Investment securities, net	(10)	(5)	(15)	38	2	40
Loans receivable, net	4,054	(1,246)	2,808	2,791	(3,149)	(358)
Mortgage backed securities, net	(1,452)	382	(1,070)	723	(394)	329
FHLB stock	22	(4)	18	16	(29)	(13)

Total interest-earning assets	2,662	(851)	1,811	3,805	(4,105)	(300)

Interest-bearing liabilities:
Money market deposits	114	60	174	56	(15)	41
Passbook deposits	15	31	46	(31)	1	(30)
NOW and other demand deposits	7	(22)	(15)	7	(8)	(1)
Certificate accounts	193	(159)	34	71	(772)	(701)
FHLB advances	334	(18)	316	518	(594)	(76)
Junior subordinated debentures	99	99	198	-	-	-

Total interest-bearing liabilities	762	(9)	753	621	(1,388)	(767)

Change in net interest income	$1,900	$(842)	$1,058	$3,184	$(2,717)	$467

Provision for Loan Losses. During 2004, the provision for loan losses was $108,000, compared to a recovery of $117,000 during 2003. The provision for loan losses in 2004 was recorded in response to the growth in our loan portfolio. During 2003, certain loans that had specific reserves were paid in full, and the specific reserves of $117,000 were recognized as a credit to income. For further information, see Allowance for Loan Losses on page 21.

Non-Interest Income. Non-interest income increased by $243,000 or 20.63% in 2004 compared to 2003, which was primarily attributable to a $119,000 increase in net gains on sales of loans and investments, a $55,000 increase in loan and deposit related fees, a $20,000 increase in postal service commissions, a $20,000 increase in rental income and a $36,000 distribution from the joint venture with Metrocities Mortgage, LLC.

Non-Interest Expense. Non-interest expense increased $741,000 or 10.36% in 2004 compared to 2003. The increase was primarily attributable to an increase in compensation and benefits relating to the addition of experienced management and staff in the accounting, compliance and loan origination areas.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2004 was $1.1 million as compared to $1.0 million in 2003. The effective tax rate was 40.0% for 2004 as compared to 38.3% for 2003. See Note 1 and Note 10 of Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

Loans. Net loans receivable, including loans held for sale, were $235.3 million at December 31, 2004 as compared to $193.8 million at December 31, 2003. The $41.5 million increase in net loans primarily resulted from loan originations of $102.9 million and loan purchases of $9.2 million, offset by loan payoffs and principal repayments of $48.3 million and loan sales of $21.7 million.

Our loan portfolio consists primarily of first lien mortgage loans not insured or guaranteed by any government agency. At December 31, 2004, our gross loan portfolio totaled $237.8 million, of which approximately 77.19% was secured by multi-family properties, 11.10% was secured by one- to four-family residential properties and 10.22% was secured by non-residential properties, with approximately 55.72% of such non-residential properties being church properties.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2004		2003
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real Estate:
Residential:
One-to Four-Units	$26,405	11.10%	$33,817	17.28%
Five or More Units	183,548	77.19%	142,210	72.67%
Construction	2,650	1.11%	1,726	0.88%
Non-residential	24,290	10.22%	17,350	8.87%
Loans Secured by Deposit Accounts	636	0.27%	537	0.27%
Other	250	0.11%	51	0.03%

Gross Loans	237,779	100.00%	195,691	100.00%

Plus:
Premiums on Loans Purchased	39		107
Less:
Loans in Process	1,089		255
Deferred Loan Fees (Costs), net	(110)		305
Unamortized Discounts	78		139
Allowance for Loan Losses	1,420		1,312

	235,341		193,787
Less:
Loans Held for Sale	1,145		1,671

Total Loans Held for Investment	$234,196		$192,116

The following table sets forth the contractual maturities of gross loans receivable at December 31, 2004. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $48.3 million and $49.4 million for the years ended December 31, 2004 and 2003, respectively.

	December 31, 2004
	One-to- Four Family	Five or More Units	Construction	Non- Residential	Savings Secured & Other	Gross Loans Receivable
	(In thousands)
Amounts Due:
One year or less	$356	$-	$2,211	$301	$746	$3,614
After one year:
After one to three years	293	763	-	381	-	1,437
After three to five years	185	3,470	-	1,769	25	5,449
After five to ten years	1,310	4,120	372	10,966	-	16,768
After ten to twenty years	8,520	4,175	-	10,391	-	23,086
More than twenty years	15,741	171,020	67	482	115	187,425

Total due after one year	26,049	183,548	439	23,989	140	234,165

Total Amounts Due	$26,405	$183,548	$2,650	$24,290	$886	$237,779

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2004 which are contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2004
	Adjustable	Fixed	Total
	(In thousands)
Real Estate Loans:
One-to four-units	$20,362	$5,687	$26,049
Five or more units	183,510	38	183,548
Construction	439	-	439
Non-residential real estate	23,941	48	23,989
Other	-	140	140

Total	$228,252	$5,913	$234,165

% of Total	97.47%	2.53%	100.00%

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. We also may sell single-family and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2004, we had two adjustable rate loans secured by multi-family properties totaling $1.1 million that were categorized as held for sale. We typically retain the servicing rights associated with loans sold.

We receive monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2004 and 2003, we were servicing $27.0 million and $15.2 million, respectively, of loans serviced for others.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. We purchased $9.2 million of loans during the year ended December 31, 2004 and $17.8 million during the year ended December 31, 2003.

The following table provides information concerning our loan origination, purchase, sale and principal repayment activity for the periods indicated.

	At or For the Year Ended December 31,
	2004	2003
	(In thousands)
Gross Loans:
Beginning Balance:	$195,691	$146,455
Loans Originated:
One-to Four-Units	3,039	4,044
Five or More Units	91,335	75,044
Non-residential	7,978	3,014
Loans Secured by Deposit Accounts	277	453
Other	253	405

Total Loans Originated	102,882	82,960

Loan Purchased:
One-to-Four Units	586	17,785
Five or More Units	2,148	-
Non-residential	6,493	-

Total Loans Purchased	9,227	17,785

Less:
Transfer to real estate owned (“REO”)	-	-
Principal Repayments	48,349	49,416
Sales of Loans	21,672	2,093

	$237,779	$195,691

Allowance for Loan Losses. Our allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that management considers adequate to cover losses in loans receivable, which are deemed probable and estimable. The Board of Directors reviews the level and reasonableness of the provision for loan losses, as well as the matrix that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and our underwriting policies.

We also maintain an allowance for impaired loans as a component of our allowance for loan losses. We review all loans with principal balances of less than $250,000 for impairment on a collective basis. Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of our normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, we measure impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2004, our total recorded investment in impaired loans was $36,000 and was fully reserved.

Adjustments to the loan loss allowance are made based upon management’s analysis of each category of loans and of the potential risk factors within each category. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments and prepayments, and changes in asset classifications. The loan loss allowance may be recaptured for a particular loan category if management determines that the factors that existed and required higher allowances are no longer present. Loan loss allowances also may be increased if management becomes aware of factors elevating the risk in that loan category.

We seek to anticipate problems and take appropriate steps to resolve them through our internal asset review procedures. Such procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. We monitor and modify our allowance for loan losses as conditions dictate. Although we maintain our allowance at a level that we consider adequate to provide for potential losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments of the information available to them at the time of the examination.

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the general loan loss allowance previously established for those loans. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, we either write down the REO directly or provide a valuation allowance and charges operations for the diminution in value. At December 31, 2004 and 2003, we had no REO.

The following table sets forth our allowance for loan losses at the dates indicated:

	December 31,
	2004	2003
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,312	$1,429
Charge-offs	-	-
Recoveries	-	(117)
Provision charged to earnings	108	-

Balance at end of year	$1,420	$1,312

The following table sets forth the ratios of our allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

	Allocation of the Allowance for Loan Losses at December 31,
	2004			2003
	Amount	Percentage of Total	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Total	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$83	5.84%	11.10%	$73	5.56%	17.28%
Multi-family	1,004	70.70%	77.19%	853	65.02%	72.67%
Non-residential	179	12.61%	10.22%	249	18.98%	8.87%
Construction	28	1.97%	1.11%	17	1.30%	0.88%
Other	86	6.06%	0.38%	57	4.34%	0.30%
Unallocated	40	2.82%	-	63	4.80%	-

Total allowance for loan losses	$1,420	100.00%	100.00%	$1,312	100.00%	100.00%

We periodically evaluate the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and geopolitical risks and uncertainties that impact business.

Non-Performing Assets. Non-performing assets, consisting of non-accrual loans, increased by $34,000 from $80,000 at December 31, 2003 to $114,000 at December 31, 2004. As a percentage of total assets, non-performing assets were 0.04% at December 31, 2004, as compared to 0.03% at December 31, 2003.

The following table provides information regarding our non-performing assets at the dates indicated. We have no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2004. No accruing loans were contractually past due by 90 days or more at December 31, 2004.

	At December 31,
	2004	2003
	(In thousands)
Non-accrual loans:
Residential real estate:
One-to four-family	$78	$80
Multi-family	-	-
Non-residential	-	-
Unsecured consumer loan	36	-

Total non-accrual loans	114	80

Total non-performing assets	$114	$80

Allowance for loan losses as a percentage of gross loans	0.60%	0.67%
Allowance for loan losses as a percentage of total non-accrual loans	1,245.61%	1,640.00%
Allowance for loan losses as a percentage of total non-performing assets	1,245.61%	1,640.00%
Non-accrual loans as a percentage of gross loans	0.05%	0.04%
Non-performing assets as a percentage of total assets	0.04%	0.03%
Net charge-offs to average loans	0.00%	0.00%
Impaired loans as a percentage of gross loans	0.02%	0.00%

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	December 31,
	2004				2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In thousands)
One-to four family	-	$-	2	$114	-	$-	1	$80
Multi-family	-	-	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-	-	-

Total	-	$-	2	$114	-	$-	1	$80

Delinquent loans to Total gross loans		0.00%		0.05%		0.00%		0.04%

Investment and Mortgage-backed Securities. At December 31, 2004 and 2003, we had investment and mortgage-backed securities in the aggregate amount of $23.2 million and $19.5 million, respectively, with fair values of $23.2 million and $19.8 million, respectively.

The following table sets forth information regarding the amortized cost and fair values of our investment and mortgage-backed securities at the dates indicated.

	December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment and mortgage-backed securities:
Held-to-maturity:
Mortgage-backed securities	$17,172	$17,252	$6,317	$6,664
Federal Agency debentures	2,000	1,980	3,996	3,967
Available-for-sale:
Mortgage-backed securities	-	-	9,233	9,122
Mutual Funds	3,992	3,980	-	-

Total investment and mortgage-backed securities	$23,164	$23,212	$19,546	$19,753

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities as of December 31, 2004.

	At December 31, 2004
	Less than One Year		One to Five Years		Five to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity:
Mortgage-backed securities	$-	-%	$-	-%	$290	6.78%	$16,882	4.54%	$17,172	4.58%
Federal Agency debentures	-	-%	-	-%	2,000	3.59%	-	-%	2,000	3.59%
Available-for-sale:
Mortgage-backed securities	-	-%	-	-%	-	-%	-	-%	-	-%
Mutual Fund	3,992	2.80%	-	-%	-	-%	-	-%	3,992	2.80%

Total	$3,992	2.80%	$-	-%	$2,290	3.99%	$16,882	4.54%	$23,164	4.44%

Deposits. Our deposits increased by $16.0 million or 8.90% in 2004 and totaled $195.9 million at December 31, 2004. Compared to the year-ago period, our certificates of deposits declined $7.0 million or 7.02%, which was partially offset by an increase of $23.0 million or 29.94% in our core deposits. During 2004, we focused on increasing the percentage of core deposits to total deposits by offering new money market and passbook products. At the end of 2004, core deposits represented 51.03% of total deposits compared to 42.77% at the end of 2003. We also focused on lengthening the maturities of our CD accounts, and were able to increase the weighted average term to maturity from 25 months at year-end 2003 to 29 months at year-end 2004. At December 31, 2004 and 2003, the weighted average cost of deposits was 1.91% and 1.74%, respectively, a 17 basis point increase. (See Note 8 of Notes to Consolidated Financial Statements).

The following table sets forth the distribution of our deposit accounts by category of account for the years indicated and the weighted average balances and interest rates on each category of deposits presented.

	Year Ended December 31,
	2004			2003
	Average Balance	Percentage of Total	Weighted Average Rate	Average Balance	Percentage of Total	Weighted Average Rate
	(Dollars in thousands)
Money market deposits	$19,451	10.31%	1.72%	$12,154	7.29%	1.31%
Passbook deposits	35,772	18.95%	0.69%	33,422	20.03%	0.60%
NOW and other demand deposits	31,098	16.48%	0.09%	26,083	15.64%	0.16%
Time deposits	102,422	54.26%	2.63%	95,163	57.04%	2.79%

Total Deposits	$188,743	100.00%	1.75%	$166,822	100.00%	1.83%

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2004, maturing within the next twelve months.

	December 31, 2004
	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$10,403	2.12%
Over three through six months	2,838	1.80%
Over six through 12 months	8,082	4.03%

Total	$21,323	2.80%

Borrowings. At December 31, 2004, borrowings totaled $61.3 million, up from $28.5 million at year-end 2003. The increase during 2004 occurred primarily in advances from the FHLB. At December 31, 2004 and December 31, 2003, FHLB advances were 20.00% and 12.40%, respectively, of total assets, and the weighted average cost of advances at those dates was 2.73% and 2.46%, respectively.

The following table sets forth information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2004	2003
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding	$43,422	$29,807
Maximum amount outstanding at any month-end period	$57,186	$35,425
Balance outstanding at end of year	$55,317	$28,502

Weighted average interest rate during the year	2.43%	2.49%
Weighted average interest rate at end of year	2.73%	2.46%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 4.43% for the quarterly period ending December 16, 2004.

Contractual Obligations. The Company’s contractual obligations as of December 31, 2004 are as follows:

	Less than One Year	More Than One Year and Less than Three Years	More Than Three Years and Less than Five Years	More Than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of Deposits	$49,728	$35,347	$9,074	$1,594	$95,743
Federal Home Loan Bank Advance	17,804	31,013	6,500	-	55,317
Junior Subordinated Debentures	-	-	-	6,000	6,000
Operating Lease Obligations	146	259	84	167	656

Total Contractual Obligations	$67,678	$66,619	$15,658	$7,761	$157,716

Liquidity and Capital Resources

Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and investment securities.

Our principal source of liquidity, in addition to deposits, is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. At December 31, 2004, our FHLB borrowings totaled $55.3 million, representing 20.00% of total assets. We currently are approved by the FHLB to borrow up to 35% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year-end, to borrow an additional $41.5 million. To the extent 2005 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of December 31, 2004, we had commitments to borrowers of $605,000 and undisbursed loan funds of $1.1 million. The Company also has a $6.0 million unsecured line of credit agreement with First Federal Bank of California. (See Note 9 of Notes to Consolidated Financial Statements). We believe our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

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

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement may be terminated by the Company or Cathay on or after June 30, 2005. The Company is not able to determine when Cathay will be in a position to resubmit its regulatory approval application, or whether the Company and Cathay will agree to extend the termination date of the Stock Purchase Agreement.

Interest Rate Sensitivity

Interest rate risk is the exposure of current and future earnings and equity capital to adverse movements in interest rates. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is also affected by the maturities and repricing characteristics of the Company’s interest-earning assets as compared with its interest-bearing liabilities. Broadway Federal’s loan portfolio is predominantly comprised of ARMs tied to COFI, the Treasury Index, the 1 Yr. CMT, the 12 MTA or LIBOR. During 2004 and 2003, these ARMs have generally repriced at a slower rate than the repricing of the Bank’s interest-bearing liabilities as interest rates declined in 2003 and rose in 2004. A significant portion of the Bank’s adjustable rate loans declined to their floors in 2003, thus contributing to the slower rate of repricing on the loan portfolio. However, the benefit of this lag effect was partially offset by the increase in refinancing of portfolio loans resulting in loan pay-offs. Additionally, new loan originations have been recorded at lower rates than the rates for loans paid off. As interest rates rose in 2004, the yield on a significant portion of the Bank’s adjustable rate loans did not reprice upward until the fully indexed rate exceeded the floors, which in turn, reduced the amount of net interest income earned in 2004, and expected to be earned in future periods.

Since late 2002, a high percentage of loans originated have been LIBOR Index hybrid ARM loans, with an initial fixed interest rate ranging from two to seven years but predominantly for three years. These loans will not reprice until they have exceeded the fixed rate period and will therefore have a negative effect on net interest income in a rising rate environment until such loans reprice.

The principal objective of the interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given our business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, we seek to reduce the vulnerability of its operations to changes in interest rates and to manage the impact on its net interest income and market value of equity. We achieve these objectives primarily by the marketing and funding of ARMs, which, other than hybrid ARMs, generally reprice at least annually and are indexed to COFI, the Treasury Index, the 1 Yr. CMT, the 12 MTA or LIBOR. The hybrid ARMs have fixed rates of interest for a period of time, generally two to seven years, before adjusting. We also emphasize growth in core deposits which have a lower interest cost and tend not to be volatile deposits. Additionally, we have emphasized longer maturities for CDs in anticipation on rising interest rates.

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

Neither the Company nor the Bank engages in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling its interest rate risk. Although such strategies could be permitted in the future if recommended by the Company’s Investment Committee and approved by the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

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

The following table presents Broadway Federal’s NPV as of December 31, 2004. This information is provided solely to illustrate the current application of the above-described regulation to the Bank and is based upon data and assumptions about how interest rate changes may affect the Bank’s interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2004
Change in Interest Rates in Basis Points (Rate Shock)	Amount	NPV Dollar Change	Percent Change (1)	Change in NPV as Percent of Present Value of Assets
(Dollars in thousands)
300	$30,103	$1,567	5%	1.05%
200	$29,803	$1,267	4%	0.77%
100	$29,353	$817	3%	0.44%
Zero	$28,536	-	-	-
(100)	$27,284	$(1,252)	(4)%	(0.58)%

(1) Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate, parallel, and sustained 100 basis point change in interest rates at December 31, 2004, Broadway Federal would experience a 3% increase in NPV in a rising rate environment and a 4% decrease in NPV in a declining rate environment.

In evaluating Broadway Federal’s exposure to interest rate risk, certain shortcomings inherent in the NPV method of analysis presented in the foregoing table must be considered. These include the factors mentioned in the discussion under “Interest Rate Sensitivity” above, and the fact that market interest rates are unlikely to adjust simultaneously.

Market Risk. The following table provides information about Broadway Federal’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 based on the information and assumptions set forth in the notes to the table. The Bank had no derivative financial instruments or trading portfolio, as of December 31, 2004. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument’s contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as described in the notes to the table. With respect to the Bank’s adjustable rate instruments, the expected maturity date values were measured by adjusting the instrument’s contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, we believe that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments.

	Expected Maturity Date Fiscal Year Ended December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Earnings Assets:
Loans receivable (1)(2)(3)
Fixed	$2,683	$1,383	$1,042	$805	$470	$1,017	$7,400	$7,798
Average interest rate	6.57%	7.99%	8.01%	8.01%	7.72%	7.48%	7.39%

Adjustable	$100,103	$57,607	$44,665	$13,660	$11,164	$2,121	$229,320	$228,498
Average interest rate	5.83%	5.50%	5.47%	5.55%	5.62%	6.03%	5.65%

Investment securities (4)	$3,992	-	-	-	-	$2,000	$5,992	$5,960
Average interest rate	2.90%	-	-	-	-	3.59%	3.13%

Mortgage backed securities (5)(6)
Fixed	$981	$663	$443	$299	$201	$400	$2,987	$3,168
Average interest rate	6.99%	6.98%	6.98%	6.97%	6.96%	6.93%	6.97%

Adjustable	$3,953	$2,721	$5,432	$567	$1,512	-	$14,185	$14,083
Average interest rate	4.29%	4.28%	4.40%	3.98%	3.98%	-	4.29%

Interest bearing deposits	$3,500	-	-	-	-	-	$3,500	$3,500
Average interest rate	2.18%	-	-	-	-	-	2.18%

Total interest earning assets	$115,212	$62,374	$51,582	$15,331	$13,347	$5,538	$263,384	$263,007

	Expected Maturity Date Fiscal Year Ended December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)

Interest Bearing Liabilities:
Savings account deposits
NOW accounts (7)	$4,087	$3,392	$2,816	$2,337	$11,409	-	$24,041	$21,631
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	-	0.10%

Passbook accounts (8)	$5,502	$4,566	$3,790	$3,146	$2,611	$12,748	$32,363	$28,664
Average interest rate	0.52%	0.52%	0.52%	0.52%	0.52%	0.52%	0.52%

Diamond Passbook accounts (8)	$3,198	$2,654	$2,203	$1,829	$1,518	$7,409	$18,811	$17,997
Average interest rate	2.57%	2.57%	2.57%	2.57%	2.57%	2.57%	2.57%

Certificate accounts (9)	$49,727	$28,171	$7,125	$5,567	$3,559	$1,594	$95,743	$95,847
Average interest rate	2.15%	3.01%	4.03%	4.55%	5.14%	4.79%	2.84%

Money Market funds (10)	$6,185	$4,144	$8,414	-	-	-	$18,743	$18,450
Average interest rate	1.85%	1.85%	1.85%	-	-	-	1.85%

Non-interest bearing checking (11)	$2,050	$1,373	$920	$616	$413	$839	$6,211	$5,776
Average interest rate	-	-	-	-	-	-	-

Federal Home Loan Bank Advances:
Fixed rate borrowing	$17,816	$18,021	$12,980	$6,500	-	-	$55,317	$54,953
Average interest rate	2.39%	2.62%	3.11%	3.22%	-	-	2.73%

Junior subordinated debentures	-	-	-	-	-	$6,000	$6,000	$6,000
Average interest rate	-	-	-	-	-	4.40%	4.40%

Total interest bearing liabilities	$88,565	$62,321	$38,248	$19,995	$19,510	$28,590	$257,229	$249,318

(1)	Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.

(2)	For fixed rate single-family residential loans, assumes annual amortization and balloon maturities as appropriate. Assumes a prepayment rate of 20% to 32% for the fixed and balloon mortgage loans. For adjustable rate single-family loans, the expected maturity is the repayment of principal or reset date, whichever occurs first. Assumes a prepayment rate of 30%. For fixed rate non-single family residential loans, assumes annual amortization and a prepayment rate of 8%. For adjustable rate non-single family residential loans, the expected maturity is the repayment of principal or repricing, whichever occurs first. Assumes a prepayment rate of 8%.

(3)	Approximately twelve percent (12%) of the Company’s adjustable rate loans are indexed to the 11th District Cost of Funds (COFI) index. Approximately three percent (3%) of the adjustable rate loans are indexed to a 12-month CMT moving average. The vast majority of these loans reprice on an average of six months or less. The remaining adjustable rate loans primarily change with a current market index such as the one-year constant maturity Treasury, one-year LIBOR or Prime. All loans are subject to various market-based annual and lifetime interest rate caps and floors.

(4)	Investment securities of the Company are comprised of Federal Agency debentures, Certificate of Deposits and ARM mutual funds.

(5)	For fixed rate mortgage-backed securities with single-family residential loan collateral, assumes annual amortization and balloon maturities as appropriate. Assumes prepayment rates of 24% to 32% for fixed rate securities.

(6)	For adjustable rate mortgage-backed securities with single-family residential loan collateral, the expected maturity is the repayment of principal or first reset date, which ever occurs first. The Company’s adjustable mortgage-backed securities will reset on an annual basis once the security reset / adjustment date has occurred. The first reset dates range from 3 to 56 months. The rate adjustments will be based upon changes in the one-year constant maturity Treasury or one-year LIBOR index. Various annual and lifetime market-based caps and floors exist. Assumes a prepayment rate of 22% to 30%.

(7)	For NOW accounts, assumes a 17% decay rate for five years, with the remaining balance maturing at the end of five years.

(8)	For regular passbook savings accounts, assumes a 17% decay rate for seven years, with the remaining balance maturing at the end of seven years.

(9)	Certificate accounts, assumes stated maturities.

(10)	Money market fund accounts, assumes a 33% decay rate, with the remaining balances maturing in year three.

(11)	Non-interest bearing checking accounts, assumes a 33% decay rate for seven years with the remaining balance maturing at the end of seven years.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

Item 7. Financial Statements

See Index to the Consolidated Financial Statements of Broadway Financial Corporation.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect such internal controls subsequent to September 30, 2004.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2005 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

Item 10. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Executive Compensation, Benefits and Related Matters”.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, other than the following table, is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Voting Securities and Principal Holders Thereof”.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders:
Recognition and Retention Plan	1,247	$9.15	5,865
Performance Equity Plan	9,605	$6.78	9,266
Employee Stock Ownership Plan	86,250	$4.63	9,544
Long Term Incentive Plan	267,775	$6.71	60,621
Stock Option Plan for Outside Directors	13,472	$5.91	23,983
Equity Compensation Plans Not Approved by Security Holders:
None	-	-	-

Total	378,349	$6.22	109,279

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

Item 13. Exhibits

(a) Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)
3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

Exhibit Number*
3.2	Bylaws of Registrant (contained in Exhibit 2.1)
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)
4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.8	Hot Creek Securities Purchase Agreement
10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank
10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank
21.1	Subsidiaries of Broadway Financial Corporation (Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
23.1	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by our principal accountant, KPMG LLP, for the years indicated.

	2004	2003
	(In thousands)
Audit fees	$203	$149
Audit-related fees	-	-
Tax fees (1)	-	56
All other fees	-

Total fees	$203	$205

(1)	For tax consultation and tax compliance services.

The Audit Committee has the sole authority to appoint and terminate the Company’s Independent Accountant, approve in advance all audit engagement fees and terms, and all fees and terms of non-audit engagements with the Independent Accountant. It is also responsible for the compensation and oversight of the work of the Independent Accountant, including resolutions of disagreements between management and the Independent Accountant regarding financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer and President

Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer, President and Director (Principal Executive Officer)	Date: March 30, 2005

/s/ Alvin D. Kang Alvin D. Kang Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 30, 2005

/s/ Elbert T. Hudson Elbert T. Hudson Chairman of the Board	Date: March 30, 2005

/s/ Kellogg Chan Kellogg Chan Director	Date: March 30, 2005

/s/ Rosa M. Hill Rosa M. Hill Director	Date: March 30, 2005

/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 30, 2005

/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 30, 2005

/s/ Virgil P. Roberts Virgil P. Roberts Director	Date: March 30, 2005

/s/ Robert C. Davidson, Jr. Robert C. Davidson Director	Date: March 30, 2005

/s/ Rick McGill Rick McGill Director	Date: March 30, 2005

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

February 15, 2005

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
	(In thousands)
Assets
Cash	$3,998	$5,029
Federal funds sold	3,500	2,600
Investment securities available-for-sale, at fair value	3,980	-
Investment securities held-to-maturity (fair value of $1,980,000 at December 31, 2004 and $3,967,000 at December 31, 2003)	2,000	3,996
Mortgage-backed securities available-for-sale, at fair value	-	9,122
Mortgage-backed securities held-to-maturity (fair value of $17,252,000 at December 31, 2004 and $6,664,000 at December 31, 2003)	17,172	6,317
Loans receivable held for sale, at lower of cost or fair value	1,145	1,671
Loans receivable, net	234,196	192,116
Accrued interest receivable	1,056	883
Investments in capital stock of Federal Home Loan Bank, at cost	2,827	1,789
Office properties and equipment, net	5,725	5,603
Other assets	939	689

Total assets	$276,538	$229,815

Liabilities and stockholders’ equity
Deposits	$195,912	$179,907
Advances from Federal Home Loan Bank	55,317	28,502
Junior subordinated debentures	6,000	-
Advance payments by borrowers for taxes and insurance	472	324
Deferred income taxes	982	1,019
Other liabilities	2,758	1,872

Total liabilities	261,441	211,624

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2004 and 2003	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at December 31, 2004 and December 31, 2003; outstanding 1,520,347 shares at December 31, 2004 and 1,832,507 shares at December 31, 2003	19	19
Additional paid-in capital	10,425	10,498
Accumulated other comprehensive loss, net of taxes	(7)	(68)
Retained earnings-substantially restricted	9,561	8,207
Treasury stock-at cost, 348,595 shares at December 31, 2004 and 36,435 shares at December 31, 2003	(4,859)	(375)
Unearned Employee Stock Ownership Plan shares	(44)	(92)

Total stockholders’ equity	15,097	18,191

Total liabilities and stockholders’ equity	$276,538	$229,815

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2004	2003
	(In thousands, except per share)
Interest on loans receivable	$13,234	$10,426
Interest on investment securities	213	194
Interest on mortgage-backed securities	368	1,438
Other interest income	165	111

Total interest income	13,980	12,169

Interest on deposits	3,300	3,061
Interest on borrowings	1,255	741

Total interest expense	4,555	3,802

Net interest income before provision for (recovery of) loan losses	9,425	8,367
Provision for (recovery of) loan losses	108	(117)

Net interest income after provision for (recovery of) loan losses	9,317	8,484

Non-interest income:
Service charges	1,076	1,021
Gain on sale of loans	269	27
Gain (loss) on sale of mortgage-backed securities	(29)	94
Other	105	36

Total non-interest income	1,421	1,178

Non-interest expense:
Compensation and benefits	4,579	4,000
Occupancy expense	1,073	1,032
Information services	654	588
Professional services	518	469
Office services and supplies	432	408
Other	636	654

Total non-interest expense	7,892	7,151

Earnings before income taxes	2,846	2,511
Income taxes	1,138	962

Net earnings	$1,708	$1,549

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	$70	$(116)
Reclassification of realized net (gains) loss included in net earnings	29	(94)
Income tax (expense) benefit	(38)	85

Other comprehensive income (loss), net of tax	61	(125)

Comprehensive earnings	$1,769	$1,424

Net earnings	$1,708	$1,549
Dividends paid on preferred stock	(78)	(78)

Earnings available to common shareholders	$1,630	$1,471

Earnings per share-basic	$1.05	$0.82

Earnings per share-diluted	$0.99	$0.77

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, at December 31, 2002	$2	$19	$10,503	$57	$7,005	$(520)	$(145)	$16,921

Net earnings for the year ended December 31, 2003	-	-	-	-	1,549	-	-	1,549
Unrealized loss on securities available-for-sale, net of tax	-	-	-	(125)	-	-	-	(125)
Treasury stock used for vested stock awards	-	-	(89)	-	-	215	-	126
Treasury stock acquired	-	-	-	-	-	(70)	-	(70)
Cash dividends paid of $0.15 per common share	-	-	-	-	(269)	-	-	(269)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(78)	-	-	(78)
Allocation of Employee Stock Ownership Shares	-	-	84	-	-	-	53	137

Balance at December 31, 2003	2	19	10,498	(68)	8,207	(375)	(92)	18,191

Net earnings for the year ended December 31, 2004	-	-	-	-	1,708	-	-	1,708
Unrealized gain on securities available-for-sale, net of tax	-	-	-	61	-	-	-	61
Treasury stock used for vested stock awards	-	-	(32)	-	-	61	-	29
Treasury stock acquired	-	-	-	-	-	(5,851)	-	(5,851)
Treasury stock reissued	-	-	(34)	-	-	974	-	940
Cash dividends paid of $0.19 per common share	-	-	-	-	(277)	-	-	(277)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(77)	-	-	(77)
Stock options exercised	-	-	(207)	-	-	332	-	125
Tax benefit on stock options exercised	-	-	116	-	-	-	-	116
Allocation of Employee Stock Ownership Shares	-	-	84	-	-	-	48	132

Balance, at December 31, 2004	$2	$19	$10,425	$(7)	$9,561	$(4,859)	$(44)	$15,097

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,708	$1,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	364	361
Amortization of premium on loans purchased	12	108
Amortization of net deferred loan origination fees	(231)	(123)
Amortization of premium on investment and mortgage-backed securities	61	455
Amortization of deferred compensation	132	137
Loss (gain) on sale of securities available-for-sale	29	(94)
Gain on sale of loans receivable held for sale	(269)	(27)
Gain on disposal of fixed assets	-	(2)
Provision for (recovery of) loan losses	108	(117)
Loans originated for sale	(21,146)	(3,186)
Proceeds from sale of loans receivable held for sale	21,941	2,120
Changes in operating assets and liabilities:
Accrued interest receivable	(173)	112
Other assets	(250)	61
Deferred income taxes	(76)	174
Other liabilities	886	1

Net cash provided by operating activities	3,096	1,529

Cash flows from investing activities:
Loans originated, net of refinances	(81,091)	(80,114)
Principal repayment on loans	48,349	49,416
Purchase of loans	(9,227)	(18,009)
Purchases of investment securities held-to-maturity	-	(1,996)
Purchases of investment securities available-for-sale	(28,000)	(46,000)
Purchases of mortgage-backed securities held-to-maturity	(14,064)	-
Purchases of mortgage-backed securities available-for-sale	-	(21,651)
Proceeds from maturities of interest bearing deposits	-	1,028
Proceeds from call/maturity of investment securities held-to-maturity	2,000	-
Proceeds from sale of investment securities available-for-sale	23,986	50,997
Proceeds from sale of mortgage-backed securities held-to-maturity	185	-
Proceeds from sale of mortgage-backed securities available-for-sale	9,201	28,414
Principal repayments on mortgage-backed securities held-to-maturity	2,975	4,467
Principal repayments on mortgage-backed securities available-for-sale	10	11,309
Purchase of Federal Home Loan Bank stock	(1,038)	(228)
Proceeds from sale of fixed assets	-	35
Capital expenditures for office properties and equipment	(486)	(186)

Net cash used in investing activities	(47,200)	(22,518)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$16,005	$23,759
Increase (decrease) in advances from the Federal Home Loan Bank	26,815	(222)
Junior subordinated debt issued	6,000	-
Dividends paid	(354)	(347)
Purchases of treasury stock	(5,851)	(70)
Reissuance of treasury stock	969	-
Stock options exercised	241	126
Increase in advances by borrowers for taxes and insurance	148	13

Net cash provided by financing activities	43,973	23,259

Net increase (decrease) in cash and cash equivalents	(131)	2,270
Cash and cash equivalents at beginning of year	7,629	5,359

Cash and cash equivalents at end of year	$7,498	$7,629

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,609	$3,819

Cash paid for income taxes	$740	$659

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from held for sale to held for investment	$-	$3,184

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1. Organization

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At December 31, 2004, the Bank operated four retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

2. Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent a summary of the Company and the Bank’s significant accounting policies.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, BankSmart, Inc. (a dormant company) and Broadway Financial Funding, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2004 presentation.

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

Securities Available-for-Sale

Investment and mortgage-backed securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized as a reduction to current earnings as a new cost basis established for security.

Securities Held-to-Maturity

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

Notes to Consolidated Financial Statements (continued)

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

Loan Origination and Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Discounts on loans receivable are recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Accretion of discounts and amortization of deferred loan fees or costs are discontinued when loans are placed on non-accrual status. When loans held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Loans Receivable Held for Sale

Loans receivable that are to be held for indefinite periods of time or not intended to be held-to-maturity are classified as held for sale. The Bank identifies those loans that, at the time of origination or acquisition, it does not have the positive intent or ability to hold to maturity. Loans held for sale include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on prevailing market rates for similar loans.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Bank’s lending activities are concentrated in Southern California. The Bank currently focuses on the origination of multi-family residential mortgage loans and, to a lesser extent, single-family residential mortgage loans and non-residential loans. The Bank generally requires collateral to support borrower commitments on loans receivable. The collateral may take several forms. Generally, for the Bank’s mortgage loans, the collateral will be the underlying mortgaged property.

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in the Bank’s lending, investing, deposit taking and borrowing activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not currently engage in trading activities. The Company is subject to interest rate risk to the degree that its

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. The Bank’s loans reprice based on the Eleventh District Cost of Funds Index (“COFI”) the 12-month moving average of the one-year Treasury Index (“12 MTA”), the one-year Treasury Index (“Treasury Index”), the 1-year Constant Maturity Treasury Index (“1 Yr. CMT”), and the LIBOR Index (“LIBOR”). The repricing of loans based on the COFI and 12 MTA indexes means the interest rate on those loans receivable tend to lag market interest rates. The Treasury Index and the LIBOR Index are considered current market rate indices. At December 31, 2004, $158.7 million of multi-family residential mortgage loans were based on the Treasury Index or LIBOR Index.

Stock Option Plan

In January 1997, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock options and grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

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

The fair value of options granted by the Company in 2004 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	2004	2003
Risk free interest rate	4.45%	3.85%
Expected volatility	24.82%	35.20%
Expected dividend yield	1.14%	1.29%
Expected option life	10 years	10 years
Fair value per option	$4.96	$5.07

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s proforma net earnings and net earnings per diluted share for 2004 and 2003 would have been as follows:

	2004	2003
	(In thousands, except per share)
Net income available to common shareholders, as reported	$1,630	$1,471
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(42)

Pro forma net income	$1,570	$1,429

Basic net income per share
As reported	$1.05	$0.82
Pro forma	$1.01	$0.79
Diluted net income per share
As reported	$0.99	$0.77
Pro forma	$0.95	$0.75

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

Interest Rate Lock Derivatives

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. SAB 105 has not had a material financial impact on us.

Statement of Financial Accounting Standards No. 123R

Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accounting for employee-stock-ownership-plan transaction (“ESOP’s”) will continue to be accounted for in accordance with SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

Statement of Financial Accounting Standards No. 153

Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”), require exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has a commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on us.

Emerging Issues Task Force Issue No. 03-1

In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company’s liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company’s intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 - 20 of EITF 03-1, which will be deliberated further.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The outcome of this deliberation may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders’ equity, as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

Statement of Position 03-3

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for fiscal years beginning after December 15, 2004 and is to be applied prospectively. SOP 03-3 is not expected to have a material financial impact on us.

3. Investment Securities

The following table provides a summary of investment securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2004:
Held-to-maturity:
Federal Agency Debentures	$2,000	$-	$(20)	$1,980

	$2,000	$-	$(20)	$1,980

Available-for-sale:
Mutual Funds	$3,992	$-	$(12)	$3,980

	$3,992	$-	$(12)	$3,980

December 31, 2003:
Held-to-maturity:
Federal Agency Debentures	$3,996	$10	$(39)	$3,967

	$3,996	$10	$(39)	$3,967

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2004 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Federal Agency Debentures	$-	$-	$1,980	$(20)	$1,980	$(20)
Mutual Fund	3,980	(12)	-		3,980	(12)

	$3,980	$(12)	$1,980	$(20)	$5,960	$(32)

The remaining contractual maturities for investment securities at December 31, 2004 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$3,992	$3,980
Due one year through five years	-	-
Due after five years	2,000	1,980

Total	$5,992	$5,960

At December 31, 2004 and 2003, the Company had accrued interest receivable on investment securities of $34,000 and $48,000, respectively.

4. Mortgage-backed Securities

The following table provides a summary of agency mortgage-backed securities held-to-maturity:

December 31, 2004:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$2,847	$170	$-	$3,017
GNMA	8,910	18	(98)	8,830
FHLMC	5,415	1	(11)	5,405

	$17,172	$189	$(109)	$17,252

December 31, 2003:

Agency	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
FNMA	$5,344	$291	$-	$5,635
GNMA	898	53	-	951
FHLMC	75	3	-	78

	$6,317	$347	$-	$6,664

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2004 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
GNMA	$8,470	$(98)	$-	$-	$8,470	$(98)
FHLMC	5,350	(11)	-	-	5,350	(11)

	$13,820	$(109)	$-	$-	$13,820	$(109)

The remaining contractual maturities for mortgage-backed securities held-to-maturity at December 31, 2004 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due one year through five years	-	-
Due after five years	17,172	17,252

Total	$17,172	$17,252

At December 31, 2004 and 2003, the Company had accrued interest receivable on mortgage-backed securities of $94,000 and $100,000, respectively. During the year ended December 31, 2004, the Company sold $9.4 million in mortgage-backed securities and realized losses of $7,000, which have been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

5. Loans Receivable Held for Sale and Loans Receivable, Net

The following is a summary of loans receivable held for sale, and loans receivable, net:

	December 31,
	2004	2003
	(Dollars in thousands)
Loans receivable held for sale:
Residential:
One to four units	$-	$365
Five or more units	1,145	1,306

Loans receivable held for sale	$1,145	$1,671

Loans receivable, net:
Real estate:
Residential:
One to four units	$26,405	$33,452
Five or more units	182,403	140,904
Construction	2,650	1,726

Total residential	211,458	176,082
Non-residential	24,290	17,350

Total real estate	235,748	193,432
Loans secured by deposit accounts	636	537
Other	250	51

Total gross loans receivable	236,634	194,020

Plus:
Premium on loans purchased	39	107
Less:
Loans in process	1,089	255
Net deferred loan fees (cost)	(110)	305
Unamortized discounts	78	139
Allowance for loan losses	1,420	1,312

Loans receivable, net	$234,196	$192,116

Weighted average interest rate at year-end	5.72%	6.04%

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of year	$1,312	$1,429
Provision for (recovery of) loan losses	108	(117)
Charge-offs	-	-

Balance at end of year	$1,420	$1,312

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2004 and 2003, the Bank had accrued interest receivable on loans of $928,000 and $735,000, respectively.

The Bank serviced loans for others totaling $27.0 million and $15.2 million at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the Bank had loans to directors amounting to $515,000 and $645,000, respectively. In the opinion of management, the terms of these loans are based upon the normal market for such loans. At December 31, 2004, these loans were performing in accordance with their terms.

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(In thousands)
Residential real estate	$78	$80
Other	36	-

Total non-accrual loans	$114	$80

The gross amount of interest income that would have been recorded during the years ended December 31, 2004 and 2003, if non-accrual loans had been current in accordance with their original terms, was $7,000 and $4,000, respectively. For the years ended December 31, 2004 and 2003, $6,000 and $4,000, respectively, was actually received on non-accrual loans and was included in interest income on loans in the accompanying Consolidated Statements of Operations and Comprehensive Earnings. The Bank had no commitments to lend additional funds to borrowers whose loans are on non-accrual at December 31, 2004 and 2003.

The Bank had no restructured loans or loans that are contractually past due 90 days or more and are still accruing at December 31, 2004 and 2003.

At December 31, 2004, the total recorded investment in impaired loans was approximately $36,000 and the related impairment allowance was $36,000. At December 31, 2003, there was no investment in impaired loans. During the year ended December 31, 2004, the Bank’s average investment in impaired loans was $36,000, and interest income recorded on impaired loans during this period totaled $2,000, none of which was recorded utilizing the accrual basis method of accounting. At December 31, 2004, all impaired loans were unsecured fully reserved lines of credit.

Substantially all of the Bank’s real estate loans are secured by properties located in Southern California. At December 31, 2004 and 2003, approximately 88.29% and 89.95%, respectively, of the loan portfolio consisted of loans secured by residential real estate. In addition, approximately 10.22% and 8.87% of the loan portfolio at December 31, 2004 and 2003, respectively, was secured by non-residential real estate. Loans secured by church real estate represented 55.72% and 52.45% of non-residential real estate loans at December 31, 2004 and 2003, respectively.

6. Investment in Capital Stock of the FHLB

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to own capital stock in the FHLB, which is carried at cost, in an amount at least equal to the greatest of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

each year, 5% of its outstanding borrowings from the FHLB, 0.3% of total assets at the end of each year or $500. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 and 2003, of $2.8 million and $1.8 million, respectively.

7. Office Properties and Equipment, net

Office properties and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,089	4,062
Furniture, fixtures and equipment	2,163	1,705

	7,975	7,490
Less accumulated depreciation	(2,250)	(1,887)

Office properties and equipment, net	$5,725	$5,603

During the years ended December 31, 2004 and 2003, depreciation expense totaled $364,000 and $361,000, respectively.

8. Deposits

A summary of deposits by type of account and interest rate at the dates indicated is as follows:

	December 31,
	2004		2003
	Rate*	Amount	Rate*	Amount
	(Dollars in thousands)
Balance by account type:
NOW account and other demand deposits	0.10%	$24,041	0.24%	$15,201
Non-interest bearing demand deposits	-	6,211	-	13,043
Money market deposits	1.85%	18,743	1.46%	15,669
Passbook	1.27%	51,174	0.55%	33,025
Certificates of deposit	2.84%	95,743	2.58%	102,969

Total	1.91%	$195,912	1.74%	$179,907

*	Weighted average interest rate.

The aggregate amount of time deposits equal to or exceeding $100,000 totaled $45.9 million and $51.5 million at December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, the weighted average interest rate on total deposits was 1.75% and 1.83%, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Maturities of certificates of deposit at December 31, 2004, are summarized as follows:

Maturity	Amount
(In thousands)
2005	$49,728
2006	28,171
2007	7,176
2008	5,515
2009	3,559
Thereafter	1,594

$95,743

Interest expense by type of deposit account is summarized in the following table for the years indicated:

	Year ended December 31,
	2004	2003
	(In thousands)
Money market deposits	$334	$160
Passbook deposits	247	202
NOW and other demand deposits	28	42
Certificates of deposit	2,691	2,657

Total	$3,300	$3,061

9. Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2004 and 2003, FHLB advances amounted to $55.3 million and $28.5 million, respectively. The outstanding borrowings at December 31, 2004 and 2003 had weighted average interest rates of 2.73% and 2.46%, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by loans totaling $77.9 million and $48.1 million, and mortgage-backed securities of $2.0 million and $3.9 million at December 31, 2004 and 2003, respectively. The available unused borrowing capacity with the FHLB approximated $24.6 million and $11.7 million as of December 31, 2004 and 2003, respectively.

The maturities of FHLB advances at December 31, 2004 were as follows:

Maturity	Amount
(In thousands)
2005	$13,300
2006	13,375
2007	22,142
2008	6,500

$55,317

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”). The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 4.43% for the quarterly period ending December 16, 2004.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has an unsecured $6.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest.

10. Income Taxes

The following is a summary of the provision for income taxes:

	2004	2003
	(In thousands)
Current taxes:
Federal	$900	$712
State	209	76

	1,109	788

Deferred taxes:
Federal	22	128
State	7	46

	29	174

	$1,138	$962

A reconciliation of income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes follows:

	2004	2003
	(In thousands)
Computed “expected” federal taxes	$968	$854
Increases to taxes resulting from:
California franchise tax, net of federal income tax	143	81
Other	27	27

	$1,138	$962

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

Retained earnings at December 31, 2004 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary and permanent differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$600	$516
Accrued liabilities	67	63
Lower of cost or market adjustment	10	11
State income taxes	68	32
Other	109	42

Net deferred tax assets	854	664

Deferred tax liabilities:
Basis difference on fixed assets	(430)	(393)
Deferred loan fees	(745)	(668)
FHLB stock dividends	(606)	(568)
Other	(55)	(54)

Total gross deferred tax liabilities	(1,836)	(1,683)

Net deferred tax liability	$(982)	$(1,019)

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

At December 31, 2004 and 2003, the Company had a net current tax (payable)/receivable of $(283,000) and $77,000, respectively. These amounts are included in Other Liabilities and Other Assets, respectively, in the accompanying Consolidated Balance Sheets.

11. Employee Benefit Plans

Broadway Federal 401(k) Plan

The Bank established a 401(k) Plan in which employees could elect to enroll each January 1 or July 1 of every year provided that they were at least 21 years of age. Employees may contribute up to $13,000 of their pretax annual salary, with the Company matching up to 50 percent of the employee’s contribution, not to exceed three percent of that employee’s base salary. In 2004 and 2003, the Bank’s contribution amounted to $72,000 and $50,000, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Stock Incentive Plans

Recognition and Retention Plan (RRP)

The Bank adopted the RRP as a method of providing non-employee directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. Shares allocated vest over a period of five years commencing one year from the date of grant. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Shares available and unissued under the Plan totaled 5,865 at December 31, 2004. During 2004, no RRP Base Grants were awarded to non-employee directors. Compensation expense related to the RRP for the year ended December 31, 2004 was $3,000.

Performance Equity Program (PEP)

The Bank adopted the PEP as a method of providing certain officers and employees with a proprietary interest in the Company as an additional incentive to perform in a superior manner and to promote the Company’s growth and profitability in the future. Under the PEP, awards are granted in the form of shares of common stock held by the PEP. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. The PEP provides for “Base Grants”, “Performance Grants” and “High Performance Grants.” Employees under the PEP are awarded Base Grants as determined under the plan. Shares allocated under the Base Grants vest over a period of five years commencing one year from the date of grant. Performance Grants and High Performance Grants are forfeited and do not vest if the performance goals are not attained. Shares available and unissued under the Plan totaled 9,266 at December 31, 2004. During 2004, no PEP Base Grants were awarded to employees. Compensation expense related to the PEP for the year ended December 31, 2004 was $22,000.

The table below reflects the RRP and PEP activity for the periods indicated:

	Stock Programs*
	PEP		RRP		Total
	Shares	Price**	Shares	Price**	Shares	Price
Outstanding at January 1, 2004	13,327	$6.66	2,652	$9.68	15,979	$7.16
Granted	-	-	-	-	-	-
Vested	(3,722)	6.33	(601)	8.34	(4,323)	6.61
Forfeited	-	-	(804)	11.50	(804)	11.50

Outstanding at December 31, 2004	9,605	$6.78	1,247	$9.15	10,852	$7.06

Outstanding at January 1, 2003	18,840	$6.31	759	$5.50	19,599	$6.28
Granted	1,000	10.49	2,712	9.59	3,712	9.84
Vested	(4,985)	5.93	(819)	4.83	(5,804)	5.77
Forfeited	(1,528)	7.09	-	-	(1,528)	7.09

Outstanding at December 31, 2003	13,327	$6.66	2,652	$9.68	15,979	$7.16

*Adjusted	for stock split

** Weighted average price at date of grant.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) for all employees who attain a certain age and have completed one year of service during which they served a minimum of 1,000 hours. The ESOP is internally leveraged, with a loan from the Company. The ESOP purchased 134,974 shares (adjusted for stock dividends) of the common stock of the Company issued in the conversion from the mutual to the stock form of organization. The loan, with an outstanding balance of $62,000, is being repaid principally from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of ten years. At December 31, 2004 and 2003, the outstanding balance of unallocated shares was $44,000 and $92,000, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated balance sheets.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service, with 20% of the shares vesting each year commencing with the participant’s completion of the third year of credited service under the ESOP. Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or a change in control of the Bank or the Company, will not receive any benefit if such termination is prior to the participant’s completion of three years of credited service. Forfeitures will be reallocated among the remaining participating employees in the same proportion as contributions. Participants will become fully vested in the shares allocated to their accounts upon a change in control of the Bank or the Company. Benefits are payable upon retirement, death or disability of the participant. Since the quarterly contributions are discretionary, the benefits payable under the ESOP cannot be estimated. Compensation expense related to the allocation of shares at December 31, 2004 and 2003 was $132,000 and $137,000, respectively.

During the year ended December 31, 2004 and 2003, 10,422 and 11,299 shares, respectively, were allocated, leaving an unallocated balance of 9,544 and 19,966 shares at December 31, 2004 and 2003, respectively (adjusted for stock dividends). The fair value of unallocated ESOP shares totaled $119,000 and $260,000 at December 31, 2004 and 2003, respectively.

Stock Option Plans

In 1996, the stockholders of the Company approved two stock option plans, the Company’s Long-Term Incentive Plan (the “LTIP”) and the 1996 Stock Option Plan for Outside Directors (the “Stock Option Plan” and together with the LTIP, the “Stock Option Plans”).

The LTIP is a non-qualified stock option plan, designed to attract and retain qualified personnel in key positions to provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance. Options granted under the LTIP entitle the recipients to purchase specified numbers of shares of the Company’s common stock at a fixed price and are exercisable for up to ten years from the date of grant. Such options become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant. Options available and unissued under the Plan totaled 60,621 at December 31, 2004. On April 21, 2004, options to purchase 10,000 shares were granted. During 2004, 16,175 options had been exercised.

The purpose of the Stock Option Plan is to promote the growth and profitability of the Company and the Bank by providing outside directors with an incentive to achieve long-term objectives of the Company. This plan is also intended to assist in retaining and attracting non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company. Options

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

granted under the Stock Option Plan become vested and exercisable at the rate of twenty percent (20%) annually commencing one year from the date of grant and are exercisable for up to ten years from the date of grant. Options available and unissued under the Plan totaled 23,983 at December 31, 2004. During 2004, no options were granted and 7,654 options had been exercised.

The table below reflects activity in the stock option plans for the periods indicated:

	LTIP		Stock Option Plan		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2004	273,950	$6.39	22,910	$6.14	296,860	$6.37
Granted	10,000	13.11	-	-	10,000	13.11
Exercised	(16,175)	5.21	(7,654)	5.29	(23,829)	5.24
Expired or canceled	-	-	(1,784)	11.50	(1,784)	11.50

Outstanding at December 31, 2004	267,775	$6.71	13,472	$5.91	281,247	$6.67

Outstanding at January 1, 2003	277,913	$6.14	35,592	$5.32	313,505	$6.05
Granted	17,000	11.97	5,352	10.06	22,352	11.51
Exercised	(5,428)	6.26	(10,738)	4.99	(16,166)	5.42
Expired or canceled	(15,535)	6.60	(7,296)	5.04	(22,831)	6.10

Outstanding at December 31, 2003	273,950	$6.39	22,910	$6.14	296,860	$6.37

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about the stock options outstanding at December 31, 2004 and 2003:

Stock Option Plan	Exercise Price	Options Outstanding			Options Exercisable
		Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
December 31, 2004:
LTIP	$5.10	63,760	2.71 years	$5.10	63,760	2.71 years	$5.10
	$4.34	19,487	5.87 years	$4.34	13,554	5.87 years	$4.34
	$6.68	157,528	7.56 years	$6.68	59,403	7.56 years	$6.68
	$10.49	7,000	8.21 years	$10.49	1,400	8.21 years	$10.49
	$13.00	10,000	8.71 years	$13.00	2,000	8.71 years	$13.00
	$13.11	10,000	9.30 years	$13.11	-	-	-

Stock Option Plan	$5.10	7,260	2.71 years	$5.10	7,260	2.71 years	$5.10
	$4.34	3,000	5.87 years	$4.34	2,200	5.87 years	$4.34
	$8.19	1,784	7.56 years	$8.19	713	7.56 years	$8.19
	$10.49	1,428	8.21 years	$10.49	-	-	-

December 31, 2003:
LTIP	$5.10	63,760	3.71 years	$5.10	63,760	3.71 years	$5.10
	$4.34	29,652	6.87 years	$4.34	17,788	6.87 years	$4.34
	$6.68	163,538	8.56 years	$6.68	32,705	8.56 years	$6.68
	$10.49	7,000	9.21 years	$10.49	-	-	-
	$13.00	10,000	9.71 years	$13.00	-	-	-

Stock Option Plan	$5.10	13,958	3.71 years	$5.10	13,958	3.71 years	$5.10
	$4.34	3,600	6.87 years	$4.34	2,000	6.87 years	$4.34
	$8.19	1,784	8.56 years	$8.19	356	8.56 years	$8.19
	$10.49	1,784	9.21 years	$10.49	-	-	-
	$11.50	1,784	9.71 years	$11.50	-	-	-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingent Liabilities

Commitments

The Company, and the Bank, have operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company, or the Bank, pay property taxes and insurance. Lease expense was approximately $184,000 in 2004 and $166,000 in 2003. Annual minimum lease commitments attributable to long-term leases at December 31, 2004 are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2005	$42	$104	$146
2006	42	100	142
2007	42	75	117
2008	42	-	42
2009	42	-	42
Thereafter through 2013	167	-	167

	$377	$279	$656

The Bank had commitments to originate loans of approximately $605,000 at December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank had no commitments to sell loans at December 31, 2004.

Contingent Liabilities

In the ordinary course of business, the Company and the Bank are defendants in various litigation matters. In the opinion of management, and based in part upon opinions of legal counsel, the disposition of any suits pending against the Company and the Bank would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Regulatory Capital

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the capital regulations of the OTS promulgated thereunder (“Capital Regulations”) established three capital requirements - a “leverage limit,” a “tangible capital requirement” and a “risk-based capital requirement.” These capital standards set forth in the Capital Regulations must generally be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution, which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. At December 31, 2004 and 2003, the Bank was in compliance with such capital requirements.

The leverage limit adopted by the OTS Director under the Capital Regulations requires a savings institution to maintain “core capital” of not less than 4% of adjusted total assets. “Core capital” generally includes common

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks and savings institutions are to be classified into one of the five categories based primarily upon capital adequacy. The OTS regulations implementing the “prompt corrective action” provisions of FDICIA define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3% for certain highly rated institutions); (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 7.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is “critically undercapitalized” if its “tangible equity” (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2004 and 2003, the Bank’s regulatory capital was in excess of the amount necessary to be “well capitalized.” Management believes there have been no conditions or events since the last notification by the OTS that would change the institution’s category.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The table below presents the Bank’s capital ratios as compared to the requirements under FDICIA at December 31, 2004 and 2003:

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004:
Leverage/Tangible Ratio	$19,451	7.04%	$11,047	4.00%	$13,809	5.00%
Tier I Risk-based ratio	$19,451	10.28%	$7,571	4.00%	$11,357	6.00%
Total Risk-based ratio	$20,834	11.01%	$15,142	8.00%	$18,928	10.00%

December 31, 2003:
Leverage/Tangible Ratio	$17,284	7.52%	$9,196	4.00%	$11,495	5.00%
Tier I Risk-based ratio	$17,284	10.94%	$6,319	4.00%	$9,478	6.00%
Total Risk-based ratio	$18,596	11.77%	$12,637	8.00%	$15,796	10.00%

The table below presents the Bank’s capital ratios as compared to the requirements under FIRREA at December 31, 2004 and 2003:

	Tangible Capital		Core Capital		Risk-Based Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004:
Actual	$19,451	7.04%	$19,451	7.04%	$20,834	11.01%
Required	4,143	1.50%	11,047	4.00%	15,142	8.00%

Excess	$15,308	5.54%	$8,404	3.04%	$5,692	3.01%

December 31, 2003:
Actual	$17,284	7.52%	$17,284	7.52%	$18,596	11.77%
Required	3,448	1.50%	9,196	4.00%	12,637	8.00%

Excess	$13,836	6.02%	$8,088	3.52%	$5,959	3.77%

14. Fair Values of Financial Instruments

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair values of investment securities and mortgage-backed securities are generally obtained from market bids for similar or identical securities, or are obtained from quotes from independent security brokers or dealers.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one to four units, multi-family, nonresidential real estate and other.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003.

	Carrying Value	Fair Value
	(In thousands)
December 31, 2004
Assets:
Federal funds sold	$3,500	$3,500
Investment securities	5,992	5,960
Mortgage-backed securities	17,172	17,251
Loans receivable	235,341	236,296
Federal Home Loan Bank stock	2,827	2,827
Accrued interest receivable	1,056	1,056

Liabilities:
Deposits	195,912	188,365
Federal Home Loan Bank advances	55,317	54,953
Junior subordinated debentures	6,000	6,000
Accrued interest payable	68	68

December 31, 2003
Assets:
Federal funds sold	$2,600	$2,600
Investment securities	3,996	3,967
Mortgage-backed securities	15,439	15,786
Loans receivable	193,787	196,979
Federal Home Loan Bank stock	1,789	1,789
Accrued interest receivable	883	883

Liabilities:
Deposits	179,907	181,097
Federal Home Loan Bank advances	28,502	28,689
Accrued interest payable	122	122

15. Earnings Per Share

For the years ended December 31, 2004 and 2003, basic earnings per share are computed based on earnings available to common stockholders and the weighted average number of shares for each respective year.

The Company’s stock-based compensation awards were considered outstanding as of the grant date for purposes of computing diluted EPS for the year ended December 31, 2004 and 2003. The dilutive effect of stock awards and options is calculated under the treasury stock method using the average market price during the period these shares and options were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31,
	2004			2003
	Net earnings (Numerator)	Avg. Shares (Denominator)	Per- share Amount	Net earnings (Numerator)	Avg. Shares (Denominator)	Per share Amount
Net earnings	$1,708,000			$1,549,000
Less: Preferred stock dividends	(78,000)			(78,000)

Basic earnings per share	1,630,000	1,557,392	$1.05	1,471,000	1,799,465	$0.82
Effect of dilutive shares and stock options	-	89,606		-	101,329

Diluted earnings per share	$1,630,000	1,646,998	$0.99	$1,471,000	1,900,794	$0.77

16. Unaudited Quarterly Financial Data

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in thousands)
Interest income	$3,311	$3,443	$3,546	$3,680	$13,980
Interest expense	966	1,078	1,183	1,328	4,555
Net interest income	2,345	2,365	2,363	2,352	9,425
Provision for loan losses	-	-	58	50	108
Earnings before taxes	778	728	641	699	2,846
Net earnings	467	437	385	419	1,708

Basic earnings per share	0.26	0.28	0.24	0.26	1.05
Diluted earnings per share (1)	0.24	0.27	0.23	0.25	0.99
Market range:
High market price	15.00	13.60	13.00	13.94	15.00
Low market price	12.60	11.01	11.30	11.50	11.01

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in thousands)
Interest income	$3,052	$3,047	$2,961	$3,109	$12,169
Interest expense	997	950	924	931	3,802
Net interest income	2,055	2,097	2,037	2,178	8,367
Recovery of loan losses	-	-	-	(117)	(117)
Earnings before taxes	595	582	601	732	2,511
Net earnings	364	356	379	450	1,549

Basic earnings per share	0.19	0.19	0.20	0.24	0.82
Diluted earnings per share (1)	0.18	0.18	0.19	0.22	0.77
Market range:
High market price	12.08	13.01	14.03	14.75	14.75
Low market price	9.49	10.65	11.32	13.00	9.49

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

17. Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company’s principal business is serving as a holding company for the Bank, BankSmart, Inc. (a dormant company) and Broadway Financial Funding, LLC. The parent company’s primary sources of funds are interest income on investments and bank deposits; its primary uses are for the payment of dividends and normal shareholder expenses. Since inception the Bank has paid $500,000 in dividends to the parent company.

Balance Sheet	December 31,
	2004	2003
	(In thousands)
Assets
Cash	$1,166	$807
Investment in subsidiaries	19,497	17,234
Other assets	547	255

	$21,210	$18,296

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$-
Other liabilities	113	105
Stockholders’ equity	15,097	18,191

	$21,210	$18,296

Statements of Earnings	Year ended December 31,
	2004	2003
	(In thousands)
Interest income	$5	$7
Interest expense	(199)	-
Other income	6	14
Other expense	(390)	(367)

Loss before income taxes	(578)	(346)
Income taxes benefit	(218)	(144)

Loss before equity in undistributed earnings of subsidiaries	(360)	(202)
Equity in undistributed earnings of subsidiaries	2,068	1,751

Net earnings	$1,708	$1,549

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Statements of Cash Flows	Year ended December 31,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net earnings	$1,708	$1,549
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,068)	(1,751)
(Increase) Decrease in other assets	(293)	158
Increase (Decrease) in other liabilities	8	(4)
Other	48	53

Net cash provided by (used) in operating activities	(597)	5

Cash flows from financing activities
Issuance of junior subordinated debentures	6,000	-
Investment in subsidiaries	(49)	(1,020)
Stock repurchased	(5,851)	(70)
Stock reissued	1,210	126
Dividends paid	(354)	(347)

Net cash provided by (used in) financing activities	956	(1,311)

Net increase (decrease) in cash and cash equivalents	359	(1,306)
Cash and cash equivalents, beginning of year	807	2,113

Cash and cash equivalents, end of year	$1,166	$807

18. Shareholder Rights Plan

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

19. Capital Transactions

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement may be terminated by the Company or Cathay on or after June 30, 2005. The Company is not able to determine when Cathay will be in a position to resubmit its regulatory approval application, or whether the Company and Cathay will agree to extend the termination date of the Stock Purchase Agreement.