Form 10QSB
period 2005-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2005-05-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,520,347 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 29, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash	$4,208	$3,998
Federal funds sold	3,000	3,500
Investment securities available for sale, at fair value	—	3,980
Investment securities held-to-maturity (fair value of $1,962,000 at March 31, 2005 and $1,980,000 at December 31, 2004)	2,000	2,000
Mortgage-backed securities held-to-maturity (fair value of $42,782,000 at March 31, 2005 and $17,252,000 at December 31, 2004)	43,140	17,172
Loans receivable held for sale, at lower of cost or fair value	2,100	1,145
Loans receivable, net	232,291	234,196
Accrued interest receivable	1,151	1,056
Federal Home Loan Bank stock, at cost	2,957	2,827
Office properties and equipment, net	5,662	5,725
Other assets	1,260	939

Total assets	$297,769	$276,538

Liabilities and stockholders’ equity
Deposits	$209,992	$195,912
Advances from Federal Home Loan Bank	62,905	55,317
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	126	472
Deferred income taxes	986	982
Other liabilities	2,380	2,758

Total liabilities	282,389	261,441

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at March 31, 2005 and December 31, 2004	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at March 31, 2005 and December 31, 2004; outstanding 1,520,347 shares at March 31, 2005 and December 31, 2004	19	19
Additional paid-in capital	10,443	10,425
Accumulated other comprehensive loss, net of taxes	—	(7)
Retained earnings-substantially restricted	9,808	9,561
Treasury stock-at cost, 348,595 shares at March 31, 2005 and December 31, 2004	(4,859)	(4,859)
Unearned Employee Stock Ownership Plan (ESOP) shares	(33)	(44)

Total stockholders’ equity	15,380	15,097

Total liabilities and stockholders’ equity	$297,769	$276,538

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months ended March 31,
	2005	2004
Interest on loans receivable	$3,358	$3,112
Interest on mortgage-backed securities	243	126
Interest on investment securities	35	46
Other interest income	103	27

Total interest income	3,739	3,311

Interest on deposits	1,012	783
Interest on borrowings	471	183

Total interest expense	1,483	966

Net interest income before provision for loan losses	2,256	2,345
Provision for loan losses	10	—

Net interest income after provision for loan losses	2,246	2,345

Non-interest income:
Service charges	310	264
Gain on sale of loans receivable held for sale	—	109
Gain (loss) on sale of securities	15	(12)
Other	33	20

Total non-interest income	358	381

Non-interest expense:
Compensation and benefits	1,212	1,157
Occupancy expense, net	293	255
Information services	152	166
Professional services	141	122
Office services and supplies	96	105
Other	140	143

Total non-interest expense	2,034	1,948

Earnings before income taxes	570	778
Income taxes	228	311

Net earnings	$342	$467

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$(8)	$99
Reclassification of realized net loss included in net earnings	20	12
Income tax effect	(5)	(43)

Other comprehensive income, net of tax	7	68

Comprehensive earnings	$349	$535

Net earnings	$342	$467
Dividends paid on preferred stock	(19)	(19)

Earnings available to common shareholders	$323	$448

Earnings per share-basic	$0.21	$0.26

Earnings per share-diluted	$0.20	$0.24

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$342	$467
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	101	87
Net amortization (accretion) of premiums (discounts) on loans purchased	4	(12)
Net amortization of net deferred loan origination (costs) fees	4	(76)
Net amortization of premiums on mortgage-backed securities	31	21
ESOP expense	29	35
(Gain) loss on sale of securities available for sale	(15)	12
Gain on sale of loans receivable held for sale	—	(109)
Provision for loan losses	10	—
Loans receivable originated for sale	(2,875)	(5,077)
Proceeds from sale of loans receivable held for sale	—	6,857
Changes in operating assets and liabilities:
Accrued interest receivable	(95)	(34)
Other assets	(321)	(70)
Other liabilities	(378)	233

Net cash (used in) provided by operating activities	(3,163)	2,334

Cash flows from investing activities:
Loans receivable originated, net of refinances	(3,775)	(28,333)
Principal repayment on loans receivable	17,853	10,486
Purchase of loans receivable	(10,272)	—
Purchases of securities available for sale	—	(11,000)
Purchases of mortgage-backed securities held-to-maturity	(27,955)	—
Proceeds from call /maturity of securities held-to-maturity	—	1,000
Proceeds from sale of securities available for sale	3,972	11,002
Proceeds from sale of mortgage-backed securities held-to-maturity	845	—
Proceeds from sale of mortgage-backed securities available for sale	—	9,201
Principal repayments on mortgage-backed securities held-to-maturity	1,146	832
Principal repayments on mortgage-backed securities available for sale	—	11
Purchase of Federal Home Loan Bank stock	(130)	(17)
Capital expenditures for office properties and equipment	(38)	(49)

Net cash used in investing activities	(18,354)	(6,867)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from financing activities:
Net increase in deposits	$14,080	$6,858
Advances from the Federal Home Loan Bank	12,000	2,299
Principal repayment on advances from Federal Home Loan Bank	(4,412)
Junior subordinated debentures issued	—	6,000
Common and Preferred dividends paid	(95)	(72)
Purchases of treasury stock	—	(5,841)
Stock options exercised	—	49
Change in advance payments by borrowers for taxes and insurance	(346)	(220)

Net cash provided by financing activities	21,227	9,073

Net (decrease) increase in cash and cash equivalents	(290)	4,540
Cash and cash equivalents at beginning of period	7,498	7,629

Cash and cash equivalents at end of period	$7,208	$12,169

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,469	$961

Cash paid for income taxes	$175	$—

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$1,920	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2005 and December 31, 2004, the results of their operations and comprehensive earnings for the three months ended March 31, 2005 and 2004 and their cash flows for the three months ended March 31, 2005 and 2004. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,513,189 and 1,752,021 shares for the three months ended March 31, 2005 and 2004, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,590,725 and 1,853,338 shares for the three months ended March 31, 2005 and 2004, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

NOTE (4) – Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accounting for employee stock ownership plan transaction (“ESOP’s”) will continue to be accounted for in accordance with SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R will become effective for the Company beginning January 1, 2006. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

NOTE (5) – Stock Based Compensation

The Company has a stock option plan (the “Plan”), which provides for the granting of stock options to employees and directors. Stock options granted under the Plan are exercisable over vesting periods specified in the Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At March 31, 2005, the Company had 348,595 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company measures its employee stock option compensation arrangements under the provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recognized for the Plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the Plan been determined based on the fair value method provision of the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for previous grants, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the quarters below:

	Three Months ended March 31,
	2005	2004
Income available to common shareholders, as reported	$323	$448
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(14)

Pro forma income available to common shareholders	$316	$434

Basic earnings per share
As reported	$0.21	$0.26
Pro forma	$0.21	$0.25
Diluted earnings per share
As reported	$0.20	$0.24
Pro forma	$0.20	$0.23

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of Company shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described in Note (7) below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17. As of March 17, 2005, the interest rate is 5.57%.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At March 31, 2005, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

We recorded net earnings of $342,000 or $0.20 per diluted share for the three months ended March 31, 2005, compared to $467,000 or $0.24 per diluted share for the three months ended March 31, 2004. Compared to 2004, first quarter net earnings decreased 26.77%. The decrease in net earnings comparing 2005 to 2004, was primarily attributable to decreases in net interest income and non-interest income, and an increase in non-interest expense. Net interest income before provision for loan losses decreased $89,000 or 3.80% for the three months ended March 31, 2005 compared to the same period in 2004. Non-interest income decreased $23,000 or 6.04% for the three months ended March 31, 2005 compared to the same period in 2004. Non-interest expense increased $86,000 or 4.41% for the three months ended March 31, 2005 compared to the same period in 2004.

Net Interest Income

Net interest income before provision for loan losses decreased to $2,256,000 for the three months ended March 31, 2005, from $2,345,000 for the same period in 2004. A three-month rate/volume analysis indicates that the $89,000 decrease in net interest income before provision for loan losses was primarily attributable to the impact of a decrease in the net interest rate spread of 85 basis points (rate impact), which resulted in a decrease in net interest income of $435,000 partially offset by the impact of the growth in average interest-earning assets of $49.0 million or 21.45%, and interest-bearing liabilities of $50.1 million or 23.15%, which resulted in an increase in net interest income of $346,000 (volume impact).

The net interest rate spread for the three months ended March 31, 2005 was 3.16% compared to 4.01% for the same period in 2004. The 85 basis point decrease in spread was attributable to the decline in the weighted average yield on interest earning assets and increase in the weighted average cost of funds on interest-bearing liabilities. The yield on interest-earning assets declined 41 basis points to 5.39% for the three months ended March 31, 2005 from 5.80% for the same period in 2004. The decline in yield was primarily due to loan pay-offs of higher yielding loans and the lag in repricing of our adjustable rate loans. A substantial portion of the adjustable rate loans originated in the past three years have initial periods of fixed interest rates ranging from two to seven years. Unless these loans prepay, we expect these loans to reprice upward over the next several years. The weighted average cost of funds increased 44 basis points to 2.23% for the three months ended March 31, 2005 compared to 1.79% for the same period in 2004. The increase in the cost of funds was primarily due to the rising deposit and borrowing rates paid which are reflective of the rising rate environment. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at March 31, 2005 was 3.65% compared to 4.20% at March 31, 2004, a decline of 55 basis points.

Non-interest Income

Non-interest income totaled $358,000 in the first quarter of 2005, compared to $381,000 for the same period in 2004. While the first quarter results were substantially the same, loan related fees increased $96,000 resulting from higher loan prepayment fees. Because a greater number of loans subject to prepayment fees were paid off, loan prepayment fees grew to $113,000 for the first quarter of 2005 compared to $28,000 for the same period in 2004. For the first quarter of 2005, the Company did not record any gain on sale of loans compared to a $109,000 of loan sale gains for the same period in 2004. Loan sales are considered as part of asset/liability management and future sales will depend on a number of factors, including loan portfolio growth targets and liquidity needs.

Non-interest Expense

Total non-interest expense totaled $2,034,000 in the first quarter of 2005, up $86,000 from a year ago primarily due to increases in compensation and benefits costs and occupancy expenses.

Financial Condition

Assets, Loan Originations and Deposits

At March 31, 2005, assets totaled $297.8 million, up $21.2 million or 7.68% from year-end 2004. During the first quarter of 2005, loan payoffs exceeded total loan originations, including loan purchases, resulting in a decrease of $0.9 million in loans receivable, including loans held for sale. In addition, investment securities available for sale decreased $4.0 million, while mortgage-backed securities (“MBS”) held to maturity increased $26.0 million. The build up in liquidity from loan repayments, deposit inflows and borrowings was invested in short duration MBS.

Loan originations were $6.6 million for the three months ended March 31, 2005 compared to $33.2 million for the same period in 2004. Loan purchases totaled $10.3 million for the three months ended March 31, 2005 whereas there were no loan purchases for the same period in 2004. Loan repayments amounted to $17.9 million for the three months ended March 31, 2005 compared to $10.5 million for the same period in 2004. Loan originations decreased substantially due to changing market conditions, including rising interest rates, real estate prices and competition, and the Company’s plan to focus on retail versus wholesale loan funding. Loan volumes are expected to increase over the next several quarters, absent a sharp rise in interest rates. Additionally, we expect to augment loan originations with loan purchases to maintain loan growth.

Deposits totaled $210.0 million at quarter end, up $14.1 million or 7.19% since the end of 2004. During the first quarter of 2005, core deposits (NOW, demand, money market and passbook accounts) increased $3.1 million, while certificates of deposit increased $11.0 million. A substantial portion of the increase in certificates of deposit was from brokered deposits. At March 31, 2005, core deposits represented 49.15% of total deposits compared to 51.13% at December 31, 2004 and 43.63% at March 31, 2004.

Allowance for Loan Losses

As of March 31, 2005, the allowance for loan losses totaled $1.4 million, up $10,000 from the balance at December 31, 2004. The allowance for loan losses as a percentage of gross loans was 0.61% at March 31, 2005, compared to 0.60% at December 31, 2004 and 0.62% at March 31, 2004.

Management believes that the allowance for loan losses is adequate to cover inherent losses in Broadway Federal’s loan portfolio as of March 31, 2005, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Total non-performing assets, consisting of non-accrual loans, decreased by $1,000 to $113,000 at March 31, 2005 from $114,000 at December 31, 2004. Non-accrual loans at March 31, 2005 consisted of a $77,000 loan secured by a single-family dwelling and a $36,000 unsecured consumer loan. The Bank’s non-performing assets to total assets ratio was 0.04% at March 31, 2005 compared to 0.04% at December 31, 2004 and 0.03% at March 31, 2004. At March 31, 2005, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the three months ended March 31, 2005, the Company’s annualized return on average equity decreased to 8.94% compared to 11.16% for the same period in 2004. This was primarily attributable to the decrease in net earnings in 2005. The annualized return on average assets also decreased to 0.48% for the three months ended March 31, 2005 compared to 0.79% for the same period in 2004. The annualized ratio of non-interest expense to average assets improved to 2.85% for the three months ended March 31, 2005 compared to 3.29% for the same period in 2004, reflecting the higher growth in average assets compared to the rate of growth in non-interest expense. The efficiency ratio was 77.81% in first quarter 2005 compared to 71.46% in first quarter 2004, reflecting lower revenues compared to non-interest expenses for the first quarter of 2005 as compared to the same period in 2004.

Income Taxes

The Company’s effective tax rate was approximately 40.00% for the three months ended March 31, 2005, compared to 39.97% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay during the second quarter of 2004. Dividends and other capital distributions from the Bank are subject to regulatory restrictions. See Note (7) of Notes to Unaudited Consolidated Financial Statements for further discussion on capital transactions.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans, sales of loans, mortgage-backed securities and investments, and advances from the Federal Home Loan Bank of San Francisco. Other sources of liquidity include principal repayments on mortgage-backed securities and other investments, and contributions of capital by the Company.

Since December 31, 2004, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, including the Company’s audited financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2005, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2005
Tangible ratio	1.50%	N/A	6.70%

Leverage ratio	4.00%	5.00%	6.70%

Tier 1 Risk-based ratio	4.00%	6.00%	10.42%

Total Risk-based ratio	8.00%	10.00%	11.15%

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2005 or subsequent to March 31, 2005.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 – CEO Certification pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005	By:	/s/ PAUL C. HUDSON
Paul C. Hudson
President and Chief Executive Officer
Broadway Financial Corporation

Date: May 13, 2005	By:	/s/ ALVIN D. KANG
Alvin D. Kang
Chief Financial Officer
Broadway Financial Corporation