Form 10QSB
period 2005-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2005-08-12
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,520,347 shares of the Company’s Common Stock, par value $0.01 per share, were issued and outstanding as of July 29, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash	$4,295	$3,998
Federal funds sold	6,100	3,500
Investment securities available for sale, at fair value	—	3,980
Investment securities held to maturity (fair value of $1,989,000 at June 30, 2005 and $1,980,000 at December 31, 2004)	2,000	2,000
Mortgage-backed securities held to maturity (fair value of $40,968,000 at June 30, 2005 and $17,252,000 at December 31, 2004)	41,088	17,172
Loans receivable held for sale, at lower of cost or fair value	—	1,145
Loans receivable, net	233,158	234,196
Accrued interest receivable	1,200	1,056
Federal Home Loan Bank (FHLB), at cost	3,123	2,827
Office properties and equipment, net	5,606	5,725
Other assets	1,155	939

Total assets	$297,725	$276,538

Liabilities and stockholders’ equity
Deposits	$208,248	$195,912
Advances from Federal Home Loan Bank	63,783	55,317
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	488	472
Deferred income taxes	986	982
Other liabilities	2,591	2,758

Total liabilities	282,096	261,441
Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at June 30, 2005 and December 31, 2004	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942, and outstanding 1,520,347 shares at June 30, 2005 and December 31, 2004	19	19
Additional paid-in capital	10,459	10,425
Accumulated other comprehensive loss, net of taxes	—	(7)
Retained earnings-substantially restricted	10,030	9,561
Treasury stock-at cost, 348,595 shares at June 30, 2005 and December 31, 2004	(4,859)	(4,859)
Unearned Employee Stock Ownership Plan shares	(22)	(44)

Total stockholders’ equity	15,629	15,097

Total liabilities and stockholders’ equity	$297,725	$276,538

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Interest on loans receivable	$3,381	$3,285	$6,739	$6,397
Interest on mortgage-backed securities	460	67	703	193
Interest on investment securities	18	56	53	102
Other interest income	80	35	183	62

Total interest income	3,939	3,443	7,678	6,754

Interest on deposits	1,095	791	2,107	1,574
Interest on borrowings	536	287	1,007	470

Total interest expense	1,631	1,078	3,114	2,044

Net interest income before provision for loan losses	2,308	2,365	4,564	4,710
Provision for (recovery of) loan losses	(17)	—	(7)	—

Net interest income after provision for loan losses	2,325	2,365	4,571	4,710

Non-interest income:
Service charges	189	269	499	533
Gain on sale of loans held for sale	5	86	5	195
Gain (loss) on sale of securities	6	(9)	21	(21)
Other	56	19	89	39

Total non-interest income	256	365	614	746

Non-interest expense:
Compensation and benefits	1,161	1,160	2,373	2,317
Occupancy expense, net	282	275	575	530
Information services	156	166	308	332
Professional services	136	124	277	246
Office service and supplies	115	94	211	199
Other	197	183	337	326

Total non-interest expense	2,047	2,002	4,081	3,950

Earnings before income taxes	534	728	1,104	1,506
Income taxes	217	291	445	602

Net earnings	$317	$437	$659	$904

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$—	$(12)	$(8)	$207
Reclassification of realized net (gain) loss included in net earnings	—	—	20	(108)
Income tax effect	—	5	(5)	(38)

Other comprehensive income, net of tax	—	(7)	7	61

Comprehensive earnings	$317	$430	$666	$965

Net earnings	$317	$437	$659	$904
Dividends paid on preferred stock	(19)	(19)	(38)	(38)

Earnings available to common shareholders	$298	$418	$621	$866

Earnings per share-basic	$0.20	$0.28	$0.41	$0.54
Earnings per share-diluted	$0.19	$0.27	$0.39	$0.51
Dividend declared per share-common stock	$0.05	$0.05	$0.10	$0.09
Basic weighted average shares outstanding	1,515,575	1,470,702	1,514,389	1,611,361
Diluted weighted average shares outstanding	1,586,048	1,563,834	1,588,393	1,708,699

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$659	$904
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	202	177
Net amortization of premiums and discounts on loans purchased	10	4
Net amortization of net deferred loan origination fees (costs)	(90)	(138)
Net amortization of premiums and discounts on mortgage - backed securities	71	37
Amortization of deferred compensation	56	70
(Gain )loss on sale of securities	(21)	21
Gain on sale of loans held for sale	(5)	(195)
FHLB stock dividend	(56)	(35)
Provision for (recovery of) loan losses	(7)	—
Loans originated for sale	(2,875)	(13,479)
Proceeds from sale of loans receivable held for sale	1,005	15,345
Changes in operating assets and liabilities:
Accrued interest receivable	(144)	(34)
Other assets	(216)	(161)
Other liabilities	(167)	(34)

Net cash (used in) provided by operating activities	(1,578)	2,482

Cash flows from investing activities:
Net changes in loans receivable	14,416	(33,531)
Purchase of loans	(10,272)	(1,880)
Purchases of securities available for sale	—	(28,000)
Purchases of mortgage-backed securities held to maturity	(27,955)	—
Proceeds from call /maturity of securities available for sale	—	2,000
Proceeds from sale of investment securities available for sale	3,972	21,986
Proceeds from sale of mortgage-backed securities held to maturity	1,071	185
Proceeds from sale of mortgage-backed securities available for sale	—	9,201
Principal repayments on mortgage-backed securities held to maturity	2,938	1,757
Principal repayments on mortgage-backed securities available for sale	—	10
Purchase of FHLB stock	(240)	(376)
Capital expenditures for office properties and equipment	(83)	(66)

Net cash used in investing activities	(16,153)	(28,714)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from financing activities:
Net increase in deposits	$12,336	$4,134
Advances from the FHLB	24,000	36,875
Repayments of FHLB advances	(15,534)	(19,312)
Junior subordinated debentures issued	—	6,000
Common and Preferred dividends paid	(190)	(165)
Reissuance of treasury stock	—	945
Purchases of treasury stock	—	(5,851)
Stock options exercised	—	110
Net increase in advance payments by borrowers for taxes and insurance	16	94

Net cash provided by financing activities	20,628	22,830

Net increase (decrease) in cash and cash equivalents	2,897	(3,402)
Cash and cash equivalents at beginning of period	7,498	7,629

Cash and cash equivalents at end of period	$10,395	$4,227

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,094	$2,089

Cash paid for income taxes	$505	$380

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from loans receivable held for sale to loans receivable, net	$3,020	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2005, the results of their operations and comprehensive earnings for the three and six months ended June 30, 2005 and 2004 and their cash flows for the six months ended June 30, 2005 and 2004. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,515,575 and 1,470,702 shares for the three months ended June 30, 2005 and 2004, and 1,514,389 and 1,611,361 shares for the six months ended June 30, 2005 and 2004, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, (1,586,048 and 1,563,834 shares for the three months ended June 30, 2005 and 2004, and 1,588,393 and 1,708,699 shares for the six months ended June 30, 2005 and 2004, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.NOTE (4) – Stock-based Compensation Plans

The Company has a stock option plan (the “Plan”), which provides for the granting of stock options to employees and directors. Stock options granted under the Plan are exercisable over vesting periods specified in the Plan and, unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At June 30, 2005, the Company had 348,595 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees (APB 25)”. Accordingly, no compensation expense has been recognized for the Plans, as stock options were granted at fair value at the date of grant. Had compensation expense for the Plans been determined based on the fair value method provision of the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for previous awards, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the periods below:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share)
Net income available to common shareholders, as reported	$298	$418	$621	$866
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(16)	(21)	(30)

Pro forma net income	$284	$402	$600	$836

Basic net income per share
As reported	$0.20	$0.28	$0.41	$0.54
Pro forma	$0.19	$0.27	$0.40	$0.52
Diluted net income per share
As reported	$0.19	$0.27	$0.39	$0.51
Pro forma	$0.18	$0.26	$0.38	$0.49

NOTE (5) – Capital Transactions

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

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement was amended on June 30, 2005.

The Second Amendment amends the purchase price payable by Cathay for BFC common stock to the lower of (i) $13.50 per share, or (ii) the average closing price per BFC share for sixty calendar days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares covered by the Agreement plus $0.75 per share. In addition, the date after which the Stock Purchase Agreement may be terminated by Cathay has been extended to December 31, 2005. Al other terms and conditions of the Agreement remain in full force and effect.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Southern California. At June 30, 2005, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal, Broadway Financial Funding, LLC and BankSmart, Inc. (a dormant company). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s principal business is serving as a holding company for Broadway Federal. The Company’s results of operations are dependent primarily on Broadway Federal’s net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Broadway Federal also generates recurring non-interest income, such as transactional fees on its loan and deposit portfolios. The Company’s operating results are also affected by the amount of provisions for loan losses and the Bank’s non-interest expenses, which consist principally of employee compensation and benefits, occupancy expenses, and technology and communication costs. More generally, the results of operations of thrift and banking institutions are also affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.

Results of Operations

Net Earnings

The change in net earnings, comparing 2005 to 2004, was primarily attributable to decreases in net interest income and non-interest income, and an increase in non-interest expense. Net interest income before provision for loan losses decreased $57,000 and $146,000, or 2.41% and 3.10%, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Non-interest income decreased $109,000 and 132,000, or 29.86% and 17.69%, for the three months and six months ended June 30, 2005 compared to the same periods in 2004. Non-interest expense increased $45,000 and $131,000, or 2.25% and 3.32%, for the three and six months ended June 30, 2005 compared to the same periods in 2004.

Net Interest Income

Net interest income before provision for loan losses decreased to $2,308,000 for the three months ended June 30, 2005, from $2,365,000 for the same period in 2004. Although average interest earning assets increased $42.0 million for the second quarter 2005 compared to the second quarter 2004, the annualized net interest spread for the quarter decreased by 68 basis points as compared with the 2004 comparable quarter. A slower rate of loan growth in 2005 has reduced our ability to offset margin compression through growth in interest-earning assets, as we have in the past.

The annualized net interest rate spread for the three months ended June 30, 2005 was 3.14% compared to 3.82% for the same period in 2004. The 68 basis point decrease in spread was attributable to the decline in the weighted average yield on interest-earning assets and the increase in the weighted average cost of funds on interest-bearing liabilities. The annualized yield on interest-earning assets declined by 14 and 26 basis points, respectively, to 5.52% and 5.46% for the three and six months ended June 30, 2005 from 5.66% and 5.72% for the same periods in 2004. The weighted average cost of funds increased 54 and 49 basis points, respectively, to 2.38% and 2.30% for the three and six months ended June 30, 2005 compared to 1.84% and 1.81% for the same periods in 2004. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at June 30, 2005 was 3.66% compared to 4.07% at June 30, 2004, a decline of 41 basis points. Although our loan portfolio is substantially comprised of adjustable rate loans, most of the loans have initial periods of fixed interest rates ranging from two to seven years. As a result, our loan portfolio does not reprice immediately in response to changes in market interest rates. However, as the initial fixed interest rate period expires, the majority of our loan portfolio reprices based on the index (primarily 6 month LIBOR) to which the loans relate. Absent a high level of loan prepayments and falling interest rates, we anticipate that our loan portfolio will reprice upward over the next several years.

Non-interest Income

Total non-interest income decreased to $256,000 and $614,000 for the three and six months ended June 30, 2005, from $365,000 and $746,000 for the same periods in 2004. The decrease is primarily related to lower loan sale gains and lower loan prepayment fees in 2005 compared to the same periods in 2004. During the three and six months ending June 30, 2005, non-interest income was negatively impacted by the reversal of $40,000 and $31,000 of loan prepayment penalty fees which were previously recognized as income in prior periods.

Non-interest Expense

Total non-interest expense increased to $2,047,000 and $4,081,000 for the three and six months ended June 30, 2005, from $2,002,000 and $3,950,000 for the same periods in 2004. The $45,000 increase for the second quarter was primarily attributable to savings bad debt losses of $29,000 related to a terminated relationship with a check cashing business and $22,000 related to specific loss reserves established for certain overdrafted accounts.

Financial Condition

Assets, Loan Originations and Deposits

At June 30, 2005, assets totaled $297.7 million, up $21.2 million, or 7.66%, from year-end 2004. During the first six months of 2005, slower loan originations resulted in a decrease of $1.0 million in net loans receivable from year end 2004. In addition, investment securities available for sale decreased $4.0 million, while mortgage-backed securities (“MBS”) held to maturity increased $23.9 million. The build up in liquidity from loan and investment securities repayments, deposit inflows and borrowings was invested in MBS. Held to maturity security sales made during the periods were on securities where over 85% of the principal has been repaid.

Deposits totaled $208.2 million at June 30, 2005, up $12.3 million or 6.3% since the end of 2004. During the first six months of 2005, core deposits (NOW, demand, money market and passbook accounts) did not increase, compared to a $5.9 million increase for the same period in 2004, while certificates of deposit increased $11.0 million. At June 30, 2005, core deposits represented 48.45% of total deposits compared to 51.13% at December 31, 2004

Allowance for Loan Losses

As of June 30, 2005, the Company’s allowance for loan losses decreased to $1,413,000 from $1,420,000 as of December 31, 2004. The allowance for loan losses represents 0.60% of gross loans at both June 30, 2005 and December 31, 2004.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of June 30, 2005, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Total non-performing assets, consisting of non-accrual loans, decreased by $1,000 to $113,000 at June 30, 2005 from $114,000 at December 31, 2004. Non-accrual loans at June 30, 2005 consisted of one loan totaling $77,000 secured by a single-family dwelling and one unsecured loan totaling $36,000. There was no other real estate owned as of June 30, 2005 and December 31, 2004. As a percentage of total assets, non-performing assets were 0.04% at June 30, 2005 and December 31, 2004.

Performance Ratios

For the three and six months ended June 30, 2005, the Company’s annualized return on average assets was 0.43% and 0.45%, respectively compared to 0.69% and 0.74% for the same periods in 2004. The declines were primarily attributable to the decrease in net earnings in 2005. The annualized return on average equity also decreased to 8.12% and 8.53%, respectively for the three and six months ended June 30, 2005 compared to 12.79% and 11.89% for the same periods in 2004. The annualized ratio of non-interest expense to average assets improved to 2.79% and 2.81% respectively, for the three and six months ended June 30, 2005 compared to 3.18% and 3.24% respectively for the same periods in 2004, reflecting the higher growth in average assets compared to the rate of growth in non-interest expense. The efficiency ratio was 79.84% and 78.81% for the three and six months ended June 30, 2005 compared to 73.33% and 72.40% for the same periods in 2004, reflecting lower revenues compared to non-interest expense in 2005 compared to 2004.

Income Taxes

The Company’s effective tax rate was approximately 40.64% and 40.31% for the three and six months ended June 30, 2005, compared to 39.97% for the same periods in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay during the second quarter of 2004. (See Note (5) of Notes to Unaudited Consolidated Financial Statements). Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2005, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	FIRREA Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2004
Tangible ratio	1.50%	N/A	6.84%
Leverage ratio	4.00%	5.00%	6.84%
Tier 1 Risk-based ratio	4.00%	6.00%	10.84%
Total Risk-based ratio	8.00%	10.00%	11.58%

ITEM 3.	CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and Acting CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2005.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 22, 2005 for the following purposes:

(a) To elect three directors to serve until the Annual Meeting to be held in the year 2008 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Albert O. Maddox, Daniel A. Medina and Virgil Roberts to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. Albert O. Maddox
For	1,390,436
Against	0
Abstain	7,020

Mr. Daniel A. Medina
For	1,387,636
Against	0
Abstain	9,820

Mr. Virgil Roberts
For	1,396,716
Against	0
Abstain	740

(b) To ratify the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors for 2005.

At the meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors based upon 1,395,108 shares voting “for”, 0 shares voting “against” and 2,340 shares abstaining.

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

(b) Reports on Form 8-K

Form 8-K filed April 25, 2005 with respect to the engagement of Crowe Chizek and Company LLP as independent auditor of the Company.

Form 8-K filed June 27, 2005 with respect to a press release announcing the election of directors, ratification of independent auditor and payment of cash dividend.

Form 8-K filed June 30, 2005 with respect to a press release announcing the resignation of the Chief Financial Officer.

Form 8-K file July 05, 2005 with respect to the amendment of the Stock Purchase Agreement with Cathay General Bancorp.

For 8-K file July 28, 2005 with respect to a press release announcing earnings for the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: August 12, 2005	By:	/s/ PAUL C. HUDSON
Paul C. Hudson President and Chief Executive Officer Broadway Financial Corporation

Date: August 12, 2005	By:	/s/ SAM SARPONG
Sam Sarpong Controller and Acting Chief Financial Officer Broadway Financial Corporation