Form 10QSB
period 2005-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2005-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,520,347 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 28, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash	$3,958	$3,998
Federal funds sold	3,300	3,500
Investment securities available for sale, at fair value	—	3,980
Investment securities held-to-maturity (fair value of $1,969 at September 30, 2005 and $1,980 at December 31, 2004)	2,000	2,000
Mortgage-backed securities held-to-maturity (fair value of $45,851 at September 30, 2005 and $17,252 at December 31, 2004)	46,309	17,172
Loans receivable held for sale, at lower of cost or fair value	—	1,145
Loans receivable, net	234,061	234,196
Accrued interest receivable	1,249	1,056
Federal Home Loan Bank (FHLB) stock, at cost	3,295	2,827
Office properties and equipment, net	5,546	5,725
Other assets	943	939

Total assets	$300,661	$276,538

Liabilities and stockholders’ equity
Deposits	$212,098	$195,912
Advances from Federal Home Loan Bank	61,153	55,317
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	884	472
Deferred income taxes	986	982
Other liabilities	3,586	2,758

Total liabilities	284,707	261,441

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at September 30, 2005 and December 31, 2004	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at September 30, 2005 and December 31, 2004; outstanding 1,520,347 shares at September 30, 2005 and December 31, 2004	19	19
Additional paid-in capital	10,476	10,425
Accumulated other comprehensive loss, net of taxes	—	(7)
Retained earnings-substantially restricted	10,327	9,561
Treasury stock-at cost, 348,595 shares at September 30, 2005 and December 31, 2004	(4,859)	(4,859)
Unearned Employee Stock Ownership Plan (ESOP) shares	(11)	(44)

Total stockholders’ equity	15,954	15,097

Total liabilities and stockholders’ equity	$300,661	$276,538

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Interest on loans receivable	$3,436	$3,391	$10,175	$9,788
Interest on mortgage-backed securities	432	60	1,135	253
Interest on investment securities	19	54	72	156
Other interest income	126	41	309	103

Total interest income	4,013	3,546	11,691	10,300

Interest on deposits	1,157	820	3,264	2,394
Interest on borrowings	615	363	1,622	833

Total interest expense	1,772	1,183	4,886	3,227

Net interest income before provision for loan losses	2,241	2,363	6,805	7,073
Provision for loan losses	57	58	50	58

Net interest income after provision for loan losses	2,184	2,305	6,755	7,015

Non-interest income:
Service charges	380	255	879	788
Gain on sale of loans receivable held for sale	—	51	5	246
Gain (loss) on sale of securities	—	—	21	(21)
Other	38	35	127	74

Total non-interest income	418	341	1,032	1,087

Non-interest expense:
Compensation and benefits	1,152	1,169	3,525	3,486
Occupancy expense, net	288	271	863	801
Information services	156	161	464	493
Professional services	55	135	332	381
Office services and supplies	108	116	319	315
Other	189	153	526	479

Total non-interest expense	1,948	2,005	6,029	5,955

Earnings before income taxes	654	641	1,758	2,147
Income taxes	261	256	706	858

Net earnings	$393	$385	$1,052	$1,289

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$—	$—	$(8)	$120
Reclassification of realized net (gain) loss included in net earnings	—	—	20	(21)
Income tax effect	—	—	(5)	(38)

Other comprehensive income, net of tax	—	—	7	61

Comprehensive earnings	$393	$385	$1,059	$1,350

Net earnings	$393	$385	$1,052	$1,289
Dividends paid on preferred stock	(20)	(19)	(58)	(58)

Earnings available to common shareholders	$373	$366	$994	$1,231

Earnings per share-basic	$0.25	$0.24	$0.66	$0.78

Earnings per share-diluted	$0.23	$0.23	$0.63	$0.74

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,052	$1,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	304	269
Net amortization (accretion) of premiums (discounts) on loans purchased	9	12
Net amortization of deferred loan origination costs (fees)	51	(188)
Net amortization of premiums on mortgage-backed securities	116	46
ESOP expense	84	101
(Gain) loss on sale of securities available for sale	(21)	21
Gain on sale of loans receivable held for sale	(5)	(246)
FHLB stock dividends	(89)	(59)
Provision for loan losses	50	58
Loans receivable originated for sale	(4,875)	(17,387)
Proceeds from sale of loans receivable held for sale	3,005	19,304
Changes in operating assets and liabilities:
Accrued interest receivable	(193)	(92)
Other assets	(4)	(277)
Other liabilities	828	196

Net cash provided by operating activities	312	3,047

Cash flows from investing activities:
Net changes in loans receivable	23,301	(38,937)
Purchase of loans receivable	(20,257)	(2,035)
Purchases of investment securities available for sale	—	(28,000)
Purchases of mortgage-backed securities held-to-maturity	(35,857)	—
Proceeds from call /maturity of investment securities available for sale	—	2,000
Proceeds from sale of investment securities available for sale	3,972	21,986
Proceeds from sale of mortgage-backed securities held-to-maturity	1,071	185
Proceeds from sale of mortgage-backed securities available for sale	—	9,201
Principal repayments on mortgage-backed securities held-to-maturity	5,574	2,401
Principal repayments on mortgage-backed securities available for sale	—	10
Purchase of Federal Home Loan Bank stock	(379)	(565)
Capital expenditures for office properties and equipment	(125)	(305)

Net cash used in investing activities	(22,700)	(34,059)

Cash flows from financing activities:
Net increase in deposits	16,186	12,679
Advances from the Federal Home Loan Bank	32,000	49,875
Principal repayment on advances from Federal Home Loan Bank	(26,164)	(28,407)
Junior subordinated debentures issued	—	6,000
Common and Preferred dividends paid	(286)	(260)
Reissuance of treasury stock	—	963
Purchases of treasury stock	—	(5,851)
Stock options exercised	—	237
Change in advance payments by borrowers for taxes and insurance	412	513

Net cash provided by financing activities	22,148	35,749

Net (decrease) increase in cash and cash equivalents	(240)	4,737
Cash and cash equivalents at beginning of period	7,498	7,629

Cash and cash equivalents at end of period	$7,258	$12,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,804	$3,272

Cash paid for income taxes	$660	$570

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$3,020	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2005 and December 31, 2004, the results of their operations and comprehensive earnings for the three and nine months ended September 30, 2005 and 2004 and their cash flows for the nine months ended September 30, 2005 and 2004. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentations.

NOTE (2) – Earnings Per Share

Basic earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,517,961 and 1,497,958 shares for the three months ended September 30, 2005 and 2004, and 1,515,592 and 1,573,284 shares for the nine months ended September 30, 2005 and 2004, respectively). Diluted earnings per share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,587,759 and 1,578,904 shares for the three months ended September 30, 2005 and 2004, and 1,588,425 and 1,665,348 shares for the nine months ended September 30, 2005 and 2004, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

NOTE (4) – Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accounting for employee stock ownership plan transactions (“ESOP’s”) will continue to be accounted for in accordance with SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the vesting period, but expresses no preference for a type of valuation model. SFAS 123R will become effective for the Company beginning January 1, 2006. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

NOTE (5) – Stock Based Compensation

The Company has a stock option plan (the “Plan”) which provides for the granting of stock options to employees and directors. Stock options granted under the Plan are exercisable over vesting periods specified in the Plan and unless exercised, the options terminate ten years from the date of the grant. The option price must be no less than the fair market value of the underlying shares on the date the options are granted. At September 30, 2005, the Company had 348,595 shares of treasury stock that may be issued on the exercise of options or for payment of other awards.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the Plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the Plans been determined based on the fair value method provision of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for previous awards, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated for the periods below:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share)
Income available to common shareholders, as reported	$373	$366	$994	$1,231
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4	(16)	(17)	(45)

Pro forma income available to common shareholders	$377	$350	$977	$1,186

Basic earnings per share
As reported	$0.25	$0.24	$0.66	$0.78
Pro forma	$0.25	$0.23	$0.64	$0.75
Diluted earnings per share
As reported	$0.23	$0.23	$0.63	$0.74
Pro forma	$0.24	$0.22	$0.62	$0.71

NOTE (6) – Capital Transactions

On March 18, 2004, the Company purchased from Hot Creek Ventures 1, L.P. and affiliates their holdings in the Company’s common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. This purchase of shares was recorded in treasury stock at cost. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of the Company’s Common Stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company also announced its intent to make a public tender offer for up to 183,251 shares of Common Stock, constituting 10% of the Company’s Common Stock outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of Broadway Financial Corporation (BFC) stock. Cathay has informed the Company that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s Common Stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement was amended on April 21, 2004 and June 30, 2005 (the “Second Amendment”).

The Second Amendment amends the purchase price payable by Cathay for BFC common stock to the lower of (i) $13.50 per share, or (ii) the average closing price per BFC share for sixty calendar days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares covered by the Agreement plus $0.75 per share. In addition, the date after which the Stock Purchase Agreement may be terminated by Cathay has been extended to December 31, 2005. All other terms and conditions of the Agreement remain in full force and effect.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At September 30, 2005, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the third quarter of 2005 were $393,000, or $0.23 per diluted share, a slight increase from $385,000, or $0.23 per diluted share, for the third quarter of 2004. Year to date, the Company’s net earnings amounted to $1.05 million, or $0.63 per diluted share, down $237,000, or 18.39%, from a year ago.

Net Interest Income

Net interest income before provision for loan losses was $2.24 million in the third quarter and was down $122,000, or 5.16%, from the third quarter a year ago as the $40.01 million increase in average interest-earning assets was not enough to offset the impact of a decline in the net interest margin.

The net interest margin in the third quarter of 2005 was 2.96%, down 70 basis points from 3.66% in the third quarter of 2004. The decrease was attributable to a decline in the weighted average yield on interest earning assets and an increase in the weighted average cost of funds on interest-bearing liabilities. The annualized weighted average yield on interest-earning assets declined 13 basis points, to 5.48% in the third quarter of 2005 from 5.61% for the same period in 2004. The decline in yield was primarily due to pay-offs of higher yielding loans and the lag in repricing of our adjustable rate loans. Although our loan portfolio is substantially comprised of adjustable rate loans, most of the loans have initial periods of fixed interest rates ranging from two to seven years. As a result, our loan portfolio does not reprice immediately in response to changes in market interest rates. However, as the initial fixed interest rate period expires, the majority of our loan portfolio reprices based on the index (primarily 6 month LIBOR) to which the loans relate. Absent a high level of loan prepayments and falling interest rates, we anticipate that our loan portfolio will reprice upward over the next several years. The annualized weighted average cost of funds increased 56 basis points, to 2.52% in the third quarter of 2005 compared to 1.96% for the same period in 2004. The increase in the cost of funds was primarily due to the rising deposit and borrowing rates paid which was driven by increases in short-term interest rates since June of 2004. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at September 30, 2005 was 3.71% compared to 3.93% at September 30, 2004, a decline of 22 basis points.

For the first nine months of 2005, net interest income before provision for loan losses totaled $6.81 million, down $268,000, or 3.79%, from a year ago. A slower rate of loan growth in 2005 has reduced our ability to offset margin compression, as we have in the past.

Provision for Loan Losses

During the third quarter of 2005, a net provision of $57,000 was recorded due to a change in the mix of the loan portfolio with an increase in commercial loans of $12.22 million and a decrease in multi-family loans of $10.71 million.

For the first nine months of 2005, provision for loan losses totaled $50,000 compared to a $58,000 provision for loan losses in the year-ago period.

Non-interest Income

Non-interest income totaled $418,000 in the third quarter of 2005, up $77,000, or 22.58%, from the third quarter a year ago. The increase is primarily due to higher loan prepayment fees in the quarter compared to same quarter in 2004. Because a greater number of loans subject to prepayment fees were paid off, loan prepayment fees grew to $180,000 for the third quarter of 2005 compared to $57,000 for the same period in 2004. This increase was partially offset by a reduction in gain on sale of loans as the year-ago third quarter included $51,000 of gains on sales of loans. Loan sales are considered as part of asset/liability management and future sales will depend on a number of factors, including loan portfolio growth targets and liquidity needs.

For the first nine months of 2005, non-interest income totaled $1.03 million, down $55,000, or 5.06%, from a year ago. The decrease primarily reflected lower gains on sales of loans, partially offset by higher loan prepayment fees.

Non-interest Expense

Non-interest expense totaled $1.95 million in the third quarter of 2005, down $57,000, or 2.84%, from the third quarter a year ago, primarily due to lower professional services expense resulting from the reversal of $40,000 of accrued consulting fees which are no longer expected to be incurred.

For the first nine months of 2005, non-interest expense totaled $6.03 million, up $74,000, or 1.24%, from a year ago, primarily reflecting higher compensation and benefits expense and higher occupancy expense. Compensation and benefits expense increased primarily due to higher health insurance costs and lower FAS 91 salary deferral offset by lower accrued bonuses. The increase in occupancy expense in 2005 was primarily due to higher depreciation expense with the office renovations in late 2004 and lease expense on new loan offices.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At September 30, 2005, assets totaled $300.66 million, up $24.12 million, or 8.72%, from year-end 2004. During the first nine months of 2005, slower loan originations and a high level of loan repayments resulted in a slight decrease in net loans receivable from year-end 2004. In addition, investment securities available for sale decreased $3.98 million, while mortgage-backed securities (“MBS”) held to maturity increased $29.14 million. The build up in liquidity from loan and investment securities repayments, deposit inflows and borrowings was invested in MBS.

Loan originations were $30.32 million for the nine months ended September 30, 2005 compared to $90.19 million for the same period in 2004. Loan purchases totaled $20.26 million for the nine months ended September 30, 2005 compared to $2.03 million for the same period in 2004. Loan repayments amounted to $49.40 million for the nine months ended September 30, 2005 compared to $33.38 million for the same period in 2004. Strong competition for loans and the slower ramp up of retail lending volume has adversely affected growth in our loan portfolio.

Total liabilities increased $23.27 million to $284.71 million at September 30, 2005 from $261.44 million at December 31, 2004, with deposits accounting for $16.19 million of the increase. During the first nine months of 2005, core deposits (NOW, demand, money market and passbook accounts) increased $1.58 million, while certificates of deposit increased $14.61 million. A substantial portion of the increase in certificates of deposit was from brokered deposits. At September 30, 2005, core deposits represented 47.97% of total deposits compared to 51.13% at December 31, 2004.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances provide a readily available source of liquidity. At September 30, 2005, FHLB advances increased to $61.15 million or 21.48% of total liabilities from $55.32 million or 21.16% percent of total liabilities at December 31, 2004.

Allowance for Loan Losses

As of September 30, 2005, the allowance for loan losses totaled $1.47 million, up $50,000 from the balance at December 31, 2004. The allowance for loan losses as a percentage of gross loans was 0.62% at September 30, 2005, compared to 0.60% at December 31, 2004.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of September 30, 2005, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Total non-performing assets, consisting of non-accrual loans, decreased by $2,000 to $112,000 at September 30, 2005 from $114,000 at December 31, 2004. Non-accrual loans at September 30, 2005 consisted of a $77,000 loan secured by a single-family dwelling and a $35,000 unsecured consumer loan. The Bank’s non-performing assets to total assets ratio was 0.04% at both September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the three months ended September 30, 2005, the Company’s annualized return on average assets was 0.52% compared to 0.59% for the same period in 2004. The annualized return on average equity also decreased to 9.93% for the three months ended September 30, 2005 compared to 10.42% for the same period in 2004. The annualized ratio of non-interest expense to average assets improved to 2.59% for the three months ended September 30, 2005 compared to 3.07% for the same period in 2004, reflecting the higher growth in average assets compared to the rate of growth in non-interest expense. The efficiency ratio was 73.26% for the three months ended September 30, 2005 compared to 74.15% for the same period in 2004, reflecting lower non-interest expense compared to revenues in 2005 compared to 2004.

Income Taxes

The Company’s effective tax rate was approximately 39.91% for the three months ended September 30, 2005, compared to 39.94% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay during the second quarter of 2004. See Note (6) of Notes to Unaudited Consolidated Financial Statements for further discussion on capital transactions. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2005, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2005
Tangible ratio	1.50%	N/A	6.94%
Leverage ratio	4.00%	5.00%	6.94%
Tier 1 Risk-based ratio	4.00%	6.00%	11.03%
Total Risk-based ratio	8.00%	10.00%	11.79%

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2005.

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

Date: November 14, 2005	By:	/s/ PAUL C. HUDSON
Paul C. Hudson President and Chief Executive Officer Broadway Financial Corporation

Date: November 14, 2005	By:	/s/ SAM SARPONG
Sam Sarpong Chief Financial Officer Broadway Financial Corporation