Form 10KSB
period 2005-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2006-03-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

$0.01 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [    ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [X]

State issuer’s revenues for its most recent fiscal year: $17,323,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $15,679,000, based on the average bid and asked price of such common equity, as of February 28, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2006: 1,554,610 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  Yes  [    ]  No [X]

i

Forward-Looking Statements

Certain statements herein, including without limitation, matters discussed under “Management’s Discussion and Analysis or Plan of Operation” in Part II, Item 6 of this Form 10-KSB, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then as of the date of this Form 10-KSB. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, and demographics of our lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred by us, the level of our loss reserves and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and non-residential real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including Management’s Discussion and Analysis or Plan of Operation.

ii

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

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family residential and commercial real estate loans. In addition, we invest in securities issued by the federal government and agencies, mortgage-backed securities, mortgage-related mutual funds and other investments.

We originate and purchase loans for investment and for sale. In most instances, we retain the servicing rights with respect to loans sold. Our primary sources of revenue are interest we earn on our mortgage loans and securities. Our principal expenses are interest expense we incur on our interest-bearing liabilities, including deposits and borrowings, together with general and administrative expenses. Our primary sources of funds are deposits, principal and interest payments on our loans and securities, proceeds from sales of our loans and securities, and Federal Home Loan Bank (“FHLB”) borrowings.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “-Regulation.”

At December 31, 2005, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

The Los Angeles metropolitan area is a highly competitive market in which we face significant competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in our market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than us, and many have a regional, statewide or national presence. We believe that this competition has increased substantially, particularly with respect to one-to four-family and multi-family residential lending activities. Many larger institutions, able to accept lower returns on loans in our market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “Regulation-Community Reinvestment Act.”

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

Lending Activities

General. The Company’s loan portfolio primarily consists of mortgage loans. We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2005, approximately 94% of our mortgage loans had adjustable rates. Although we have continued to originate fixed rate mortgage loans in response to customer demand, and our strategy is to have a portion of our interest earning assets be assets that do not reprice regularly, a large portion of the conforming fixed rate mortgage loans we originate and some of our ARMs and hybrid ARMs are sold in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2005, we had no loans held for sale.

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

During 2005, we purchased $20.3 million of loans originated by others. These loans are secured by multi-family residential properties and commercial real estate properties.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by five or more unit apartment buildings primarily located in our market area. In reaching a decision on whether to make a multi-family loan, we consider the qualifications of the borrower as well as the underlying property securing the loan. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the lower of the selling price or the appraised value. Most multi-family loans are originated with maturities of up to 30 years. Multi-family loans amounted to $154.2 million and $183.5 million at December 31, 2005 and 2004, respectively. At December 31, 2005, multi-family loans represented 67% of our gross loan portfolio, compared to 77% at December 31, 2004. All of our multi-family residential mortgage loans outstanding at December 31, 2005 were ARMs.

The interest rates for our multi-family ARMs are indexed to the 11th District Cost of Funds Index (“COFI”), which is based on the funding cost of the member institutions of the FHLB of San Francisco, the 1-year Treasury Index (“Treasury”), the 1-year Constant Maturity Treasury Index (“1 Yr. CMT”), the 12-month average of the Treasury Index (“12 MTA”) and the six-month London InterBank Offered Rate Index (“LIBOR”). We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

Multi-family lending is a significant part of our strategy to focus on loan program offerings in less competitive markets resulting in higher-yielding assets. The small multi-family loan (generally under $500,000) on properties in our market area has been a successful niche for us in the past several years. Most of these multi-

family loans have had adjustable rates, with an initial fixed interest rate period. The fixed interest rate period for these loans generally ranges from two to seven years. The adjustable rate portion of these loans is primarily indexed to the LIBOR Index.

We believe that the risks associated with multi-family loans described below are mitigated by our underwriting requirements, which include conservative loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, a multi-family ARM loan may only be made in an amount up to 75% of the lower of the selling price or the appraised value of the underlying property. Subsequent declines in the real estate values in our primary market area, however, may result in increases in the loan-to-value ratios on our existing multi-family mortgage loans. We also generally require minimum debt service ratios of 120%. Properties securing a loan are appraised by an approved independent appraiser and title insurance is required on all loans.

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

The largest multi-family loan in our loan portfolio at December 31, 2005 was a loan secured by an 26-unit property located in Van Nuys, California and had an outstanding principal balance of $1.8 million. This loan is currently performing according to its terms. Our second largest multi-family loan, totaling $1.7 million at that date, was secured by a 31-unit property located in Ontario, California. This loan is currently performing according to its terms. At December 31, 2005, we had 24 other multi-family loans with a balance exceeding $1.0 million. These loans are currently performing according to their terms.

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

One-to Four-Family Mortgage Lending. We offer ARMs and fixed rate loans secured by one-to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. During 2005, we originated $1.5 million of single-family loans, which is 3% of our total originations. Single-family loans totaled $19.5 million and $26.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005, single-family loans represented 9% of our gross loan portfolio, compared to 11% at December 31, 2004. Of the one- to four-family residential mortgage loans outstanding at December 31, 2005, 26% were fixed rate loans and 74% were ARMs.

The interest rates for our single-family ARMs are indexed to COFI and 1 Yr. CMT. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

The majority of our single-family loans are made available through a joint venture between the Company and Metrocities Mortgage, LLC. The Company refers loan customers to the joint venture, which is named Broadway Metro Financial, and Metrocities Mortgage, LLC provides the origination, processing, underwriting, and funding services. This arrangement enables us to offer to customers a full spectrum of single-family loan products at competitive pricing. Profits from the joint venture are split 50/50 in accordance with the terms of its Agreement and amounted to $108,000 in 2005.

Non-Residential Real Estate Lending. We originate non-residential real estate loans that are generally secured by properties used for religious or for business purposes, such as church buildings, small office buildings, health care facilities and retail facilities located in our primary market area. Non-residential real estate loans amounted to $53.3 million and $24.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005, non-residential lending represented 23% of our gross loan portfolio, compared to 10% at December 31, 2004. Of the non-residential real estate loans outstanding at December 31, 2005, 15% were fixed rate loans and 85% were ARMs.

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

The largest non-residential loan in our portfolio was a loan purchased from Cathay General Bancorp (“Cathay”) in 2005. The loan is secured by a commercial building located in Tustin, California, and had an outstanding balance at December 31, 2005 of $2.1 million. This loan is currently performing according to its terms. Our second largest non-residential loan was also a loan purchased from Cathay in 2005. The loan is secured by three commercial buildings located in City of Industry, California, and had an outstanding balance at December 31, 2005 of $2.0 million. This loan is currently performing according to its terms. At December 31, 2005, our portfolio contained 13 other non-residential loans with outstanding balances exceeding $1.0 million. These loans are currently performing according to their terms.

Originating loans secured by church properties is a market niche in which we have been active since our inception. Although we experience delinquencies on some of these loans and have made additions to our allowance for loan losses as a result thereof, this product has produced higher yields than the residential loan portfolio and we have not incurred losses from foreclosures of these loans to date. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of non-residential properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of non-residential lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in our portfolio totaled $15.8 million and $13.5 million at December 31, 2005 and 2004, respectively.

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

Consumer Lending. Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2005, loans secured by savings accounts represented $443,000, or 0.19%, of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

Loan Approval Procedures and Authority. Our Board of Directors establishes our lending policies. The Loan Committee, which is comprised of the Chief Lending Officer and four members of the Board of Directors, one of whom is the Chief Executive Officer, is primarily responsible for establishing and monitoring our lending policies.

The Board of Directors has authorized the following loan approval limits based upon the amount of our total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by either the Senior Vice President/Chief Loan Officer or the President; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,000,000, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President/Chief Loan Officer; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 up to $1,750,000, the new loan must be approved by two Board appointed non-management Loan Committee members, in addition to the Senior Vice President/Chief Loan Officer; and if the total of existing loans and the loan under consideration is more than $1.75 million, the loan must have a unanimous Loan Committee approval. If such unanimous approval is not reached, then the loan may be presented to the Executive Committee of the Board of Directors for approval. The Board of Directors approved these limits on February 22, 2006. In addition, it is our practice that all loans approved only by management be reported the following month to the Loan Committee, and be ratified by the Board of Directors.

For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board annually reviews our appraisal policy and the independent appraisers that we use.

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

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by us as real estate owned through foreclosure (“REO”) and is carried in our consolidated financial statements at the lower of estimated fair value less the costs estimated to be necessary to sell the property, or cost.

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

A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although we believe we have established adequate loan loss allowances, actual losses are dependent upon future events. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, there can be no assurance that the OTS or the FDIC, in reviewing our loan portfolio in connection with periodic regulatory examinations, will not request us to materially increase our allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting our financial condition and earnings.

At December 31, 2005, we had one loan classified as “Substandard,” which had a principal balance of $73,000 and was secured by a single-family property. At December 31, 2005, no loans were classified as “Doubtful” and no loans were classified as “Loss”. As of December 31, 2005, three loans were designated as “Special Mention” due to delinquencies or other identifiable weaknesses. At December 31, 2005, the largest loan designated as “Special Mention” had a principal balance of $316,000 and was secured by a multi-family property.

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

Our investment policy is to provide a source of liquidity for deposit contraction, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate and credit risk. Our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with a fixed interest rate for a period of three to seven years, after which time the loans convert to a one-year or six-month adjustable rate mortgage. For further information, see Securities on page 24.

Sources of Funds

General. Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we derive funds from loan repayments and prepayments, proceeds from sales of loans and mortgage-backed and investment securities, FHLB borrowings and cash flows generated from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on customer service and long-standing relationships with customers to attract and retain these deposits. We emphasize our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect our ability to attract and retain deposits. We generally have not solicited deposit accounts by increasing the rates of interest paid as quickly as some of our competitors. We have, from time to time, used brokers to obtain wholesale deposits. Late in 2004, we joined a deposit program called Certificate of Deposit Account Registry Service (“CDARS”), which increased the amount of deposits. At December 31, 2005, we had approximately $33.1 million of brokered deposits. For further information, see “Deposits” on page 25.

Borrowings. Besides deposits, we have utilized other sources to fund our loan origination and other business activities, including borrowings from the FHLB of San Francisco. We have also issued junior subordinated debentures as an additional source of funds. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2005 and 2004, we had $56.5 million and $55.3 million, respectively, in outstanding advances from the FHLB. For further information, see “Borrowings” on page 26.

We have an unsecured $6.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest.

Personnel

At December 31, 2005, we had 72 employees, 56 of whom were full-time employees and 16 of whom were part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General. We are registered with the OTS as a savings and loan holding company and are subject to regulation and examination in that capacity by the OTS. Broadway Federal is a federally chartered savings bank and a member of the FHLB System. Our customer deposits are insured through the Savings Association Insurance Fund, which is one of two deposit insurance funds currently managed by the FDIC, but which is to be merged with the Bank Insurance fund, which is the FDIC’s other insurance Fund, under recent Federal legislation. We are subject to examination and regulation by the OTS with respect to most of our business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. We are also subject to regulation by the FDIC. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions.

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

The core capital requirement generally requires a savings institution to maintain “core capital” of not less than 4% (3% for certain highly evaluated institutions not experiencing or anticipating significant growth) of adjusted total assets. “Core capital” includes common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution’s core capital is, in general, calculated in accordance with generally accepted accounting principles (“GAAP”), with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

A savings institution is required to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. “Tangible capital” is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2005 and

2004, the general valuation allowance included in our supplementary capital was $1.4 million and $1.4 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of our equity capital to the minimum OTS regulatory capital requirements as of December 31, 2005 and December 31, 2004:

	As of December 31,
	2005			2004
	Tangible Capital	Core Capital	Risk- Based Capital	Tangible Capital	Core Capital	Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal	$21,584	$21,584	$21,584	$19,444	$19,444	$19,444
Additional supplementary capital:
General valuation allowance	-	-	1,420	-	-	1,383
Assets required to be added	-	-	-	7	7	7

Regulatory capital balances	21,584	21,584	23,004	19,451	19,451	20,834
Minimum requirement	4,384	11,692	15,049	4,143	11,047	15,142

Excess over requirement	$17,200	$9,892	$7,955	$15,308	$8,404	$5,692

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

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2005, the Bank exceeded the capital requirements of a well-capitalized institution under applicable OTS regulations.

The table below presents our capital ratios at December 31, 2005 and 2004:

	Actual		Well Capitalized Requirement
	Amount	Ratios
	(Dollars in thousands)
December 31, 2005:
Leverage/Tangible Ratio	$21,584	7.38%	5.00%
Tier 1 Risk based ratio	$21,584	11.47%	6.00%
Total Risk based ratio	$23,004	12.23%	10.00%

December 31, 2004:
Leverage/Tangible Ratio	$19,451	7.04%	5.00%
Tier I Risk based ratio	$19,451	10.28%	6.00%
Total Risk based ratio	$20,834	11.01%	10.00%

Loans to One Borrower. Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2005, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $3.2 million. Our internal policy limits loans to one borrower to $2.5 million. At December 31, 2005, the largest aggregate amount of loans that we had outstanding to any one borrower was $2.1 million.

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

Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2005, the Bank was in compliance with the QTL test requirements.

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

The Bank’s ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

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

California Taxes

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to “financial corporations.” The applicable tax rate is the rate for general corporations plus 2%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

Item 2. Description of Property

We conduct our business through four branch offices. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of our branch offices. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2005
				(In thousands)
Administrative/Branch Office/ Loan Origination Center:
4800 Wilshire Blvd Los Angeles, CA	Owned	1997	-	$1,865

Branch Offices:
4835 West Venice Blvd. Los Angeles, CA	Building Owned on Leased Land	1965	2013	$162

170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	-	$796

4001 South Figueroa Street Los Angeles, CA	Owned	1996	-	$2,135

Item 3. Legal Proceedings

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any suits pending against us would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The common stock of the Company is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation Capital Market (“NASDAQ-Small Cap”) under the symbol “BYFC.” As of February 28, 2006, 1,554,610 shares of Common Stock were outstanding and held by approximately 422 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table (adjusted for stock split) sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the common stock of the Company as reported on NASDAQ-Small Cap.

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.17	$11.95	$12.40	$11.50
Low	$11.02	$10.25	$10.35	$10.20

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.00	$13.60	$13.00	$13.94
Low	$12.60	$11.01	$11.30	$11.50

The Company paid quarterly dividends on its Common Stock at the rate of $0.0375 per share during the first quarter of 2004 and $0.05 per share beginning in the second quarter of 2004 and continuing through the fourth quarter of 2005. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

Dividends from the Bank are the Company’s principal source of income. The payment of dividends and other capital distributions by the Bank to the Company are subject to regulation by the OTS. A 30-day prior notice to the OTS is required before any capital distribution is made.

In addition to Common Stock, the Company, as part of the Bank’s mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series A Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to use them to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Series A Preferred Stock. On December 30, 2002, the Company issued 100,000 shares of non-cumulative, non-voting Series B Preferred Stock with a liquidation preference of $10.00 per share to Fannie Mae for gross proceeds of $1.0 million. Both the Series A and the Series B Preferred Stock have non-cumulative annual dividend rates of 5% of their liquidation preference, are non-voting and non-convertible, and are subordinate to all indebtedness of the Company, including customer accounts. Both series of preferred stock were issued without registration under the Securities Act of 1933 pursuant to the registration exemption provided by Section 4(2) thereof.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. These policies include our policies for accounting for the allowance for loan losses, which involve significant judgments and assumptions by management as to the value of properties securing our loans, the borrowers’ ability and willingness to repay their loans and other factors. The estimates and assumption we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is generated from deposits and borrowings (interest-bearing liabilities). We also have non-interest income generated from service charges and fees on deposit accounts, prepayment penalty income on loans paid off prior to maturity, and net gains on sale of loans and mortgage-backed and investment securities available for sale. In addition to interest expense, non-interest expenses, such as compensation and benefits and occupancy expenses, also affect our operating results.

Net Earnings. We recorded net earnings of $1.7 million, or $1.00 per diluted common share, for the year ended December 31, 2005, compared to net earnings of $1.7 million, or $0.99 per diluted common share, for the year ended December 31, 2004. Current year net earnings decreased $46,000 or 2.69%. The decrease in net earnings was primarily the result of decreased net interest margin and higher non-interest expense, partially offset by a decrease in the provision for loan loses and an increase non-interest income.

Net Interest Income. Net interest income for 2005 decreased $0.2 million, or 2.57%, to $9.2 million as compared to $9.4 million for 2004. Net interest income decreased primarily as the result of a decreased net interest margin. The net interest margin for 2005 was 3.21% as compared to 3.81% for 2004. The decrease in the net interest margin for 2005 was primarily the result of our cost of funds rising faster than the yield on our loan portfolio, thus compressing the net interest margin.

Interest Income. Total interest income for 2005 increased $1.9 million, or 13.27%, to $15.8 million as compared to $14.0 million for 2004. The increase was primarily the result of the increased dollar amount of average mortgage-backed securities outstanding in 2005. The yield on average interest-earning assets was 5.53% in 2005 compared to 5.64% in 2004. The mortgage-backed securities portfolio yield declined 82 basis points from 5.11% in 2004 to 4.29% in 2005 while the loan portfolio yield declined 3 basis points from 5.91% in 2004 to 5.88% in 2005.

Interest Expense. Interest expense on deposits increased $1.1 million, or 34.61%, to $4.4 million for 2005 as compared to $3.3 million for 2004. The increase was the result of the increased dollar amount of average interest-bearing deposits and increased average cost of interest-bearing deposits. The average cost of interest-bearing deposits for 2005 increased to 2.13% as compared to 1.75% for 2004. The Federal Reserve Federal Open Market Committee (“FOMC”) has increased short-term interest rates thirteen times since June 2004 for a total of 3.25%. Rates were again raised one time, by 0.25%, in 2006 (through February 28, 2006). In addition, competition has been strong for deposits, with many competitors offering premium interest rates to acquire deposits. This action made us increase our offered deposit interest rates, which increased our cost on those deposits.

Interest expense on borrowings increased $1.0 million, or 76.10%, to $2.2 million for 2005 as compared to $1.3 million for 2004. The increase was the result of increased average borrowings outstanding throughout 2005 and an increase in their average cost. In the last quarter of 2005, we began to repay borrowings due to decreased loan demand and the lack of investment opportunities with reasonable earning potential. The average cost of borrowings increased in 2005 primarily as a result of the increases in short-term interest rates.

Average Balance Sheet and Yield/Rate Analysis. We analyze our earnings performance using, among other measures, the net interest rate spread and effective net interest rate margin. The interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as the effective net interest rate margin.

The following table presents for the years indicated the total dollar amount of (1) interest income from average interest-earning assets and the resultant yields; and (2) interest expense on average interest-bearing liabilities and the resultant costs, expressed as annual rates. The table also sets forth our net interest income, net interest rate spread, the effective net interest rate margin and certain additional information. We did not include non-accrual loans in the average interest-earning assets balance. We computed average balances for the year using the average of each month’s daily average balance during the years indicated. The yields and costs include fees that are deferred and considered adjustments to yields.

	For the Year Ended December 31,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$3,141	$88	2.81%	$2,692	$20	0.75%
Federal Funds sold and other short-term investments	6,732	206	3.06%	9,360	175	1.87%
Investment securities	2,578	90	3.49%	2,391	93	3.90%
Mortgage-backed securities	37,743	1,621	4.29%	7,195	368	5.11%
Loans receivable (1)(2)	232,856	13,693	5.88%	223,827	13,234	5.91%
FHLB stock	3,121	137	4.39%	2,204	90	4.08%

Total interest-earning assets	286,171	$15,835	5.53%	247,669	$13,980	5.64%

Non-interest-earning assets	8,496			8,117

Total assets	$294,667			$255,786

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,689	$229	1.46%	$19,451	$334	1.72%
Passbook deposits	55,918	762	1.36%	35,772	248	0.69%
NOW and other demand deposits	29,654	23	0.08%	31,098	27	0.09%
Certificate accounts	106,998	3,428	3.20%	102,422	2,691	2.63%

Total deposits	208,259	4,442	2.13%	188,743	3,300	1.75%
FHLB advances	60,279	1,856	3.08%	43,422	1,057	2.43%
Junior subordinated debentures	6,000	354	5.90%	5,000	198	3.96%

Total interest-bearing liabilities	274,538	$6,652	2.42%	237,165	$4,555	1.92%

Non-interest-bearing liabilities	4,296			3,696
Stockholders’ Equity	15,833			14,925

Total liabilities and stockholders’ equity	$294,667			$255,786

Net interest rate spread (3)		$9,183	3.11%		$9,425	3.72%

Effective net interest rate margin (4)			3.21%			3.81%
Ratio of interest-earning assets to interest-bearing liabilities			104.24%			104.43%
Return on average assets			0.56%			0.67%
Return on average equity			10.50%			11.44%
Average equity to average assets ratio			5.37%			5.83%
Dividend payout ratio (5)			19.13%			16.99%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Effective net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on cash dividends paid on common stocks divided by net earnings less cash dividends paid on preferred stocks.

Rate/Volume Analysis. Changes in our net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2005 Compared to year ended December 31, 2004			Year ended December 31, 2004 Compared to year ended December 31, 2003
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$4	$64	$68	$(1)	$10	$9
Federal funds sold and other short term investments	(44)	92	48	49	12	61
Investment securities, net	(15)	(5)	(20)	(10)	(5)	(15)
Loans receivable, net	527	(68)	459	4,054	(1,246)	2,808
Mortgage backed securities, net	1,321	(68)	1,253	(1,452)	382	(1,070)
FHLB stock	40	7	47	22	(4)	18

Total interest-earning assets	1,833	22	1,855	2,662	(851)	1,811

Interest-bearing liabilities:
Money market deposits	(59)	(46)	(105)	114	60	174
Passbook deposits	189	325	514	15	31	46
NOW and other demand deposits	(1)	(3)	(4)	7	(22)	(15)
Certificate accounts	126	611	737	193	(159)	34
FHLB advances	473	326	799	334	(18)	316
Junior subordinated debentures	45	111	156	99	99	198

Total interest-bearing liabilities	773	1,324	2,097	762	(9)	753

Change in net interest income	$1,060	$(1,302)	$(242)	$1,900	$(842)	$1,058

Provision for Loan Losses. The provision for loan losses represents the charge against current earnings that is determined by management as the amount needed to maintain an allowance for loan losses that management believes should be sufficient to absorb loan losses inherent in the Bank’s loan portfolio. The size of the provision for each year is determined by management based upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, value of collateral and general economic factors.

For the year 2005, our provision for loan losses totaled $35,000 which is primarily related to a change in the mix of our loan portfolio (primarily consisting of an increase in non-residential loans). Compared to 2004, our provision for loan losses decreased $73,000 due to the decrease in our loan portfolio during 2005, whereas in 2004, our loan portfolio grew approximately 22%. For further information, see “Allowance for Loan Losses” on page 21.

Non-Interest Income. Non-interest income increased $67,000, or 4.72%, in 2005 compared to 2004, which was primarily attributable to higher service charges, higher gain on sale of securities, and higher other income partially offset by lower gain on sale of loans. The increase in service charges primarily reflects higher loan prepayment fees and deposit-related fees. Loan prepayment fees totaled $414,000 in 2005 compared to $234,000 a year ago. Deposit-related fees totaled $762,000 in 2005 compared to $701,000 a year ago, primarily due to $44,000 of ATM fees that were earned but not previously recognized. The increase in other income was primarily due to higher distributions from our joint venture with Metrocities Mortgage, LLC. Offsetting these increases in non-interest income was a $264,000 decrease in gain on sale of loans resulting from a lower volume of loan sales during 2005.

Non-Interest Expense. Non-interest expense increased $124,000, or 1.57%, in 2005 compared to 2004. The increase was primarily attributable to an increase in occupancy and other expense partially offset by a decrease in professional services expense. Occupancy expense increased $83,000 due to increase in depreciation expense associated with office improvements made in the latter part of 2004, as well as the addition of two new loan offices in Irvine, CA and Corona, CA. Other expense increased $103,000 primarily reflecting higher bad debt expense, approximately $80,000 of which was related to apparently fraudulent ATM activities. Contributing to the decrease in professional services expense was a $50,000 reversal of accrued consulting fees related to Sarbanes-Oxley Act compliance, which were no longer expected to be incurred.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2005 was $1.0 million as compared to $1.1 million in 2004. The effective tax rate was 36.6% for 2005 as compared to 40.0% for 2004. See Note 1 and Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors that impact our effective tax rate due to adjustments related to our deferred income taxes.

Financial Condition

Loans. Net loans receivable, including loans held for sale, were $226.5 million at December 31, 2005 as compared to $235.3 million at December 31, 2004. The $8.8 million decrease in net loans primarily resulted from loan payoffs and principal repayments of $69.5 million and loan sales of $3.1 million offset by loan originations of $43.0 million and loan purchases of $20.3 million.

Loan originations decreased $59.9 million in 2005 as compared to loan originations in 2004, primarily as a result of the reduced refinancing of existing loans due to increasing interest rates. We significantly increased our purchases of mortgage loans during 2005 to augment our loan originations. Our non-residential loan portfolio increased $29.0 million, or 119.33%, in 2005 primarily as a result of continued emphasis by management on developing this portion of the loan portfolio.

Our loan portfolio consists primarily of first lien mortgage loans not insured or guaranteed by any government agency. At December 31, 2005, our gross loan portfolio totaled $228.5 million, of which approximately 67% was secured by multi-family properties, 23% was secured by non-residential properties, and 9% was secured by one- to four-family residential properties. Approximately 30% of the non-residential properties are church properties.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real Estate:
Residential:
One-to Four-Units	$19,467	8.52%	$26,405	11.16%
Five or More Units	154,170	67.46%	182,403	77.08%
Construction	780	0.34%	2,650	1.12%
Non-residential	53,276	23.31%	24,290	10.26%
Loans Secured by Deposit Accounts	443	0.20%	636	0.27%
Other	388	0.17%	250	0.11%

Gross Loans	228,524	100.00%	236,634	100.00%

Plus:
Premiums on Loans Purchased	23		39
Less:
Loans in Process	417		1,089
Deferred Loan Fees (Costs), net	62		(110)
Unamortized Discounts	71		78
Allowance for Loan Losses	1,455		1,420

Total Loans Held for Investment	$226,542		$234,196

Loans Held for Sale	$-		$1,145

The following table sets forth the contractual maturities of gross loans receivable at December 31, 2005. The table does not reflect the effect of scheduled principal repayments. Principal repayments on loans totaled $69.5 million and $48.3 million for the years ended December 31, 2005 and 2004, respectively.

	December 31, 2005
	One-to- Four Family	Five or More Units	Construction	Non- Residential	Savings Secured & Other	Gross Loans Receivable
	(In thousands)
Amounts Due:
Within one year	$268	$6	$-	$1,124	$607	$2,005
After one year:
One to three years	411	3,580	-	1,292	84	5,367
Three to five years	115	579	375	11,146	140	12,355
Five to ten years	1,342	3,686	339	13,637	-	19,004
Ten to twenty years	8,292	2,799	-	23,696	-	34,787
Over twenty years	9,039	143,520	66	2,381	-	155,006

Total due after one year	19,199	154,164	780	52,152	224	226,519

Total	$19,467	$154,170	$780	$53,276	$831	$228,524

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2005 which are contractually due after December 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2005
	Adjustable	Fixed	Total
	(In thousands)
Real Estate Loans:
One-to four-units	$14,162	$5,037	$19,199
Five or more units	154,164	-	154,164
Construction	780	-	780
Non-residential real estate	44,306	7,846	52,152
Other	-	224	224

Total	$213,412	$13,107	$226,519

% of Total	94.21%	5.79%	100.00%

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. We also may sell single-family and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2005, we had no loans held for sale. We typically retain the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2005, we had no capitalized servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2005 and 2004, we were servicing $22.4 million and $27.0 million, respectively, of loans serviced for others.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. We purchased $20.3 million of loans during the year ended December 31, 2005 and $9.2 million during the year ended December 31, 2004.

The following table provides information concerning our loan origination, purchase, sale and principal repayment activity for the periods indicated.

	At or For the Year Ended December 31,
	2005	2004
	(In thousands)
Gross Loans:
Beginning Balance (1)	$237,779	$195,691
Loans Originated:
One-to Four-Units	1,455	3,039
Five or More Units	25,090	91,335
Non-residential	16,070	7,978
Loans Secured by Deposit Accounts	246	277
Other	154	253

Total Loans Originated	43,015	102,882

Loan Purchased:
One-to Four-Units	-	586
Five or More Units	1,494	2,148
Non-residential	18,763	6,493

Total Loans Purchased	20,257	9,227

Less:
Transfer to real estate owned (“REO”)	-	-
Principal Repayments	69,475	48,349
Sales of Loans	3,052	21,672

Ending Balance (1)	$228,524	$237,779

(1)	Includes loans held for sale

Allowance for Loan Losses. Our allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount that management considers adequate to cover losses in loans receivable that are deemed probable and estimable. The Board of Directors reviews the level and reasonableness of the provision for loan losses, as well as the matrix that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and our underwriting policies.

We also maintain an allowance for impaired loans as a component of our allowance for loan losses. We review all loans with principal balances of less than $250,000 for impairment on a collective basis. Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of our normal internal asset review process. Measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, we measure impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2005, our total recorded investment in impaired loans was $35,000 and was fully reserved.

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

We seek to anticipate problems and take appropriate steps to resolve them through our internal asset review procedures. Our procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. We monitor and modify our allowance for loan losses as conditions dictate. Although we maintain our allowance at a level that we consider adequate to provide for potential losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments of the information available to them at the time of the examination.

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the allowance for loan losses. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, we either write down the REO directly or provide a valuation allowance and charge operations for the diminution in value. At December 31, 2005 and 2004, we had no REO.

The following table sets forth the activity in our allowance for loan losses at the dates indicated:

	December 31,
	2005	2004
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,420	$1,312
Charge-offs	-	-
Recoveries	-	-
Provision charged to earnings	35	108

Balance at end of year	$1,455	$1,420

The following table sets forth the ratios of our allowance for loan losses to total loans, and the percentage of loans in each of the categories listed in total loans.

	Allocation of the Allowance for Loan Losses at December 31,
	2005			2004
	Amount	Percentage of Total	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Total	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$60	4.13%	8.52%	$83	5.84%	11.16%
Multi-family	847	58.21%	67.46%	1,004	70.70%	77.08%
Non-residential	487	33.47%	23.31%	179	12.61%	10.26%
Construction	8	0.55%	0.34%	28	1.97%	1.12%
Other	53	3.64%	0.37%	86	6.06%	0.38%
Unallocated	-	-	-	40	2.82%	-

Total allowance for loan losses	$1,455	100.00%	100.00%	$1,420	100.00%	100.00%

We periodically evaluate the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and geopolitical risks and uncertainties that impact business.

Non-Performing Assets. Non-performing assets, consisting of non-accrual loans, decreased $79,000 from $114,000 at December 31, 2004 to $35,000 at December 31, 2005. As a percentage of total assets, non-performing assets were 0.01% at December 31, 2005 as compared to 0.04% at December 31, 2004.

The following table provides information regarding our non-performing assets at the dates indicated. We have no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2005. No accruing loans were contractually past due by 90 days or more at December 31, 2005 or 2004.

	At December 31,
	2005	2004
	(In thousands)
Non-accrual loans:
Residential real estate:
One-to four-family	$-	$78
Multi-family	-	-
Non-residential:
Unsecured consumer loan	35	36

Total non-accrual loans	$35	$114

Total non-performing assets	$35	$114

Allowance for loan losses as a percentage of gross loans	0.64%	0.60%
Allowance for loan losses as a percentage of total non-accrual loans	4,157.14%	1,245.61%
Allowance for loan losses as a percentage of total non-performing assets	4,157.14%	1,245.61%
Non-accrual loans as a percentage of gross loans	0.02%	0.05%
Non-performing assets as a percentage of total assets	0.01%	0.04%
Net charge-offs to average loans	0.00%	0.00%
Impaired loans as a percentage of gross loans	0.02%	0.02%

The following table sets forth delinquencies in our loan portfolio as of year-end:

	2005				2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In thousands)
One-to four family	-	$-	-	$-	-	$-	1	$78
Multi-family	-	-	-	-	-	-	-	-
Non-residential	-	-	1	35	-	-	1	36

Total	-	$-	1	$35	-	$-	2	$114

Delinquent loans to Total gross loans		0.00%		0.02%		0.00%		0.05%

Securities. At December 31, 2005 and 2004, we had securities in the aggregate amount of $45.4 million and $23.2 million, respectively, with fair values of $44.5 million and $23.2 million, respectively.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Held to maturity:
Mortgage-backed securities	$43,369	$42,536	$17,172	$17,252
U.S. Government and federal agency	2,000	1,958	2,000	1,980
Available for sale:
Mutual Funds	-	-	3,992	3,980

Total	$45,369	$44,494	$23,164	$23,212

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2005.

	At December 31, 2005
	Less than One Year		One to Five Years		Five to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$43,369	4.70%	$43,369	4.70%
U.S. Government and federal agency	-	-%	-	-%	2,000	3.59%	-	-%	2,000	3.59%

Total	$-	-%	$-	-%	$2,000	3.59%	$43,369	4.70%	$45,369	4.65%

Deposits. Our deposits increased by $13.6 million or 6.92% in 2005 and totaled $209.5 million at December 31, 2005. Compared to the year-ago period, our certificates of deposit increased $12.3 million, or 12.79%, primarily in brokered deposits. Core deposits (NOW, non-interest bearing demand, money market and passbook accounts) increased $1.3 million, or 1.30%. At December 31, 2005, core deposits represented 48.45% of total deposits compared to 51.03% a year ago. The weighted average cost of deposits was 2.23% and 1.91% at year-end 2005 and 2004. (See Note 5 of the Notes to Consolidated Financial Statements).

The following table sets forth the distribution of our deposit accounts by category of account for the years indicated and the weighted average balances and the weighted average interest rates during the year on each category of deposits presented.

	Year Ended December 31,
	2005			2004
	Average Balance	Percentage of Total	Weighted Average Rate	Average Balance	Percentage of Total	Weighted Average Rate
	(Dollars in thousands)
Money market deposits	$15,689	7.53%	1.46%	$19,451	10.31%	1.72%
Passbook deposits	55,918	26.85%	1.36%	35,772	18.95%	0.69%
NOW and other demand deposits	29,654	14.24%	0.08%	31,098	16.48%	0.09%
Time deposits	106,998	51.38%	3.20%	102,422	54.26%	2.63%

Total	$208,259	100.00%	2.13%	$188,743	100.00%	1.75%

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2005, maturing within the next twelve months.

	December 31, 2005
	Amount	Weighted Average Rate
	(Dollars in thousands)
Less than three months	$23,696	3.07%
Three to six months	5,350	3.12%
Six to twelve months	8,914	3.36%

Total	$37,960	3.15%

Borrowings. At December 31, 2005, borrowings consisted of advances from the FHLB of $56.5 million and junior subordinated debentures of $6.0 million. Advances from the FHLB increased by $1.2 million during 2005. At December 31, 2005 and December 31, 2004, FHLB advances were 19.33% and 20.00%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.27% and 2.73%, respectively.

The following table sets forth information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2005	2004
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding	$60,279	$43,422
Maximum amount outstanding at any month-end period	$66,407	$57,186
Balance outstanding at end of year	$56,513	$55,317

Weighted average interest rate during the year	3.08%	2.43%
Weighted average interest rate at end of year	3.27%	2.73%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 7.04% at December 31, 2005.

Liquidity and Capital Resources

Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and investment securities.

Our principal source of liquidity, in addition to deposits, is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit would have permitted us, as of year-end 2005, to borrow an additional $60.4 million. To the extent 2006 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of December 31, 2005, we had commitments to borrowers of $5.1 million and undisbursed loan funds of $0.4 million. The Company also has a $6.0 million unsecured line of credit agreement with First Federal Bank of California. We believe our current sources of funds, including repayments of existing loans, will enable us to meet our obligations while maintaining liquidity at appropriate levels.

On March 18, 2004, the Company purchased from Hot Creek Ventures 1, L.P. and affiliates their holdings in the Company’s common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. This purchase of shares was recorded in treasury stock at cost. The Company also entered into a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of the Company’s common stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company also announced its intent to make a public tender offer for up to 183,251 shares of common stock, constituting 10% of the Company’s common stock outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a provision under which Cathay has agreed not to acquire additional shares of our stock.

Cathay has informed us that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

After entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11, 2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s common stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement was subsequently amended on April 21, 2004, June 30, 2005, and December 31, 2005 (the “Third Amendment”).

The Third Amendment amends the purchase price payable by Cathay for the Company’s common stock to the greater of (i) the average closing price per share for sixty calendar days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares covered by the Agreement plus $0.75 per share, or (ii) the average closing price per share for the ten trading days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares, plus $0.75 per share, not to exceed $13.50 per share. In addition, the date after which the Stock Purchase Agreement may be terminated by Cathay has been extended to June 30, 2006. All other terms and conditions of the Agreement remain in full force and effect.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Less than One Year	More Than One Year and Less than Three Years	More Than Three Years and Less than Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of Deposit	$71,908	$25,508	$9,706	$867	$107,989
FHLB Advances	18,028	21,485	-	17,000	56,513
Junior Subordinated Debentures	-	-	-	6,000	6,000
Operating Lease Obligations	142	159	84	125	510

Total Contractual Obligations	$90,078	$47,152	$9,790	$23,992	$171,012

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the Company’s Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company’s Asset Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk. Savings institutions are affected by interest rate risk to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice on a different basis than their interest-earning assets, which consist of loans and investment securities. Our principal objective is to actively monitor and manage the adverse effects of fluctuations in interest rates on our net interest income. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination for investment of loans with adjustable interest rates. We also emphasize growth in core deposits, which have a lower interest cost and tend not to be volatile deposits.

We do not engage in the use of trading activities, derivatives, synthetic instruments or hedging activities in controlling our interest rate risk. Although such strategies could be used in the future if recommended by our Investment Committee and approved by our Board of Directors, we do not intend to engage in such practices in the immediate future.

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

The following table presents the Bank’s NPV as of December 31, 2005. This information is provided solely to illustrate the current application of the above-described regulation to the Bank and is based upon data and assumptions about how interest rate changes may affect the Bank’s interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2005
Change in Interest Rates in Basis Points (Rate Shock)	NPV Dollar Change	Percent Change (1)	Change in NPV as Percent of Present Value of Assets
(In thousands)
300	$1,493	5%	0.98%
200	$1,696	6%	0.88%
100	$1,231	4%	0.56%
Zero	-	-	-
(100)	$(2,017)	(7)%	(0.81)%

(1) Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate, parallel, and sustained 100 basis point change in interest rates at December 31, 2005, Broadway Federal would experience a 4% increase in NPV in a rising rate environment and a 7% decrease in NPV in a declining rate environment.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This Statement revises SFAS Statement No 125, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. It requires that all stock-based compensation be measured at fair value when granted and recognized as expense in the income statement over the employment service period, which is normally the vesting period. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in operating cash flows. Various other changes are also required. This Statement is effective for the Company for awards granted or modified beginning January 1, 2006. Compensation cost will also be recorded for prior awards that vest on or after January 1, 2006. Management believes the impact on the consolidated financial statements will be similar to the disclosures made by footnotes to the consolidated financial statements, showing the effect on earnings and earnings per share of expensing the value of stock options granted. The effect on results of operations will depend on the level of future option grants, the calculation of the fair value of the options granted at such future dates, the estimates of forfeitures, as well as the vesting periods provided, and so the actual results may differ from the estimated effect. Existing options that will vest after adoption of this Statement are expected to result in additional compensation expense of approximately $48,000 in 2006 and $33,000 in 2007.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 carries forward the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on its consolidated financial statements as a result of the adoption of this Statement.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements.

Item 7. Financial Statements

See Index to the Consolidated Financial Statements of Broadway Financial Corporation.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of the Company made a decision to seek competitive bids for the audit of the Company’s consolidated financial statements for the year ending December 31, 2005. KPMG, the incumbent independent auditor was invited to submit their bid. In a letter addressed to the Chairman of the Company’s Audit Committee, received on April 19, 2005, KPMG declined to stand for re-appointment as principal accountants of the Company. After a comprehensive review of proposals received for audit services from several other public accountants, the Audit Committee recommended that the Board of Directors engage Crowe Chizek and Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005. The Company’s Board of Directors approved the selection of Crowe Chizek and Company LLP as the Company’s new independent auditor on April 20, 2005.

The reports of KPMG on the Company’s consolidated financial statements, as of and for the fiscal years ended December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference thereto in its report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2004 and December 31, 2003.

During the two most recent fiscal years ended December 31, 2004 and December 31, 2003 and the subsequent interim period through April 20, 2005, the Company did not consult with Crowe Chizek and Company LLP regarding the application of accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A. Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2005.

Item 8B. Other Information

Effective December 31, 2005, the Company entered into an amendment to the agreement it had previously entered into with Cathay General Bancorp providing for the purchase of shares of common stock of the Company by Cathay. A description of the agreement and this amendment is provided in Note 18 to the Company’s Consolidated Financial Statements included as part of this annual report on Form 10-KSB.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2006 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders:
Recognition and Retention Plan	1,509	$10.46	3,160
Performance Equity Plan	3,684	$7.30	8,384
Employee Stock Ownership Plan	95,160	$4.63	-
Long Term Incentive Plan	207,775	$6.41	75,776
Stock Option Plan for Outside Directors	15,256	$6.62	17,914
Equity Compensation Plans Not Approved by Security Holders:
None	-	-	-

Total	323,384	$5.93	105,234

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

Item 13. Exhibits

(a) Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)
3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)
3.2	Bylaws of Registrant (contained in Exhibit 2.1)

Exhibit Number*
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)
4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.8	Hot Creek Securities Purchase Agreement (Exhibit 10.8 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)
10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)
10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)
10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank
10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank
21.1	List of Subsidiaries
23.1	Consent of Crowe Chizek and Company LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

Item 14. Principal Accountant Fees and Services

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Chizek and Company LLP for the year ended December 31, 2005. The following table sets forth the aggregate fees billed to us by Crowe Chizek and Company LLP for the years indicated.

	2005	2004
	(In thousands)
Audit fees (1)	$127	$-
Audit-related fees (2)	1	-
Tax fees	-	-
All other fees (3)	25	-

Total fees	$153	$-

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-KSB and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Consultation fees billed for professional services rendered for the accounting of the Bank’s Director Emeritus Plan.
(3)	Fees billed for Section 302 and Section 404 software and license fees and related training.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer and President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer, President and Director (Principal Executive Officer)	Date: March 29, 2006

/s/ Samuel Sarpong Samuel Sarpong Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 29, 2006

/s/ Elbert T. Hudson Elbert T. Hudson Chairman of the Board	Date: March 29, 2006

/s/ Kellogg Chan Kellogg Chan Director	Date: March 28, 2006

/s/ Rosa M. Hill Rosa M. Hill Director	Date: March 30, 2006

/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 29, 2006

/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 29, 2006

/s/ Virgil P. Roberts Virgil P. Roberts Director	Date: March 29, 2006

/s/ Robert C. Davidson, Jr. Robert C. Davidson Director	Date: March 29, 2006

/s/ Rick McGill Rick McGill Director	Date: March 30, 2006

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheet of Broadway Financial Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLP

South Bend, Indiana

March 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheet of Broadway Financial Corporation as of December 31, 2004, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

February 15, 2005

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(In thousands)
Assets
Cash	$5,386	$3,998
Federal funds sold	4,400	3,500

Cash and cash equivalents	9,786	7,498
Securities available for sale, at fair value	-	3,980
Securities held to maturity (fair value of $44,494 at December 31, 2005 and $19,232 at December 31, 2004)	45,369	19,172
Loans receivable held for sale, at lower of cost or fair value	-	1,145
Loans receivable, net of allowance of $1,455 and $1,420	226,542	234,196
Accrued interest receivable	1,241	1,056
Federal Home Loan Bank (FHLB) stock, at cost	3,332	2,827
Office properties and equipment, net	5,459	5,725
Other assets	565	939

Total assets	$292,294	$276,538

Liabilities and stockholders’ equity
Deposits	$209,464	$195,912
Federal Home Loan Bank advances	56,513	55,317
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	559	472
Deferred income taxes	1,229	982
Other liabilities	1,752	2,758

Total liabilities	275,517	261,441

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2005 and 2004	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at December 31, 2005 and December 31, 2004; outstanding 1,554,610 shares at December 31, 2005 and 1,520,347 shares at December 31, 2004	19	19
Additional paid-in capital	10,296	10,425
Accumulated other comprehensive loss, net of taxes	-	(7)
Retained earnings-substantially restricted	10,842	9,561
Treasury stock-at cost, 314,332 shares at December 31, 2005 and 348,595 shares at December 31, 2004	(4,382)	(4,859)
Unearned Employee Stock Ownership Plan (ESOP) shares	-	(44)

Total stockholders’ equity	16,777	15,097

Total liabilities and stockholders’ equity	$292,294	$276,538

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2005	2004
	(In thousands, except per share)
Interest on loans receivable	$13,693	$13,234
Interest on mortgage-backed securities	1,621	368
Interest on investment securities	90	213
Other interest income	431	165

Total interest income	15,835	13,980

Interest on deposits	4,442	3,300
Interest on borrowings	2,210	1,255

Total interest expense	6,652	4,555

Net interest income before provision for loan losses	9,183	9,425
Provision for loan losses	35	108

Net interest income after provision for loan losses	9,148	9,317

Non-interest income:
Service charges	1,299	1,076
Gain on sale of loans receivable held for sale	5	269
Gain (loss) on sale of securities	24	(29)
Other	160	105

Total non-interest income	1,488	1,421

Non-interest expense:
Compensation and benefits	4,587	4,579
Occupancy expense, net	1,156	1,073
Information services	621	654
Professional services	480	518
Office services and supplies	433	432
Other	739	636

Total non-interest expense	8,016	7,892

Earnings before income taxes	2,620	2,846
Income taxes	958	1,138

Net earnings	$1,662	$1,708

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$(8)	$70
Reclassification of realized net (gain) loss included in net earnings	20	29
Income tax effect	(5)	(38)

Other comprehensive income, net of tax	7	61

Comprehensive earnings	$1,669	$1,769

Net earnings	$1,662	$1,708
Dividends paid on preferred stock	(78)	(78)

Earnings available to common shareholders	$1,584	$1,630

Earnings per share-basic	$1.04	$1.05

Earnings per share-diluted	$1.00	$0.99

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Substantially Restricted)	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, at December 31, 2003	$2	$19	$10,498	$(68)	$8,207	$(375)	$(92)	$18,191

Net earnings for the year ended December 31, 2004	-	-	-	-	1,708	-	-	1,708
Unrealized gain on securities available for sale, net of tax	-	-	-	61	-	-	-	61
Treasury stock used for vested stock awards	-	-	(32)	-	-	61	-	29
Treasury stock acquired	-	-	-	-	-	(5,851)	-	(5,851)
Treasury stock reissued	-	-	(34)	-	-	974	-	940
Cash dividends paid of $0.19 per common share	-	-	-	-	(277)	-	-	(277)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(77)	-	-	(77)
Stock options exercised	-	-	(207)	-	-	332	-	125
Tax benefit on stock options exercised	-	-	116	-	-	-	-	116
Allocation of ESOP shares	-	-	84	-	-	-	48	132

Balance at December 31, 2004	2	19	10,425	(7)	9,561	(4,859)	(44)	15,097

Net earnings for the year ended December 31, 2005	-	-	-	-	1,662	-	-	1,662
Unrealized gain on securities available for sale, net of tax	-	-	-	7	-	-	-	7
Treasury stock used for vested stock awards	-	-	(30)	-	-	59	-	29
Cash dividends paid of $0.20 per common share	-	-	-	-	(303)	-	-	(303)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(78)	-	-	(78)
Stock options exercised	-	-	(217)	-	-	418	-	201
Tax benefit on stock options exercised	-	-	53	-	-	-	-	53
Allocation of ESOP shares	-	-	65	-	-	-	44	109

Balance, at December 31, 2005	$2	$19	$10,296	$-	$10,842	$(4,382)	$-	$16,777

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,662	$1,708
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	400	364
Net amortization (accretion) of premiums (discounts) on loans purchased	11	12
Net amortization of deferred loan origination costs (fees)	68	(231)
Net amortization of premiums on mortgage-backed securities	158	61
ESOP expense	109	132
Gain on sale of loans receivable held for sale	(5)	(269)
(Gain) loss on sale of securities	(24)	29
FHLB stock dividends	(126)	(80)
Provision for loan losses	35	108
Loans receivable originated for sale	(4,927)	(21,146)
Proceeds from sale of loans receivable held for sale	3,057	21,941
Changes in operating assets and liabilities:
Accrued interest receivable	(185)	(173)
Other assets	374	(250)
Deferred income taxes	242	(76)
Other liabilities	(1,006)	886

Net cash (used in) provided by operating activities	(157)	3,016

Cash flows from investing activities:
Net change in loans receivable	30,817	(32,742)
Purchase of loans receivable	(20,257)	(9,227)
Purchases of investment securities available for sale	-	(28,000)
Purchases of mortgage-backed securities held to maturity	(35,857)	(14,064)
Proceeds from call/maturity of investment securities held to maturity	-	2,000
Proceeds from sale of investment securities available for sale	3,972	23,986
Proceeds from sale of mortgage-backed securities held to maturity	1,240	185
Proceeds from sale of mortgage-backed securities available for sale	-	9,201
Principal repayments on mortgage-backed securities held to maturity	8,306	2,975
Principal repayments on mortgage-backed securities available for sale	-	10
Purchase of Federal Home Loan Bank stock	(379)	(958)
Capital expenditures for office properties and equipment	(134)	(486)

Net cash used in investing activities	(12,292)	(47,120)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$13,552	$16,005
Advances from the Federal Home Loan Bank	32,000	75,875
Principal repayments on advances from the Federal Home Loan Bank	(30,804)	(49,060)
Junior subordinated debentures issued	-	6,000
Common and preferred dividends paid	(381)	(354)
Purchases of treasury stock	-	(5,851)
Reissuance of treasury stock	29	969
Stock options exercised, net of tax benefits	254	241
Change in advance payments by borrowers for taxes and insurance	87	148

Net cash provided by financing activities	14,737	43,973

Net increase (decrease) in cash and cash equivalents	2,288	(131)
Cash and cash equivalents at beginning of year	7,498	7,629

Cash and cash equivalents at end of year	$9,786	$7,498

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,504	$4,609

Cash paid for income taxes	$735	$740

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$3,020	$-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At December 31, 2005, the Bank operated four retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b., Broadway Service Corporation and Broadway Financial Funding, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, (“U.S. generally accepted accounting principles”) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the constant-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, loans in process, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Premiums and discounts on loans receivable are recognized in income using the interest method over the contractual life of the loans, adjusted for prepayments. Accretion of discounts and amortization of deferred loan fees or costs are discontinued when loans are placed on non-accrual status. When loans held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loan Concentrations

Substantially all of the Bank’s real estate loans are secured by properties located in Southern California. At December 31, 2005 and 2004, approximately 76% and 89%, respectively, of the loan portfolio consisted of loans secured by residential real estate.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, for loans over $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Office Properties and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset whichever is shorter.

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2005	2004
	(In thousands, except per share)
Net income available to common shareholders, as reported	$1,584	$1,630
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(63)

Pro forma net income	$1,549	$1,567

Basic earnings per share as reported	$1.04	$1.05
Pro forma basic earnings per share	$1.02	$1.01
Diluted earnings per share as reported	$1.00	$0.99
Pro forma diluted earnings per share	$0.97	$0.95

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of options granted and pro forma effects are computed using the Black-Scholes option valuation model and the following weighted-average assumptions as of grant date.

	2005	2004
Risk free interest rate	-	4.45%
Expected option life	-	10 years
Expected stock price volatility	-	24.82%
Dividend yield	-	1.14%
Weighted average fair value of options granted during the year	-	$4.96

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. Both the Series A and Series B Preferred Stock have non-cumulative annual dividend rates of 5% of the liquidation preference.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its stockholders. (See Note 13 for more specific disclosure.)

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This Statement revises SFAS Statement No 125, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. It requires that all stock-based compensation be measured at fair value when granted and recognized as expense in the income statement over the employment service period, which is normally the vesting period. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in operating cash flows. Various other changes are also required. This Statement is effective for the Company for awards granted or modified beginning January 1, 2006. Compensation cost will also be recorded for prior awards that vest on or after January 1, 2006. Management believes the impact on the consolidated financial statements will be similar to the disclosures made by footnotes to the consolidated financial statements, showing the effect on earnings and earnings per share of expensing the value of stock options granted. The effect on results of operations will depend on the level of future option grants, the calculation of the fair value of the options granted at such future dates, the estimates of forfeitures, as well as the vesting periods provided, and so the actual results may differ from the estimated effect. Existing options that will vest after adoption of this Statement are expected to result in additional compensation expense of approximately $48,000 in 2006 and $33,000 in 2007.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 carries forward the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on its consolidated financial statements as a result of the adoption of this Statement.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements.

Note 2 – Securities

The fair value of available for sale securities and the related gross unrealized loss recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Loss
	(In thousands)
December 31, 2004:
Mutual Funds	$3,980	$(12)

Total	$3,980	$(12)

At December 31, 2004, we owned shares of Shay Adjustable Rate Mortgage Fund, which was primarily invested in mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2005:
Mortgage-backed	$43,369	$42	$(875)	$42,536
U.S. Government and federal agency	2,000	-	(42)	1,958

Total	$45,369	$42	$(917)	$44,494

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2004:
Mortgage-backed	$17,172	$189	$(109)	$17,252
U.S. Government and federal agency	2,000	-	(20)	1,980

Total	$19,172	$189	$(129)	$19,232

The fair value and carrying amount of securities held to maturity at December 31, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Carrying Amount	Fair Value
	(In thousands)
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	2,000	1,958
Due after ten years	-	-
Mortgage-backed	43,369	42,536

Total	$45,369	$44,494

At year-end 2005 and 2004, securities with carrying amounts of $5.9 million and $7.6 million were pledged to secure public deposits and $37.2 million and $2.0 million were pledged as collateral for FHLB advances. At year-end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2005:
Mortgage-backed	$30,930	$(644)	$10,452	$(231)	$41,382	$(875)
U.S. Government and federal agency	-	-	1,958	(42)	1,958	(42)

Total temporarily impaired	$30,930	$(644)	$12,410	$(273)	$43,340	$(917)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2004:
Mutual funds	$3,980	$(12)	$-	$-	$3,980	$(12)
Mortgage-backed	13,820	(109)	-	-	13,820	(109)
U.S. Government and federal agency	-	-	1,980	(20)	1,980	(20)

Total temporarily impaired	$17,800	$(121)	$1,980	$(20)	$19,780	$(141)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in their fair value is largely due to changes in the interest rates. The fair value is expected to recover as the bonds approach maturity.

During the year ended December 31, 2005, the Company sold $4.0 million of investment securities available for sale and $1.2 million of mortgage-backed securities held to maturity and realized gross gains of $44,000 and gross losses of $20,000, which have been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During the year ended December 31, 2004, the Company sold $24.0 million of investment securities available for sale, $9.2 million of mortgage-backed securities available for sale, and $0.2 million of mortgage-backed securities held to maturity and realized gross gains of $14,000 and gross losses of $43,000, which have been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During 2005 and 2004, the Company sold certain mortgage-backed securities held to maturity for which the Company had already collected more than 85% of the principal outstanding at acquisition due to repayments of the underlying mortgages. There have been no sales of held to maturity securities for which the Company had not already collected more than 85% of the original principal.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 3 – Loans

Loans at year-end were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Loans receivable held for sale:
Residential:
One to four units	$-	$-
Five or more units	-	1,145

Loans receivable held for sale	$-	$1,145

Loans receivable, net:
Real estate:
Residential:
One to four units	$19,467	$26,405
Five or more units	154,170	182,403
Construction	780	2,650

Total residential	174,417	211,458
Non-residential	53,276	24,290

Total real estate	227,693	235,748
Loans secured by deposit accounts	443	636
Other	388	250

Total gross loans receivable	228,524	236,634

Plus:
Premiums on loans purchased	23	39
Less:
Loans in process	417	1,089
Net deferred loan fees (costs)	62	(110)
Unamortized discounts	71	78
Allowance for loan losses	1,455	1,420

Loans receivable, net	$226,542	$234,196

Activity in the allowance for loan losses was as follows:

	2005	2004
	(In thousands)
Beginning balance	$1,420	$1,312
Provision for loan losses	35	108
Loans charged off	-	-

Ending balance	$1,455	$1,420

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Individually impaired loans were as follows:

	2005	2004
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$-	$-
Year-end loans with allocated allowance for loan losses	35	36

Total	$35	$36

Amount of the allowance for loan losses allocated	$35	$36

Average of individually impaired loans during year	$35	$36
Interest income recognized during impairment	3	2
Cash basis interest income recognized	3	2

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)
Residential real estate	$-	$78
Other	35	36

Total non-accrual loans	$35	$114

The Bank had no restructured loans or loans that are contractually past due 90 days or more and are still accruing at December 31, 2005 and 2004.

The Bank serviced loans for others totaling $22.4 million and $27.0 million at December 31, 2005 and 2004, respectively.

Note 4 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2005	2004
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,250	4,089
Furniture, fixtures and equipment	2,136	2,163

	8,109	7,975
Less accumulated depreciation	(2,650)	(2,250)

Office properties and equipment, net	$5,459	$5,725

During the years ended December 31, 2005 and 2004, depreciation expense totaled $400,000 and $364,000, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company pay property taxes and insurance. Lease expense was approximately $216,000 in 2005 and $184,000 in 2004. Annual minimum lease commitments attributable to long-term leases at December 31, 2005 are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2006	$42	$100	$142
2007	42	75	117
2008	42	-	42
2009	42	-	42
2010	42	-	42
Thereafter	125	-	125

	$335	$175	$510

Note 5 – Deposits

A summary of deposits by type of account and interest rate at the dates indicated is as follows:

	December 31,
	2005	2004
	(In thousands)
Balance by account type:
NOW account and other demand deposits	$17,547	$24,041
Non-interest bearing demand deposits	14,228	6,211
Money market deposits	11,321	18,743
Passbook	58,379	51,174
Certificates of deposit	107,989	95,743

Total	$209,464	$195,912

The aggregate amount of time deposits equal to or exceeding $100,000 totaled $54.7 million and $45.9 million at December 31, 2005 and 2004, respectively.

During the years ended December 31, 2005 and 2004, the weighted average interest rate on total interest bearing deposits was 2.13% and 1.75%, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2005:

Maturity	Amount
(In thousands)
2006	$71,908
2007	15,477
2008	10,031
2009	4,923
2010	4,783
Thereafter	867

$107,989

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2005:
Maturities February 2006 to August 2015, fixed rates at rates from 1.78% to 3.94%, averaging 3.27%	$56,513

December 31, 2004:
Maturities February 2005 to November 2008, fixed rates at rates from 1.31% to 3.61%, averaging 2.75%	$54,517
Maturity February 2005 floating rate at 1.87%	800

Total	$55,317

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $108.6 million and $77.9 million of first mortgage loans and $37.2 million and $2.0 million of mortgage-backed securities under a blanket lien arrangement at year-end 2005 and 2004. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 40% of assets, the Company is eligible to borrow an additional $60.4 million at year-end 2005.

Required payments are:

Amount
(In thousands)
2006	$18,028
2007	14,985
2008	6,500
2009	-
2010	-
Thereafter	17,000

$56,513

Note 7 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 7.04% at year-end 2005.

Note 8 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to $14,000 for 2005 and $13,000 for 2004 of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for 2005 and 2004 was $71,000 and $72,000.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Recognition and Retention Plan (RRP)

A Recognition and Retention Plan (“RRP”) provides for issue of shares to non-employee directors. Compensation expense is recognized over the five-year vesting period of the shares for the difference between exercise price and the market value at issue date. Awards are automatically vested upon a change of control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan are 3,160 at December 31, 2005. No shares were issued in 2005 and 804 shares were issued in 2004. Compensation expense was $6,000 for 2005 and $3,000 for 2004.

Performance Equity Program (PEP)

A Performance Equity Program (“PEP”) provides for issue of shares to certain officers and employees. Compensation expense is recognized over the five-year vesting period of the shares for the difference between exercise price and the market value at issue date provided any required performance goals have been met. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan are 8,384 at December 31, 2005. No shares were issued in 2005 or 2004. Compensation expense was $20,000 for 2005 and $22,000 for 2004.

Note 9 – ESOP Plan

Employees participate in an Employee Stock Option Plan (ESOP) after attaining certain age and service requirements. The ESOP borrowed from the Company to purchase 134,974 shares at $4.63 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Contributions to the ESOP during 2005 and 2004 were $64,000 and $69,000. Expense was $109,000 and $132,000 during 2005 and 2004.

Shares held by the ESOP were as follows:

	2005	2004
	(Dollars in thousands)
Allocated to participants	95,160	86,250
Unearned	-	9,544

Total ESOP shares	95,160	95,794

Fair value of unearned shares	$-	$119

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 10 – Income Taxes

Income tax expense (benefit) was as follows:

	2005	2004
	(In thousands)
Current taxes:
Federal	$603	$900
State	108	209

	711	1,109

Deferred taxes:
Federal	130	22
State	76	7
Change in valuation allowance	41	-

	247	29

Total	$958	$1,138

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2005	2004
	(In thousands)
Federal statutory rate times financial statement income	$891	$968
Effect of:
State taxes, net of federal benefit	121	143
Change in valuation allowance	41	-
Other, net	(95)	27

Total	$958	$1,138

Year-end deferred tax assets and liabilities were due to the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$575	$600
Accrued liabilities	65	67
Lower of cost or market adjustment	10	10
State income taxes	57	68
Impairment loss on capital investment	41	41
Other	-	68

Total deferred tax assets	748	854

Deferred tax liabilities:
Basis difference on fixed assets	(322)	(430)
Deferred loan fees	(914)	(745)
FHLB stock dividends	(662)	(606)
Other	(38)	(55)

Total deferred tax liabilities	(1,936)	(1,836)

Valuation allowance	(41)	-

Net deferred tax liability	$(1,229)	$(982)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A deferred tax asset valuation allowance of $41,000 has been established as of December 31, 2005 against the deferred tax asset related to the impairment loss on an equity security owned by the Company. A loss realized from the sale of this investment would be capital in nature and would only be deductible as an offset to future capital gains. There was no deferred tax asset valuation allowance at December 31, 2004.

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

Retained earnings at December 31, 2005 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes of approximately $1.0 million may be imposed and expensed at that time.

Note 11 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2005 were as follows:

Amount
(In thousands)
Beginning balance	$515
New loans	-
Repayments	(9)

Ending balance	$506

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $3.2 million and $4.2 million.

Note 12 – Stock Options

Options to buy stock are granted to directors, officers and employees under the Company’s Long-Term Incentive Plan (“LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which provide for issue of up to 403,562 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options vest over five years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the activity in the plans follows:

	LTIP		Stock Option Plan		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	267,775	$6.71	15,256	$6.62	283,081	$6.70
Granted	-	-	-	-	-	-
Exercised	(30,000)	6.68	-	-	(30,000)	6.68
Forfeited or expired	(30,000)	8.79	-	-	(30,000)	8.79

Outstanding at December 31, 2005	207,775	$6.41	15,256	$6.62	223,031	$6.43

Exercisable at December 31, 2005	150,158	$5.86	12,043	$5.55	162,201	$5.84

Outstanding at January 1, 2004	273,950	$6.39	22,910	$6.14	296,860	$6.37
Granted	10,000	13.11	1,784	11.99	11,784	12.94
Exercised	(16,175)	5.21	(7,654)	5.29	(23,829)	5.24
Forfeited or expired	-	-	(1,784)	11.50	(1,784)	11.50

Outstanding at December 31, 2004	267,775	$6.71	15,256	$6.62	283,031	$6.70

Exercisable at December 31, 2004	140,117	$5.86	10,173	$5.15	150,290	$5.81

There were no options granted during 2005 and 11,784 options were granted during 2004. Options available and unissued under the Plan totaled 93,690 at December 31, 2005.

Options outstanding and exercisable at year-end 2005 were as follows:

		Outstanding			Exercisable
Stock Option Plan	Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
December 31, 2005:
LTIP	$5.10	63,760	1.71 years	$5.10	63,760	$5.10
	$4.34	19,487	4.87 years	$4.34	19,487	$4.34
	$6.68	107,528	6.56 years	$6.68	62,111	$6.68
	$10.49	7,000	7.21 years	$10.49	2,800	$10.49
	$13.11	10,000	8.30 years	$13.11	2,000	$13.11

		207,775			150,158

Stock Option Plan	$5.10	7,260	1.71 years	$5.10	7,260	$5.10
	$4.34	3,000	4.87 years	$4.34	3,000	$4.34
	$8.19	1,784	6.72 years	$8.19	1,070	$8.19
	$10.49	1,428	7.21 years	$10.49	357	$10.49
	$11.99	1,784	8.55 years	$11.99	356	$11.99

		15,256			12,043

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 13 – Regulatory Capital Matters

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005:
Leverage/Tangible Ratio	$21,584	7.38%	$11,692	4.00%	$14,615	5.00%
Tier I Risk-based ratio	$21,584	11.47%	$7,525	4.00%	$11,287	6.00%
Total Risk-based ratio	$23,004	12.23%	$15,049	8.00%	$18,812	10.00%

December 31, 2004:
Leverage/Tangible Ratio	$19,451	7.04%	$11,047	4.00%	$13,809	5.00%
Tier I Risk-based ratio	$19,451	10.28%	$7,571	4.00%	$11,357	6.00%
Total Risk-based ratio	$20,834	11.01%	$15,142	8.00%	$18,928	10.00%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2006, the Bank could, without prior approval, declare dividends of approximately $4.2 million plus any 2006 net profits retained to the date of the dividend declaration.

Note 14 – Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2005	2004
	(In thousands)
Commitments to make loans	$1,351	$605
Unused lines of credit	3,775	354

Commitments to make loans are generally made for periods of 60 days or less. All of our loan commitments are variable rate loan commitments and have interest rates ranging from 6.625% to 7.50%.

Note 15 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$9,786	$9,786	$7,498	$7,498
Securities available for sale	-	-	3,992	3,980
Securities held to maturity	45,369	44,494	19,172	19,232
Loans receivable, net	226,542	223,692	235,341	236,296
Federal Home Loan Bank stock	3,332	3,332	2,827	2,827
Accrued interest receivable	1,241	1,241	1,056	1,056

Liabilities:
Deposits	$(209,464)	$(198,226)	$(195,912)	$(188,365)
Federal Home Loan Bank advances	(56,513)	(55,560)	(55,317)	(54,953)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(559)	(559)	(472)	(472)
Accrued interest payable	(216)	(216)	(68)	(68)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at year-end 2005 and 2004, and are not considered significant to this presentation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 16 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet	December 31,
	2005	2004
	(In thousands)
Assets
Cash	$333	$1,166
Investment in bank subsidiary	21,584	19,444
Investment in non-bank subsidiaries	161	53
Other assets	814	547

	$22,892	$21,210

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other liabilities	115	113
Stockholders’ equity	16,777	15,097

	$22,892	$21,210

Condensed Statements of Operations	Year Ended December 31,
	2005	2004
	(In thousands)
Interest income	$3	$5
Interest expense	355	199
Other income	2	6
Other expense	429	390

Loss before income taxes	(779)	(578)
Income taxes benefit	265	218

Loss before equity in undistributed earnings of subsidiaries	(514)	(360)
Equity in undistributed earnings of bank subsidiary	2,068	2,033
Equity in undistributed earnings of non-bank subsidiaries	108	35

Net earnings	$1,662	$1,708

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows	Year Ended December 31,
	2005	2004
	(In thousands)

Cash flows from operating activities
Net earnings	$1,662	$1,708
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in undistributed earnings of bank subsidiary	(2,068)	(2,033)
Equity in undistributed earnings of non-bank subsidiaries	(108)	(35)
Increase in other assets	(267)	(293)
Increase in other liabilities	2	8
Reduction of unearned ESOP shares	44	48

Net cash used in operating activities	(735)	(597)

Cash flows from financing activities
Junior subordinated debentures issued	-	6,000
Investment in non-bank subsidiaries	-	(49)
Stock options exercised, net of tax benefits	254	241
Purchases of treasury stock	-	(5,851)
Reissuance of treasury stock	29	969
Common and preferred dividends paid	(381)	(354)

Net cash provided by (used in) financing activities	(98)	956

Net increase (decrease) in cash and cash equivalents	(833)	359
Cash and cash equivalents, beginning of year	1,166	807

Cash and cash equivalents, end of year	$333	$1,166

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 17 – Earnings Per Share

The factors used in the earnings per share computations follow:

	2005	2004
	(Dollars in thousands, except per share)
Basic
Net income	$1,662	$1,708
Less: Preferred stock dividends	(78)	(78)

Net income available to common stockholders	$1,584	$1,630

Weighted average common shares outstanding	1,526,095	1,570,830
Less: average unallocated ESOP shares	(3,556)	(13,438)

Average shares	1,522,539	1,557,392

Basic earnings per common share	$1.04	$1.05

Diluted
Net income	$1,662	$1,708
Less: Preferred stock dividends	(78)	(78)

Net income available to common stockholders	$1,584	$1,630

Weighted average common shares outstanding for basic earnings per common share	1,522,539	1,557,392
Add: dilutive effects of assumed exercises of stock options	68,270	89,606

Average shares and dilutive potential common shares	1,590,809	1,646,998

Diluted earnings per common share	$1.00	$0.99

Note 18 – Capital Transactions

On March 18, 2004, the Company purchased from Hot Creek Ventures 1, L.P. and affiliates their holdings in the Company’s common stock, consisting of 410,312 shares, at a price of $14.00 per share and Hot Creek agreed, with certain exceptions, not to acquire shares of the Company’s stock in the future. This purchase of shares was recorded in treasury stock at cost. The Company also signed a stock purchase agreement with Cathay General Bancorp (“Cathay”) providing for the sale by the Company of up to 215,000 shares of the Company’s common stock to Cathay at a price of $13.50 per share, subject to the receipt by Cathay of required regulatory approval for the transaction. The Company also announced its intent to make a public tender offer for up to 183,251 shares of common stock, constituting 10% of the Company’s common stock outstanding at December 31, 2003, at a price of $14.00 per share upon completion of the stock sale to Cathay. The agreement with Cathay contains a standstill provision under which Cathay has agreed not to acquire additional shares of the Company’s stock. Cathay has informed the Company that its proposed investment in the Company is intended to support the Company in its role as a provider of banking services to the minority communities in the Company’s market area, as part of Cathay’s desire to be responsive to opportunities to serve under the Community Reinvestment Act.

Subsequent to entering into the Stock Purchase Agreement, Cathay withdrew its previously submitted regulatory application for approval of the transaction after discussion with its banking regulators. On June 11,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2004, Cathay purchased 70,000 shares of the contemplated total of up to 215,000 shares of the Company’s common stock, which it could do without obtaining regulatory approval. The Stock Purchase Agreement was amended on April 21, 2004, June 30, 2005, and December 31, 2005 (the “Third Amendment”).

The Third Amendment amends the purchase price payable by Cathay for BFC common stock to the higher of (i) the average closing price per BFC share for sixty calendar days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares covered by the Agreement plus $0.75 per share, or (ii) the average closing price per BFC share for the ten trading days immediately prior to the closing of Cathay’s acquisition of the remaining 145,000 shares, plus $0.75 per share, not to exceed $13.50 per share. In addition, the date after which the Stock Purchase Agreement may be terminated by Cathay has been extended to June 30, 2006. All other terms and conditions of the Agreement remain in full force and effect.

Note 19 – Subsequent Events

On March 6, 2006, Cathay received regulatory approval for the purchase of the remaining 145,000 shares of the Company’s stock. The transaction is expected to close in April 2006.

On March 17, 2006 the Company announced that Mr. F. Glenn Harvey will be joining the Company as President and Chief Operating Officer effective April 3, 2006.