Form 10QSB
period 2006-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2006-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,496,971 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of May 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
	(dollars in thousands)
Assets
Cash	$4,981	$5,386
Federal funds sold	1,500	4,400

Cash and cash equivalents	6,481	9,786
Securities held to maturity (fair value of $41,823 at March 31, 2006 and $44,494 at December 31, 2005)	42,860	45,369
Loans receivable, net of allowance of $1,460 and $1,455	225,382	226,542
Accrued interest receivable	1,254	1,241
Federal Home Loan Bank (FHLB) stock, at cost	3,193	3,332
Office properties and equipment, net	5,415	5,459
Other assets	921	565

Total assets	$285,506	$292,294

Liabilities and stockholders’ equity
Deposits	$207,565	$209,464
Federal Home Loan Bank advances	51,789	56,513
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	129	559
Deferred income taxes	1,296	1,229
Other liabilities	1,536	1,752

Total liabilities	268,315	275,517

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A and 100,000 shares of Series B at March 31, 2006 and December 31, 2005	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 1,868,942 shares at March 31, 2006 and December 31, 2005; outstanding 1,554,971 shares at March 31, 2006 and 1,554,610 shares at December 31, 2005	19	19
Additional paid-in capital	10,314	10,296
Retained earnings-substantially restricted	11,233	10,842
Treasury stock-at cost, 313,971 shares at March 31, 2006 and 314,332 shares at December 31, 2005	(4,377)	(4,382)

Total stockholders’ equity	17,191	16,777

Total liabilities and stockholders’ equity	$285,506	$292,294

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands, except per share data)
Interest on loans receivable	$3,516	$3,358
Interest on mortgage-backed securities	466	243
Interest on investment securities	18	35
Other interest income	94	103

Total interest income	4,094	3,739

Interest on deposits	1,189	1,012
Interest on borrowings	563	471

Total interest expense	1,752	1,483

Net interest income before provision for loan losses	2,342	2,256
Provision for loan losses	—	10

Net interest income after provision for loan losses	2,342	2,246

Non-interest income:
Service charges	268	310
Gain on sale of securities	12	15
Other	22	33

Total non-interest income	302	358

Non-interest expense:
Compensation and benefits	1,214	1,212
Occupancy expense, net	310	293
Information services	151	152
Professional services	79	141
Office services and supplies	104	96
Other	140	140

Total non-interest expense	1,998	2,034

Earnings before income taxes	646	570
Income taxes	258	228

Net earnings	$388	$342

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$—	$(8)
Reclassification of realized net loss included in net earnings	—	20
Income tax effect	—	(5)

Other comprehensive income, net of tax	—	7

Comprehensive earnings	$388	$349

Net earnings	$388	$342
Dividends paid on preferred stock	(20)	(19)

Earnings available to common shareholders	$368	$323

Earnings per share-basic	$0.24	$0.21

Earnings per share-diluted	$0.23	$0.20

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net earnings	$388	$342
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	85	101
Net amortization (accretion) of premiums (discounts) on loans purchased	15	4
Net amortization of deferred loan origination costs (fees)	12	4
Net amortization of premiums on mortgage-backed securities	41	31
ESOP expense	—	29
Stock-based compensation expense	19	—
Gain on sale of securities	(12)	(15)
FHLB stock dividends	(39)	—
Provision for loan losses	—	10
Loans receivable originated for sale	—	(2,875)
Changes in operating assets and liabilities:
Accrued interest receivable	(13)	(95)
Other assets	(188)	(321)
Other liabilities	(216)	(378)

Net cash provided by (used in) operating activities	92	(3,163)

Cash flows from investing activities:
Net change in loans receivable	6,048	14,078
Purchase of loans receivable	(4,915)	(10,272)
Purchases of mortgage-backed securities held-to-maturity	—	(27,955)
Proceeds from sale of investment securities available for sale	—	3,972
Proceeds from sale of mortgage-backed securities held-to-maturity	451	845
Principal repayments on mortgage-backed securities held-to-maturity	2,029	1,146
Purchase of Federal Home Loan Bank stock	—	(130)
Proceeds from redemption of Federal Home Loan Bank stock	178	—
Capital expenditures for office properties and equipment	(41)	(38)

Net cash provided by (used in) investing activities	3,750	(18,354)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,899)	14,080
Advances from the Federal Home Loan Bank	—	12,000
Principal repayments on advances from Federal Home Loan Bank	(4,724)	(4,412)
Common and Preferred dividends paid	(98)	(95)
Reissuance of treasury stock	4	—
Change in advance payments by borrowers for taxes and insurance	(430)	(346)

Net cash (used in) provided by financing activities	(7,147)	21,227

Net decrease in cash and cash equivalents	(3,305)	(290)
Cash and cash equivalents at beginning of period	9,786	7,498

Cash and cash equivalents at end of period	$6,481	$7,208

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,791	$1,469

Cash paid for income taxes	$415	$175

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$—	$1,920

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2006 and December 31, 2005, the results of their operations and comprehensive earnings for the three months ended March 31, 2006 and 2005 and their cash flows for the three months ended March 31, 2006 and 2005. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2005 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three months ended March 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentations.

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On January 1, 2006, the Company adopted SFAS 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash flows.

The Securities and Exchange Commission (SEC) has published Staff Accounting Bulletin No. 107 (SAB 107), which expresses the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits with compensation and benefits in the consolidated statements of operations and comprehensive earnings.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended March 31, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Earnings before income taxes	$665	$(19)	$646
Income taxes	266	(8)	258

Net earnings	$399	(11)	$388

Basic earnings per share	$.25	$(.01)	$.24

Diluted earnings per share	$.24	$(.01)	$.23

The following table illustrates the effect on net earnings and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three-month period ended March 31, 2005.

	Three months ended March 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Earnings before income taxes	$570	$(12)	$558
Income taxes	228	(5)	223

Net earnings	$342	(7)	$335

Basic earnings per share	$.21	$—	$.21

Diluted earnings per share	$.20	$—	$.20

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,554,642 and 1,513,189 shares for the three months ended March 31, 2006 and 2005). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,611,038 and 1,590,725 shares for the three months ended March 31, 2006 and 2005).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

NOTE (4) – Current Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. The Company has elected early adoption of SFAS 156 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to beginning retained earnings, net of tax, as a result of the initial adoption of SFAS 156 was an increase of $101,000.

NOTE (5) – Stock Based Compensation

The Company has established incentive stock option plans for its directors and employees and has reserved 316,721 shares of common stock for issuance under the plans. A total of 283,551 shares are reserved for employees and 33,170 shares are reserved for directors. As of March 31, 2006, 223,031 options (207,775 for employees and 15,256 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	223,031	$6.43	$2.31
Forfeited or cancelled	—	—	—
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	223,031	$6.43	$2.31

Options exercisable, end of period	163,958	$5.89	$2.20

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $1.0 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $0.8 million.

Options outstanding at March 31, 2006 were as follows:

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$4.34	22,487	4.6	22,487	$4.34
$5.10	71,020	1.5	71,020	5.10
$6.68	107,528	6.3	62,111	6.68
$8.19	1,784	6.5	1,070	8.19
$10.49	8,428	7.0	4,914	10.49
$11.99	1,784	8.3	356	11.99
$13.11	10,000	8.1	2,000	13.11

Outstanding at period end	223,031	4.7	163,958	$5.89

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

No options were granted during the first quarter of 2006 and 2005. The compensation cost to be recognized for stock options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$59
2007	54
2008	14
2009	4

Total	$131

NOTE (6) – Subsequent Events

On April 5, 2006, the Company entered into a Preferred Stock Purchase Agreement with National Community Investment Fund (“NCIF”) to sell to NCIF 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock at a price of $13.00 per share. The preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment.

On April 5, 2006, the Company repurchased 58,000 shares of its common stock at a price of $10.80 per share, in accordance with the stock buyback program approved by the Company’s Board of Directors.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At March 31, 2006, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal, Broadway Financial Funding, LLC and Broadway Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations

Net Earnings

Net earnings for the first quarter of 2006 were $388,000, or $0.23 per diluted share, up 13.45% when compared with net earnings of $342,000, or $0.20 per diluted share, in the first quarter of 2005. The increase in first quarter net earnings primarily reflects higher average interest-earning assets, improved net interest margin, and lower non-interest expense.

Net Interest Income

Net interest income before provision for loan losses of $2.3 million in the first quarter of 2006 was up $86,000, or 3.81%, from the first quarter a year ago. The increase reflected a higher level of average interest-earning assets and improved net interest margin. Interest-earning assets averaged $280.1 million in the current quarter, up 0.95% from the same period a year ago. Net interest margin improved 9 basis points to 3.34% in the current quarter from 3.25% a year ago. The net interest rate spread improved 6 basis points to 3.22% in the current quarter from 3.16% a year ago. The increase in the net interest rate spread was primarily due to the increase in the overall yield of our loan portfolio resulting from new and renewing loans priced at higher rates because of increases in interest rates. The increase in the overall yield was partially offset by the increase in interest rates paid on deposits and borrowings. The market for deposits remained competitive throughout the first quarter resulting in higher rates paid for interest-bearing deposits. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at March 31, 2006 was 3.85% compared to 3.65% at March 31, 2005, an increase of 20 basis points.

Non-interest Income

Non-interest income totaled $302,000 in the first quarter of 2006, down $56,000, or 15.64%, from the first quarter a year ago. The decrease is primarily due to lower loan prepayment fees partially offset by higher deposit related fees in the first quarter of 2006 compared to same quarter in 2005. Loan prepayment fees totaled $37,000 in the first quarter of 2006 compared to $113,000 a year ago, a decrease of $76,000. Partially offsetting this decrease was higher deposit related fees, which totaled $190,000 in the first quarter of 2006 compared to $157,000 a year ago, an increase of $33,000. The overdraft program, which was implemented during the second quarter of 2005, contributed $29,000 to the increase in deposit related fees.

Non-interest Expense

Non-interest expense totaled $2.0 million in the first quarter of 2006, down $36,000, or 1.77%, from the first quarter a year ago, primarily due to lower professional services expense partially offset by higher occupancy expense. Professional services expense decreased $62,000, primarily reflecting lower fees for professional services as a result of the deferral of certain Sarbanes-Oxley compliance requirements for small businesses. Partially offsetting this decrease was a $17,000 increase in occupancy expense resulting from office building maintenance expenses.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At March 31, 2006, assets totaled $285.5 million, down $6.8 million, or 2.32%, from year-end 2005. Net loans receivable decreased $1.2 million, or 0.51%, from year-end 2005. Loan originations were $9.3 million for the quarter ended March 31, 2006 compared to $6.6 million for the same period in 2005. Loan purchases totaled $4.9 million for the quarter ended March 31, 2006 compared to $10.3 million for the same period in 2005. Loan repayments amounted to $15.1 million for the quarter ended March 31, 2006 compared to $17.9 million for the same period in 2005.

Deposits totaled $207.6 million at March 31, 2006, down $1.9 million, or 0.91%, from year-end 2005. During the first quarter of 2006, core deposits (NOW, demand, money market and passbook accounts) decreased $1.5 million, while certificates of deposit decreased $0.4 million. At March 31, 2006, core deposits represented 48.16% of total deposits compared to 48.45% at December 31, 2005 and 49.15% at March 31, 2005.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Since the end of 2005, Federal Home Loan Bank advances decreased $4.7 million, or 8.36%, to $51.8 million at March 31, 2006. The Company was able to repay Federal Home Loan Bank advances during the first quarter of 2006 primarily with excess funds from loan and mortgage-backed securities repayments. During the period, the Company utilized overnight advances from the Federal Home Loan Bank to supplement liquidity.

Allowance for Loan Losses

No addition to the allowance for loan losses was made during the first quarter of 2006 compared to $10,000 of provision a year ago. The allowance for loan losses was $1.5 million, or 0.64% of total gross loans receivable, at March 31, 2006 and December 31, 2005.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of March 31, 2006, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, totaled $35,000, or 0.01% of total assets, at March 31, 2006, unchanged from year-end 2005. Non-accrual loans at March 31, 2006 consisted of a $35,000 unsecured consumer loan. The Bank’s non-performing assets to total assets ratio was 0.01% at both March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended March 31, 2006, the Company’s annualized return on average equity increased to 9.13% compared to 8.94% for the same period in 2005. This was primarily attributable to the increase in net earnings in 2006. The annualized return on average assets also increased to 0.54% for the quarter ended March 31, 2006 compared to 0.48% for the same period in 2005. The annualized ratio of non-interest expense to average assets improved to 2.78% for the three months ended March 31, 2006 compared to 2.85% for the same period in 2005, reflecting growth in average assets and decline in non-interest expense. The efficiency ratio improved to 75.57% in first quarter 2006 compared to 77.81% in first quarter 2005, reflecting lower non-interest expenses compared to revenues for the first quarter of 2006 as compared to the same period in 2005.

Income Taxes

The Company’s effective tax rate was approximately 39.94% for the quarter ended March 31, 2006, compared to 40.00% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of the Company’s common stock to Cathay General Bancorp during the second quarter of 2004. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, Federal Home Loan Bank advances, and to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Since December 31, 2005, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, including the Company’s audited financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2006, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2006
Tangible ratio	1.50%	N/A	7.78%
Leverage ratio	4.00%	5.00%	7.78%
Tier 1 Risk-based ratio	4.00%	6.00%	11.87%
Total Risk-based ratio	8.00%	10.00%	12.63%

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to March 31, 2006.

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

Date:	May 15, 2006	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer Broadway Financial Corporation

Date:	May 15, 2006	By:	/s/ Sam Sarpong
Sam Sarpong Chief Financial Officer Broadway Financial Corporation