Form 10QSB
period 2006-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2006-08-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,615,674 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
	(dollars in thousands)
Assets
Cash	$6,158	$5,386
Federal funds sold	—	4,400

Cash and cash equivalents	6,158	9,786
Securities held to maturity (fair value of $39,019 at June 30, 2006 and $44,494 at December 31, 2005)	40,319	45,369
Loans receivable, net of allowance of $1,504 and $1,455	227,360	226,542
Accrued interest receivable	1,228	1,241
Federal Home Loan Bank (FHLB) stock, at cost	2,839	3,332
Office properties and equipment, net	5,376	5,459
Other assets	768	565

Total assets	$284,048	$292,294

Liabilities and stockholders’ equity
Deposits	$207,633	$209,464
Federal Home Loan Bank advances	47,830	56,513
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	549	559
Deferred income taxes	1,297	1,229
Other liabilities	1,600	1,752

Total liabilities	264,909	275,517

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2006 and 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2005	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at June 30, 2006 and 1,868,942 shares at December 31, 2005; outstanding 1,613,971 shares at June 30, 2006 and 1,554,610 shares at December 31, 2005	20	19
Additional paid-in capital	12,957	10,296
Retained earnings-substantially restricted	11,466	10,842
Treasury stock-at cost, 399,971 shares at June 30, 2006 and 314,332 shares at December 31, 2005	(5,306)	(4,382)

Total stockholders’ equity	19,139	16,777

Total liabilities and stockholders’ equity	$284,048	$292,294

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest on loans receivable	$3,679	$3,381	$7,195	$6,739
Interest on mortgage-backed securities	430	460	896	703
Interest on investment securities	18	18	36	53
Other interest income	97	80	191	183

Total interest income	4,224	3,939	8,318	7,678

Interest on deposits	1,285	1,095	2,474	2,107
Interest on borrowings	542	536	1,105	1,007

Total interest expense	1,827	1,631	3,579	3,114

Net interest income before provision for (recovery of) loan losses	2,397	2,308	4,739	4,564
Provision for (recovery of) loan losses	49	(17)	49	(7)

Net interest income after provision for (recovery of) loan losses	2,348	2,325	4,690	4,571

Non-interest income:
Service charges	287	189	555	499
Gain on sale of loans held for sale	—	5	—	5
Gain on sale of securities	—	6	12	21
Other	53	56	75	89

Total non-interest income	340	256	642	614

Non-interest expense:
Compensation and benefits	1,223	1,161	2,437	2,373
Occupancy expense, net	309	282	619	575
Information services	153	156	304	308
Professional services	146	136	225	277
Office services and supplies	122	115	226	211
Other	163	197	303	337

Total non-interest expense	2,116	2,047	4,114	4,081

Earnings before income taxes	572	534	1,218	1,104
Income taxes	228	217	486	445

Net earnings	$344	$317	$732	$659

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$—	$—	$—	$(8)
Reclassification of realized net loss included in net earnings	—	—	—	20
Income tax effect	—	—	—	(5)

Other comprehensive income, net of tax	—	—	—	7

Comprehensive earnings	$344	$317	$732	$666

Net earnings	$344	$317	$732	$659
Dividends paid on preferred stock	(29)	(19)	(49)	(38)

Earnings available to common shareholders	$315	$298	$683	$621

Earnings per share-basic	$0.20	$0.20	$0.44	$0.41

Earnings per share-diluted	$0.19	$0.19	$0.41	$0.39

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net earnings	$732	$659
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	169	202
Net amortization (accretion) of premiums (discounts) on loans purchased	19	10
Net amortization of deferred loan origination costs (fees)	20	(90)
Net amortization of premiums on mortgage-backed securities	71	71
ESOP expense	—	56
Stock-based compensation expense	52	—
Gain on sale of securities	(12)	(21)
Gain on sale of loans held for sale	—	(5)
FHLB stock dividends	(78)	(56)
Provision for (recovery of) loan losses	49	(7)
Loans receivable originated for sale	—	(2,875)
Proceeds from sale of loans receivable held for sale	—	1,005
Changes in operating assets and liabilities:
Accrued interest receivable	13	(144)
Other assets	(102)	(216)
Deferred income taxes	68	—
Other liabilities	(152)	(167)

Net cash provided by (used in) operating activities	849	(1,578)

Cash flows from investing activities:
Net change in loans receivable	8,631	14,416
Purchase of loans receivable	(9,537)	(10,272)
Purchases of mortgage-backed securities held-to-maturity	—	(27,955)
Proceeds from sale of investment securities available for sale	—	3,972
Proceeds from sale of mortgage-backed securities held-to-maturity	451	1,071
Principal repayments on mortgage-backed securities held-to-maturity	4,540	2,938
Purchase of Federal Home Loan Bank stock	—	(240)
Proceeds from redemption of Federal Home Loan Bank stock	571	—
Capital expenditures for office properties and equipment	(86)	(83)

Net cash provided by (used in) investing activities	4,570	(16,153)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,831)	12,336
Advances from the Federal Home Loan Bank	13,800	24,000
Principal repayments on advances from Federal Home Loan Bank	(22,483)	(15,534)
Preferred stock issued	962	—
Common stock issued	1,648	—
Common and Preferred dividends paid	(209)	(190)
Reissuance of treasury stock	5	—
Purchases of treasury stock	(929)	—
Change in advance payments by borrowers for taxes and insurance	(10)	16

Net cash (used in) provided by financing activities	(9,047)	20,628

Net (decrease) increase in cash and cash equivalents	(3,628)	2,897
Cash and cash equivalents at beginning of period	9,786	7,498

Cash and cash equivalents at end of period	$6,158	$10,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,264	$3,094

Cash paid for income taxes	$585	$505

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$—	$3,020

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2006

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2006 and December 31, 2005, the results of their operations and comprehensive earnings for the three and six months ended June 30, 2006 and 2005 and their cash flows for the six months ended June 30, 2006 and 2005. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2005 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentations.

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

On January 1, 2006, the Company adopted SFAS 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires that tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash flows.

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

June 30, 2006

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$576	$(33)	$543	$1,221	$(52)	$1,169
Income taxes	241	(13)	228	507	(21)	486

Net earnings available to common shareholders	$335	(20)	$315	$714	(31)	$683

Basic earnings per share	$.21	$(.01)	$.20	$.46	$(.02)	$.44

Diluted earnings per share	$.20	$(.01)	$.19	$.43	$(.02)	$.41

The following table illustrates the effect on net earnings available to common shareholders and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2005.

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$515	$(23)	$492	$1,066	$(35)	$1,031
Income taxes	217	(9)	208	445	(14)	431

Net earnings available to common shareholders	$298	(14)	$284	$621	(21)	$600

Basic earnings per share	$.20	$(.01)	$.19	$.41	$(.01)	$.40

Diluted earnings per share	$.19	$(.01)	$.18	$.39	$(.01)	$.38

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,561,213 and 1,515,575 shares for the three months ended June 30, 2006 and 2005, and 1,557,946 and 1,514,389 shares for the six months ended June 30, 2006 and 2005, respectively). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,701,864 and 1,586,048 shares for the three months ended June 30, 2006 and 2005, and 1,665,161 and 1,588,393 shares for the six months ended June 30, 2006 and 2005, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2006

NOTE (4) – Stock Based Compensation

The Company has established incentive stock option plans for its directors and employees and has reserved 316,721 shares of common stock for issuance under the plans. A total of 283,551 shares are reserved for employees and 33,170 shares are reserved for directors. As of June 30, 2006, 297,490 options (282,234 for employees and 15,256 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under it’s incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	223,031	$6.43	$2.31	223,031	$6.43	$2.31
Forfeited or cancelled	(541)	6.68	1.94	(541)	6.68	1.94
Exercised	—	—	—	—	—	—
Granted	75,000	10.73	3.86	75,000	10.73	3.86

Options outstanding, end of period	297,490	$7.51	$2.70	297,490	$7.51	$2.70

Options exercisable, end of period	165,958	$5.97	$2.24	165,958	$5.97	$2.24

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $970,000. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $785,000.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2006

Options outstanding at June 30, 2006 were as follows:

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$4.34	22,487	4.4	22,487	$4.34
$5.10	71,020	1.2	71,020	5.10
$6.68	106,987	6.1	62,111	6.68
$8.19	1,784	6.2	1,070	8.19
$10.25	15,000	9.9	—	10.25
$10.49	8,428	6.7	4,914	10.49
$10.85	60,000	9.8	—	10.85
$11.99	1,784	8.1	356	11.99
$13.11	10,000	7.8	4,000	13.11

Outstanding at period end	297,490	5.8	165,958	$5.97

The Company granted 75,000 options during the second quarter of 2006 and there were no options granted during the second quarter of 2005. The compensation cost to be recognized for stock options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$68
2007	112
2008	72
2009	62

Total	$314

NOTE (5) – Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At June 30, 2006, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the second quarter of 2006 were $344,000, or $0.19 per diluted share, up 8.52% when compared with net earnings of $317,000, or $0.19 per diluted share, in the second quarter of 2005. The increase in second quarter net earnings primarily reflects improved net interest margin and higher non-interest income.

Net Interest Income

Net interest income before provision for loan losses of $2.4 million in the second quarter of 2006 was up $89,000, or 3.86%, from the second quarter a year ago. Despite a lower level of average interest-earning assets, the increase in net interest margin resulted in higher net interest income during the current quarter. Interest-earning assets averaged $278.2 million in the current quarter, down 2.52% from the same period a year ago. Net interest margin improved 22 basis points to 3.45% in the current quarter from 3.23% a year ago. The net interest rate spread improved 17 basis points to 3.31% in the current quarter from 3.14% a year ago. The increase in the net interest rate spread was primarily due to the increase in the overall yield of our loan portfolio resulting from new and renewing loans priced at higher rates because of increases in interest rates. The increase in the overall yield on loans was partially offset by the increase in interest rates paid on deposits and borrowings. The market for deposits remained competitive throughout the second quarter resulting in higher rates paid for interest-bearing deposits. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) at June 30, 2006 was 3.96% compared to 3.66% at June 30, 2005, an increase of 30 basis points.

For the first half of 2006, net interest income before provision for loan losses totaled $4.7 million, up $175,000, or 3.83%, from a year ago, primarily reflecting improved net interest margin.

Provision for Loan Losses

During the second quarter of 2006, provision for loan losses amounted to $49,000 compared to $17,000 of provision recovery a year ago. The $49,000 loan loss provision was primarily due to the increase in our commercial loan portfolio.

For the first half of 2006, provision for loan losses totaled $49,000 compared to a $7,000 provision recovery in the year-ago period.

Non-interest Income

Non-interest income totaled $340,000 in the second quarter of 2006, up $84,000, or 32.81%, from the second quarter a year ago. The increase is primarily due to higher loan prepayment fees and higher deposit-related fees in the second quarter of 2006 compared to same quarter in 2005. Additionally, service charge income for the three and six months ended June 30, 2005 was negatively impacted by the reversal of $40,000 and $31,000 of loan prepayment penalty fees which were recognized as income in prior periods. Loan prepayment fees totaled $59,000 in the second quarter of 2006 compared to $3,000 a year ago. Deposit-related fees totaled $186,000 in the second quarter of 2006 compared to $167,000 a year ago, an increase of $19,000, primarily in NSF fees.

For the first half of 2006, non-interest income totaled $0.6 million, up $28,000, or 4.56%, from a year ago. The increase primarily reflected higher service charge income.

Non-interest Expense

Non-interest expense totaled $2.1 million in the second quarter of 2006, up $69,000, or 3.37%, from the second quarter a year ago, primarily due to higher compensation and benefits and occupancy expenses. Compensation and benefits expense increased $62,000, with the adoption of FAS123R and the addition of a Chief Operating Officer to our executive management. Occupancy expense increased $27,000 primarily due to office repairs and maintenance work. Partially offsetting these increases was lower bad debt expense, included in other non-interest expense.

For the first half of 2006, non-interest expense totaled $4.1 million, up $33,000, or 0.81%, from a year ago, primarily reflecting higher compensation and benefits expense and higher occupancy expense.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At June 30, 2006, assets totaled $284.0 million, down $8.2 million, or 2.82%, from year-end 2005. During the first half of 2006, loan originations and loan purchases were offset by a high level of loan prepayments resulting in a slight increase of $0.8 million in net loans receivable from year-end 2005. In addition, investment in federal funds sold decreased $4.4 million and securities held to maturity decreased $5.1 million. The cash was utilized to fund deposit outflows and repay borrowings.

Loan originations were $23.7 million for the six months ended June 30, 2006 compared to $18.1 million for the same period in 2005. Loan purchases totaled $9.5 million for the six months ended June 30, 2006 compared to $10.3 million for the same period in 2005. Loan repayments amounted to $32.3 million for the six months ended June 30, 2006 compared to $31.0 million for the same period in 2005.

Deposits totaled $207.6 million at June 30, 2006, down $1.8 million, or 0.87%, from year-end 2005. During the first six months of 2006, core deposits (NOW, demand, money market and passbook accounts) decreased $3.7 million, while certificates of deposit increased $1.9 million. At June 30, 2006, core deposits represented 47.08% of total deposits compared to 48.45% at December 31, 2005 and June 30, 2005.

Since the end of 2005, FHLB borrowings decreased $8.7 million, or 15.36%, to $47.8 million at June 30, 2006, as a result of lower loan growth financing needs. The Company was able to repay Federal Home Loan Bank advances during the second quarter of 2006 primarily with excess funds from loan and mortgage-backed securities repayments. During the period, the Company utilized overnight advances from the Federal Home Loan Bank to supplement liquidity.

Allowance for Loan Losses

The allowance for loan losses was $1.5 million, or 0.66% of total gross loans receivable at June 30, 2006, compared to $1.5 million, or 0.64% of total gross loans receivable at year-end 2005.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of June 30, 2006, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, totaled $111,000 at June 30, 2006 compared to $35,000 at December 31, 2005, or 0.04% and 0.01% of total assets, at those respective dates. Non-accrual loans at June 30, 2006 consisted of a $76,000 loan secured by a single-family dwelling and a $35,000 unsecured consumer loan. At June 30, 2006 and December 31, 2005, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended June 30, 2006, the Company’s annualized return on average equity decreased to 7.50% compared to 8.12% for the same period in 2005. This was primarily attributable to the increase in average equity in 2006, resulting from Cathay General Bancorp’s investment in the Company’s common stock and the issuance of Series C preferred stock during the second quarter of 2006. The annualized return on average assets increased to 0.48% for the quarter ended June 30, 2006 compared to 0.43% for the same period in 2005. The efficiency ratio improved to 77.31% in second quarter 2006 compared to 79.84% in second quarter 2005, reflecting higher revenues for the second quarter of 2006 as compared to the same period in 2005.

Income Taxes

The Company’s effective tax rate was approximately 39.86% for the quarter ended June 30, 2006, compared to 40.64% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002 and in the second quarter of 2006, the junior subordinated debentures issued during the first quarter of 2004 and the sale of 70,000 shares of common stock to Cathay General Bancorp during the second quarter of 2004 and 145,000 shares of common stock during the second quarter of 2006. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2006, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2006
Tangible ratio	1.50%	N/A	7.99%
Leverage ratio	4.00%	5.00%	7.99%
Tier 1 Risk-based ratio	4.00%	6.00%	12.02%
Total Risk-based ratio	8.00%	10.00%	12.80%

ITEM 3.	CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to June 30, 2006.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2006, Broadway Financial Corporation, the holding company of Broadway Federal Bank, entered into a Preferred Stock Purchase Agreement with National Community Investment Fund (NCIF) to sell to NCIF 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock at a price of $13.00 per share. The preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. The Preferred Stock Purchase Agreement is included as exhibit 10.1.

The Series C Preferred Stock was sold without registration with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 21, 2006 for the following purposes:

(a) To elect three directors to serve until the Annual Meeting to be held in the year 2009 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Paul C. Hudson, Kellogg Chan and Rick McGill to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. Paul C. Hudson
For	1,107,596
Against	162
Abstain	24,962

Mr. Kellogg Chan
For	1,103,722
Against	1,000
Abstain	27,998

Mr. Rick McGill
For	1,103,722
Against	1,000
Abstain	27,998

(b) To ratify the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors for 2006.

At the meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors based upon 1,120,572 shares voting “for”, 2,000 shares voting “against” and 10,148 shares abstaining.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 10.1	–	Preferred Stock Purchase Agreement between Broadway Financial Corporation and National Community Investment Fund. Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on April 5, 2006.

Exhibit 31.1	–	CEO Certification pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	–	CFO Certification pursuant to Rules 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	–	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer
Broadway Financial Corporation

Date: August 14, 2006	By:	/s/ Sam Sarpong
Sam Sarpong
Chief Financial Officer
Broadway Financial Corporation