Form 10QSB
period 2006-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2006-11-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,625,415 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
	(dollars in thousands)
Assets
Cash	$4,304	$5,386
Federal funds sold	600	4,400

Cash and cash equivalents	4,904	9,786
Securities held to maturity (fair value of $37,564 at September 30, 2006 and $44,494 at December 31, 2005)	38,290	45,369
Loans receivable, net of allowance of $1,521 and $1,455	230,396	226,542
Accrued interest receivable	1,337	1,241
Federal Home Loan Bank (FHLB) stock, at cost	2,664	3,332
Office properties and equipment, net	5,323	5,459
Other assets	1,019	565

Total assets	$283,933	$292,294

Liabilities and stockholders’ equity
Deposits	$210,388	$209,464
Federal Home Loan Bank advances	43,663	56,513
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	913	559
Deferred income taxes	1,060	1,229
Other liabilities	2,483	1,752

Total liabilities	264,507	275,517

Stockholders’ Equity:
Preferred non-convertible, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2006 and 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2005	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at September 30, 2006 and 1,868,942 shares at December 31, 2005; outstanding 1,625,415 shares at September 30, 2006 and 1,554,610 shares at December 31, 2005	20	19
Additional paid-in capital	12,845	10,296
Retained earnings-substantially restricted	11,713	10,842
Treasury stock-at cost, 388,527 shares at September 30, 2006 and 314,332 shares at December 31, 2005	(5,154)	(4,382)

Total stockholders’ equity	19,426	16,777

Total liabilities and stockholders’ equity	$283,933	$292,294

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest on loans receivable	$3,823	$3,436	$11,018	$10,175
Interest on mortgage-backed securities	410	432	1,306	1,135
Interest on investment securities	22	19	58	72
Other interest income	101	126	292	309

Total interest income	4,356	4,013	12,674	11,691

Interest on deposits	1,427	1,157	3,901	3,264
Interest on borrowings	516	615	1,621	1,622

Total interest expense	1,943	1,772	5,522	4,886

Net interest income before provision for loan losses	2,413	2,241	7,152	6,805
Provision for loan losses	21	57	70	50

Net interest income after provision for loan losses	2,392	2,184	7,082	6,755

Non-interest income:
Service charges	301	380	856	879
Gain on sale of loans held for sale	—	—	—	5
Gain on sale of securities	—	—	12	21
Other	11	38	86	127

Total non-interest income	312	418	954	1,032

Non-interest expense:
Compensation and benefits	1,218	1,152	3,655	3,525
Occupancy expense, net	291	288	910	863
Information services	181	156	485	464
Professional services	100	55	325	332
Office services and supplies	105	108	331	319
Other	205	189	508	526

Total non-interest expense	2,100	1,948	6,214	6,029

Earnings before income taxes	604	654	1,822	1,758
Income taxes	242	261	728	706

Net earnings	$362	$393	$1,094	$1,052

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	$—	$—	$—	$(8)
Reclassification of realized net loss included in net earnings	—	—	—	20
Income tax effect	—	—	—	(5)

Other comprehensive income, net of tax	—	—	—	7

Comprehensive earnings	$362	$393	$1,094	$1,059

Net earnings	$362	$393	$1,094	$1,052
Dividends paid on preferred stock	(35)	(20)	(83)	(58)

Earnings available to common shareholders	$327	$373	$1,011	$994

Earnings per share-basic	$0.20	$0.25	$0.64	$0.66

Earnings per share-diluted	$0.19	$0.23	$0.60	$0.63

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,094	$1,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	250	304
Net amortization (accretion) of premiums (discounts) on loans purchased	16	9
Net amortization of deferred loan origination costs (fees)	51	51
Net amortization of premiums on mortgage-backed securities	98	116
ESOP expense	—	84
Stock-based compensation expense	71	—
Gain on sale of securities	(12)	(21)
Gain on sale of loans held for sale	—	(5)
FHLB stock dividends	(117)	(89)
Provision for loan losses	70	50
Loans receivable originated for sale	—	(4,875)
Proceeds from sale of loans receivable held for sale	—	3,005
Changes in operating assets and liabilities:
Accrued interest receivable	(96)	(193)
Other assets	(353)	(4)
Deferred income taxes	(169)	—
Other liabilities	731	828

Net cash provided by operating activities	1,634	312

Cash flows from investing activities:
Net change in loans receivable	5,546	23,301
Purchase of loans receivable	(9,537)	(20,257)
Purchases of mortgage-backed securities held-to-maturity	—	(35,857)
Proceeds from sale of investment securities available for sale	—	3,972
Proceeds from sale of mortgage-backed securities held-to-maturity	451	1,071
Principal repayments on mortgage-backed securities held-to-maturity	6,542	5,574
Purchase of Federal Home Loan Bank stock	—	(379)
Proceeds from redemption of Federal Home Loan Bank stock	785	—
Capital expenditures for office properties and equipment	(114)	(125)

Net cash provided by (used in) investing activities	3,673	(22,700)

Cash flows from financing activities:
Net increase in deposits	924	16,186
Advances from the Federal Home Loan Bank	19,800	32,000
Principal repayments on advances from Federal Home Loan Bank	(32,650)	(26,164)
Preferred stock issued	905	—
Common stock issued	1,644	—
Common and Preferred dividends paid	(324)	(286)
Reissuance of treasury stock	19	—
Purchases of treasury stock	(929)	—
Stock options exercised, net of tax benefits	68	—
Change in advance payments by borrowers for taxes and insurance	354	412

Net cash (used in) provided by financing activities	(10,189)	22,148

Net decrease in cash and cash equivalents	(4,882)	(240)
Cash and cash equivalents at beginning of period	9,786	7,498

Cash and cash equivalents at end of period	$4,904	$7,258

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,470	$4,804

Cash paid for income taxes	$992	$660

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable held for sale to loans receivable, net	$—	$3,020

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2006

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2006 and December 31, 2005, the results of their operations and comprehensive earnings for the three and nine months ended September 30, 2006 and 2005 and their cash flows for the nine months ended September 30, 2006 and 2005. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2005 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2006

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$588	$(19)	$569	$1,810	$(71)	$1,739
Income taxes	250	(8)	242	756	(28)	728

Net earnings available to common shareholders	$338	(11)	$327	$1,054	(43)	$1,011

Basic earnings per share	$.21	$(.01)	$.20	$.67	$(.03)	$.64

Diluted earnings per share	$.19	$(.00)	$.19	$.62	$(.02)	$.60

The following table illustrates the effect on net earnings available to common shareholders and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2005.

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$634	$6	$640	$1,700	$(28)	$1,672
Income taxes	261	2	263	706	(11)	695

Net earnings available to common shareholders	$373	4	$377	$994	(17)	$977

Basic earnings per share	$.25	$(.00)	$.25	$.66	$(.02)	$.64

Diluted earnings per share	$.23	$.01	$.24	$.63	$(.01)	$.62

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,620,451 and 1,517,961 shares for the three months ended September 30, 2006 and 2005, and 1,579,010 and 1,515,592 shares for the nine months ended September 30, 2006 and 2005, respectively). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,762,859 and 1,587,759 shares for the three months ended September 30, 2006 and 2005, and 1,698,640 and 1,588,425 shares for the nine months ended September 30, 2006 and 2005, respectively).

NOTE (3) – Cash and Cash Equivalents

For purposes of reporting cash flows in the “Consolidated Statements of Cash Flows”, cash and cash equivalents include cash and federal funds sold.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2006

NOTE (4) – Stock Based Compensation

The Company has established incentive stock option plans for its directors and employees and has reserved 307,201 shares of common stock for issuance under the plans, net of options that have been exercised. A total of 274,031 shares are reserved for employees and 33,170 shares are reserved for directors. As of September 30, 2006, 279,476 options (264,220 for employees and 15,256 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. As of September 30, 2006, 27,725 options remain available for future option grants.

The Company can issue incentive stock options and nonqualified stock options under its incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	297,490	$7.51	$2.70	223,031	$6.43	$2.31
Forfeited or cancelled	(8,494)	6.68	1.94	(9,035)	6.68	1.94
Exercised	(9,520)	5.01	1.79	(9,520)	5.01	1.79
Granted	—	—	—	75,000	10.73	3.86

Options outstanding, end of period	279,476	$7.62	$2.75	279,476	$7.62	$2.75

Options exercisable, end of period	179,590	$6.13	$2.23	179,590	$6.13	$2.23

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $854,000. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $796,000.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2006

Options outstanding at September 30, 2006 were as follows:

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$4.34	15,708	4.1	15,708	$4.34
$5.10	71,020	1.0	71,020	5.10
$6.68	95,752	5.8	81,808	6.68
$8.19	1,784	6.0	1,427	8.19
$10.25	15,000	9.6	—	10.25
$10.49	8,428	6.5	4,914	10.49
$10.85	60,000	9.5	—	10.85
$11.99	1,784	7.8	713	11.99
$13.11	10,000	7.6	4,000	13.11

Outstanding at period end	279,476	5.6	179,590	$6.13

There were no options granted during the third quarter of 2006 and 2005. The compensation cost to be recognized for stock options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$31
2007	112
2008	72
2009	62

Total	$277

NOTE (5) – Recent Accounting Pronouncements

FIN 48—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

SAB 108 – In September 2006, the SEC released SAB 108. SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. The Company has not completed its evaluation of the impact of the adoption of SAB 108.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At September 30, 2006, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the third quarter of 2006 were $362,000, or $0.19 per diluted share, down $31,000, or 7.89%, when compared with net earnings of $393,000, or $0.23 per diluted share, in the third quarter of 2005. The decrease in third quarter net earnings primarily reflects lower non-interest income and higher non-interest expense, which were partially offset by higher net interest income resulting from improved net interest margin.

For the first nine months of 2006, net earnings totaled $1.09 million, or $0.60 per diluted share, up $42,000, or 3.99%, when compared with net earnings of $1.05 million, or $0.63 per diluted share, for the first nine months of 2005.

Net Interest Income

Net interest income before provision for loan losses of $2.4 million in the third quarter of 2006 was up $172,000, or 7.68%, from the third quarter a year ago. Despite a lower level of average interest-earning assets, the increase in net interest margin resulted in higher net interest income during the current quarter. Interest-earning assets averaged $275.1 million in the current quarter, down 6.04% from the same period a year ago. However, net interest margin improved 45 basis points to 3.51% in the current quarter from 3.06% a year ago. The net interest rate spread improved 38 basis points to 3.34% in the current quarter from 2.96% a year ago. The increase in the net interest rate spread was primarily due to the increase in the overall yield of our loan portfolio resulting from new and renewing loans priced at higher rates because of increases in interest rates. The annualized yield on loans improved 89 basis points to 6.72% in the third quarter of 2006 from 5.83% for the same period in 2005. The increase in loan yield was partially offset by the increase in interest rates paid on deposits and borrowings. The annualized weighted average cost of deposits increased 53 basis points to 2.73% in the third quarter of 2006 compared to 2.20% for the same period in 2005. The increase was the result of the increase in short-term interest rates during 2006, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The market for deposits remained competitive throughout the third quarter resulting in higher rates paid for interest-bearing deposits. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) for the third quarter of 2006 was 3.99% compared to 3.63% for the third quarter of 2005, an increase of 36 basis points.

For the first nine months of 2006, net interest income before provision for loan losses totaled $7.2 million, up $347,000, or 5.10%, from a year ago, primarily reflecting improved net interest margin.

Provision for Loan Losses

During the third quarter of 2006, provision for loan losses amounted to $21,000 compared to $57,000 of provision a year ago. The $21,000 loan loss provision was primarily due to the increase in our commercial loan portfolio.

For the first nine months of 2006, provision for loan losses totaled $70,000 compared to $50,000 of provision in the year-ago period.

Non-interest Income

Non-interest income totaled $312,000 in the third quarter of 2006, down $106,000, or 25.36%, from the third quarter a year ago. The decrease was primarily due to lower loan prepayment fees partially offset by higher retail banking fees in the third quarter of 2006 as compared to the same quarter in 2005. Loan prepayment fees totaled $29,000 in the third quarter of 2006 compared to $180,000 a year ago. Retail banking fees totaled $245,000 in the third quarter of 2006 compared to $171,000 a year ago, an increase of $74,000, which was primarily attributable to rate increases in overdraft, non-sufficient fund and negative balance fees.

For the first nine months of 2006, non-interest income totaled $954,000, down $78,000, or 7.56%, from a year ago. The decrease primarily reflected lower loan prepayment fees partially offset by higher retail banking fees.

Non-interest Expense

Non-interest expense totaled $2.1 million in the third quarter of 2006, up $152,000, or 7.80%, from the third quarter a year ago, primarily due to increases in compensation and benefits, information services and professional services costs. Compensation and benefits expense increased $66,000, as we added experienced management and staff in the administration and loan origination departments. The adoption of SFAS No.123R and the Salary Continuation Plan for our Chief Executive Officer also contributed to higher compensation and benefits expense. Information services expense increased $25,000 primarily due to online banking and a change in our item processing provider. Professional services expense increased $45,000 as we hired consultants to execute our core deposit gathering initiative and develop niche marketing strategy analysis. Additionally, professional services expense for the year ago quarter was positively impacted by the reversal of $40,000 of accrued consulting fees, which were no longer expected to be incurred.

For the first nine months of 2006, non-interest expense totaled $6.2 million, up $185,000, or 3.07%, from a year ago, primarily reflecting higher compensation and benefits expense and higher occupancy expense.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At September 30, 2006, assets totaled $283.9 million, down $8.4 million, or 2.86%, from year-end 2005. Securities held to maturity decreased $7.1 million, or 15.60%, and cash and cash equivalents decreased $4.9 million, or 49.89%. The funds received from repayments of securities, along with the decrease in cash and cash equivalents, were redeployed into higher yielding loans and to repay $12.9 million of borrowings.

During the first nine months of 2006, net loans receivable increased $3.9 million, or 1.70%, as loan originations and loan purchases exceeded loan repayments. Loan originations were $36.7 million for the nine months ended September 30, 2006 compared to $30.3 million for the same period in 2005. Loan purchases totaled $9.5 million for the nine months ended September 30, 2006 compared to $20.3 million for the same period in 2005. Loan repayments amounted to $42.4 million for the nine months ended September 30, 2006 compared to $49.4 million for the same period in 2005.

Deposits totaled $210.4 million at September 30, 2006, up $0.9 million, or 0.44%, from year-end 2005. During the first nine months of 2006, core deposits (NOW, demand, money market and passbook accounts) decreased $3.7 million, while certificates of deposit increased $4.6 million. The deposit flows trend toward certificates of deposit as customers gained greater acceptance of market rates offered on time deposit accounts. At September 30, 2006, core deposits represented 46.48% of total deposits compared to 48.45% at December 31, 2005 and 47.08% at June 30, 2006.

Since the end of 2005, FHLB borrowings decreased $12.9 million, or 22.74%, to $43.7 million at September 30, 2006, as a result of lower loan growth financing needs. The Company was able to repay Federal Home Loan Bank advances during 2006 primarily with excess funds from loan and mortgage-backed securities repayments. During the period, the Company utilized overnight advances from the Federal Home Loan Bank to supplement liquidity.

Allowance for Loan Losses

The allowance for loan losses was $1.5 million, or 0.66% of total gross loans receivable at September 30, 2006, compared to $1.5 million, or 0.64% of total gross loans receivable at year-end 2005.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of September 30, 2006, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

The Company maintained its excellent asset quality with total non-performing assets of $14,000, or 0.01% of total gross loans at September 30, 2006 compared to $35,000, or 0.02% of total gross loans at December 31, 2005. Non-accrual loans at September 30, 2006 consisted of two loans secured by single-family dwellings. At September 30, 2006 and December 31, 2005, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended September 30, 2006, the Company’s annualized return on average equity decreased to 7.50% compared to 9.93% for the same period in 2005. In addition to lower profitability, the issuance of Series C preferred stock during the second quarter of 2006 and the sale of 145,000 shares of the Company’s Common Stock to Cathay General Bancorp impacted this ratio.

The 7.89% decline in net income exceeded the 5.99% decline in average assets from $301.2 million in the third quarter of 2005 to $283.1 million in the third quarter of 2006, causing the annualized return on average assets to decline from 0.52% for the quarter ended September 30, 2005 to 0.51% for the quarter ended September 30, 2006.

The efficiency ratio increased to 77.06% in third quarter 2006 compared to 73.26% in third quarter 2005, reflecting higher non-interest expense for the third quarter of 2006 as compared to the same period in 2005.

Income Taxes

The Company’s effective tax rate was approximately 40.07% for the quarter ended September 30, 2006, compared to 39.91% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2006, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2006
Tangible ratio	1.50%	N/A	8.17%
Leverage ratio	4.00%	5.00%	8.17%
Tier 1 Risk-based ratio	4.00%	6.00%	11.87%
Total Risk-based ratio	8.00%	10.00%	12.63%

Forward-Looking Statements

Certain matters discussed in this news release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations regarding the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding strategic objectives. These forward-looking statements are based upon current management expectations, and involve risks and uncertainties. Actual results or performance may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the real estate market, competitive conditions in the business and geographic areas in which the Company conducts its business, regulatory actions or changes and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to September 30, 2006.

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

Date: November 13, 2006	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer Broadway Financial Corporation

Date: November 13, 2006	By:	/s/ Sam Sarpong
Sam Sarpong
Chief Financial Officer Broadway Financial Corporation