Form 10KSB
period 2006-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2007-03-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [X]

State issuer’s revenues for its most recent fiscal year: $18,600,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $15,301,000, based on the average bid and asked price of such common equity, as of March 16, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2007: 1,637,415 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):  Yes  [    ]    No [X]

i

For ward-Looking Statements

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, and demographics of our lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred by us, the level of our loss reserves and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and commercial real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including “Management’s Discussion and Analysis or Plan of Operation.”

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

Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. We conduct our business from three banking offices in Los Angeles, one banking office located in the nearby City of Inglewood and a loan production office in the City of Irvine. Our executive offices are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about us can visit our website at www.broadwayfederalbank.com.

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

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation.”

At December 31, 2006, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

The Los Angeles metropolitan area is a highly competitive market in which we face significant competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in our market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger and have greater financial resources than we are, and many have a regional, statewide or national presence. We believe that this competition has increased substantially, particularly with respect to one-to four-family and multi-family residential lending activities. Many larger institutions, able to accept lower returns on loans in our market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “Regulation-Community Reinvestment Act.”

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

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on multi-family residential properties and commercial real estate properties. We also make one- to four-family residential loans, church loans, construction loans, loans to sports franchises, commercial business loans and consumer loans. We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2006, approximately 94% of our mortgage loans had adjustable rates. Although we have continued to originate fixed rate mortgage loans in response to customer demand, and our strategy is to have a portion of our interest earning assets be assets that do not reprice regularly, a large portion of the fixed rate mortgage loans we originate that are eligible for purchase by FNMA and the FHLMC (“conforming loans”) and some of our ARMs and hybrid ARMs are sold in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2006, we had no loans held for sale.

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

Multi-Family and Commercial Real Estate Lending. We focus our lending efforts primarily on the origination of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings or by properties used for business or religious purposes, such as small office buildings, health care facilities, retail facilities and church buildings located in our primary market area. Most loans are originated with maturities of up to 30 years. Multi-family loans amounted to $131.3 million and $154.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006, multi-family loans represented 52% of our gross loan portfolio, compared to 67% at December 31, 2005. Of the multi-family residential mortgage loans outstanding at December 31, 2006, 2% were fixed rate loans and 98% were ARMs. Our largest multi-family loan at December 31, 2006, had an outstanding balance of $1.6 million and is secured by a 75-unit property located in Van Nuys, California. Our ten largest multi-family loans at December 31, 2006, aggregated $14.1 million.

Our commercial real estate loans amounted to $78.1 million and $53.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, commercial real estate lending represented 31% of our gross loan portfolio, compared to 23% at December 31, 2005. Of the commercial real estate loans outstanding at December 31, 2006, 10% were fixed rate loans and 90% were ARMs. The largest commercial real estate loan in our portfolio at December 31, 2006 had an outstanding balance of $3.1 million and is secured by two retail/office buildings located in Van Nuys, California. Our ten largest commercial real estate loans at December 31, 2006, aggregated $21.7 million.

The interest rate on ARM loans is based on a variety of indices such as the 11th District Cost of Funds Index (“COFI”), the 1-year Treasury Index (“Treasury”), the six-month London InterBank Offered Rate Index

(“LIBOR”), or the Prime Rate. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

Loan secured by multi-family and commercial real estate properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the selling price or the appraised value.

We believe that the risks associated with multi-family and commercial real estate loans described below are mitigated by our underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service ratios of 120% for multi-family loans and 130% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by a board-approved independent appraiser and title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to minimize these risks by originating such loans on a selective basis and generally restrict such loans to our general market area.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in our commercial real estate portfolio totaled $16.7 million and $15.8 million at December 31, 2006 and 2005, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One-to Four-Family Mortgage Lending. We offer ARMs and fixed rate loans secured by one-to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $25.2 million and $19.5 million at December 31, 2006 and 2005, respectively. At December 31, 2006, single-family loans represented 10% of our gross loan portfolio, compared to 9% at December 31, 2005. Of the one- to four-family residential mortgage loans outstanding at December 31, 2006, 18% were fixed rate loans and 82% were ARMs.

The interest rates for our single-family ARMs are indexed to COFI and the 1-year Constant Maturity Treasury Index (“1 Yr. CMT”). We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

Our policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% (and under certain circumstances up to 97%) of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Properties securing a single-family loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

The majority of our single-family loans were made available through a joint venture between the Company and Metrocities Mortgage, LLC. The Company referred loan customers to the joint venture, which was named Broadway Metro Financial, and Metrocities Mortgage, LLC provided the origination, processing, underwriting, and funding services. This arrangement enabled us to offer to customers a full spectrum of single-family loan products at competitive pricing. Profits from the joint venture were split 50/50 in accordance with the terms of its Agreement and amounted to $21,000 in 2006. The Company terminated the joint venture with Metrocities Mortgage in November 2006 and is in the process of establishing new joint ventures for the origination of single- family loans.

Commercial Lending. We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets. Most loans are originated with maturities of up to 5 years. Commercial loans amounted to $12.2 million and $-0- million at December 31, 2006 and 2005, respectively. At December 31, 2006, commercial loans represented 5% of our gross loan portfolio, compared to 0% at December 31, 2005. All of the commercial loans outstanding at December 31, 2006 were variable rate loans. At December 31, 2006, the largest amount of commercial loans outstanding to one borrower was $3.2 million to a sports franchise.

In 2006, our commercial lending primarily consisted of loans to sports franchises and nationally syndicated corporate loan facilities. Sports lending is a specialty niche that the Bank began in 2006 with the hiring of F. Glenn Harvey from Comerica Bank where he created and managed Comerica’s sports loan initiatives. The Board of Directors approved a sports finance policy that restricts lending to national professional sports franchises. Sports loans are generally perceived to be risky due to the large amount of intangible value of a professional sports franchise. To offset risk, Broadway Federal’s policy imposes the following underwriting requirements: 1) maximum loan to franchise value ratios; 2) operating support agreements that require funding of any potential losses by a credit worthy third party (usually an ultra high net worth member of the sports franchise ownership group); 3) 12 months of interest reserve. The interest rate on sports loans is variable and is based on the six-month LIBOR or the Prime Rate.

We also participate as a direct lender in selected large nationally syndicated credits. These corporate credits are typically rated by a credit rating service and are secured by the assets of the borrowers. These nationally syndicated credits are typically floating rate loans based on six-month LIBOR. Mr. Harvey, who has been actively engaged as a corporate lender with these types of credits for over 20 years, is aided in this new commercial lending effort by an experienced group of analysts and back-office support staff recently recruited from large corporate banking environments.

Construction Lending. At December 31, 2006, we had $2.1 million in construction loans, representing 1% of our gross loan portfolio. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Wall Street Journal Prime Rate. Generally, we require a loan-to-value ratio of 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance.

Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and the accuracy of the value of the completed project.

Consumer Lending. Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2006, loans secured by savings accounts represented $718,000, or 0.3%, of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

Loan Approval Procedures and Authority. Our Board of Directors establishes our lending policies. The Loan Committee, which is comprised of the Chief Lending Officer and four members of the Board of Directors, one of whom is the Chief Executive Officer, is primarily responsible for establishing and monitoring our lending policies.

The Board of Directors has authorized the following loan approval limits based upon the amount of our total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by either the Senior Vice President / Chief Loan Officer or the President; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,000,000, the new loan must be approved by one Loan Committee member, in addition to the Senior Vice President / Chief Loan Officer; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 up to $1,750,000, the new loan must be approved by two Board appointed non-management Loan Committee members, in addition to the Senior Vice President / Chief Loan Officer; and if the total of existing loans and the loan under consideration is more than $1.75 million, the loan must receive unanimous Loan Committee approval. If unanimous approval is not received, then the loan may be presented to the Executive Committee of the Board of Directors for approval. In addition, it is our practice that all loans approved only by management be reported the following month to the Loan Committee, and be ratified by the Board of Directors.

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

Delinquencies and Classified Assets. We perform a monthly review of all delinquent loans and reports are made quarterly to the Loan Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings against all real property that secures the loan.

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

In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon and not purchased by a third party at the foreclosure sale is held by us as real estate owned through foreclosure (“REO”) and is carried in our consolidated financial statements at the estimated fair value less the costs estimated to be necessary to sell the property.

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

A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by banking regulators, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although we believe we have established adequate loan loss allowances, actual losses are dependent upon future events. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, there can be no assurance that the OTS or the FDIC, in reviewing our loan portfolio in connection with periodic regulatory examinations, will not request us to materially increase our allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting our financial condition and earnings.

At December 31, 2006, no loans were classified as “Substandard,” “Doubtful” or “Loss” and three loans were designated as “Special Mention”. At December 31, 2006, the largest loan designated as “Special Mention” had a principal balance of $243,000 and was secured by a single-family property.

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

Our investment policy is to provide a source of liquidity for deposit contraction, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate and credit risk. Our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with a fixed interest rate for a period of three to seven years, after which time the loans convert to a one-year or six-month adjustable rate mortgage. For further information, see Securities on page 25.

Sources of Funds

General. Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we derive funds from loan repayments and prepayments, proceeds from sales of loans and mortgage-backed and investment securities, FHLB borrowings and cash flows generated from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on customer service and long-standing relationships with customers to attract and retain these deposits. We emphasize our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect our ability to attract and retain deposits. We generally have not solicited deposit accounts by increasing the rates of interest paid as quickly as some of our competitors. We have, from time to time, used brokers to obtain wholesale deposits. Late in 2004, we joined a deposit program called Certificate of Deposit Account Registry Service (“CDARS”), which increased the amount of deposits. At December 31, 2006, we had approximately $29.3 million of brokered deposits. For further information, see “Deposits” on page 26.

Borrowings. Besides deposits, we have utilized other sources to fund our loan origination and other business activities, including borrowings from the FHLB of San Francisco. We have also issued junior subordinated debentures as an additional source of funds. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2006 and 2005, we had $50.0 million and $56.5 million, respectively, in outstanding advances from the FHLB. For further information, see “Borrowings” on page 27.

We have an unsecured $6.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest. There were no outstanding balances on the line of credit at December 31, 2006.

Personnel

At December 31, 2006, we had 72 employees, which consisted of 62 full-time and 10 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

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

Capital Requirements. The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets; (2) leverage capital, or “core capital,” equal to 4.0% of total adjusted assets; and (3) risk-based capital equal to 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. At December 31, 2006, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2006 and 2005, the general valuation allowance included in our supplementary capital was $1.7 million and $1.4 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of our equity capital to the minimum OTS regulatory capital requirements as of December 31, 2006 and December 31, 2005:

	As of December 31,
	2006			2005
	Tangible Capital	Core Capital	Risk- Based Capital	Tangible Capital	Core Capital	Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal	$23,930	$23,930	$23,930	$21,584	$21,584	$21,584
Additional supplementary capital:
General valuation allowance	-	-	1,696	-	-	1,420
Assets required to be added	-	-	-	-	-	-

Regulatory capital balances	23,930	23,930	25,626	21,584	21,584	23,004
Minimum requirement	4,515	12,040	16,957	4,384	11,692	15,049

Excess over requirement	$19,415	$11,890	$8,669	$17,200	$9,892	$7,955

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

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a Total Risk-based capital ratio of 10.00% or greater, has a Tier 1 Risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a Core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a Total Risk-based capital ratio of 8.00% or greater, has a Tier 1 Risk-based capital ratio of 4.00% or greater and has a Core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2006, the Bank was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 12.09%, Tier 1 risk-based capital ratio of 11.29% and leverage ratio of 7.95%.

Loans to One Borrower. Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2006, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $3.8 million. Our internal policy limits loans to one borrower to $3.2 million. At December 31, 2006, the largest aggregate amount of loans that we had outstanding to any one borrower was $3.2 million.

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

Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2006, the Bank was in compliance with the QTL test requirements.

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) Requirements. The USA PATRIOT Act (the Act) was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. There are a number of programs that financial institutions must have in place such as: (i) a program to manage BSA/AML risk; (ii) a Customer Identification Program designed to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) a program for monitoring for the timely detection and reporting of suspicious activity and reportable transactions.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2006
				(In thousands)
Administrative/Branch Office/Loan Origination Center: 4800 Wilshire Blvd Los Angeles, CA	Owned	1997	-	$1,872

Branch Offices: 4835 West Venice Blvd. Los Angeles, CA	Building Owned on Leased Land	1965	2013	$137

170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	-	$755

4001 South Figueroa Street Los Angeles, CA	Owned	1996	-	$2,080

Loan Production Office: 19800 MacArthur Blvd, Suite 300 Irvine, CA	Leased	2005	2007	-

Item 3. Legal Proceedings

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any suits pending against us would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The common stock of the Company is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation Capital Market (“NASDAQ Capital Market”) under the symbol “BYFC.” As of March 16, 2007, 1,637,415 shares of Common Stock were outstanding and held by approximately 414 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the common stock of the Company as reported on NASDAQ Capital Market.

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$11.50	$11.09	$10.90	$11.25
Low	$10.49	$10.02	$10.40	$10.25

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.17	$11.95	$12.40	$11.50
Low	$11.02	$10.25	$10.35	$10.20

The Company paid quarterly dividends on its Common Stock at the rate of $0.05 per share during 2006 and 2005. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

Dividends from the Bank are the Company’s principal source of income. The payment of dividends and other capital distributions by the Bank to the Company are subject to regulation by the OTS. A 30-day prior notice to the OTS is required before any capital distribution is made.

In addition to Common Stock, the Company, as part of the Bank’s mutual to stock conversion in January 1996, issued 91,073 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series A Preferred Stock was issued to holders of non-withdrawable Pledged Deposits held by the Bank prior to conversion. The holders of the Pledged Deposits were allowed to use them to purchase the maximum amount of Common Stock permitted under the Plan of Conversion, with the remainder of the Pledged Deposits being used to purchase Series A Preferred Stock. On December 30, 2002, the Company issued 100,000 shares of Series B Preferred Stock with a liquidation preference of $10.00 per share to Fannie Mae for gross proceeds of $1.0 million. Both Series A and the Series B Preferred Stock have non-cumulative annual dividend rates of 5% of their liquidation preference, are non-voting and non-convertible, and are subordinate to all indebtedness of the Company, including customer accounts. On April 5, 2006, the Company issued 76,950 shares of Series C Preferred Stock at a price of $13.00 per share. The non-voting non-cumulative Series C Preferred Stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. All series of preferred stock were issued without registration with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to the registration exemption provided by Section 4(2) thereof.

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

Critical Accounting Policies

We have established various accounting policies that are consistent with generally accepted accounting principles in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Certain of these accounting policies, which we consider to be critical accounting policies, require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities. These policies include our policies for accounting for the allowance for loan losses, which involve significant judgments and assumptions by management as to the value of properties securing our loans, the borrowers’ ability and willingness to repay their loans and other factors. The estimates and assumption we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is generated from deposits and borrowings (interest-bearing liabilities). Our results of operations are also affected by our provision for loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gain or loss on the sale of loans and securities, non-interest expenses and income taxes.

Net Earnings. We recorded net earnings of $1.7 million, or $0.90 per diluted common share, for the year ended December 31, 2006, compared to net earnings of $1.7 million, or $1.00 per diluted common share, for the year ended December 31, 2005. Current year net earnings slightly increased by $1,000 or 0.06%. We had higher net interest income and non-interest income in 2006, offset by increases in the provision for loan loses and non-interest expense.

Net Interest Income. Net interest income before provision for loan losses for 2006 increased $0.2 million, or 2.48%, to $9.8 million as compared to $9.6 million for 2005. The increase in net interest income reflected a 17 basis point improvement in net interest margin, which more than offset the impact of a $7.1 million, or 2.48%, decline in the average balance of interest-earning assets.

Interest Income. Interest income for 2006 increased $1.2 million as a result of an increase in the average yield on interest-earning assets, which increased interest income by $1.6 million, partially offset by a $0.4 million decrease in interest income resulting from the decrease in the average balance of interest-earning assets. The average yield on interest-earning assets increased 58 basis points as we originated higher yielding loans in 2006. The average balance of interest-earning assets decreased $7.1 million, primarily in cash and cash equivalents due to loan funding needs and repayment of borrowings.

Interest Expense. Interest expense for 2006 increased $1.0 million as a result of an increase in the average interest rates paid on deposits and borrowings, which increased interest expense by $1.3 million, partially offset by a $0.3 decrease in interest expense resulting from the decrease in the average balance of interest-earning liabilities. Higher interest rates paid on deposits and borrowings in 2006 compared to 2005 primarily reflected the 100 basis point increase in the federal funds rate during 2006. The weighted average cost of deposits increased 46 basis points to 2.59% in 2006 from 2.13% in 2005. The increase was the result of the increase in short-term interest rates during 2006, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The average balance of interest-bearing liabilities decreased $9.4 million, primarily in FHLB borrowings. Increased deposit levels, principal repayments on loans and securities held to maturities and cash and cash equivalents helped fund the growth in net loans receivable during 2006 and, as a result, we reduced our use of FHLB borrowings as a source of funds.

Average Balance Sheet and Yield/Rate Analysis. We analyze our earnings performance using, among other measures, the net interest rate spread and effective net interest rate margin. The interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as the net interest rate margin.

The following table presents for the years indicated the total dollar amount of (1) interest income from average interest-earning assets and the resultant yields; and (2) interest expense on average interest-bearing liabilities and the resultant costs, expressed as annual rates. The table also sets forth our net interest income, net interest rate spread, net interest rate margin and certain additional information. We did not include non-accrual loans in the average interest-earning assets balance. Average balances are derived from average daily balances. The yields and costs include loan prepayment fees and amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$2,954	$128	4.33%	$3,141	$88	2.81%	$2,692	$20	0.75%
Federal Funds sold and other short-term investments	1,750	87	4.97%	6,732	206	3.06%	9,360	175	1.87%
Investment securities	2,000	82	4.10%	2,578	90	3.49%	2,391	93	3.90%
Mortgage-backed securities	38,846	1,693	4.36%	37,743	1,621	4.29%	7,195	368	5.11%
Loans receivable (1)(2)	230,676	15,335	6.65%	232,856	14,106	6.06%	223,827	13,468	6.02%
FHLB stock	2,851	152	5.33%	3,121	137	4.39%	2,204	90	4.08%

Total interest-earning assets	279,077	$17,477	6.26%	286,171	$16,248	5.68%	247,669	$14,214	5.74%

Non-interest-earning assets	8,424			8,496			8,117

Total assets	$287,501			$294,667			$255,786

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$13,537	$369	2.73%	$15,689	$229	1.46%	$19,451	$334	1.72%
Passbook deposits	51,981	763	1.47%	55,918	762	1.36%	35,772	248	0.69%
NOW and other demand deposits	32,217	26	0.08%	29,654	23	0.08%	31,098	27	0.09%
Certificate accounts	112,456	4,294	3.82%	106,998	3,428	3.20%	102,422	2,691	2.63%

Total deposits	210,191	5,452	2.59%	208,259	4,442	2.13%	188,743	3,300	1.75%
FHLB advances	48,932	1,728	3.53%	60,279	1,856	3.08%	43,422	1,057	2.43%
Junior subordinated debentures	6,000	463	7.72%	6,000	354	5.90%	5,000	198	3.96%

Total interest-bearing liabilities	265,123	$7,643	2.88%	274,538	$6,652	2.42%	237,165	$4,555	1.92%

Non-interest-bearing liabilities	3,808			4,296			3,696
Stockholders’ Equity	18,570			15,833			14,925

Total liabilities and stockholders’ equity	$287,501			$294,667			$255,786

Net interest rate spread (3)		$9,834	3.38%		$9,596	3.26%		$9,659	3.82%

Net interest rate margin (4)			3.52%			3.35%			3.90%
Ratio of interest-earning assets to interest-bearing liabilities			105.26%			104.24%			104.43%
Return on average assets			0.58%			0.56%			0.67%
Return on average equity			8.96%			10.50%			11.44%
Average equity to average assets ratio			6.46%			5.37%			5.83%
Dividend payout ratio (5)			20.80%			19.13%			16.99%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on cash dividends paid on common stocks divided by net earnings less cash dividends paid on preferred stocks.

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

	Year ended December 31, 2006 Compared to Year ended December 31, 2005			Year ended December 31, 2005 Compared to Year ended December 31, 2004
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(6)	$46	$40	$4	$64	$68
Federal funds sold and other short term investments	(204)	85	(119)	(59)	90	31
Investment securities, net	(22)	14	(8)	7	(10)	(3)
Loans receivable, net	(133)	1,362	1,229	546	92	638
Mortgage backed securities, net	48	24	72	1,321	(68)	1,253
FHLB stock	(13)	28	15	40	7	47

Total interest-earning assets	(330)	1,559	1,229	1,859	175	2,034

Interest-bearing liabilities:
Money market deposits	(35)	175	140	(59)	(46)	(105)
Passbook deposits	(56)	57	1	189	325	514
NOW and other demand deposits	2	1	3	(1)	(3)	(4)
Certificate accounts	182	684	866	125	612	737
FHLB advances	(379)	251	(128)	475	324	799
Junior subordinated debentures	—	109	109	45	111	156

Total interest-bearing liabilities	(286)	1,277	991	774	1,323	2,097

Change in net interest income	$(44)	$282	$238	$1,085	$(1,148)	$(63)

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

For the year 2006, our provision for loan losses totaled $280,000, up $245,000 from a year ago. During 2006, our loan portfolio grew $22.0 million and as a result, an increase in the allowance for loan losses was deemed appropriate due to the increased probable incurred losses associated with growth in our loan portfolio. For further information, see “Allowance for Loan Losses” on page 22.

Non-Interest Income. Non-interest income totaled $1.1 million in 2006, up $48,000, or 4.47%, from a year ago. The increase was primarily due to higher service charges in 2006 as compared to 2005. During 2006, loan related fees increased $14,000 while deposit related fees increased $75,000 as a result of rate increases in overdraft, non-sufficient fund, returned item and negative balance fees. These increases were offset by a decrease in other income, primarily reflecting lower income distributions from our joint venture with Metrocities Mortgage, LLC.

Non-Interest Expense. Non-interest expense totaled $8.1 million in 2006, up $123,000, or 1.53%, from a year ago. All categories of non-interest expense increased except for the other expense category. Other expense decreased $78,000 as the year ago period included an $80,000 write-off related to ATM losses. Compensation and benefits expense increased $52,000 primarily due to higher salaries and related costs resulting from staff addition, adoption of SFAS No. 123R and the Salary Continuation Plan for our Chief Executive Officer, partially offset by reduced bonus expense. During 2006, we hired consultants to help us with our deposit gathering initiative and niche marketing strategy, which resulted in higher professional services expense. Information services expense also increased in 2006 due to higher data processing charges as we implemented new online products such as bill pay.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2006 was $0.9 million as compared to $1.0 million in 2005. The effective tax rate was 34.5% for 2006 as compared to 36.6% for 2005. The income tax expense for 2006 and 2005 was reduced by $70,000 and $80,000, respectively, due to adjustments related to our deferred tax liabilities. See Note 1 and Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors that impact our effective tax rate due to adjustments related to our deferred income taxes.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Earnings. We recorded net earnings of $1.7 million, or $1.00 per diluted common share, for the year ended December 31, 2005, compared to net earnings of $1.7 million, or $0.99 per diluted common share, for the year ended December 31, 2004. Net earnings decreased $46,000, or 2.69%, in 2005 as compared with 2004, primarily as a result of decreased net interest margin and higher non-interest expense, partially offset by a decrease in the provision for loan loses and an increase non-interest income.

Net Interest Income. Net interest income for 2005 decreased $0.1 million, or 0.65%, to $9.6 million as compared to $9.7 million for 2004. Net interest income decreased primarily as the result of a decreased net interest margin. The net interest margin for 2005 was 3.35% as compared to 3.90% for 2004. The decrease in the net interest margin for 2005 was primarily the result of our cost of funds rising faster than the yield on our loan portfolio, thus compressing the net interest margin.

Interest Income. Total interest income for 2005 increased $2.0 million, or 14.31%, to $16.2 million as compared to $14.2 million for 2004. The increase was primarily the result of the increased dollar amount of average mortgage-backed securities outstanding in 2005. The yield on average interest-earning assets was 5.68% in 2005 compared to 5.74% in 2004. The mortgage-backed securities portfolio yield declined 82 basis points, from 5.11% in 2004 to 4.29% in 2005, while the loan portfolio yield improved 4 basis points from 6.02% in 2004 to 6.06% in 2005.

Interest Expense. Interest expense on deposits increased $1.1 million, or 34.61%, to $4.4 million for 2005 as compared to $3.3 million for 2004. The increase was the result of the increased dollar amount of average interest-bearing deposits and increased average cost of interest-bearing deposits. The average cost of interest-bearing deposits for 2005 increased to 2.13% as compared to 1.75% for 2004. The Federal Reserve Federal Open Market Committee (“FOMC”) increased short-term interest rates thirteen times from June 2004 to December 31, 2005 for a total of 3.25%. In addition, competition for deposits was strong in 2005, with many competitors offering premium interest rates to acquire deposits. This action made us increase our offered deposit interest rates, which increased our cost on those deposits.

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

Provision for Loan Losses. For the year 2005, our provision for loan losses totaled $35,000, which was primarily related to an increase in the percentage of commercial real estate loans in our loan portfolio. Compared to 2004, our provision for loan losses decreased $73,000 due to the decrease in our loan portfolio during 2005, whereas in 2004, our loan portfolio grew approximately 22%.

Non-Interest Income. Non-interest income decreased $112,000, or 9.44%, in 2005 compared to 2004, which was primarily attributable to lower gain on sale of loans partially offset by higher service charges, higher gain on sale of securities and higher other income. The $264,000 decrease in gain on sale of loans was due to a lower volume of loan sales during 2005. Service charges increased $44,000, primarily due to higher deposit related fees. The increase of $55,000 in other income was primarily due to higher distributions from our joint venture with Metrocities Mortgage, LLC.

Non-Interest Expense. Non-interest expense increased $124,000, or 1.57%, in 2005 compared to 2004. The increase was primarily attributable to an increase in occupancy and other expense partially offset by a decrease in professional services expense. Occupancy expense increased $83,000 due to an increase in depreciation expense associated with office improvements made in the latter part of 2004, as well as the addition of two new loan offices in Irvine, CA and Corona, CA. Other expense increased $103,000 primarily reflecting higher bad debt expense, approximately $80,000 of which was related to apparently fraudulent ATM activities. Contributing to the decrease in professional services expense was a $50,000 reversal of accrued consulting fees related to Sarbanes-Oxley Act compliance, which were no longer expected to be incurred.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2005 was $1.0 million as compared to $1.1 million in 2004. The effective tax rate was 36.6% for 2005 as compared to 40.0% for 2004.

Financial Condition

Total Assets. At December 31, 2006, assets totaled $301.0 million, up $8.7 million, or 2.98%, from year-end 2005. Securities held to maturity decreased $9.6 million, or 21.11%, and cash and cash equivalents decreased $4.5 million, or 45.74%. The funds received from repayments of securities, along with the decrease in cash and cash equivalents, were redeployed into higher yielding loans and to repay $6.5 million of borrowings.

Loans. During 2006, net loans receivable increased $21.1 million, or 9.32%, as loan originations and loan purchases exceeded loan repayments and loan sales. Gross loan originations were $68.0 million for the year ended December 31, 2006, compared with loan originations of $43.0 million for the prior year. Loan purchases were $9.5 million for the year ended December 31, 2006, compared with loan purchases of $20.3 million for the prior year. Loan repayments totaled $53.9 million for the year ended December 31, 2006, compared with loan repayments of $69.5 million for the prior year. Loan sales totaled $1.7 million for the year ended December 31, 2006 compared to $3.1 million for 2005.

Our loan portfolio consists primarily of first lien mortgage loans not insured or guaranteed by any government agency. At December 31, 2006, our gross loan portfolio totaled $250.5 million, of which approximately 52% was secured by multi-family properties, 31% was secured by commercial real estate properties, and 10% was secured by one- to four-family residential properties.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
One-to Four-Units	$25,233	10.08%	$19,467	8.52%	$26,405	11.16%	$33,452	17.24%	$29,506	20.68%
Five or More Units	131,305	52.42%	154,170	67.46%	182,403	77.08%	140,904	72.62%	92,586	64.89%
Construction	2,090	0.83%	780	0.34%	2,650	1.12%	1,726	0.89%	1,726	1.21%
Commercial	78,072	31.17%	53,276	23.31%	24,290	10.26%	17,350	8.94%	16,924	11.86%
Commercial	12,247	4.89%	-	-	-	-	-	-	-	-
Loans Secured by Deposit Accounts	718	0.29%	443	0.20%	636	0.27%	537	0.28%	350	0.24%
Other	812	0.32%	388	0.17%	250	0.11%	51	0.03%	1,593	1.12%

Gross Loans	250,477	100.00%	228,524	100.00%	236,634	100.00%	194,020	100.00%	142,685	100.00%

Plus:
Premiums on Loans Purchased	12		23		39		107		1
Less:
Loans in Process	872		417		1,089		255		568
Deferred Loan Fees (Costs), net	162		62		(110)		305		431
Unamortized Discounts	68		71		78		139		173
Allowance for Loan Losses	1,730		1,455		1,420		1,312		1,429

Total Loans Held for Investment	$247,657		$226,542		$234,196		$192,116		$140,085

Loans Held for Sale	$-		$-		$1,145		$1,671		$3,770

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2006 and does not reflect the effect of prepayments or scheduled principal amortization.

	December 31, 2006
	One-to- Four Family	Five or More Units	Construction	Commercial Real Estate	Commercial	Savings Secured & Other	Gross Loans Receivable
	(In thousands)
Amounts Due:
One year or less	$196	$315	$-	$1,333	$747	$745	$3,336
After one year:
One year to five years	465	6,556	1,728	10,811	11,500	785	31,845
After five years	24,572	124,434	362	65,928	-	-	215,296

Total due after one year	25,037	130,990	2,090	76,739	11,500	785	247,141

Total	$25,233	$131,305	$2,090	$78,072	$12,247	$1,530	$250,477

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2006 which are contractually due after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2006
	Adjustable	Fixed	Total
	(Dollars in thousands)
Real Estate Loans:
One-to four-units	$20,579	$4,458	$25,037
Five or more units	128,863	2,127	130,990
Construction	1,190	900	2,090
Commercial	69,307	7,432	76,739
Commercial	11,500	-	11,500
Other	641	144	785

Total	$232,080	$15,061	$247,141

% of Total	93.91%	6.09%	100.00%

Origination, Purchase, Sale and Servicing of Loans. We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. We also may sell single-family and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2006, we had no loans held for sale. We typically retain the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2006, we had $121,000 in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2006 and 2005, we were servicing $21.3 million and $22.4 million, respectively, of loans for others.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. We purchased $9.5 million of loans during the year ended December 31, 2006 and $20.3 million during the year ended December 31, 2005.

The following table provides information concerning our loan origination, purchase, sale and principal repayment activity during the years indicated.

	2006	2005	2004
	(In thousands)
Gross Loans:
Beginning Balance (1)	$228,524	$237,779	$195,691
Loans Originated:
One-to Four-Units	5,630	1,455	3,039
Five or More Units	8,185	25,090	91,335
Construction	3,991	-	-
Commercial Real Estate	35,347	16,070	7,978
Commercial	12,215	-	-
Loans Secured by Deposit Accounts	652	246	277
Other	1,951	154	253

Total Loans Originated	67,971	43,015	102,882

Loan Purchased:
One-to Four-Units	4,915	-	586
Five or More Units	-	1,494	2,148
Construction	-	-	1,760
Commercial Real Estate	4,622	18,763	4,733

Total Loans Purchased	9,537	20,257	9,227

Less:
Principal Repayments	53,902	69,475	48,349
Sales of Loans	1,653	3,052	21,672

Ending Balance (1)	$250,477	$228,524	$237,779

(1)	Includes loans held for sale

Allowance for Loan Losses. Our allowance for loan losses is established through provisions for loan losses charged against income in amounts that are based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. We maintain an allowance for loan losses to reflect probable incurred losses in the loan portfolio. The Board of Directors reviews the level and reasonableness of the provision for loan losses, as well as a matrix of loan information that supports the adequacy of the allowance for loan losses. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, asset classifications, levels of impaired loans, geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and our underwriting policies.

We also maintain an allowance for impaired loans as a component of our allowance for loan losses. We review all loans with principal balances of less than $250,000 for impairment on a collective basis. Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of our normal internal asset review process. Under U.S. generally accepted accounting principles, measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, we measure impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2006, our total recorded investment in impaired loans was $34,000 and was fully reserved.

Adjustments to the loan loss allowance are made based upon management’s analysis of each category of loans. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments and prepayments, and changes in asset classifications. Loan loss allowances also may be increased if management becomes aware of factors elevating the probable incurred losses in that loan category.

We seek to anticipate problems and take appropriate steps to resolve them through our internal asset review procedures. Our procedures include a review of all loans on which full collectibility may not be reasonably assured, and consideration of, among other factors, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. We monitor and modify our allowance for loan losses as conditions dictate. Although we maintain our allowance at a level that we consider adequate to provide for probable incurred losses, there can be no assurance that losses will not exceed the estimated amounts. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions based upon judgments of the information available to them at the time of the examination.

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the allowance for loan losses. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, we either write down the REO directly or provide a valuation allowance and charge operations for the diminution in value. At December 31, 2006 and 2005, we had no REO.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2006	2005	2004	2003	2002
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,455	$1,420	$1,312	$1,429	$1,571
Charge-offs	(5)	-	-	-	-
Recoveries	-	-	-	(117)	(142)
Provision charged to earnings	280	35	108	-	-

Balance at end of year	$1,730	$1,455	$1,420	$1,312	$1,429

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-units	$71	10.08%	$60	8.52%	$83	11.16%	$73	17.24%	$129	20.68%
Five or more units	709	52.42%	847	67.46%	1,004	77.08%	853	72.62%	855	64.89%
Construction	23	0.83%	8	0.34%	28	1.12%	17	0.89%	19	1.21%
Commercial Real Estate	750	31.17%	487	23.31%	179	10.26%	249	8.94%	282	11.86%
Commercial	132	4.89%	-	-	-	-	-	-	-	-
Other	45	0.61%	53	0.37%	86	0.38%	57	0.31%	86	1.36%
Unallocated	-	-	-	-	40	-	63	-	58	-

Total allowance for loan losses	$1,730	100.00%	$1,455	100.00%	$1,420	100.00%	$1,312	100.00%	$1,429	100.00%

We periodically evaluate the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and geopolitical risks and uncertainties that impact business.

Non-Performing Assets. At December 31, 2006, non-accrual loans totaled $34,000 or 0.01% of gross loans as compared to $35,000 or 0.02% of gross loans at December 31, 2005. The following table provides information regarding our non-performing assets at the dates indicated. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2006. No accruing loans were contractually past due by 90 days or more at December 31, 2006 or 2005.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$-	$-	$78	$80	$96
Commercial real estate	-	-	-	-	39
Unsecured consumer loan	34	35	36	-	-

Total non-accrual loans	$34	$35	$114	$80	$135

Total non-performing assets	$34	$35	$114	$80	$135

Interest income that would have been recognized on non-accrual loans	$3	$8	$7	$4	$13
Interest income received and recognized on non-accrual loans	$5	$3	$6	$4	$13
Allowance for loan losses as a percentage of gross loans	0.69%	0.64%	0.60%	0.68%	1.00%
Allowance for loan losses as a percentage of total non-accrual loans	5,088.24%	4,157.14%	1,245.61%	1,640.00%	1,058.52%
Allowance for loan losses as a percentage of total non-performing assets	5,088.24%	4,157.14%	1,245.61%	1,640.00%	1,058.52%
Non-accrual loans as a percentage of gross loans	0.01%	0.02%	0.05%	0.04%	0.09%
Non-performing assets as a percentage of total assets	0.01%	0.01%	0.04%	0.03%	0.07%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Impaired loans as a percentage of gross loans	0.01%	0.02%	0.02%	0.00%	0.03%

The following table sets forth delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2006				December 31, 2005				December 31, 2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family	-	$-	-	$-	-	$-	-	$-	-	$-	1	$78
Other	-	-	1	34	-	-	1	35	-	-	1	36

Total	-	$-	1	$34	-	$-	1	$35	-	$-	2	$114

Delinquent loans to total gross loans		0.00%		0.01%		0.00%		0.02%		0.00%		0.05%

Securities. At December 31, 2006 and 2005, we had securities in the aggregate amount of $35.8 million and $45.4 million, respectively, with fair values of $35.2 million and $44.5 million, respectively.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2006		2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Held to maturity:
Mortgage-backed securities	$33,793	$33,206	$43,369	$42,536	$17,172	$17,252
U.S. Government and federal agency	2,000	1,968	2,000	1,958	2,000	1,980
Available for sale:
Mutual Funds	-	-	-	-	3,992	3,980

Total	$35,793	$35,174	$45,369	$44,494	$23,164	$23,212

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2006. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2006
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$33,793	4.98%	$33,793	4.98%
U.S. Government and federal agency	-	-%	-	-%	2,000	4.98%	-	-%	2,000	4.98%

Total	$-	-%	$-	-%	$2,000	4.98%	$33,793	4.98%	$35,793	4.98%

Deposits. Deposits totaled $221.5 million at December 31, 2006, up $12.0 million, or 5.73%, from year-end 2005. During 2006, core deposits (NOW, demand, money market and passbook accounts) decreased $1.6 million, while certificates of deposit increased $13.6 million. The deposit flows trend toward certificates of deposit as customers gained greater acceptance of market rates offered on time deposit accounts. At December 31, 2006, core deposits represented 45.11% of total deposits compared to 48.45% at December 31, 2005. The weighted average cost of deposits was 2.87% and 2.23% at year-end 2006 and 2005. (See Note 5 of the Notes to Consolidated Financial Statements).

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year on each category of deposits presented.

	For the Year Ended December 31,
	2006			2005			2004
	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Money market deposits	$13,537	6.44%	2.73%	$15,689	7.53%	1.46%	$19,451	10.31%	1.72%
Passbook deposits	51,981	24.73%	1.47%	55,918	26.85%	1.36%	35,772	18.95%	0.69%
NOW and other demand deposits	32,217	15.33%	0.08%	29,654	14.24%	0.08%	31,098	16.48%	0.09%
Certificates of deposits	112,456	53.50%	3.82%	106,998	51.38%	3.20%	102,422	54.26%	2.63%

Total	$210,191	100.00%	2.59%	$208,259	100.00%	2.13%	$188,743	100.00%	1.75%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2006.

	December 31, 2006
	Amount	Weighted Average Rate
Certificates maturing:	(Dollars in thousands)
Less than three months	$23,628	4.58%
Three to six months	18,791	4.96%
Six to twelve months	9,295	4.63%
Over twelve months	11,739	4.22%

Total	$63,453	4.63%

Borrowings. At December 31, 2006, borrowings consisted of advances from the FHLB of $50.0 million and junior subordinated debentures of $6.0 million. Since the end of 2005, FHLB borrowings decreased $6.5 million, or 11.55%, as a result of increased deposit levels and decreased cash and cash equivalents and maturities of securities held to maturities, which helped fund the growth in net loans receivable during 2006 and reduced the need for borrowings. At December 31, 2006 and 2005, FHLB advances were 16.61% and 19.33%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.76% and 3.27%, respectively.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2006	2005	2004
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$48,932	$60,279	$43,422
Maximum amount outstanding at any month-end during the year	$56,131	$66,407	$57,186
Balance outstanding at end of year	$49,985	$56,513	$55,317

Weighted average interest rate during the year	3.53%	3.08%	2.43%
Weighted average interest rate at end of year	3.76%	3.27%	2.73%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares from Hot Creek Ventures 1, L.P. and its affiliates (“Hot Creek”) as described below. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 7.90% at December 31, 2006.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and cash equivalents, which totaled $5.3 million at December 31, 2006. Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and investment securities.

Our principal source of liquidity, in addition to deposits, is our ability to utilize borrowings, as needed. Our primary source of borrowings is the FHLB. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted us, as of year-end 2006, to borrow an additional $58.8 million. To the extent 2007 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement or other sources. As of December 31, 2006, we had commitments to borrowers of $5.2 million and undisbursed loan funds of $0.9 million. The Company also has a $6.0 million unsecured line of credit agreement with First Federal Bank of California. No amounts were outstanding under this line of credit at December 31, 2006. We believe our current sources of funds, including repayments of existing loans, will enable us to meet our obligations while maintaining liquidity at appropriate levels.

On April 5, 2006, the Company completed the sale of 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock at a price of $13.00 per share. On May 22, 2006, the Company completed the sale of 145,000 shares of its common stock to Cathay General Bancorp at $11.51 per share, under the Third Amendment to the Stock Purchase Agreement dated December 31, 2005. The Company received a total of $2.5 million from the issuance of the preferred and common stock. The Company deposited the proceeds into a savings account at the Bank to be available for use by the Company for general corporate purposes, including payment of the quarterly interest on the junior subordinated debentures and quarterly dividends to preferred and common stockholders.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Less than One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of Deposit	$97,055	$18,396	$5,557	$549	$121,557
FHLB Advances	16,485	6,500	-	27,000	49,985
Junior Subordinated Debentures	-	-	-	6,000	6,000
Operating Lease Obligations	169	142	119	86	516

Total Contractual Obligations	$113,709	$25,038	$5,676	$33,635	$178,058

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk consists primarily of interest rate risk in its lending and investing activities relating to its interest costs on funding through its deposit and borrowing activities, as further described below. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the Company’s Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company’s Asset Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies for the Company’s asset/liability management activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

The following table presents the Bank’s NPV as of December 31, 2006. This information is provided solely to illustrate the current application of the above-described regulation to the Bank and is based upon data and assumptions about how interest rate changes may affect the Bank’s interest-earning assets and interest-bearing liabilities. Actual results may vary.

Net Portfolio Value as of December 31, 2006
Change in Interest Rates in Basis Points (Rate Shock)	NPV Dollar Change	Percent Change (1)	Change in NPV as Percent of Present Value of Assets
(In thousands)
300	$(1,586)	(5)%	(0.10)%
200	$(1,028)	(3)%	(0.05)%
100	$(379)	(1)%	0.02%
Zero	-	-	-
(100)	$(369)	(1)%	(0.26)%

(1) Percentage changes less than 1% not shown. The above table suggests that in the event of an immediate, parallel, and sustained 100 basis point change in interest rates at December 31, 2006, the Bank would experience a 1% decrease in NPV in a rising rate environment and a 1% decrease in NPV in a declining rate environment.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. The Company adopted SFAS 156 beginning January 1, 2006 and elected to adjust the carrying value of mortgage servicing rights to fair value, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to January 1, 2006 beginning retained earnings, net of tax, as a result of the initial adoption of SFAS 156 was an increase of $101,000.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

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

Item 8A. Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s controls over financial reporting subsequent to December 31, 2006.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders:
Recognition and Retention Plan	966	$10.86	3,160
Performance Equity Plan	9,090	$10.15	1,236
Employee Stock Ownership Plan	93,401	$4.63	-
Long Term Incentive Plan	249,420	$7.70	12,611
Stock Option Plan for Outside Directors	15,256	$6.62	17,914
Equity Compensation Plans Not Approved by Security Holders:
None	-	-	-

Total	368,133	$6.94	34,921

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

Item 13. Exhibits

(a) Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)
3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)
3.2	Bylaws of Registrant (contained in Exhibit 2.1)
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)
4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.6	Form of Series C Preferred Stock Certificate
4.7	Form of Certificate of Designation for Series C Preferred Stock
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)
10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)
10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)
10.8	Hot Creek Securities Purchase Agreement (Exhibit 10.8 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)
10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)
10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

Exhibit Number*
10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)
10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)
10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)
10.14	Deferred Compensation Plan
10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson
21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)
23.1	Consent of Crowe Chizek and Company LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

Item 14. Principal Accountant Fees and Services

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Chizek and Company LLP for the year ended December 31, 2006 and 2005. The following table sets forth the aggregate fees billed to us by Crowe Chizek and Company LLP for the years indicated.

	2006		2005
	(In thousands)
Audit fees (1)	$133		$127
Audit-related fees	14	(2)	1	(3)
Tax fees	-		-
All other fees (4)	7		25

Total fees	$154		$153

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-KSB and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Consultation fees billed for professional services rendered for the 2006 and 2005 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP).
(3)	Consultation fees billed for professional services rendered for the accounting for the Bank’s Director Emeritus Plan.
(4)	Fees billed for certifications and internal control assessment software and license fees and related training.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Paul C. Hudson Paul C. Hudson Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: March 29, 2007

/s/ F. Glenn Harvey F. Glenn Harvey President and Chief Operating Officer Director	Date: March 29, 2007

/s/ Samuel Sarpong Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 29, 2007

/s/ Kellogg Chan Kellogg Chan Director	Date: March 29, 2007

/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 29, 2007

/s/ Javier Leon Javier Leon Director	Date: March 29, 2007

/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 29, 2007

/s/ Rick McGill Rick McGill Director	Date: March 29, 2007

/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 29, 2007

/s/ Virgil P. Roberts Virgil P. Roberts Director	Date: March 29, 2007

/s/ Elrick Williams Elrick Williams Director	Date: March 29, 2007

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for mortgage servicing rights to adopt Statement of Financial Accounting Standards No. 156 effective January 1, 2006 and, accordingly, adjusted the balance of mortgage servicing rights included in other assets as of January 1, 2006, with an off-setting adjustment to the opening balance of retained earnings.

/s/ Crowe Chizek and Company LLP

South Bend, Indiana

March 23, 2007

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(In thousands, except share and per share)
Assets
Cash	$5,310	$5,386
Federal funds sold	-	4,400

Cash and cash equivalents	5,310	9,786
Securities held to maturity (fair value of $35,174 at December 31, 2006 and $44,494 at December 31, 2005)	35,793	45,369
Loans receivable, net of allowance of $1,730 and $1,455	247,657	226,542
Accrued interest receivable	1,476	1,241
Federal Home Loan Bank (FHLB) stock, at cost	2,490	3,332
Office properties and equipment, net	5,263	5,459
Bank owned life insurance	2,138	-
Other assets	868	565

Total assets	$300,995	$292,294

Liabilities and stockholders’ equity
Deposits	$221,467	$209,464
Federal Home Loan Bank advances	49,985	56,513
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	588	559
Deferred income taxes	855	1,229
Other liabilities	2,075	1,752

Total liabilities	280,970	275,517

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2006 and 55,199 shares of Series A and 100,000 shares of Series B at December 31, 2005; liquidation preference of $552 for Series A and $1,000 for Series B at December 31, 2006 and 2005 and $1,000 for Series C at December 31, 2006	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2006 and 1,868,942 shares at December 31, 2005; outstanding 1,637,415 shares at December 31, 2006 and 1,554,610 shares at December 31, 2005	20	19
Additional paid-in capital	12,829	10,296
Retained earnings-substantially restricted	12,169	10,842
Treasury stock-at cost, 376,527 shares at December 31, 2006 and 314,332 shares at December 31, 2005	(4,995)	(4,382)

Total stockholders’ equity	20,025	16,777

Total liabilities and stockholders’ equity	$300,995	$292,294

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2006	2005
	(In thousands, except per share)
Interest on loans receivable	$15,335	$14,106
Interest on mortgage-backed securities	1,693	1,621
Interest on investment securities	82	90
Other interest income	367	431

Total interest income	17,477	16,248

Interest on deposits	5,452	4,442
Interest on borrowings	2,191	2,210

Total interest expense	7,643	6,652

Net interest income before provision for loan losses	9,834	9,596
Provision for loan losses	280	35

Net interest income after provision for loan losses	9,554	9,561

Non-interest income:
Service charges	975	886
Gain on sale of loans held for sale	8	5
Gain on sale of securities	12	24
Other	128	160

Total non-interest income	1,123	1,075

Non-interest expense:
Compensation and benefits	4,639	4,587
Occupancy expense, net	1,200	1,156
Information services	654	621
Professional services	530	480
Office services and supplies	455	433
Other	661	739

Total non-interest expense	8,139	8,016

Earnings before income taxes	2,538	2,620
Income taxes	875	958

Net earnings	$1,663	$1,662

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	$-	$(8)
Reclassification of realized net loss included in net earnings	-	20
Income tax effect	-	(5)

Other comprehensive income, net of tax	-	7

Comprehensive earnings	$1,663	$1,669

Net earnings	$1,663	$1,662
Dividends paid on preferred stock	(115)	(78)

Earnings available to common shareholders	$1,548	$1,584

Earnings per share-basic	$0.97	$1.04

Earnings per share-diluted	$0.90	$1.00

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Substantially Restricted)	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, at December 31, 2004	$2	$19	$10,425	$(7)	$9,561	$(4,859)	$(44)	$15,097
Net earnings for the year ended December 31, 2005	-	-	-	-	1,662	-	-	1,662
Unrealized gain on securities available for sale, net of tax	-	-	-	7	-	-	-	7
Treasury stock used for vested stock awards	-	-	(30)	-	-	59	-	29
Cash dividends paid of $0.20 per common share	-	-	-	-	(303)	-	-	(303)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(78)	-	-	(78)
Stock options exercised	-	-	(217)	-	-	418	-	201
Tax benefit on stock options exercised	-	-	53	-	-	-	-	53
Allocation of ESOP shares	-	-	65	-	-	-	44	109

Balance at December 31, 2005	2	19	10,296	-	10,842	(4,382)	-	16,777
Cumulative effect of adoption of SFAS No. 156	-	-	-	-	101	-	-	101
Net earnings for the year ended December 31, 2006	-	-	-	-	1,663	-	-	1,663
Preferred stock issued, net of offering costs	-	-	905	-	-	-	-	905
Common stock issued, net of offering costs	-	1	1,643	-	-	-	-	1,644
Treasury stock acquired	-	-	-	-	-	(929)	-	(929)
Treasury stock used for vested stock awards	-	-	(12)	-	-	31	-	19
Cash dividends paid of $0.20 per common share	-	-	-	-	(322)	-	-	(322)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(115)	-	-	(115)
Stock-based compensation expense	-	-	115	-	-	-	-	115
Stock options exercised	-	-	(158)	-	-	285	-	127
Tax benefit on stock options exercised	-	-	40	-	-	-	-	40

Balance, at December 31, 2006	$2	$20	$12,829	$-	$12,169	$(4,995)	$-	$20,025

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,663	$1,662
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	331	400
Net amortization (accretion) of premiums and discounts on loans purchased	8	11
Net amortization of net deferred loan origination fees	80	68
Net amortization of premiums on mortgage-backed securities	122	158
ESOP expense	-	109
Stock-based compensation expense	115	-
Gain on sale of loans held for sale	(8)	(5)
Gain on sale of securities	(12)	(24)
Increase in cash surrender value of bank owned life insurance	(25)	-
FHLB stock dividends	(155)	(126)
Provision for loan losses	280	35
Loans originated for sale	(1,653)	(4,927)
Proceeds from sale of loans held for sale	1,661	3,057
Changes in operating assets and liabilities:
Accrued interest receivable	(235)	(185)
Other assets	(202)	374
Deferred income taxes	(374)	242
Other liabilities	323	(1,006)

Net cash provided by (used in) operating activities	1,919	(157)

Cash flows from investing activities:
Net change in loans receivable	(11,946)	30,817
Purchase of loans receivable	(9,537)	(20,257)
Purchases of mortgage-backed securities held to maturity	-	(35,857)
Proceeds from sale of investment securities available for sale	-	3,972
Proceeds from sale of mortgage-backed securities held to maturity	451	1,240
Principal repayments on mortgage-backed securities held to maturity	9,015	8,306
Purchase of bank owned life insurance	(2,113)	-
Purchase of Federal Home Loan Bank stock	(14)	(379)
Proceeds from redemption of Federal Home Loan Bank stock	1,011	-
Capital expenditures for office properties and equipment	(135)	(134)

Net cash used in investing activities	(13,268)	(12,292)

(continued)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$12,003	$13,552
Advances from the Federal Home Loan Bank	127,100	32,000
Principal repayments on advances from the Federal Home Loan Bank	(133,628)	(30,804)
Preferred stock issued	905	-
Common stock issued	1,644	-
Common and preferred dividends paid	(437)	(381)
Purchases of treasury stock	(929)	-
Reissuance of treasury stock	19	29
Stock options exercised	167	254
Net change in advance payments by borrowers for taxes and insurance	29	87

Net cash provided by financing activities	6,873	14,737

Net (decrease) increase in cash and cash equivalents	(4,476)	2,288
Cash and cash equivalents at beginning of year	9,786	7,498

Cash and cash equivalents at end of year	$5,310	$9,786

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,541	$6,504

Cash paid for income taxes	$1,174	$735

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans from loans held for sale to loans receivable, net	$-	$3,020

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2006, the Bank operated four retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Loan Concentrations

Substantially all of the Bank’s real estate loans are secured by properties located in Southern California. At December 31, 2006 and 2005, approximately 63% and 76%, respectively, of the loan portfolio consisted of loans secured by residential real estate.

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

Bank-Owned Life Insurance

Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated statement of financial condition. The change in cash surrender or contract value is recorded as income.

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

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock is non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. All of the preferred stocks have non-cumulative annual dividend rates of 5% of the liquidation preference.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $115,000, a reduction in net income of $68,000, a decrease in basis and diluted earnings per share of $0.04 and an increase in cash flows from financing of $40,000.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005.

2005
(In thousands)
Net income available to common shareholders, as reported	$1,584
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)

Pro forma net earnings available to common shareholders	$1,549

Basic earnings per share as reported	$1.04
Pro forma basic earnings per share	$1.02
Diluted earnings per share as reported	$1.00
Pro forma diluted earnings per share	$0.97

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

Reclassifications

During 2006, loan prepayment fees were reclassified from service charges to interest income on loans receivable. Previously reported periods were reclassified to conform to the current period presentation. The reclassification had no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements

SFAS No. 156—In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. The Company adopted SFAS 156 beginning January 1, 2006 and elected to adjust the carrying value of mortgage servicing rights to fair value, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to January 1, 2006 beginning retained earnings, net of tax, as a result of the initial adoption of SFAS 156 was an increase of $101,000.

FIN 48—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an Interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

SAB 108—In September 2006, the SEC released SAB 108. SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 157—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

SFAS No. 159—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 2 – Securities

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2006:
Mortgage-backed	$33,793	$6	$(593)	$33,206
U.S. Government and federal agency	2,000	-	(32)	1,968

Total	$35,793	$6	$(625)	$35,174

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2005:
Mortgage-backed	$43,369	$42	$(875)	$42,536
U.S. Government and federal agency	2,000	-	(42)	1,958

Total	$45,369	$42	$(917)	$44,494

The fair value and carrying amount of securities held to maturity at December 31, 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Carrying Amount	Fair Value
	(In thousands)
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	2,000	1,968
Due after ten years	-	-
Mortgage-backed	33,793	33,206

Total	$35,793	$35,174

At year-end 2006 and 2005, securities with carrying amounts of $4.9 million and $5.9 million were pledged to secure public deposits and $30.9 million and $37.2 million were pledged as collateral for FHLB advances. At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2006:
Mortgage-backed	$-	$-	$32,852	$(593)	$32,852	$(593)
U.S. Government and federal agency	-	-	1,968	(32)	1,968	(32)

Total temporarily impaired	$-	$-	$34,820	$(625)	$34,820	$(625)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2005:
Mortgage-backed	$30,930	$(644)	$10,452	$(231)	$41,382	$(875)
U.S. Government and federal agency	-	-	1,958	(42)	1,958	(42)

Total temporarily impaired	$30,930	$(644)	$12,410	$(273)	$43,340	$(917)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in their fair value is largely due to changes in the interest rates. The fair value is expected to recover as the bonds approach maturity.

During the year ended December 31, 2006, the Company sold $0.5 million of mortgage-backed securities held to maturity and realized gross gains of $12,000 which have been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During the year ended December 31, 2005, the Company sold $4.0 million of investment securities available for sale and $1.2 million of mortgage-backed securities held to maturity and realized gross gains of $44,000 and gross losses of $20,000, which have been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During 2006 and 2005, the Company sold certain mortgage-backed securities held to maturity for which the Company had already collected more than 85% of the principal outstanding at acquisition due to repayments of the underlying mortgages. There have been no sales of held to maturity securities for which the Company had not already collected more than 85% of the original principal.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 3 – Loans

Loans at year-end were as follows:

	December 31,
	2006	2005
	(In thousands)
Loans receivable, net:
Real estate:
Residential:
One to four units	$25,233	$19,467
Five or more units	131,305	154,170
Construction	2,090	780

Total residential	158,628	174,417
Commercial	78,072	53,276

Total real estate	236,700	227,693
Commercial	12,247	-
Loans secured by deposit accounts	718	443
Other	812	388

Total gross loans receivable	250,477	228,524
Plus:
Premiums on loans purchased	12	23
Less:
Loans in process	872	417
Net deferred loan fees	162	62
Unamortized discounts	68	71
Allowance for loan losses	1,730	1,455

Loans receivable, net	$247,657	$226,542

Activity in the allowance for loan losses was as follows:

	2006	2005
	(In thousands)
Beginning balance	$1,455	$1,420
Provision for loan losses	280	35
Loans charged off	(5)	-

Ending balance	$1,730	$1,455

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Individually impaired loans were as follows:

	2006	2005
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$-	$-
Year-end loans with allocated allowance for loan losses	34	35

Total	$34	$35

Amount of the allowance for loan losses allocated	$34	$35
Average of individually impaired loans during year	$35	$35
Interest income recognized during impairment	5	3
Cash basis interest income recognized	5	3

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Residential real estate	$-	$-
Other	34	35

Total non-accrual loans	$34	$35

The Bank had no restructured loans or loans that are contractually past due 90 days or more and are still accruing at December 31, 2006 and 2005.

The Bank serviced loans for others totaling $21.3 million and $22.4 million at December 31, 2006 and 2005, respectively.

Note 4 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2006	2005
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,296	4,250
Furniture, fixtures and equipment	1,578	2,136

	7,597	8,109
Less accumulated depreciation	(2,334)	(2,650)

Office properties and equipment, net	$5,263	$5,459

During the years ended December 31, 2006 and 2005, depreciation expense totaled $331,000 and $400,000, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company pay property taxes and insurance. Lease expense was approximately $216,000 in 2006 and 2005. Annual minimum lease commitments attributable to long-term leases at December 31, 2006 are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2007	$43	$126	$169
2008	43	28	71
2009	43	28	71
2010	43	25	68
2011	43	8	51
Thereafter	86	-	86

	$301	$215	$516

Note 5 – Deposits

Deposits are summarized as follows:

	December 31,
	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
NOW account and other demand deposits	$23,972	0.11%	$17,547	0.17%
Non-interest bearing demand deposits	16,292	0.00%	14,228	0.00%
Money market deposits	15,763	3.13%	11,321	1.12%
Passbook	43,883	1.39%	58,379	1.49%
Certificates of deposit	121,557	4.30%	107,989	3.37%

Total	$221,467	2.87%	$209,464	2.23%

The aggregate amount of time deposits equal to or exceeding $100,000 totaled $63.5 million and $54.7 million at December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006 and 2005, the weighted average cost of deposits was 2.59% and 2.13%, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Scheduled maturities of certificates of deposit were as follows at December 31, 2006:

Maturity	Amount
(In thousands)
2007	$97,055
2008	12,907
2009	5,489
2010	4,550
2011	1,007
Thereafter	549

$121,557

Note 6 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2006:
Maturities February 2007 to December 2016, fixed rates at rates from 2.85% to 4.25%, averaging 3.72%	$48,485
Maturity January 2007 variable rate at 5.25%	1,500

$49,985

December 31, 2005:
Maturities February 2006 to August 2015, fixed rates at rates from 1.78% to 3.94%, averaging 3.27%	$56,513

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $79.3 million and $108.6 million of first mortgage loans and $30.9 million and $37.2 million of mortgage-backed securities under a blanket lien arrangement at year-end 2006 and 2005. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 40% of assets, the Company is eligible to borrow an additional $58.8 million at year-end 2006.

Required payments are:

Amount
(In thousands)
2007	$16,485
2008	6,500
2009	-
2010	-
2011	-
Thereafter	27,000

$49,985

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 7 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17 (Interest Payment Dates), and was 7.90% at year-end 2006.

Note 8 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to $15,000 for 2006 and $14,000 for 2005 of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for 2006 and 2005 was $67,000 and $71,000.

Recognition and Retention Plan (RRP)

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to non-employee directors. Compensation expense is recognized over the five-year vesting period of the shares for the difference between the exercise price and the market value at issue date. Awards are automatically vested upon a change of control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan are 3,160 at December 31, 2006. No shares were issued in 2006 or 2005. Compensation expense was $5,000 for 2006 and $6,000 for 2005.

Performance Equity Program (PEP)

A Performance Equity Program (“PEP”) provides for the issuance of shares to certain officers and employees. Compensation expense is recognized over the five-year vesting period of the shares for the difference between the exercise price and the market value at issue date provided that any required performance goals have been met. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan are 1,236 at December 31, 2006. During 2006 and 2005, the Company issued 8,000 shares and -0- shares, respectively. Compensation expense was $21,000 for 2006 and $20,000 for 2005.

A summary of changes in the Company’s nonvested RRP and PEP shares for the year follows:

	RRP		PEP
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,509	$10.46	3,684	$7.30
Granted	-	-	8,000	10.63
Vested	(543)	9.74	(1,742)	7.12
Forfeited	-	-	(852)	8.47

Nonvested at December 31, 2006	966	$10.86	9,090	$10.15

As of December 31, 2006, there was $10,000 and $92,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP and PEP Plans. The cost is expected to be recognized over a weighted

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

average period of 1.8 years and 3.9 years. The total fair value of shares vested for the RRP and PEP Plans during the years ended December 31, 2006 and 2005 was $26,000 and $26,000.

Deferred Compensation

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $109,000 at December 31, 2006 and $-0- at December 31, 2005, and is accrued over the period of active employment. Compensation expense was $109,000 for 2006 and $-0- for 2005.

Note 9 – ESOP Plan

Employees participate in an Employee Stock Option Plan (ESOP) after attaining certain age and service requirements. The Company makes discretionary contributions to the ESOP. Dividends on allocated shares increase participant accounts. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Contributions to the ESOP for the year ended 2006 and 2005 were $44,000 and $64,000. Expense was $51,000 and $109,000 during 2006 and 2005.

Shares held by the ESOP were as follows:

	2006	2005
	(Dollars in thousands)
Allocated to participants	93,401	95,160
Unearned	-	-

Total ESOP shares	93,401	95,160

Fair value of unearned shares	$-	$-

Note 10 – Income Taxes

Income tax expense (benefit) was as follows:

	2006	2005
	(In thousands)
Current taxes:
Federal	$1,032	$603
State	217	108

	1,249	711

Deferred taxes:
Federal	(246)	130
State	(128)	76
Change in valuation allowance	-	41

	(374)	247

Total	$875	$958

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2006	2005
	(In thousands)
Federal statutory rate times financial statement income	$863	$891
Effect of:
State taxes, net of federal benefit	59	121
Change in valuation allowance	-	41
Other, net	(47)	(95)

Total	$875	$958

Year-end deferred tax assets and liabilities were due to the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$688	$575
Accrued liabilities	65	65
Lower of cost or market adjustment	7	10
State income taxes	73	57
Impairment loss on capital investment	41	41
Deferred compensation	45	-
FAS 123R	47	-

Total deferred tax assets	966	748

Deferred tax liabilities:
Basis difference on fixed assets	(257)	(322)
Deferred loan fees/costs	(719)	(914)
FHLB stock dividends	(725)	(662)
Mortgage servicing rights	(50)	-
Other	(29)	(38)

Total deferred tax liabilities	(1,780)	(1,936)

Valuation allowance	(41)	(41)

Net deferred tax liability	$(855)	$(1,229)

A deferred tax asset valuation allowance of $41,000 has been established at year-end 2006 and 2005 against the deferred tax asset related to the impairment loss on an equity security owned by the Company. A loss realized from the sale of this investment would be capital in nature and would only be deductible as an offset to future capital gains.

In prior years, the Bank had qualified under the provision of the Internal Revenue Code that allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions. Alternatively, the Bank could deduct from taxable income an allowance for bad debts based upon the experience method. Under provisions of the Small Business Job Protection Act of 1996, the Bank lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, the Bank may

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

continue to maintain an allowance for bad debts based on the experience method, and its tax allowance for bad debts has been maintained under such method.

Retained earnings at December 31, 2006 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes of approximately $1.0 million may be imposed and expensed at that time.

Note 11 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2006 were as follows:

Amount
(In thousands)
Beginning balance	$506
New loans	-
Repayments	(9)

Ending balance	$497

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $3.2 million and $3.2 million.

Note 12 – Stock Options

Stock-based Compensation Expense

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

On January 1, 2006, the Company adopted SFAS 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective transition method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing unvested stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires that tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash flows.

The Securities and Exchange Commission (“SEC”) has published Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of stock-based payment

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits with compensation and benefits in the consolidated statements of operations and comprehensive earnings.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Year ended December 31, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$2,538	$(115)	$2,423
Income taxes	922	(47)	875

Net earnings available to common shareholders	$1,616	(68)	$1,548

Basic earnings per share	$1.01	$(.04)	$.97

Diluted earnings per share	$.94	$(.04)	$.90

The following table illustrates the effect on net earnings available to common shareholders and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the year ended December 31, 2005.

	Year ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Earnings available to common shareholders before income taxes	$2,542	$(58)	$2,484
Income taxes	958	(23)	935

Net earnings available to common shareholders	$1,584	(35)	$1,549

Basic earnings per share	$1.04	$(.02)	$1.02

Diluted earnings per share	$1.00	$(.03)	$.97

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s Long-Term Incentive Plan (“LTIP”) and under the Company’s 1996 Stock Option Plan (“Stock Option Plan”), which provide for the issuance of up to 403,562 options. The maximum option term is ten years, and options vest over five years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the activity in the plans for 2006 follows:

	LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands, except share and per share)
Outstanding at January 1, 2006	207,775	$6.41	15,256	$6.62	223,031	$6.43
Granted	75,000	10.73	-	-	75,000	10.73
Exercised	(21,520)	5.94	-	-	(21,520)	5.94
Forfeited or expired	(11,835)	7.58	-	-	(11,835)	7.58

Outstanding at December 31, 2006	249,420	$7.70	15,256	$6.62	264,676	$7.63	5.31 years	$808

Exercisable at December 31, 2006	154,476	$6.11	13,114	$5.93	167,590	$6.09	3.42 years	$750

There were 75,000 options granted during 2006 and no options were granted during 2005. Options available and unissued under the Plans totaled 30,525 at December 31, 2006.

Options outstanding and exercisable at year-end 2006 were as follows:

		Outstanding			Exercisable
Stock Option Plan	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
December 31, 2006:
LTIP	$5.10	63,760	0.71 year	$5.10	63,760	$5.10
	$4.34	12,708	3.87 years	$4.34	12,708	$4.34
	$6.68	83,752	5.56 years	$6.68	69,808	$6.68
	$10.49	4,200	6.21 years	$10.49	4,200	$10.49
	$13.11	10,000	7.30 years	$13.11	4,000	$13.11
	$10.85	60,000	9.25 years	$10.85	-	-
	$10.25	15,000	9.39 years	$10.25	-	-

		249,420	5.43 years	$7.70	154,476	$6.11

Stock Option Plan	$5.10	7,260	0.71 years	$5.10	7,260	$5.10
	$4.34	3,000	3.87 years	$4.34	3,000	$4.34
	$8.19	1,784	5.72 years	$8.19	1,427	$8.19
	$10.49	1,428	6.21 years	$10.49	714	$10.49
	$11.99	1,784	7.55 years	$11.99	713	$11.99

		15,256	3.23 years	$6.62	13,114	$5.93

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option expense and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted during 2006 was determined using the following weighted average assumptions as of grant date.

2006
Risk free interest rate	4.91%
Expected term (years)	10 years
Expected stock price volatility	26.77%
Dividend yield	1.86%

Information related to the Company’s stock option Plans during each year follows:

	2006	2005
	(In thousands, except per share)
Intrinsic value of options exercised	$98	$129
Cash received from options exercises	127	201
Tax benefit realized from option exercises	40	53
Weighted average fair value of options granted	$3.86	N/A

As of December 31, 2006, there was $ 302,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted average period of 3.6 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Bank’s actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006:
Leverage/Tangible Ratio	$23,930	7.95%	$12,040	4.00%	$15,050	5.00%
Tier I Risk-based ratio	$23,930	11.29%	$8,478	4.00%	$12,718	6.00%
Total Risk-based ratio	$25,626	12.09%	$16,957	8.00%	$21,196	10.00%

December 31, 2005:
Leverage/Tangible Ratio	$21,584	7.38%	$11,692	4.00%	$14,615	5.00%
Tier I Risk-based ratio	$21,584	11.47%	$7,525	4.00%	$11,287	6.00%
Total Risk-based ratio	$23,004	12.23%	$15,049	8.00%	$18,812	10.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $4.3 million plus any 2007 net profits retained to the date of the dividend declaration.

Note 14 – Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2006	2005
	(In thousands)
Commitments to make loans	$800	$1,351
Unused lines of credit	4,374	3,775

Commitments to make loans are generally made for periods of 60 days or less. Our loan commitment at year-end 2006 is a variable rate loan with an interest rate of 6.875%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 15 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$5,310	$5,310	$9,786	$9,786
Securities held to maturity	35,793	35,174	45,369	44,494
Loans receivable, net	247,657	244,125	226,542	223,692
Federal Home Loan Bank stock	2,490	2,490	3,332	3,332
Accrued interest receivable	1,476	1,476	1,241	1,241

Liabilities:
Deposits	$(221,467)	$(210,506)	$(209,464)	$(198,226)
Federal Home Loan Bank advances	(49,985)	(49,309)	(56,513)	(55,560)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(588)	(588)	(559)	(559)
Accrued interest payable	(318)	(318)	(216)	(216)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at year-end 2006 and 2005, and are not considered significant to this presentation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 16 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet	December 31,
	2006	2005
	(In thousands)
Assets
Cash	$1,584	$333
Investment in bank subsidiary	23,930	21,584
Investment in non-bank subsidiaries	181	161
Other assets	477	814

	$26,172	$22,892

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other liabilities	147	115
Stockholders’ equity	20,025	16,777

	$26,172	$22,892

Condensed Statements of Operations	Year Ended December 31,
	2006	2005
	(In thousands)
Interest income	$5	$3
Interest expense	464	355
Other income	-	2
Other expense	532	429

Loss before income taxes	(991)	(779)
Income taxes benefit	389	265

Loss before equity in undistributed earnings of subsidiaries	(602)	(514)
Equity in undistributed earnings of bank subsidiary	2,245	2,068
Equity in undistributed earnings of non-bank subsidiaries	20	108

Net earnings	$1,663	$1,662

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows	Year Ended December 31,
	2006	2005
	(In thousands)

Cash flows from operating activities
Net earnings	$1,663	$1,662
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in undistributed earnings of bank subsidiary	(2,245)	(2,068)
Equity in undistributed earnings of non-bank subsidiaries	(20)	(108)
Decrease (increase) in other assets	337	(267)
Increase in other liabilities	32	2
Reduction of unearned ESOP shares	-	44
Stock compensation expense	115	-

Net cash used in operating activities	(118)	(735)

Cash flows from financing activities
Preferred stock issued	905	-
Common stock issued	1,644	-
Stock options exercised, net of tax benefits	167	254
Purchases of treasury stock	(929)	-
Reissuance of treasury stock	19	29
Common and preferred dividends paid	(437)	(381)

Net cash provided by (used in) financing activities	1,369	(98)

Net increase (decrease) in cash and cash equivalents	1,251	(833)
Cash and cash equivalents, beginning of year	333	1,166

Cash and cash equivalents, end of year	$1,584	$333

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 17 – Earnings Per Share

The factors used in the earnings per share computations follow:

	2006	2005
	(Dollars in thousands, except per share)
Basic
Net earnings	$1,663	$1,662
Less: Preferred stock dividends	(115)	(78)

Earnings available to common stockholders	$1,548	$1,584

Weighted average common shares outstanding	1,591,364	1,526,095
Less: average unallocated ESOP shares	-	(3,556)

Average shares	1,591,364	1,522,539

Basic earnings per common share	$0.97	$1.04

Diluted
Net earnings	$1,663	$1,662
Less: Preferred stock dividends	(115)	(78)

Earnings available to common stockholders	$1,548	$1,584

Weighted average common shares outstanding for basic earnings per common share	1,591,364	1,522,539
Add: dilutive effects of assumed exercises of stock options	125,277	68,270

Average shares and dilutive potential common shares	1,716,641	1,590,809

Diluted earnings per common share	$0.90	$1.00

Note 18 – Capital Transactions

On April 5, 2006, the Company completed the sale of 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock to National Community Investment Fund (“NCIF”) at a price of $13.00 per share. The preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions.

On May 22, 2006, the Company completed the sale of 145,000 shares of its common stock to Cathay General Bancorp at $11.51 per share, under the Third Amendment to the Stock Purchase Agreement dated December 31, 2005. The shares sold constitute 8.83% of the number of common stock outstanding, as determined immediately after the sale of the shares.