Form 10QSB
period 2007-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2007-05-10
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,638,576 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
	(Dollars in thousands)
Assets
Cash	$3,687	$5,310
Securities available for sale	5,117	—
Securities held to maturity (fair value of $33,549 at March 31, 2007 and $35,174 at December 31, 2006)	33,927	35,793
Loans receivable, net of allowance of $1,750 and $1,730	249,620	247,657
Accrued interest receivable	1,559	1,476
Federal Home Loan Bank (FHLB) stock, at cost	2,576	2,490
Office properties and equipment, net	5,256	5,263
Bank owned life insurance	2,163	2,138
Other assets	788	868

Total assets	$304,693	$300,995

Liabilities and stockholders’ equity
Deposits	$225,547	$221,467
Federal Home Loan Bank advances	49,798	49,985
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	211	588
Deferred income taxes	852	855
Other liabilities	1,893	2,075

Total liabilities	284,301	280,970

Stockholders’ Equity:
Preferred, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2007 and December 31, 2006; liquidation preference of $552 for Series A and $1,000 for Series B and C at March 31, 2007 and December 31, 2006	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at March 31, 2007 and December 31, 2006; outstanding 1,637,576 shares at March 31, 2007 and 1,637,415 shares at December 31, 2006	20	20
Additional paid-in capital	12,855	12,829
Accumulated other comprehensive loss, net of taxes	(4)	—
Retained earnings-substantially restricted	12,511	12,169
Treasury stock-at cost, 376,366 shares at March 31, 2007 and 376,527 shares at December 31, 2006	(4,992)	(4,995)

Total stockholders’ equity	20,392	20,025

Total liabilities and stockholders’ equity	$304,693	$300,995

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$4,405	$3,553
Interest on mortgage-backed securities	401	466
Interest on investment securities	25	18
Other interest income	84	94

Total interest income	4,915	4,131

Interest on deposits	1,608	1,189
Interest on borrowings	590	563

Total interest expense	2,198	1,752

Net interest income before provision for loan losses	2,717	2,379
Provision for loan losses	20	—

Net interest income after provision for loan losses	2,697	2,379

Non-interest income:
Service charges	275	231
Gain on sale of loans held for sale	6	—
Gain on sale of securities	—	12
Other	36	22

Total non-interest income	317	265

Non-interest expense:
Compensation and benefits	1,428	1,214
Occupancy expense, net	260	310
Information services	161	151
Professional services	145	79
Office services and supplies	117	104
Other	190	140

Total non-interest expense	2,301	1,998

Earnings before income taxes	713	646
Income taxes	269	258

Net earnings	$444	$388

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(7)	$—
Income tax effect	3	—

Other comprehensive income (loss), net of tax	(4)	—

Comprehensive earnings	$440	$388

Net earnings	$444	$388
Dividends paid on preferred stock	(32)	(20)

Earnings available to common shareholders	$412	$368

Earnings per share-basic	$0.25	$0.24

Earnings per share-diluted	$0.23	$0.23

Dividends declared per share-common stock	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$444	$388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	78	85
Net amortization (accretion) of premiums (discounts) on loans purchased	16	15
Net amortization of deferred loan origination costs (fees)	27	12
Net amortization of premiums on mortgage-backed securities	18	41
Stock-based compensation expense	27	19
Gain on sale of securities	—	(12)
Gain on sale of loans held for sale	(6)	—
Net increase in cash surrender value of bank owned life insurance	(25)	—
FHLB stock dividends	(38)	(39)
Provision for loan losses	20	—
Loans receivable originated for sale	(1,200)	—
Proceeds from sale of loans receivable held for sale	1,206	—
Changes in operating assets and liabilities:
Accrued interest receivable	(83)	(13)
Other assets	80	(188)
Other liabilities	(182)	(216)

Net cash provided by operating activities	382	92

Cash flows from investing activities:
Net change in loans receivable	(2,026)	6,048
Purchase of loans receivable	—	(4,915)
Purchases of mortgage-backed securities available for sale	(5,161)	—
Proceeds from sale of mortgage-backed securities held-to-maturity	—	451
Principal repayments on mortgage-backed securities available for sale	37	—
Principal repayments on mortgage-backed securities held-to-maturity	1,848	2,029
Purchase of Federal Home Loan Bank stock	(48)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	178
Capital expenditures for office properties and equipment	(71)	(41)

Net cash (used in) provided by investing activities	(5,421)	3,750

Cash flows from financing activities:
Net increase (decrease) in deposits	4,080	(1,899)
Advances from the Federal Home Loan Bank	5,000	—
Principal repayments on advances from the Federal Home Loan Bank	(5,187)	(4,724)
Common and Preferred dividends paid	(102)	(98)
Reissuance of treasury stock	2	4
Change in advance payments by borrowers for taxes and insurance	(377)	(430)

Net cash provided by (used in) financing activities	3,416	(7,147)

Net decrease in cash	(1,623)	(3,305)
Cash at beginning of period	5,310	9,786

Cash at end of period	$3,687	$6,481

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,180	$1,791

Cash paid for income taxes	$223	$415

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2007

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2007 and December 31, 2006, the results of their operations and comprehensive earnings for the three months ended March 31, 2007 and 2006 and their cash flows for the three months ended March 31, 2007 and 2006. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2006 and, accordingly, should be read in conjunction with such audited financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,637,438 and 1,554,642 shares for the three months ended March 31, 2007 and 2006). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,774,831 and 1,611,038 shares for the three months ended March 31, 2007 and 2006).

NOTE (3) – Recent Accounting Pronouncements

FIN 48—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of adopting FIN 48 is discussed in Note 4 to the consolidated financial statements.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2007

NOTE (4) – Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefit was recognized as a result of the adoption of FIN 48.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. The Company is no longer subject to examination by federal taxing authorities for years before 2003 and by state taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has accrued $56,000 including $8,000 for potential interest and penalties as of March 31, 2007 and December 31, 2006 for uncertainties related to income taxes related to the California loan enterprise zone loan interest deduction taken in prior years. Of this total, $56,000 represents the amount of unrecognized tax benefits at March 31, 2007 and December 31, 2006 that if recognized would favorably affect the Company’s effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations regarding the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding strategic objectives. These forward-looking statements are based upon current management expectations, and involve risks and uncertainties. Actual results or performance may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the real estate market, competitive conditions in the business and geographic areas in which the Company conducts its business, regulatory actions or changes and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At March 31, 2007, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the first quarter of 2007 were $444,000, or $0.23 per diluted share, up $56,000, or 14.43%, when compared with net earnings of $388,000, or $0.23 per diluted share, in the first quarter of 2006. The increase in net earnings was a result of increased interest-earning assets, a higher net interest margin, and an increase in non-interest income.

Net Interest Income

Net interest income before provision for loan losses of $2.7 million in the first quarter of 2007 was up $338,000, or 14.21%, from the first quarter a year ago. The increase reflected a higher level of average interest-earning assets and improved net interest margin. Interest-earning assets averaged $292.2 million in the current quarter, up $12.1 million, or 4.32%, from the same period a year ago. Net interest margin improved 32 basis points to 3.72% in the current quarter from 3.40% a year ago. The net interest rate spread improved 30 basis points to 3.57% in the current quarter from 3.27% a year ago, as the yield on our interest-earning assets rose faster than the cost of our interest-bearing liabilities. The overall yield on interest-earning assets increased 83 basis points primarily as a result of the origination of higher yielding loans and the upward repricing of adjustable rate mortgage loans. The annualized yield on loans improved 84 basis points to 7.10% in the first quarter of 2007 from 6.26% for the same period in 2006. The cost of interest-bearing liabilities increased 53 basis points as we paid higher rates on deposits and increased our use of overnight FHLB borrowings. Most of the increase in interest expense was in interest-bearing deposits, where average balances increased $16.5 million to $222.7 million for the first quarter of 2007, compared to $206.2 million for the same period in 2006. The cost of average deposits increased 58 basis points to 2.89% in the first quarter of 2007 from 2.31% for the same period in 2006. The increase was the result of the higher rates we paid on our money market accounts, the maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) for the first quarter of 2007 was 4.21% compared to 3.95% for the first quarter of 2006.

Provision for Loan Losses

During the first quarter of 2007, the provision for loan losses amounted to $20,000 compared to $-0- provision a year ago. The $20,000 of loan loss provision was primarily due to increased loan origination volume.

Non-interest Income

Non-interest income totaled $317,000 in the first quarter of 2007, up $52,000, or 19.62%, from the first quarter a year ago. The increase was primarily due to higher service charges on loan and deposit accounts in the first quarter of 2007 compared to the same quarter in 2006. Loan related fees totaled $63,000 in the first quarter of 2007 compared to $41,000 a year ago. Deposit related fees totaled $212,000 in the first quarter of 2007 compared to $190,000 a year ago.

Non-interest Expense

Non-interest expense totaled $2.3 million in the first quarter of 2007, up $303,000, or 15.17%, from the first quarter a year ago. A large portion of the increase was in compensation and benefits, which increased by $214,000, or 17.63%, in the first quarter of 2007 compared to the same quarter in 2006. Approximately $111,000 of the increase in compensation and benefits related to annual pay increases and several new administrative positions, including a Chief Operating Officer who was hired in April 2006 and a Human Resources Manager who was hired in September 2006. Other significant increases in non-interest expense between first quarters included a $66,000 increase in professional services expense primarily related to staffing of our new wealth management division and Sarbanes Oxley compliance and a $50,000 increase in other expense, primarily due to increases in donations, sponsorships and promotion expenses. Partially offsetting these increases was a $50,000 decrease in occupancy expense, resulting from lower office repairs and maintenance expense in the first quarter of 2007 as compared to the first quarter of 2006.

Income Taxes

The Company’s effective tax rate was 37.73% for the first quarter 2007 compared to 39.94% for the first quarter 2006. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At March 31, 2007, assets totaled $304.7 million, up $3.7 million, or 1.23%, from year-end 2006. During the current quarter, net loans increased $2.0 million and securities available for sale increased $5.1 million, while cash and cash equivalents decreased $1.6 million and securities held to maturity decreased $1.9 million. Loan originations, including purchases, totaled $21.6 million in the current quarter, up $7.4 million, or 52.11%, from $14.2 million a year ago. The strong growth in loan originations was tempered by a high level of loan repayments, including loan sales, which amounted to $19.0 million in the first quarter of 2007 compared to $15.1 million in the first quarter of 2006.

Deposits totaled $225.5 million at March 31, 2007, up $4.1 million, or 1.84%, from year-end 2006. During the current quarter, core deposits (NOW, demand, money market and passbook accounts) increased $2.7 million and certificates of deposit increased $1.4 million. At March 31, 2007, core deposits represented 45.50% of total deposits compared to 45.11% at December 31, 2006.

Since the end of 2006, FHLB borrowings decreased $0.2 million, or 0.37%, to $49.8 million from $50.0 million at December 31, 2006, primarily due to strong deposit growth resulting in reduced reliance on borrowings to fund loan growth.

Allowance for Loan Losses

At March 31, 2007, the allowance for loan losses was $1.8 million, or 0.70% of total gross loans receivable, compared to $1.7 million, or 0.69% of total gross loans receivable, at year-end 2006.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of March 31, 2007, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, totaled $47,000 or 0.02% of total assets at March 31, 2007 as compared to $34,000 or 0.01% of total assets at December 31, 2006. Non-accrual loans at March 31, 2007 consisted of a loan secured by single-family dwelling and an unsecured consumer loan. At March 31, 2007 and December 31, 2006, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended March 31, 2007, the Company’s annualized return on average equity decreased to 8.78% compared to 9.13% for the same period in 2006. The issuance of Series C preferred stock during the second quarter of 2006 and the sale of 145,000 shares of the Company’s Common Stock to Cathay General Bancorp negatively impacted this ratio. The annualized return on average assets increased to 0.59% for the first quarter of 2007 compared to 0.54% for the same period in 2006. The efficiency ratio increased to 75.84% for the first quarter of 2007 compared to 75.57% for the same period in 2006.

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

Since December 31, 2006, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, including the Company’s audited financial statements and the notes thereto.

Regulatory Capital

The OTS capital regulations include three separate minimum capital requirements for savings institutions that are subject to OTS supervision. First, the tangible capital requirement mandates that the Bank’s stockholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital (as defined by the OTS) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance- sheet items for this purpose.

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2007, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2007
Tangible ratio	1.50%	N/A	8.01%
Leverage ratio	4.00%	5.00%	8.01%
Tier 1 Risk-based ratio	4.00%	6.00%	11.25%
Total Risk-based ratio	8.00%	10.00%	12.04%

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to March 31, 2007.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer Broadway Financial Corporation

Date: May 10, 2007	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer Broadway Financial Corporation