Form 10QSB
period 2007-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2007-08-10
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,692,257 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
	(Dollars in thousands)
Assets
Cash	$4,578	$5,310
Securities available for sale	4,852	—
Securities held to maturity (fair value of $31,523 at June 30, 2007 and $35,174 at December 31, 2006)	31,969	35,793
Loans receivable held for sale, at lower of cost or fair value	2,498	—
Loans receivable, net of allowance of $1,914 and $1,730	261,470	247,657
Accrued interest receivable	1,606	1,476
Federal Home Loan Bank (FHLB) stock, at cost	2,773	2,490
Office properties and equipment, net	5,305	5,263
Bank owned life insurance	2,187	2,138
Other assets	573	868

Total assets	$317,811	$300,995

Liabilities and stockholders’ equity
Deposits	$229,047	$221,467
Federal Home Loan Bank advances	58,600	49,985
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	491	588
Deferred income taxes	809	855
Other liabilities	1,938	2,075

Total liabilities	296,885	280,970

Stockholders’ Equity:
Preferred, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2007 and December 31, 2006; liquidation preference of $552 for Series A and $1,000 for Series B and C at June 30, 2007 and December 31, 2006	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at June 30, 2007 and December 31, 2006; outstanding 1,691,606 shares at June 30, 2007 and 1,637,415 shares at December 31, 2006	20	20
Additional paid-in capital	12,624	12,829
Accumulated other comprehensive loss, net of taxes	(69)	—
Retained earnings-substantially restricted	12,625	12,169
Treasury stock-at cost, 322,336 shares at June 30, 2007 and 376,527 shares at December 31, 2006	(4,276)	(4,995)

Total stockholders’ equity	20,926	20,025

Total liabilities and stockholders’ equity	$317,811	$300,995

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$4,570	$3,738	$8,975	$7,291
Interest on mortgage-backed securities	416	430	817	896
Interest on investment securities	25	18	50	36
Other interest income	78	97	162	191

Total interest income	5,089	4,283	10,004	8,414

Interest on deposits	1,730	1,285	3,338	2,474
Interest on borrowings	647	542	1,237	1,105

Total interest expense	2,377	1,827	4,575	3,579

Net interest income before provision for loan losses	2,712	2,456	5,429	4,835
Provision for loan losses	164	49	184	49

Net interest income after provision for loan losses	2,548	2,407	5,245	4,786

Non-interest income:
Service charges	284	228	559	459
Gain on sale of loans held for sale	9	—	15	—
Gain (loss) on sale of securities	(1)	—	(1)	12
Other	31	53	67	75

Total non-interest income	323	281	640	546

Non-interest expense:
Compensation and benefits	1,391	1,223	2,819	2,437
Occupancy expense, net	276	309	536	619
Information services	173	153	334	304
Professional services	171	146	316	225
Office services and supplies	137	122	254	226
Other	352	163	542	303

Total non-interest expense	2,500	2,116	4,801	4,114

Earnings before income taxes	371	572	1,084	1,218
Income taxes	129	228	398	486

Net earnings	$242	$344	$686	$732

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(108)	$—	$(115)	$—
Income tax effect	43	—	46	—

Other comprehensive income (loss), net of tax	(65)	—	(69)	—

Comprehensive earnings	$177	$344	$617	$732

Net earnings	$242	$344	$686	$732
Dividends paid on preferred stock	(32)	(29)	(64)	(49)

Earnings available to common shareholders	$210	$315	$622	$683

Earnings per share-basic	$0.13	$0.20	$0.38	$0.44

Earnings per share-diluted	$0.12	$0.19	$0.35	$0.41

Dividends declared per share-common stock	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$686	$732
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	155	169
Net amortization (accretion) of premiums (discounts) on loans purchased	18	19
Net amortization of deferred loan origination costs (fees)	40	20
Net amortization of premiums on mortgage-backed securities	34	71
Stock-based compensation expense	59	52
(Gain) loss on sale of securities	1	(12)
Gain on sale of loans held for sale	(15)	—
Net increase in cash surrender value of bank owned life insurance	(49)	—
FHLB stock dividends	(68)	(78)
Provision for loan losses	184	49
Loans receivable originated for sale	(5,500)	—
Proceeds from sale of loans receivable held for sale	3,017	—
Changes in operating assets and liabilities:
Accrued interest receivable	(130)	13
Other assets	295	(102)
Deferred income taxes	—	68
Other liabilities	(137)	(152)

Net cash (used in) provided by operating activities	(1,410)	849

Cash flows from investing activities:
Net change in loans receivable	(14,055)	8,631
Purchase of loans receivable	—	(9,537)
Purchases of mortgage-backed securities available for sale	(5,161)	—
Proceeds from sale of mortgage-backed securities held-to-maturity	344	451
Principal repayments on mortgage-backed securities available for sale	194	—
Principal repayments on mortgage-backed securities held-to-maturity	3,445	4,540
Purchase of Federal Home Loan Bank stock	(215)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	571
Capital expenditures for office properties and equipment	(197)	(86)

Net cash (used in) provided by investing activities	(15,645)	4,570

Cash flows from financing activities:
Net increase (decrease) in deposits	7,580	(1,831)
Advances from the Federal Home Loan Bank	17,600	13,800
Principal repayments on advances from the Federal Home Loan Bank	(8,985)	(22,483)
Preferred stock issued	—	962
Common stock issued	—	1,648
Common and Preferred dividends paid	(230)	(209)
Reissuance of treasury stock	19	5
Purchases of treasury stock	—	(929)
Stock options exercised, net of tax benefits	436	—
Change in advance payments by borrowers for taxes and insurance	(97)	(10)

Net cash provided by (used in) financing activities	16,323	(9,047)

Net decrease in cash	(732)	(3,628)
Cash at beginning of period	5,310	9,786

Cash at end of period	$4,578	$6,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,504	$3,264

Cash paid for income taxes	$798	$585

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2007 and December 31, 2006, the results of their operations and comprehensive earnings for the three and six months ended June 30, 2007 and 2006 and their cash flows for the six months ended June 30, 2007 and 2006. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2006 and, accordingly, should be read in conjunction with such audited consolidated financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,654,028 and 1,561,213 shares for the three months ended June 30, 2007 and 2006, and 1,645,779 and 1,557,946 shares for the six months ended June 30, 2007 and 2006, respectively). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,787,105 and 1,701,864 shares for the three months ended June 30, 2007 and 2006, and 1,781,442 and 1,665,161 shares for the six months ended June 30, 2007 and 2006, respectively).

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

June 30, 2007

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has accrued $56,000 including $8,000 for potential interest and penalties as of June 30, 2007 and December 31, 2006 for uncertainties related to income taxes related to the California loan enterprise zone loan interest deduction taken in prior years. Of this total, $56,000 represents the amount of unrecognized tax benefits at June 30, 2007 and December 31, 2006 that if recognized would favorably affect the Company’s effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At June 30, 2007, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the second quarter of 2007 were $242,000, or $0.12 per diluted share, down $102,000, or 29.65%, when compared with net earnings of $344,000, or $0.19 per diluted share, in the second quarter of 2006. The decrease in net earnings was the result of a substantial increase in our provision for loan losses and non-interest expense, partially offset by increases in net interest income before provision for loan losses and non-interest income.

For the first half of 2007, net earnings totaled $686,000, or $0.35 per diluted share, down $46,000, or 6.28%, when compared with net earnings of $732,000, or $0.41 per diluted share, for the first half of 2006.

Net Interest Income

Net interest income before provision for loan losses of $2.7 million in the second quarter of 2007 was up $256,000, or 10.42%, from the second quarter a year ago. The increase reflected a higher level of average interest-earning assets and improved net interest margin. Interest-earning assets averaged $297.7 million in the current quarter, up $19.5 million, or 7.00%, from the same period a year ago. Annualized net interest rate margin improved 11 basis points to 3.64% in the current quarter from 3.53% a year ago. The annualized net interest rate spread improved 10 basis points to 3.49% in the current quarter from 3.39% a year ago. The overall annualized yield on average interest-earning assets increased 68 basis points to 6.84% in the current quarter from 6.16% a year ago, primarily as a result of the origination of higher yielding loans and the upward repricing of adjustable rate mortgage loans. The annualized yield on average loans improved 66 basis points to 7.21% in the second quarter of 2007 from 6.55% for the same period in 2006. The cost of average interest-bearing liabilities increased 59 basis points to 3.35% as our deposit mix shifted toward higher costing time deposits and our use of overnight FHLB borrowings increased. Most of the increase in interest expense was in interest-bearing time deposits, where average balances increased $18.0 million, or 16.51%, to $127.0 million for the second quarter of 2007, compared to $109.0 million for the same period in 2006. The cost of average deposits increased 60 basis points to 3.07% in the second quarter of 2007 from 2.47% for the same period in 2006. The primary spread (weighted average interest rate on loans minus weighted average interest rate on deposits) for the second quarter of 2007 was 4.14% compared to 4.08% for the second quarter of 2006.

For the first half of 2007, net interest income before provision for loan losses totaled $5.4 million, up $594,000, or 12.29%, from a year ago, primarily reflecting increased average interest-earning assets and higher net interest rate margin.

Provision for Loan Losses

During the second quarter of 2007, the provision for loan losses amounted to $164,000 compared to $49,000 a year ago. The $164,000 of loan loss provision was primarily due to increased loan originations/volume as there have been no net charge-offs during the first six months of 2007.

For the first half of 2007, the provision for loan losses totaled $184,000 compared to $49,000 of provision in the year-ago period.

Non-interest Income

Non-interest income totaled $323,000 in the second quarter of 2007, up $42,000, or 14.95%, from the second quarter a year ago. The increase was primarily due to higher retail banking fees in the second quarter of 2007 compared to the same quarter in 2006.

For the first half of 2007, non-interest income totaled $640,000, up $94,000, or 17.22%, from a year ago. The increase primarily reflected higher service charge income.

Non-interest Expense

Non-interest expense totaled $2.5 million in the second quarter of 2007, up $384,000, or 18.15%, from the second quarter a year ago. A large portion of the increase was in compensation and benefits expense, which increased $168,000, in the second quarter of 2007 compared to the same quarter in 2006. Approximately $113,000 of the increase in compensation and benefits related to annual pay increases and the addition of experienced management and staff in the latter half of 2006. Other significant increases in non-interest expense between second quarters include a $25,000 increase in professional services expense, of which $17,000 was due to higher legal expenses, and a $189,000 increase in other expense, primarily due to a $125,000 expense in the second quarter of 2007 to settle a personnel matter and increases in donations, sponsorships, promotion and losses on checking accounts.

For the first half of 2007, non-interest expense totaled $4.8 million, up $687,000, or 16.70%, from a year ago, primarily reflecting higher compensation and benefits expense, professional services expense and other expense.

Income Taxes

The Company’s effective tax rate was 34.77% for the second quarter 2007 compared to 39.86% for the second quarter 2006. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At June 30, 2007, assets totaled $317.8 million, up $16.8 million, or 5.59%, from year-end 2006. During the first half of 2007, net loans, including loans held for sale, increased $16.3 million and securities available for sale increased $4.9 million, while securities held to maturity decreased $3.8 million and cash and cash equivalents decreased $0.7 million. Loan originations, including purchases, for the six months ended June 30, 2007 totaled $53.5 million, up $20.3 million, or 61.14%, from $33.2 million a year ago. The strong growth in loan originations was tempered by a high level of loan repayments, including loan sales, which amounted to $36.8 million for the six months ended June 30, 2007 compared to $32.3 million for the same period a year ago.

Deposits totaled $229.0 million at June 30, 2007, up $7.6 million, or 3.42%, from year-end 2006. During the first half of 2007, our certificates of deposit increased $11.9 million while our core deposits (NOW, demand, money market and passbook accounts) decreased $4.3 million. A substantial portion of the increase in certificates of deposit was from brokered deposits. At June 30, 2007, core deposits represented 41.74% of total deposits compared to 45.11% at December 31, 2006 and 47.08% at June 30, 2006.

Since the end of 2006, FHLB borrowings increased $8.6 million, or 17.24%, to $58.6 million at June 30, 2007 from $50.0 million at December 31, 2006, primarily due to strong loan growth financing needs.

Allowance for Loan Losses

At June 30, 2007, the allowance for loan losses was $1.9 million, or 0.73% of total gross loans receivable, compared to $1.7 million, or 0.69% of total gross loans receivable, at year-end 2006.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of June 30, 2007, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, totaled $477,000 at June 30, 2007 compared to $34,000 at December 31, 2006, or 0.15% and 0.01% of total assets, at those respective dates. Non-accrual loans at June 30, 2007 consisted of a single-family loan, a church loan and an unsecured consumer loan. At June 30, 2007 and December 31, 2006, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended June 30, 2007, the Company’s annualized return on average equity decreased to 4.69% compared to 7.50% for the same period in 2006. Contributing to the decrease in the annualized return on average equity are lower net earnings this quarter and the sale of 145,000 shares of the Company’s Common Stock to Cathay General Bancorp in May 2006 which resulted in higher average equity for the second quarter of 2007 than in the second quarter of 2006. The annualized return on average assets decreased to 0.31% for the second quarter of 2007 compared to 0.48% for the same period in 2006. The efficiency ratio increased to 82.37% for the second quarter of 2007 compared to 77.31% for the same period in 2006. Our annualized return on average assets and efficiency ratio were negatively impacted by the substantial increase in our provision for loan losses and non-interest expense.

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

Since December 31, 2006, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, including the Company’s audited consolidated financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2007, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2007
Tangible ratio	1.50%	N/A	7.85%
Leverage ratio	4.00%	5.00%	7.85%
Tier 1 Risk-based ratio	4.00%	6.00%	10.43%
Total Risk-based ratio	8.00%	10.00%	11.22%

ITEM 3.	CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to June 30, 2007.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 20, 2007 for the following purposes:

(a) To elect three directors to serve until the Annual Meeting to be held in the year 2010 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Robert C. Davidson, Jr., Javier León and Elrick Williams to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. Robert C. Davidson, Jr.
For	1,426,460
Against	0
Abstain	11,348

Mr. Javier León
For	1,426,460
Against	0
Abstain	11,348

Mr. Elrick Williams
For	1,426,460
Against	0
Abstain	11,348

(b) To ratify the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors for 2007.

At the meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors based upon 1,433,211 shares voting “for”, 3,375 shares voting “against” and 1,222 shares abstaining.

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

Date: August 10, 2007	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer Broadway Financial Corporation

Date: August 10, 2007	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer Broadway Financial Corporation