Form 10QSB
period 2007-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2007-11-09
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,762,278 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of November 7, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
Assets
Cash	$4,563	$5,310
Federal funds sold	4,000	—

Cash and cash equivalents	8,563	5,310
Securities available for sale	4,772	—
Securities held to maturity (fair value of $30,403 at September 30, 2007 and $35,174 at December 31, 2006)	30,723	35,793
Loans receivable held for sale, at lower of cost or fair value	2,735	—
Loans receivable, net of allowance of $1,924 and $1,730	272,912	247,657
Accrued interest receivable	1,772	1,476
Federal Home Loan Bank (FHLB) stock, at cost	3,375	2,490
Office properties and equipment, net	5,350	5,263
Bank owned life insurance	2,212	2,138
Other assets	778	868

Total assets	$333,192	$300,995

Liabilities and stockholders’ equity
Deposits	$229,359	$221,467
Federal Home Loan Bank advances	71,800	49,985
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	834	588
Deferred income taxes	828	855
Other liabilities	2,714	2,075

Total liabilities	311,535	280,970

Stockholders’ Equity:
Preferred, non-cumulative, and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2007 and December 31, 2006; liquidation preference of $552 for Series A and $1,000 for Series B and C at September 30, 2007 and December 31, 2006	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at September 30, 2007 and December 31, 2006; outstanding 1,762,117 shares at September 30, 2007 and 1,637,415 shares at December 31, 2006	20	20
Additional paid-in capital	12,207	12,829
Accumulated other comprehensive loss, net of taxes	(41)	—
Retained earnings-substantially restricted	12,810	12,169
Treasury stock-at cost, 251,825 shares at September 30, 2007 and 376,527 shares at December 31, 2006	(3,341)	(4,995)

Total stockholders’ equity	21,657	20,025

Total liabilities and stockholders’ equity	$333,192	$300,995

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$4,934	$3,851	$13,909	$11,142
Interest on mortgage-backed securities	398	410	1,215	1,306
Interest on investment securities	25	22	75	58
Other interest income	86	101	248	292

Total interest income	5,443	4,384	15,447	12,798

Interest on deposits	1,836	1,427	5,174	3,901
Interest on borrowings	847	516	2,084	1,621

Total interest expense	2,683	1,943	7,258	5,522

Net interest income before provision for loan losses	2,760	2,441	8,189	7,276
Provision for loan losses	10	21	194	70

Net interest income after provision for loan losses	2,750	2,420	7,995	7,206

Non-interest income:
Service charges	289	273	848	732
Gain on sale of loans held for sale	9	—	24	—
Gain (loss) on sale of securities	—	—	(1)	12
Other	37	11	104	86

Total non-interest income	335	284	975	830

Non-interest expense:
Compensation and benefits	1,647	1,218	4,466	3,655
Occupancy expense, net	291	291	827	910
Information services	170	181	504	485
Professional services	159	100	475	325
Office services and supplies	117	105	371	331
Other	243	205	785	508

Total non-interest expense	2,627	2,100	7,428	6,214

Earnings before income taxes	458	604	1,542	1,822
Income taxes	165	242	563	728

Net earnings	$293	$362	$979	$1,094

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$46	$—	$(69)	$—
Income tax effect	(18)	—	28	—

Other comprehensive income (loss), net of tax	28	—	(41)	—

Comprehensive earnings	$321	$362	$938	$1,094

Net earnings	$293	$362	$979	$1,094
Dividends paid on preferred stock	(19)	(35)	(83)	(83)

Earnings available to common shareholders	$274	$327	$896	$1,011

Earnings per share-basic	$0.16	$0.20	$0.54	$0.64

Earnings per share-diluted	$0.15	$0.19	$0.50	$0.60

Dividends declared per share-common stock	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$979	$1,094
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	205	250
Net amortization (accretion) of premiums (discounts) on loans purchased	1	16
Net amortization of deferred loan origination costs (fees)	49	51
Net amortization of premiums on mortgage-backed securities	48	98
Stock-based compensation expense	65	71
(Gain) loss on sale of securities	1	(12)
Gain on sale of loans held for sale	(24)	—
Net increase in cash surrender value of bank owned life insurance	(74)	—
FHLB stock dividends	(108)	(117)
Provision for loan losses	194	70
Loans receivable originated for sale	(7,489)	—
Proceeds from sale of loans receivable held for sale	4,778	—
Changes in operating assets and liabilities:
Accrued interest receivable	(296)	(96)
Other assets	90	(353)
Deferred income taxes	—	(169)
Other liabilities	639	731

Net cash (used in) provided by operating activities	(942)	1,634

Cash flows from investing activities:
Net change in loans receivable	(25,498)	5,546
Purchase of loans receivable	—	(9,537)
Purchases of mortgage-backed securities available for sale	(5,161)	—
Proceeds from sale of mortgage-backed securities held-to-maturity	344	451
Principal repayments on mortgage-backed securities available for sale	320	—
Principal repayments on mortgage-backed securities held-to-maturity	4,677	6,542
Purchase of Federal Home Loan Bank stock	(777)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	785
Capital expenditures for office properties and equipment	(292)	(114)

Net cash (used in) provided by investing activities	(26,387)	3,673

Cash flows from financing activities:
Net increase (decrease) in deposits	7,892	924
Advances from the Federal Home Loan Bank	35,800	19,800
Principal repayments on advances from the Federal Home Loan Bank	(13,985)	(32,650)
Preferred stock issued	—	905
Common stock issued	—	1,644
Common and Preferred dividends paid	(338)	(324)
Reissuance of treasury stock	24	19
Purchases of treasury stock	—	(929)
Stock options exercised, net of tax benefits	943	68
Change in advance payments by borrowers for taxes and insurance	246	354

Net cash provided by (used in) financing activities	30,582	(10,189)

Net increase (decrease) in cash	3,253	(4,882)
Cash at beginning of period	5,310	9,786

Cash at end of period	$8,563	$4,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,032	$5,470

Cash paid for income taxes	$918	$992

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2007 and December 31, 2006, the results of their operations and comprehensive earnings for the three and nine months ended September 30, 2007 and 2006 and their cash flows for the nine months ended September 30, 2007 and 2006. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2006 and, accordingly, should be read in conjunction with such audited consolidated financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE (2) - Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,710,622 and 1,620,451 shares for the three months ended September 30, 2007 and 2006, and 1,667,631 and 1,579,010 shares for the nine months ended September 30, 2007 and 2006, respectively). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,811,216 and 1,762,859 shares for the three months ended September 30, 2007 and 2006, and 1,791,602 and 1,698,640 shares for the nine months ended September 30, 2007 and 2006, respectively).

NOTE (3) - Recent Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

SFAS No. 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2007

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. The Company is no longer subject to examination by federal taxing authorities for years before 2004 and by state taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has accrued $56,000 including $8,000 for potential interest and penalties as of September 30, 2007 and December 31, 2006 for uncertainties related to income taxes related to the California loan enterprise zone loan interest deduction taken in prior years. Of this total, $56,000 represents the amount of unrecognized tax benefits at September 30, 2007 and December 31, 2006 that if recognized would favorably affect the Company’s effective tax rate.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At September 30, 2007, Broadway Federal operated four retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank and Broadway Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of Operations

Net Earnings

Net earnings for the third quarter of 2007 were $293,000, or $0.15 per diluted share, down $69,000, or 19.06%, when compared with net earnings of $362,000, or $0.19 per diluted share, in the third quarter of 2006. The decrease in net earnings was the result of a substantial increase in our non-interest expense, partially offset by increases in net interest income before provision for loan losses and non-interest income.

For the nine months ended September 30, 2007, net earnings totaled $979,000, or $0.50 per diluted share, down $115,000, or 10.51%, when compared with net earnings of $1,094,000, or $0.60 per diluted share, for the same period in 2006.

Net Interest Income

Net interest income before provision for loan losses of $2.8 million in the third quarter of 2007 was up $319,000, or 13.07%, from the third quarter a year ago. The increase reflected a higher level of average interest-earning assets. Interest-earning assets averaged $312.5 million in the current quarter, up $37.4 million, or 13.59%, from the same period a year ago. Annualized net interest rate margin decreased 2 basis points to 3.53% in the current quarter from 3.55% a year ago. The annualized net interest rate spread decreased 1 basis point to 3.37% in the current quarter from 3.38% a year ago. The annualized yield on average interest-earning assets increased 60 basis points to 6.97% in the current quarter from 6.37% a year ago, primarily as a result of the origination and purchase of higher yielding loans and the upward repricing of adjustable rate mortgage loans. The annualized yield on average loans improved 56 basis points to 7.33% in the third quarter of 2007 from 6.77% for the same period in 2006.

The cost of average interest-bearing liabilities increased 61 basis points to 3.60% as our deposit mix shifted toward higher costing time deposits and FHLB borrowings. The annualized weighted average cost of deposits increased 51 basis points to 3.24% in the third quarter of 2007 from 2.73% for the same period in 2006. The annualized weighted average cost of FHLB borrowings increased 89 basis points to 4.43% in the third quarter of 2007 from 3.54% for the same period in 2006.

For the nine months ended September 30, 2007, net interest income before provision for loan losses totaled $8.2 million, up $913,000, or 12.55%, from a year ago, as a result of increased average interest-earning assets and higher net interest rate margin.

Provision for Loan Losses

During the third quarter of 2007, the provision for loan losses amounted to $10,000 compared to $21,000 a year ago. Despite increased loan originations/volume, the provision for loan losses decreased in the third quarter of 2007 as compared to third quarter 2006 primarily due to the lack of any charge-offs and a change in the mix of our loan portfolio resulting from increased church loan originations and reclassification of some loans from commercial to church.

For the nine months ended September 30, 2007, the provision for loan losses totaled $194,000 compared to $70,000 of provision in the year-ago period. The increase in loan loss provision was primarily due to higher loan originations/volume as there have been no net charge-offs during the first nine months of 2007.

Non-interest Income

Non-interest income totaled $335,000 in the third quarter of 2007, up $51,000, or 17.96%, from the third quarter a year ago. The increase was primarily due to higher loan related fees in the third quarter of 2007 compared to the same quarter in 2006.

For the nine months ended September 30, 2007, non-interest income totaled $975,000, up $145,000, or 17.47%, from a year ago. The increase primarily reflected higher service charge income and gain on sale of loans.

Non-interest Expense

Non-interest expense totaled $2.6 million in the third quarter of 2007, up $527,000, or 25.10%, from the third quarter a year ago. A large portion of the increase was in compensation and benefits expense, which increased $429,000, in the third quarter of 2007 compared to the same quarter in 2006. The increase in compensation and benefits expense was primarily due to annual pay increases, staff addition, accrual for the director emeritus liability, increased health insurance cost and a $185,000 severance payment. Other significant increases in non-interest expense include a $59,000 increase in professional services expense, of which $44,000 was due to higher legal expenses, and a $38,000 increase in other expense, primarily due to increases in donations, sponsorships, shareholder reporting and printing expenses.

For the nine months ended September 30, 2007, non-interest expense totaled $7.4 million, up $1.2 million, or 19.54%, from a year ago, primarily reflecting higher compensation and benefits expense, professional services expense and other expense, which included $125,000 of expense recognized during the second quarter to settle a personnel matter. Non-interest expense is projected to decrease as certain severance and settlement expenses incurred during the three and nine months ended September 30, 2007 are not expected during future periods.

Income Taxes

The Company’s effective tax rate was 36.03% for the third quarter 2007 compared to 40.07% for the third quarter 2006. For the nine months ended September 30, 2007, the Company’s effective tax rate was 36.51% compared to 39.96% for the same period in 2006. The reduction in the effective tax rate is attributable to tax exempt income from life insurance investments in 2007 and increased state tax credits in 2007 as compared to 2006. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At September 30, 2007, assets totaled $333.2 million, up $32.2 million, or 10.70%, from year-end 2006. During the first nine months of 2007, net loans, including loans held for sale, increased $28.0 million, securities available for sale increased $4.8 million, and cash and cash equivalents increased $3.3 million, while securities held to maturity decreased $5.1 million.

Loan originations, including purchases, for the nine months ended September 30, 2007 totaled $80.2 million, up $34.0 million, or 73.59%, from $46.2 million a year ago. Loan repayments, including loan sales amounted to $51.6 million for the nine months ended September 30, 2007 compared to $42.3 million for the same period a year ago.

Deposits totaled $229.4 million at September 30, 2007, up $7.9 million, or 3.56%, from year-end 2006. During the first nine months of 2007, our certificates of deposit increased $14.0 million while our core deposits (NOW, demand, money market and passbook accounts) decreased $6.1 million. A substantial portion of the increase in certificates of deposit was from State of California and Certificate of Deposit Account Registry Service (CDARS). At September 30, 2007, core deposits represented 40.91% of total deposits compared to 45.11% at December 31, 2006 and 46.48% at September 30, 2006.

Since the end of 2006, FHLB borrowings increased $21.8 million, or 43.64%, to $71.8 million at September 30, 2007 from $50.0 million at December 31, 2006, primarily due to strong loan growth financing needs, which exceeded our increase in deposits.

Allowance for Loan Losses

At September 30, 2007, the allowance for loan losses was $1.9 million, or 0.70% of total gross loans receivable, compared to $1.7 million, or 0.69% of total gross loans receivable, at year-end 2006.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in Broadway Federal’s loan portfolio as of September 30, 2007, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review Broadway Federal’s allowance for loan losses as an integral part of their examination process. These agencies may require Broadway Federal to increase the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, remained unchanged at $34,000, or 0.01% of total assets, at September 30, 2007 and December 31, 2006. Non-accrual loans at September 30, 2007 consisted of an unsecured consumer loan. At September 30, 2007 and December 31, 2006, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended September 30, 2007, the Company’s annualized return on average equity decreased to 5.52% compared to 7.50% for the same period in 2006. The annualized return on average assets decreased to 0.36% for the third quarter of 2007 compared to 0.51% for the same period in 2006. The efficiency ratio increased to 84.88% for the third quarter of 2007 compared to 77.06% for the same period in 2006. The annualized returns on average equity and average assets and the efficiency ratio were negatively impacted by the substantial increase in our non-interest expense for the third quarter of 2007 compared to the same period in 2006.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2007, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2007

Tangible ratio	1.50%	N/A	7.62%
Leverage ratio	4.00%	5.00%	7.62%
Tier 1 Risk-based ratio	4.00%	6.00%	9.86%
Total Risk-based ratio	8.00%	10.00%	10.59%

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect these controls subsequent to September 30, 2007.

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

Date:	November 9, 2007	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer
Broadway Financial Corporation

Date:	November 9, 2007	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer
Broadway Financial Corporation