Form 10KSB
period 2007-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2008-03-31
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION

(Name of small business issuer in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(including attached preferred stock purchase rights)

Securities registered pursuant to Section 12(g) of the Act: None

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

State issuer’s revenues for its most recent fiscal year: $22,499,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $11,859,000, based on the average bid and asked price of such common equity, as of March 17, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2008: 1,759,478 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, and demographics of our lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred by us, the level of our loss reserves and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in the residential and commercial real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-KSB, including those described in “Management’s Discussion and Analysis or Plan of Operation.”

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

Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. We conduct our business from three banking offices in Los Angeles, one banking office located in the nearby City of Inglewood and two loan production offices in the City of Irvine and Torrance. In February 2008, we opened an additional branch in Los Angeles. Our executive offices are located at 4800 Wilshire Boulevard, Los Angeles, California 90010. The telephone number is (323) 634-1700. Shareholders, analysts and others seeking information about us can visit our website at www.broadwayfederalbank.com.

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

We originate and purchase loans for investment and for sale. In most instances, we retain the servicing rights with respect to loans sold. Our primary sources of revenue are interest we earn on our loans and securities. Our principal expenses are interest expense we incur on our interest-bearing liabilities, including deposits and borrowings, together with general and administrative expenses. Our primary sources of funds are deposits, principal and interest payments on our loans and securities, proceeds from sales of our loans and securities, and Federal Home Loan Bank (“FHLB”) borrowings.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation.”

At December 31, 2007, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

The Los Angeles metropolitan area is a highly competitive market in which we face significant competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from a number of financial institutions with branch offices or loan origination capabilities in our market area as well as from institutions with internet-based programs. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence. We believe that this competition has increased substantially, particularly with respect to one-to four-family and multi-family residential lending activities. Many larger institutions, able to accept lower returns on loans in our market, do so to attract a sufficient volume of such loans in response to the increased emphasis by federal regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act. See “Regulation-Community Reinvestment Act.”

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

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on multi-family residential properties and commercial real estate properties, including churches. We also make one- to four-family residential loans, construction loans, loans to sports franchises, commercial business loans and consumer loans. We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2007, approximately 91% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2007, we had six loans held for sale totaling $3.6 million.

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

Multi-Family and Commercial Real Estate Lending. We focus our lending efforts primarily on the origination of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings or by properties used for business or religious purposes, such as small office buildings, health care facilities, retail facilities and church buildings located in our primary market area. Recently, several lenders active in the multi-family channel have instituted aggressive marketing and pricing tactics to gain market share. Since part of our strategy is to maintain quality and reasonable returns, our multi-family business declined in 2007. Alternatively, given our long history serving the church community, we found ourselves uniquely positioned to attract and grow this channel of business. Consequently, we focused on growing our church loan business and saw it noticeably increase in 2007.

Multi-family loans amounted to $113.4 million and $131.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007, multi-family loans represented 37% of our gross loan portfolio, compared to 52% at December 31, 2006. Of the multi-family residential mortgage loans outstanding at December 31, 2007, 2% were fixed rate loans and 98% were ARMs. Most multi-family loans are originated with maturities of up to 30 years. Our largest multi-family loan at December 31, 2007, had an outstanding balance of $1.6 million and is secured by a 75-unit property located in Van Nuys, California. Our ten largest multi-family loans at December 31, 2007, aggregated $13.2 million.

Our commercial real estate loans amounted to $130.6 million and $78.1 million at December 31, 2007 and 2006, respectively. At December 31, 2007, commercial real estate lending represented 43% of our gross loan portfolio, compared to 31% at December 31, 2006. Of the commercial real estate loans outstanding at

December 31, 2007, 14% were fixed rate loans and 86% were ARMs. Most commercial real estate loans are originated with 30 year amortization and due in 15 years. The largest commercial real estate loan in our portfolio at December 31, 2007 had an outstanding balance of $3.9 million and is secured by a church building located in Los Angeles, California. Our ten largest commercial real estate loans at December 31, 2007, aggregated $29.2 million.

The interest rate on ARM loans is based on a variety of indices such as the 6-Month London InterBank Offered Rate Index (“6-Month LIBOR”), the 1-Year Constant Maturity Treasury Index (‘1-Yr CMT”), the 12-Month Treasury Average Index (“12-MTA”), the 11th District Cost of Funds Index (“COFI”), or the Prime Rate. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

We believe that the risks associated with multi-family and commercial real estate loans described below are mitigated by our underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by a board-approved independent appraiser and title insurance is required on all loans.

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

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in our commercial real estate portfolio totaled $70.8 million and $16.7 million at December 31, 2007 and 2006, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loan are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One-to Four-Family Mortgage Lending. We offer ARMs and fixed rate loans secured by one-to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $35.3 million and $25.2 million at December 31, 2007 and 2006, respectively. At December 31, 2007, single-family loans represented 12% of our gross loan portfolio, compared to 10% at December 31, 2006. Of the one- to four-family residential mortgage loans outstanding at December 31, 2007, 14% were fixed rate loans and 86% were ARMs.

The interest rates for our single-family ARMs are indexed to COFI, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

Our policy is to originate one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan, however, any loan in excess of 80% of appraised value or selling price of the property securing the loan generally requires private mortgage insurance or the Bank self-insures. Under certain circumstances, we may originate loans up to 97% of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Properties securing a single-family loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

Commercial Lending. We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets. Most loans are originated with maturities of up to 5 years. Commercial loans amounted to $22.6 million and $12.2 million at December 31, 2007 and 2006, respectively. At December 31, 2007, commercial loans represented 7% of our gross loan portfolio, compared to 5% at December 31, 2006. Of the commercial loans outstanding at December 31, 2007, 1% were fixed rate loans and 99% were ARMs. At December 31, 2007, the largest amount of commercial loans outstanding to one borrower was $3.6 million to a radio station.

In 2007, management and the Board of Directors changed strategies to focus less on loans to sports franchises, continue participating in nationally syndicated corporate loan facilities, and focus more on financing opportunities within our market area. The Board of Directors approved a sports finance policy that restricts lending to national professional sports franchises. Sports loans are generally perceived to be risky due to the large amount of intangible value of a professional sports franchise. To offset risk, Broadway Federal’s policy imposes the following underwriting requirements: 1) maximum loan to franchise value covenants; 2) operating support agreements that require funding of any potential losses by a credit worthy third party (usually an ultra high net worth member of the sports franchise ownership group); 3) 12 months of interest reserve. The interest rate on sports loans is variable and is based on the three-month LIBOR or the Prime Rate.

We also participate as a direct lender in selected large nationally syndicated credits. These corporate credits are typically rated by a credit rating service and are secured by the assets of the borrowers. These nationally syndicated credits are typically floating rate loans based on three-month LIBOR.

Construction Lending. At December 31, 2007, we had $2.0 million in construction loans, representing 1% of our gross loan portfolio. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Wall Street Journal Prime Rate. Generally, we require a loan-to-value ratio of 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance.

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

Consumer Lending. Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2007, loans secured by savings accounts represented $643,000, or 0.2%, of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

Loan Approval Procedures and Authority. Our Board of Directors establishes our lending policies. The Loan Committee, which is comprised of the Chief Lending Officer (“CLO”) and four members of the Board of Directors, one of whom is the Chief Executive Officer (‘CEO”), is primarily responsible for establishing and monitoring our lending policies.

The Board of Directors has authorized the following loan approval limits based upon the amount of our total loans to each borrower: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by the CEO or the CLO; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,000,000, the new loan must be approved by two Loan Committee members; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 up to $1,750,000, the new loan must be approved by three Loan Committee members, two of which must be Board appointed non-management Loan Committee members; and if the total of existing loans and the loan under consideration is more than $1.75 million, the new loan must be approved by four Loan Committee members, two of which must be Board appointed non-management Loan Committee members. In the event that the Loan Committee does not have the required four signatures for approval, then the loan may be presented to the Executive Committee of the Board of Directors for approval. In addition, it is our practice that all loans approved only by management be reported the following month to the Loan Committee, and be ratified by the Board of Directors.

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

It is our policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance naming Broadway Federal as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, we may require private mortgage insurance and the borrower is required to make payments to a mortgage impound account from which we make disbursements for private mortgage insurance, taxes and hazard and flood insurance as required.

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

At December 31, 2007, no loans, other than a $34,000 unsecured consumer loan, were classified as “Substandard,” “Doubtful” or “Loss” and four loans were designated as “Special Mention”. At December 31, 2007, the largest loan designated as “Special Mention” had a principal balance of $601,000 and was secured by a 10-unit property located in Los Angeles, California.

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

Our investment policy is to provide a source of liquidity for deposit contraction, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate and credit risk. Our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with a fixed interest rate for a period of three to seven years, after which time the loans convert to a one-year or six-month adjustable rate mortgage. For further information, see Securities on page 26.

Sources of Funds

General. Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we derive funds from loan repayments and prepayments, proceeds from sales of loans and mortgage-backed and investment securities, FHLB borrowings and cash flows generated from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on customer service and long-standing relationships with customers to attract and retain these deposits. We emphasize our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect our ability to attract and retain deposits. We generally have not solicited deposit accounts by increasing the rates of interest paid as quickly as some of our competitors. We have, from time to time, used brokers to obtain wholesale deposits. Late in 2004, we joined a deposit program called Certificate of Deposit Account Registry Service (“CDARS”), which increased the amount of deposits. At December 31, 2007, we had approximately $30.9 million of brokered deposits. For further information, see “Deposits” on page 26.

Borrowings. Besides deposits, we have utilized other sources to fund our loan origination and other business activities, including borrowings from the FHLB of San Francisco. We have also issued junior subordinated debentures as an additional source of funds. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2007 and 2006, we had $96.5 million and $50.0 million, respectively, in outstanding advances from the FHLB. For further information, see “Borrowings” on page 27.

We have an unsecured $6.0 million revolving line of credit agreement with First Federal Bank of California. Interest is at the prime rate if the loan proceeds are used for CRA lending, and at prime plus one percent if the loan proceeds are used for any other purpose. The line of credit is renewable annually, and may be converted to a four-year term loan at the same rate of interest. There were no outstanding balances on the line of credit at December 31, 2007.

Personnel

At December 31, 2007, we had 84 employees, which consisted of 73 full-time and 11 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General. We are registered with the OTS as a savings and loan holding company and are subject to regulation and examination in that capacity by the OTS. Broadway Federal is a federally chartered savings bank and a member of the FHLB System. Our customer deposits are insured by the Deposit Insurance Fund of the FDIC to the extent provided by applicable federal law. We are subject to examination and regulation by the OTS with respect to most of our business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. We are also subject to regulation by the FDIC. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions.

We are further subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Bank and the Company, their operations, and the Company’s shareholders.

Certain of the laws and regulations applicable to the Bank and the Company are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Deposit Insurance. The deposit accounts held by customers of the Bank are insured by the FDIC’s Deposit Insurance Fund up to a maximum of $100,000, with coverage of up to $250,000 for certain self-directed retirement accounts, as provided by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank’s primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The enactment in February 2006, of the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) provided, among other things, changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) that paid assessments prior to that date. As a result, most banks had assessment credits that would initially offset all of their deposit premiums for 2007. In 2007, the Bank received a refund of $145,000 for premiums paid prior to 1996 which was offset to its deposit insurance premium for 2007.

The Bank, as a former member of the Savings Association Insurance Fund, also pays, in addition to its normal deposit insurance premium, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2007, this assessment was equal to .0028% of insured deposits.

Capital Requirements. The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets; (2) leverage capital, or “core capital,” equal to 4.0% of total adjusted assets; and (3) risk-based capital equal to 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. At December 31, 2007, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2007 and 2006, the general valuation allowance included in our supplementary capital was $2.0 million and $1.7 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of our equity capital to the minimum OTS regulatory capital requirements as of December 31, 2007 and December 31, 2006:

	As of December 31,
	2007			2006
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal	$26,037	$26,037	$26,037	$23,930	$23,930	$23,930
Additional supplementary capital:
General valuation allowance	-	-	2,015	-	-	1,696
Assets required to be added	-	-	-	-	-	-

Regulatory capital balances	26,037	26,037	28,052	23,930	23,930	25,626
Minimum requirement	5,353	14,275	22,413	4,515	12,040	16,957

Excess over requirement	$20,681	$11,762	$5,639	$19,415	$11,890	$8,669

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

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a Total Risk-based capital ratio of 10.00% or greater, has a Tier 1 Risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a Core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a Total Risk-based capital ratio of 8.00% or greater, has a Tier 1 Risk-based capital ratio of 4.00% or greater and has a Core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2007, the Bank was considered “well capitalized” by the OTS, with a Total risk-based capital ratio of 10.01%, Tier 1 risk-based capital ratio of 9.29% and Core capital ratio of 7.30%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In November 2007, the federal banking agencies adopted a final rule to implement Basel II in the United States that requires compliance for U.S. financial institutions with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more (referred to as “core banks”). The final rule will be effective as of April 1, 2008. It adopts the most complex regime of risk-based capital referred to by the Basel Committee on Banking Supervision as the advanced measurement approach. Other financial institutions can elect to be governed by Basel II. The advanced measurement approach would not apply to the Bank or the Company, and management does not contemplate electing to calculate its risk-based capital based on the Basel II capital framework.

One of the tensions created by the adoption of the advanced measurement approach for core-banks has been the prediction that this approach would lower capital requirements for institutions adopting this approach. This has raised significant concern by other U.S. financial institutions as they may be at a competitive disadvantage under Basel I. To address these concerns and provide more flexibility to U.S. financial institutions that have not adopted the advanced measurement approach, the agencies agreed to proceed promptly to issue a proposed rule that would provide all financial institutions that are not core banks with the option to continue under Basel I standards or to adopt a “standardized approach” under Basel II. The standardized approach would provide non-core banks with an alternative that affords more risk-sensitive capital requirements and simpler approaches for both credit risk and operational risk. The proposal is also expected to provide greater differentiation across corporate exposures based on borrowers’ underlying credit quality and to recognize a broader spectrum of credit-risk mitigation techniques. The agencies intend that the proposed standardized option would be finalized before the core banks begin the first transition period year under Basel II. Neither the Bank nor the Company have made any decision as to whether they will attempt to adopt the standardized approach.

Loans to One Borrower. Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2007, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $4.2 million. Our internal policy limits loans to one borrower to $3.3 million. At December 31, 2007, the largest aggregate amount of loans that we had outstanding to any one borrower was $3.9 million.

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

Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small business, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2007, the Bank was in compliance with the QTL test requirements.

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

Guidance on Nontraditional Mortgage Products. In September 2006, the federal banking agencies issued guidance on alternative residential mortgage loan products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgage loans where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the incentive interest rate period, (2) recognize that certain nontraditional mortgage loans are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We do not originate or purchase nontraditional residential mortgages and we had no nontraditional residential mortgages represented in our portfolio as of December 31, 2007, except for $6.5 million of loans that have the potential for negative amortization.

Guidance on Real Estate Concentrations. In December 2006, the federal banking agencies finalized guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) lending. The OTS issued separate CRE guidance which provides that OTS institutions actively engaged in CRE lending should implement sound risk management procedures commensurate with the size and risks of their CRE portfolios and establish concentration thresholds for internal reporting and monitoring. The Bank has established such risk management procedures and internal concentration thresholds. We believe the Bank has sufficient capital levels appropriate for the risk associated with our CRE concentration.

Guidance on Subprime Mortgage Lending. In June 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to adjustable rate mortgage products marketed to subprime borrowers. We do not originate or purchase subprime loans and we had no subprime loans represented in our loan or investment portfolios as of December 31, 2007. However, the Federal banking agencies stated that the principles contained in the guidance are also relevant to adjustable rate mortgages offered to prime borrowers. Consistent with the Guidance on Nontraditional Mortgage Products (discussed above), this guidance continues to encourage financial institutions to evaluate a borrower’s repayment capacity. In addition, it emphasizes the need to evaluate a borrower’s debt-to-income ratio. The guidance promotes consumer protection principles relevant to the marketing of mortgage loans and states that financial institutions should provide consumers with information about costs, terms, features and risks of the loan to the borrower.

The federal banking agencies also announced their intention to scrutinize more closely underwriting, risk management and consumer compliance processes, policies and procedures of its supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices or otherwise engage in unsafe or unsound lending practices.

Economic Stimulus for Home Buyers and Home Owners. Congress recently enacted an economic stimulus plan that President Bush signed into law on February 13, 2008. While the main thrust of the plan is to stimulate the economy with a significant infusion of cash to consumers, the plan also addresses the current lack of liquidity in the mortgage market. The plan temporarily increased the maximum size of mortgage loans that Fannie Mae and Freddie Mac purchase (the conforming loan limit) from $417,000 to a maximum of $729,750. The plan also temporarily raised the cap on the Federal Housing Administration’s conforming loan limit from $362,000 to

$729,750. These changes are intended to, among other purposes, provide more liquidity for originators of larger mortgage loans, make lower interest rates available to homebuyers for such loans and enable homeowners to refinance such loans at lower interest rates.

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

Tax Matters

Federal Income Taxes

General. We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws and regulations applicable to the Bank or the Company.

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

Item 2. Description of Property

We conduct our business through four branch offices and two loan production offices. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of our branch offices. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2007
				(In thousands)
Administrative/Branch Office/Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	-	$1,863
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$113
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	-	$728
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	-	$2,025
Los Angeles, CA

4371 Crenshaw Blvd., Suite C (1)	Leased	2007	2012	$421
Los Angeles, CA

Loan Production Offices:
19800 MacArthur Blvd, Suite 300	Leased	2005	2009	-
Irvine, CA

2400 West Carson Street, Suite 215	Leased	2007	2009	-
Torrance, CA

(1)	This branch was an approved and unopened branch at December 31, 2007. It was opened in February 2008.

Item 3. Legal Proceedings

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any of the litigation matters currently pending against us would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The common stock of the Company is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation Capital Market (“NASDAQ Capital Market”) under the symbol “BYFC.” As of March 17, 2008, 1,759,478 shares of Common Stock were outstanding and held by approximately 410 holders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). The following table sets forth for the end of the fiscal quarters indicated the range of high and low bid prices per share of the common stock of the Company as reported on NASDAQ Capital Market.

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$11.20	$11.20	$11.29	$10.49
Low	$10.25	$10.80	$8.99	$3.50

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$11.50	$11.09	$10.90	$11.25
Low	$10.49	$10.02	$10.40	$10.25

On November 18, 2007, the Board of Directors of the Company approved a stock repurchase program whereby the Company may repurchase up to $500,000 of its common stock. The Company may make purchases of its common stock on the open market or in privately negotiated transactions at prices deemed appropriate by the Company. The Company began to repurchase shares under this program in December 2007. The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 to 31, 2007	500	$7.50	500	$496,250

Total	500	$7.50	500

At March 28, 2008, $477,000 of the Company’s common stock remains to be repurchased in the stock repurchase program.

The Company paid quarterly dividends on its Common Stock at the rate of $0.05 per share during 2007 and 2006. The Company may pay dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company’s net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. There can be no assurance that dividends will in fact be paid on the Company’s Common Stock in the future.

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

Critical Accounting Policies

We have established various accounting policies that are consistent with generally accepted accounting principles in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Certain of these accounting policies, which we consider to be critical accounting policies, require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities and on our reported results of operations. These policies include our policies for accounting for the allowance for loan losses, which involve significant judgments and assumptions by management as to the value of properties securing our loans, the borrowers’ ability and willingness to repay their loans and other factors. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results may differ in material respects from these estimates under different assumptions or conditions.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

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

Net Earnings. We recorded net earnings of $1.5 million, or $0.74 per diluted common share, for the year ended December 31, 2007, compared to net earnings of $1.7 million, or $0.90 per diluted common share, for the year ended December 31, 2006. Current year net earnings decreased by $210,000, or 12.63%, primarily due to a substantial increase in our non-interest expense which was partially offset by higher net interest income after provision for loan losses.

Net Interest Income. Net interest income before provision for loan losses totaled $11.1 million, up $1.3 million, or 13.00%, from a year ago. This increase reflected a $29.3 million, or 10.50%, increase in our average interest-earning assets and an 8 basis point improvement in our net interest rate margin.

Interest Income. Interest income for 2007 increased $3.8 million as a result of a $29.3 million increase in our average interest-earning assets and a 63 basis point increase in our yield on average interest-earning assets. Our net loan portfolio accounted for a substantial portion of the increase in our average interest-earning assets, and increased to $300.0 million at December 31, 2007 from $247.7 million at December 31, 2006, as we experienced consistent growth in loan originations. Our loan portfolio yield improved 60 basis points during 2007.

Interest Expense. Interest expense for 2007 increased $2.5 million as a result of a $29.1 million increase in our average interest-bearing liabilities and a 57 basis point increase in our cost of average interest-bearing liabilities. Our cost of average interest-bearing liabilities increased as we relied heavily on FHLB borrowings to fund the growth in net loans receivable. Another factor that contributed to the increase in our cost of average interest-bearing liabilities was the shift of our deposit mix toward higher costing time deposits.

Average Balance Sheet and Yield/Rate Analysis. We analyze our earnings performance using, among other measures, the net interest rate spread and effective net interest rate margin. The interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities. The net interest rate margin is net interest income expressed as a percentage of average interest-earning assets.

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

	For the Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$2,970	$138	4.65%	$2,954	$128	4.33%	$3,141	$88	2.81%
Federal Funds sold and other short-term investments	1,368	66	4.82%	1,750	87	4.97%	6,732	206	3.06%
Investment securities	2,000	100	5.00%	2,000	82	4.10%	2,578	90	3.49%
Mortgage-backed securities	34,709	1,601	4.61%	38,846	1,693	4.36%	37,743	1,621	4.29%
Loans receivable (1)(2)	264,366	19,178	7.25%	230,676	15,335	6.65%	232,856	14,106	6.06%
FHLB stock	2,980	162	5.44%	2,851	152	5.33%	3,121	137	4.39%

Total interest-earning assets	308,393	$21,245	6.89%	279,077	$17,477	6.26%	286,171	$16,248	5.68%

Non-interest-earning assets	10,512			8,424			8,496

Total assets	$318,905			$287,501			$294,667

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$20,411	$693	3.40%	$13,537	$369	2.73%	$15,689	$229	1.46%
Passbook deposits	39,973	536	1.34%	51,981	763	1.47%	55,918	762	1.36%
NOW and other demand deposits	36,281	59	0.16%	32,217	26	0.08%	29,654	23	0.08%
Certificate accounts	130,164	5,770	4.43%	112,456	4,294	3.82%	106,998	3,428	3.20%

Total deposits	226,829	7,058	3.11%	210,191	5,452	2.59%	208,259	4,442	2.13%
FHLB advances	61,350	2,590	4.22%	48,932	1,728	3.53%	60,279	1,856	3.08%
Junior subordinated debentures	6,000	485	8.08%	6,000	463	7.72%	6,000	354	5.90%

Total interest-bearing liabilities	294,179	$10,133	3.45%	265,123	$7,643	2.88%	274,538	$6,652	2.42%

Non-interest-bearing liabilities	3,735			3,808			4,296
Stockholders’ Equity	20,991			18,570			15,833

Total liabilities and stockholders’ equity	$318,905			$287,501			$294,667

Net interest rate spread (3)		$11,112	3.44%		$9,834	3.38%		$9,596	3.26%

Net interest rate margin (4)			3.60%			3.52%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities			104.83%			105.26%			104.24%
Return on average assets			0.46%			0.58%			0.56%
Return on average equity			6.92%			8.96%			10.50%
Average equity to average assets ratio			6.58%			6.46%			5.37%
Dividend payout ratio (5)			25.81%			20.80%			19.13%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on cash dividends paid on common stocks divided by net earnings less cash dividends paid on preferred stocks.

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

	Year ended December 31, 2007 Compared to Year ended December 31, 2006			Year ended December 31, 2006 Compared to Year ended December 31, 2005
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$1	$9	$10	$(6)	$46	$40
Federal funds sold and other short term investments	(18)	(3)	(21)	(204)	85	(119)
Investment securities, net	-	18	18	(22)	14	(8)
Loans receivable, net	2,365	1,478	3,843	(133)	1,362	1,229
Mortgage backed securities, net	(187)	95	(92)	48	24	72
FHLB stock	7	3	10	(13)	28	15

Total interest-earning assets	2,168	1,600	3,768	(330)	1,559	1,229

Interest-bearing liabilities:
Money market deposits	218	106	324	(35)	175	140
Passbook deposits	(165)	(62)	(227)	(56)	57	1
NOW and other demand deposits	4	29	33	2	1	3
Certificate accounts	730	746	1,476	182	684	866
FHLB advances	487	375	862	(379)	251	(128)
Junior subordinated debentures	-	22	22	-	109	109

Total interest-bearing liabilities	1,274	1,216	2,490	(286)	1,277	991

Change in net interest income	$894	$384	$1,278	$(44)	$282	$238

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

For the year 2007, the provision for loan losses totaled $321,000, up $41,000, or 14.64%, from a year ago. During 2007, our net loan portfolio grew $52.4 million and, as a result, an increase in the allowance for loan losses was deemed appropriate due to the increase in probable incurred losses associated with growth in our loan portfolio. Despite substantial loan growth during 2007, the provision for loan losses did not significantly increase in 2007 as compared to 2006 primarily due to the lack of any charge-offs and a change in the mix of our loan portfolio resulting from increased church loan originations. There were no net charge-offs experienced in 2007, compared to $5,000 of net charge-offs in 2006. For further information, see “Allowance for Loan Losses” on page 23.

Non-Interest Income. Non-interest income totaled $1.3 million in 2007, up $131,000, or 11.67%, from a year ago, primarily due to higher loan and deposit related fees and increased gain on sale of loans held for sale. During 2007, loan related fees increased $44,000 while deposit related fees increased $75,000.

Non-Interest Expense. Non-interest expense totaled $9.9 million in 2007, up $1.8 million, or 21.66%, from a year ago, primarily due to higher compensation and benefits expense and other expense. The $1.3 million increase in compensation and benefits expense primarily reflected a $185,000 severance payment, higher bonus expense, annual pay increases, staff addition, accrual for the director emeritus liability, increased health insurance costs and payroll taxes. Other expense increased $0.4 million partially due to $125,000 of expense recognized during the second quarter to settle a personnel matter. Also contributing to the increase in other expense were increases in donations, sponsorships, promotion, shareholder reporting and printing expenses, and losses on checking accounts.

Income Taxes. The provision for income taxes for the year ended December 31, 2007 was $0.7 million as compared to $0.9 million in 2006. The effective tax rate was 32.2% for 2007 as compared to 34.5% for 2006. The income tax expense for 2007 was positively impacted by an increase in state tax credits and an increase in the tax exempt income from bank owned life insurance. See Note 1 and Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors that impact our effective tax rate due to adjustments related to our deferred income taxes.

Financial Condition

Total Assets. At December 31, 2007, assets totaled $356.8 million, up $55.8 million, or 18.54%, from year-end 2006. During 2007, net loans, including loans held for sale, increased $55.9 million, securities available for sale increased $4.8 million and FHLB stock increased $2.0 million, while cash and cash equivalents decreased $1.0 million and securities held to maturity decreased $6.6 million.

Loans. During 2007, net loans receivable increased $52.4 million, or 21.14%, as loan originations and loan purchases exceeded loan repayments and loan sales. Loan originations, including purchases, for the year ended December 31, 2007 totaled $128.7 million, up $51.2 million, or 66.06%, from $77.5 million a year ago. Loan repayments, including loan sales, amounted to $70.8 million for the year ended December 31, 2007 compared to $55.6 million for the year ended December 31, 2006.

Our loan portfolio consists primarily of first lien mortgage loans not insured or guaranteed by any government agency. At December 31, 2007, our gross loan portfolio totaled $304.7 million, of which approximately 43% was secured by commercial real estate properties, 37% was secured by multi-family properties, and 12% was secured by one- to four-family residential properties.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real Estate:
One-to four-units	$35,313	11.59%	$25,233	10.08%	$19,467	8.52%	$26,405	11.16%	$33,452	17.24%
Five or more units	113,395	37.21%	131,305	52.42%	154,170	67.46%	182,403	77.08%	140,904	72.62%
Construction	2,033	0.67%	2,090	0.83%	780	0.34%	2,650	1.12%	1,726	0.89%
Commercial	130,590	42.85%	78,072	31.17%	53,276	23.31%	24,290	10.26%	17,350	8.94%
Commercial	22,630	7.43%	12,247	4.89%	-	-	-	-	-	-
Loans secured by deposit accounts	643	0.21%	718	0.29%	443	0.20%	636	0.27%	537	0.28%
Other	141	0.04%	812	0.32%	388	0.17%	250	0.11%	51	0.03%

Gross loans	304,745	100.00%	250,477	100.00%	228,524	100.00%	236,634	100.00%	194,020	100.00%

Plus:
Premiums on loans purchased	4		12		23		39		107
Less:
Loans in process	2,356		872		417		1,089		255
Deferred loan fees (costs), net	258		162		62		(110)		305
Unamortized discounts	60		68		71		78		139
Allowance for loan losses	2,051		1,730		1,455		1,420		1,312

Total loans held for investment	$300,024		$247,657		$226,542		$234,196		$192,116

Loans held for sale	$3,554		$-		$-		$1,145		$1,671

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2007 and does not reflect the effect of prepayments or scheduled principal amortization.

	December 31, 2007
	One-to- four family	Five or more units	Construction	Commercial real estate	Commercial	Savings secured & other	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$1,715	$1,973	$1,285	$720	$8,053	$750	$14,496
After one year:
One year to five years	40	5,322	748	15,938	10,178	34	32,260
After five years	33,558	106,100	-	113,932	4,399	-	257,989

Total due after one year	33,598	111,422	748	129,870	14,577	34	290,249

Total	$35,313	$113,395	$2,033	$130,590	$22,630	$784	$304,745

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2007 which are contractually due after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2007
	Adjustable	Fixed	Total
	(Dollars in thousands)
Real estate loans:
One-to four-units	$29,292	$4,306	$33,598
Five or more units	109,356	2,066	111,422
Construction	748	-	748
Commercial	111,882	17,988	129,870
Commercial	14,511	66	14,577
Other	-	34	34

Total	$265,789	$24,460	$290,249

% of total	91.57%	8.43%	100.00%

Origination, Purchase, Sale and Servicing of Loans. We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. We also may sell single-family and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2007, we had six loans held for sale totaling $3.6 million. We typically retain the servicing rights associated with loans sold. If material, the servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2007, we had $134,000 in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2007 and 2006, we were servicing $22.7 million and $21.3 million, respectively, of loans for others.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. We purchased $5.4 million of loans during the year ended December 31, 2007 and $9.5 million during the year ended December 31, 2006.

The following table provides information concerning our loan origination, purchase, sale and principal repayment activity during the years indicated.

	2007	2006	2005
	(In thousands)
Gross loans:
Beginning balance (1)	$250,477	$228,524	$237,779
Loans originated:
One-to four-units	14,909	5,630	1,455
Five or more units	9,822	8,185	25,090
Construction	3,319	3,991	-
Commercial real estate	80,636	35,347	16,070
Commercial	13,814	12,215	-
Loans secured by deposit accounts	244	652	246
Other	510	1,951	154

Total loans originated	123,254	67,971	43,015

Loan purchased:
One-to four-units	-	4,915	-
Five or more units	-	-	1,494
Commercial real estate	-	4,622	18,763
Commercial	5,414	-	-

Total loans purchased	5,414	9,537	20,257

Less:
Principal repayments	63,273	53,902	69,475
Sales of loans	7,573	1,653	3,052

Ending balance (1)	$308,299	$250,477	$228,524

(1)	Includes loans held for sale

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

We also maintain an allowance for impaired loans as a component of our allowance for loan losses. We review all loans with principal balances of less than $250,000 for impairment on a collective basis. Loans with balances of $250,000 and greater are evaluated for impairment on an individual basis as part of our normal internal asset review process. Under U.S. generally accepted accounting principles, measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, we measure impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2007, our total recorded investment in impaired loans was $34,000 and was fully reserved.

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

For loans transferred to REO, any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure is classified as a loss and is charged off against the allowance for loan losses. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, we either write down the REO directly or provide a valuation allowance and charge operations for the diminution in value. At December 31, 2007 and 2006, we had no REO.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2007	2006	2005	2004	2003
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,730	$1,455	$1,420	$1,312	$1,429
Charge-offs	-	(5)	-	-	-
Recoveries	-	-	-	-	(117)
Provision charged to earnings	321	280	35	108	-

Balance at end of year	$2,051	$1,730	$1,455	$1,420	$1,312

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated. The allocations are for management analytical purposes only. The entire allowance is available for losses on any type of loan.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One-to four-units	$89	11.59%	$71	10.08%	$60	8.52%	$83	11.16%	$73	17.24%
Five or more units	612	37.21%	709	52.42%	847	67.46%	1,004	77.08%	853	72.62%
Construction	54	0.67%	23	0.83%	8	0.34%	28	1.12%	17	0.89%
Commercial real estate	1,004	42.85%	750	31.17%	487	23.31%	179	10.26%	249	8.94%
Commercial	245	7.43%	132	4.89%	-	-	-	-	-	-
Other	47	0.25%	45	0.61%	53	0.37%	86	0.38%	57	0.31%
Unallocated	-	-	-	-	-	-	40	-	63	-

Total allowance for loan losses	$2,051	100.00%	$1,730	100.00%	$1,455	100.00%	$1,420	100.00%	$1,312	100.00%

We periodically evaluate the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and other risks and uncertainties that impact business.

Non-Performing Assets. At December 31, 2007, non-accrual loans totaled $34,000, or 0.01%, of gross loans as compared to $34,000, or 0.01% of gross loans, at December 31, 2006. The following table provides information regarding our non-performing assets at the dates indicated. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2007. No accruing loans were contractually past due by 90 days or more at December 31, 2007 or 2006.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$-	$-	$-	$78	$80
Commercial real estate	-	-	-	-	-
Unsecured consumer loan	34	34	35	36	-

Total non-accrual loans	$34	$34	$35	$114	$80

Total non-performing assets	$34	$34	$35	$114	$80

Interest income that would have been recognized on non-accrual loans	$3	$3	$8	$7	$4
Interest income received and recognized on non-accrual loans	$4	$5	$3	$6	$4
Allowance for loan losses as a percentage of gross loans	0.68%	0.69%	0.64%	0.60%	0.68%
Allowance for loan losses as a percentage of total non-accrual loans	6,032.35%	5,088.24%	4,157.14%	1,245.61%	1,640.00%
Allowance for loan losses as a percentage of total non-performing assets	6,032.35%	5,088.24%	4,157.14%	1,245.61%	1,640.00%
Non-accrual loans as a percentage of gross loans	0.01%	0.01%	0.02%	0.05%	0.04%
Non-performing assets as a percentage of total assets	0.01%	0.01%	0.01%	0.04%	0.03%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Impaired loans as a percentage of gross loans	0.01%	0.01%	0.02%	0.02%	0.00%

The following table sets forth delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2007				December 31, 2006				December 31, 2005
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Other	-	$-	1	$34	-	$-	1	$34	-	$-	1	$35

Total	-	$-	1	$34	-	$-	1	$34	-	$-	1	$35

Delinquent loans to total gross loans		0.00%		0.01%		0.00%		0.01%		0.00%		0.02%

Securities. At December 31, 2007 and 2006, we held securities in the aggregate amount of $33.9 million and $35.8 million, respectively, with fair values of $33.9 million and $35.2 million, respectively.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2007		2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Held to maturity:
Mortgage-backed securities	$27,184	$27,104	$33,793	$33,206	$43,369	$42,536
U.S. Government and federal agency	2,000	2,048	2,000	1,968	2,000	1,958
Available for sale:
Mortgage-backed securities	4,763	4,763	-	-	-	-

Total	$33,947	$33,915	$35,793	$35,174	$45,369	$44,494

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2007. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2007
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$-	- %	$ -	- %	$ -	- %	$27,184	4.77%	$27,184	4.77%
U.S. Government and federal agency	-	- %	1,000	4.96%	1,000	5.00%	-	- %	2,000	4.98%
Available for sale:
Mortgage-backed securities	$-	- %	$ -	- %	$ -	- %	$4,763	5.79%	$4,763	5.79%

Total	$-	- %	$1,000	4.96%	$1,000	5.00%	$31,947	4.92%	$33,947	4.92%

Deposits. Deposits totaled $228.7 million at December 31, 2007, up $7.3 million, or 3.28%, from year-end 2006. During 2007, our certificates of deposit increased $14.3 million while our core deposits (NOW, demand, money market and passbook accounts) decreased $7.0 million. A substantial portion of the increase in certificates of deposit was from brokered deposits, primarily in Certificate of Deposit Account Registry Service (CDARS). At December 31, 2007, core deposits represented 40.61% of total deposits compared to 45.11% at December 31, 2006.

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year on each category of deposits presented.

	For the Year Ended December 31,
	2007			2006			2005
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$20,411	9.00%	3.40%	$13,537	6.44%	2.73%	$15,689	7.53%	1.46%
Passbook deposits	39,973	17.62%	1.34%	51,981	24.73%	1.47%	55,918	26.85%	1.36%
NOW and other demand deposits	36,281	16.00%	0.16%	32,217	15.33%	0.08%	29,654	14.24%	0.08%
Certificates of deposits	130,164	57.38%	4.43%	112,456	53.50%	3.82%	106,998	51.38%	3.20%

Total	$226,829	100.00%	3.11%	$210,191	100.00%	2.59%	$208,259	100.00%	2.13%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2007.

	December 31, 2007
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$31,678	4.88%
Three to six months	16,453	3.96%
Six to twelve months	11,514	4.72%
Over twelve months	10,795	4.74%

Total	$70,440	4.62%

Borrowings. At December 31, 2007, borrowings consisted of advances from the FHLB of $96.5 million and junior subordinated debentures of $6.0 million. Since the end of 2006, FHLB borrowings increased $46.5 million, or 93.06%, primarily due to strong loan growth financing needs, which exceeded the increase in our deposits. At December 31, 2007 and 2006, FHLB advances were 27.05% and 16.61%, respectively, of total assets, and the weighted average cost of advances at those dates was 4.16% and 3.76%, respectively.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2007	2006	2005
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$61,350	$48,932	$60,279
Maximum amount outstanding at any month-end during the year	$96,500	$56,131	$66,407
Balance outstanding at end of year	$96,500	$49,985	$56,513

Weighted average interest rate during the year	4.22%	3.53%	3.08%
Weighted average interest rate at end of year	4.16%	3.76%	3.27%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to fund the purchase of shares of the Company’s Common Stock from Hot Creek Ventures 1, L.P. and its affiliates. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 7.53% at December 31, 2007.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and cash equivalents, which totaled $4.3 million at December 31, 2007. Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and investment securities.

Our principal source of liquidity, in addition to deposits, is our ability to utilize FHLB borrowings. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted us, as of year-end 2007, to borrow an additional $13.6 million. To the extent 2008 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement, within the limits permitted by FHLB policy, or other sources, or we may increase the rates we offer on deposit accounts. As of December 31, 2007, we had commitments to borrowers of $22.5 million and undisbursed loan funds of $2.4 million. The Company also has a $6.0 million unsecured line of credit agreement with First Federal Bank of California. No amounts were outstanding under this line of credit at December 31, 2007. We believe our current sources of funds, including repayments of existing loans, will enable us to meet our obligations while maintaining liquidity at appropriate levels.

On April 5, 2006, the Company completed the sale of 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock at a price of $13.00 per share. On May 22, 2006, the Company completed the sale of 145,000 shares of its common stock to Cathay General Bancorp at $11.51 per share. The Company received a total of $2.5 million from the issuance of the preferred and common stock. The Company deposited the proceeds into a savings account at the Bank to be available for use by the Company for general corporate purposes, including payment of quarterly interest on the junior subordinated debentures and quarterly dividends to preferred and common stockholders.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Less than one year	More than one year to three years	More than three years to five tears	More than five tears	Total
	(Dollars in thousands)
Certificates of deposit	$118,570	$15,323	$1,887	$65	$135,845
FHLB advances	30,000	7,000	-	59,500	96,500
Junior subordinated debentures	-	-	-	6,000	6,000
Operating lease obligations	238	413	345	43	1,039

Total contractual obligations	$148,808	$22,736	$2,232	$65,608	$239,384

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

Interest Rate Risk. Banks are affected by interest rate risk to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice on a different basis than their interest-earning assets, which consist of loans and investment securities. Our principal objective is to actively monitor and manage the adverse effects of fluctuations in interest rates on our net interest income. To improve the rate sensitivity and maturity balance of our interest-earning assets and liabilities, we have emphasized the origination for investment of loans with adjustable interest rates. We also emphasize growth in core deposits, which have a lower interest cost and tend not to be volatile deposits.

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

The following are the estimated impacts to net interest income and net portfolio value from various instantaneous, parallel shifts in interest rates based upon our asset and liability structure as of year-ends 2007 and 2006. This information is provided solely to illustrate the current application of the above-described regulation to the Bank and is based upon data and assumptions about how interest rate changes may affect the Bank’s interest-earning assets and interest-bearing liabilities. Actual results may vary in material respects.

	2007		2006
	Percentage change in		Percentage change in
Change in interest rates (in basis points)	Net interest income (a)	Net portfolio value (b)	Net interest income (a)	Net portfolio value (b)
300	(9)%	(25)%	(1)%	(5)%
200	(5)%	(14)%	0%	(3)%
100	(2)%	(5)%	1%	(1)%
(100)	3%	(6)%	1%	(1)%

(a) The percentage change in this column represents net interest income for 12 months in the base-case interest rate environment versus the net interest income in the various rate scenarios.

(b) The percentage change in this column represents the net portfolio value of the Bank in the base-case interest rate environment versus the net portfolio value in the various rate scenarios.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and the interim periods within those fiscal years. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Item 7. Financial Statements

See Index to the Consolidated Financial Statements of Broadway Financial Corporation.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s controls over financial reporting subsequent to December 31, 2007.

I tem 8A(T). Controls and Procedures

(a) Management’s annual report on internal control over financial reporting.

The management of Broadway Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Paul C. Hudson	/s/ Samuel Sarpong
Paul C. Hudson Chief Executive Officer Los Angeles, CA March 31, 2008	Samuel Sarpong Chief Financial Officer Los Angeles, CA March 31, 2008

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Recognition and retention plan	161	$10.49	3,482
Performance equity plan	2,400	$10.25	5,836
Employee stock ownership plan	87,505	$4.63	—
Long term incentive plan	79,390	$8.75	68,611
Stock option plan for outside directors	6,282	$8.13	18,628
Equity compensation plans not approved by security holders:
None	—	—	—

Total	175,738	$6.70	96,557

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

Item 13. Exhibits

(a) Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

Exhibit Number*
10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

21.1	List of Subsidiaries

23.1	Consent of Crowe Chizek and Company LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

Item 14. Principal Accountant Fees and Services

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Chizek and Company LLP for the year ended December 31, 2007 and 2006. The following table sets forth the aggregate fees billed to us by Crowe Chizek and Company LLP for the years indicated.

	2007	2006
	(In thousands)
Audit fees (1)	$139	$133
Audit-related fees (2)	12	14
All other fees (3)	6	7

Total fees	$157	$154

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-KSB and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Consultation fees billed for professional services rendered for the 2007 and 2006 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP) and for professional services rendered for the accounting for the Bank’s Director Emeritus Plan.
(3)	Fees billed for certifications and internal control assessment software and license fees and related training.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul C. Hudson	Date: March 31, 2008
Paul C. Hudson Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Samuel Sarpong	Date: March 31, 2008
Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kellogg Chan	Date: March 27, 2008
Kellogg Chan Director

/s/ Robert C. Davidson, Jr.	Date: March 28, 2008
Robert C. Davidson, Jr. Director

/s/ Javier Leon	Date: March 31, 2008
Javier Leon Director

/s/ Albert Odell Maddox	Date: March 31, 2008
Albert Odell Maddox Director

/s/ Daniel A. Medina	Date: March 27, 2008
Daniel A. Medina Director

/s/ Virgil P. Roberts	Date: March 31, 2008
Virgil P. Roberts Director

/s/ Elrick Williams	Date: March 28, 2008
Elrick Williams Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLP

South Bend, Indiana

March 31, 2008

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(In thousands, except share and per share)
Assets
Cash	$4,331	$5,310
Securities available for sale, at fair value	4,763	-
Securities held to maturity (fair value of $29,152 at December 31, 2007 and $35,174 at December 31, 2006)	29,184	35,793
Loans receivable held for sale, at lower of cost or fair value	3,554	-
Loans receivable, net of allowance of $2,051 and $1,730	300,024	247,657
Accrued interest receivable	1,867	1,476
Federal Home Loan Bank (FHLB) stock, at cost	4,536	2,490
Office properties and equipment, net	5,678	5,263
Bank owned life insurance	2,227	2,138
Other assets	643	868

Total assets	$356,807	$300,995

Liabilities and stockholders’ equity
Deposits	$228,727	$221,467
Federal Home Loan Bank advances	96,500	49,985
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	512	588
Deferred income taxes	926	855
Other liabilities	2,093	2,075

Total liabilities	334,758	280,970

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred non-cumulative and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2007 and 2006; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2007 and 2006	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2007 and 2006; outstanding 1,761,778 shares at December 31, 2007 and 1,637,415 shares at December 31, 2006	20	20
Additional paid-in capital	12,212	12,829
Accumulated other comprehensive income, net of taxes of $3 at December 31, 2007	6	-
Retained earnings-substantially restricted	13,152	12,169
Treasury stock-at cost, 252,164 shares at December 31, 2007 and 376,527 shares at December 31, 2006	(3,343)	(4,995)

Total stockholders’ equity	22,049	20,025

Total liabilities and stockholders’ equity	$356,807	$300,995

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2007	2006
	(In thousands, except per share)
Interest and fees on loans receivable	$19,178	$15,335
Interest on mortgage-backed securities	1,601	1,693
Interest on investment securities	100	82
Other interest income	366	367

Total interest income	21,245	17,477

Interest on deposits	7,058	5,452
Interest on borrowings	3,075	2,191

Total interest expense	10,133	7,643

Net interest income before provision for loan losses	11,112	9,834
Provision for loan losses	321	280

Net interest income after provision for loan losses	10,791	9,554

Non-interest income:
Service charges	1,094	975
Gain on sale of loans held for sale	30	8
(Loss) gain on sale of securities	(1)	12
Other	131	128

Total non-interest income	1,254	1,123

Non-interest expense:
Compensation and benefits	5,984	4,639
Occupancy expense, net	1,144	1,200
Information services	670	654
Professional services	573	530
Office services and supplies	507	455
Other	1,024	661

Total non-interest expense	9,902	8,139

Earnings before income taxes	2,143	2,538
Income taxes	690	875

Net earnings	$1,453	$1,663

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$9	$-
Income tax effect	(3)	-

Other comprehensive income, net of tax	6	-

Comprehensive earnings	$1,459	$1,663

Net earnings	$1,453	$1,663
Dividends paid on preferred stock	(128)	(115)

Earnings available to common shareholders	$1,325	$1,548

Earnings per share-basic	$0.78	$0.97

Earnings per share-diluted	$0.74	$0.90

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Retained Earnings (Substantially Restricted)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2005	$2	$19	$10,296	$-	$10,842	$(4,382)	$16,777
Cumulative effect of adoption of SFAS No. 156	-	-	-	-	101	-	101
Net earnings for the year ended December 31, 2006	-	-	-	-	1,663	-	1,663
Preferred stock issued, net of offering costs	-	-	905	-	-	-	905
Common stock issued, net of offering costs	-	1	1,643	-	-	-	1,644
Treasury stock acquired	-	-	-	-	-	(929)	(929)
Treasury stock used for vested stock awards	-	-	(12)	-	-	31	19
Cash dividends paid of $0.20 per common share	-	-	-	-	(322)	-	(322)
Cash dividends paid of $0.50 per preferred share	-	-	-	-	(115)	-	(115)
Stock-based compensation expense	-	-	115	-	-	-	115
Stock options exercised	-	-	(158)	-	-	285	127
Tax benefit on stock options exercised	-	-	40	-	-	-	40

Balance, at December 31, 2006	2	20	12,829	-	12,169	(4,995)	20,025
Net earnings for the year ended December 31, 2007	-	-	-	-	1,453	-	1,453
Unrealized gain on securities available for sale, net of tax	-	-	-	6	-	-	6
Treasury stock acquired	-	-	-	-	-	(4)	(4)
Treasury stock used for vested stock awards	-	-	(9)	-	-	34	25
Cash dividends paid of $0.20 per common share	-	-	-	-	(342)	-	(342)
Cash dividends paid of $0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C	-	-	-	-	(128)	-	(128)
Stock-based compensation expense	-	-	70	-	-	-	70
Stock options exercised	-	-	(929)	-	-	1,622	693
Tax benefit on stock options exercised	-	-	251	-	-	-	251

Balance, at December 31, 2007	$2	$20	$12,212	$6	$13,152	$(3,343)	$22,049

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,453	$1,663
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	311	331
Net amortization of premiums and discounts on loans purchased	1	8
Net amortization of net deferred loan origination costs	6	80
Net amortization of premiums on mortgage-backed securities	58	122
Stock-based compensation expense	70	115
Gain on sale of loans held for sale	(30)	(8)
Loss (gain) on sale of securities	1	(12)
Increase in cash surrender value of bank owned life insurance	(89)	(25)
FHLB stock dividends	(161)	(155)
Provision for loan losses	321	280
Loans originated for sale	(11,139)	(1,653)
Proceeds from sale of loans held for sale	7,615	1,661
Tax benefit on stock options exercised	251	40
Changes in operating assets and liabilities:
Accrued interest receivable	(391)	(235)
Other assets	225	(202)
Deferred income taxes	67	(374)
Other liabilities	18	323

Net cash (used in) provided by operating activities	(1,413)	1,959

Cash flows from investing activities:
Net change in loans receivable	(47,281)	(11,946)
Purchase of loans receivable	(5,414)	(9,537)
Purchases of mortgage-backed securities available for sale	(5,161)	-
Proceeds from sale of mortgage-backed securities held to maturity	344	451
Principal repayments on mortgage-backed securities held to maturity	6,206	9,015
Principal repayments on mortgage-backed securities available for sale	408	-
Purchase of bank owned life insurance	-	(2,113)
Purchase of Federal Home Loan Bank stock	(1,885)	(14)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,011
Capital expenditures for office properties and equipment	(726)	(135)

Net cash used in investing activities	(53,509)	(13,268)

(continued)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2007	2006
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$7,260	$12,003
Advances from the Federal Home Loan Bank	72,000	127,100
Principal repayments on advances from the Federal Home Loan Bank	(25,485)	(133,628)
Preferred stock issued	-	905
Common stock issued	-	1,644
Common and preferred dividends paid	(470)	(437)
Purchases of treasury stock	(4)	(929)
Reissuance of treasury stock	25	19
Stock options exercised, net of tax benefits	693	127
Net change in advance payments by borrowers for taxes and insurance	(76)	29

Net cash provided by financing activities	53,943	6,833

Net decrease in cash and cash equivalents	(979)	(4,476)
Cash and cash equivalents at beginning of year	5,310	9,786

Cash and cash equivalents at end of year	$4,331	$5,310

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,045	$7,541

Cash paid for income taxes	$1,028	$1,174

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2007, the Bank operated four retail-banking offices and two loan production offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b. and Broadway Service Corporation. All significant inter-company transactions and balances have been eliminated in consolidation. The Company liquidated its investment in Broadway Financial Funding, LLC in July 2007 after deciding to terminate its joint venture with Metrocities Mortgage in November 2006.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale are generally sold with servicing rights retained. The carrying value of loans sold is reduced by the amount allocated to the servicing rights. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold. When loans held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and amounts of loans in the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Bank-Owned Life Insurance

Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated balance sheet. The change in cash surrender or contract value is recorded as income.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock is non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. All of the series of preferred stock have non-cumulative annual dividend rates of 5% of the liquidation preference.

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

Employee Stock Ownership Plan

The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and the interim periods within those fiscal years. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements.

SFAS No. 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Note 2 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
December 31, 2007:
Mortgage-backed	$4,763	$10	$(1)

Total	$4,763	$10	$(1)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
December 31, 2007:
Mortgage-backed	$27,184	$28	$(108)	$27,104
U.S. Government and federal agency	2,000	48	-	2,048

Total	$29,184	$76	$(108)	$29,152

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2006:
Mortgage-backed	$33,793	$6	$(593)	$33,206
U.S. Government and federal agency	2,000	-	(32)	1,968

Total	$35,793	$6	$(625)	$35,174

The fair value of debt securities and carrying amount, if different, at December 31, 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Due in one year or less	$-	$-	$-
Due from one to five years	-	1,000	1,001
Due from five to ten years	-	1,000	1,047
Due after ten years	-	-	-
Mortgage-backed	4,763	27,184	27,104

Total	$4,763	$29,184	$29,152

At year-end 2007 and 2006, securities with carrying amounts of $4.2 million and $4.9 million were pledged to secure public deposits and $25.0 million and $30.9 million were pledged as collateral for FHLB advances. At year-end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2007:
Mortgage-backed, available for sale	$2,080	$(1)	$-	$-	$2,080	$(1)
Mortgage-backed, held to maturity	2,147	(25)	$14,110	(83)	16,257	(108)

Total temporarily impaired	$4,227	$(26)	$14,110	$(83)	$18,337	$(109)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2006:
Mortgage-backed	$-	$-	$32,852	$(593)	$32,852	$(593)
U.S. Government and federal agency	-	-	1,968	(32)	1,968	(32)

Total temporarily impaired	$-	$-	$34,820	$(625)	$34,820	$(625)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in their fair value is largely due to changes in the interest rates. The fair value is expected to recover as the bonds approach maturity.

During the year ended December 31, 2007, the Company sold $0.3 million of mortgage-backed securities held to maturity and realized gross losses of $1,000, which had been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During the year ended December 31, 2006, the Company sold $0.5 million of mortgage-backed securities held to maturity and realized gross gains of $12,000, which had been included in gain (loss) on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During 2007 and 2006, the Company sold certain mortgage-backed securities held to maturity for which the Company had already collected more than 85% of the principal outstanding at acquisition due to repayments of the underlying mortgages. There have been no sales of held to maturity securities for which the Company had not already collected more than 85% of the original principal.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 3 – Loans

Loans at year-end were as follows:

	December 31,
	2007	2006
	(In thousands)
Loans receivable, held for sale:
Commercial	$3,554	$-

Loans receivable, net:
Real estate:
Residential:
One to four units	$35,313	$25,233
Five or more units	113,395	131,305
Construction	2,033	2,090

Total residential	150,741	158,628
Commercial	130,590	78,072

Total real estate	281,331	236,700
Commercial	22,630	12,247
Loans secured by deposit accounts	643	718
Other	141	812

Total gross loans receivable	304,745	250,477
Plus:
Premiums on loans purchased	4	12
Less:
Loans in process	2,356	872
Net deferred loan fees	258	162
Unamortized discounts	60	68
Allowance for loan losses	2,051	1,730

Loans receivable, net	$300,024	$247,657

Activity in the allowance for loan losses was as follows:

	2007	2006
	(In thousands)
Beginning balance	$1,730	$1,455
Provision for loan losses	321	280
Loans charged off	-	(5)

Ending balance	$2,051	$1,730

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Individually impaired loans were as follows:

	2007	2006
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$-	$-
Year-end loans with allocated allowance for loan losses	34	34

Total	$34	$34

Amount of the allowance for loan losses allocated	$34	$34
Average of individually impaired loans during year	$34	$35
Interest income recognized during impairment	4	5
Cash basis interest income recognized	4	5

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Other	$34	$34

Total non-accrual loans	$34	$34

The Bank had no restructured loans or loans that were contractually past due 90 days or more and were still accruing at December 31, 2007 and 2006.

The Bank serviced loans for others totaling $22.7 million and $21.3 million at December 31, 2007 and 2006, respectively. The amount of servicing rights recorded and the amount of custodial escrow balances on serviced loans at December 31, 2007 and 2006 was not material.

Note 4 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2007	2006
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,712	4,296
Furniture, fixtures and equipment	1,782	1,578

	8,217	7,597
Less accumulated depreciation	(2,539)	(2,334)

Office properties and equipment, net	$5,678	$5,263

During the years ended December 31, 2007 and 2006, depreciation expense totaled $311,000 and $331,000, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has operating leases on certain premises and equipment on a long-term basis. Some of these leases require that the Company pay property taxes and insurance. Lease expense was approximately $253,000 in 2007 and $216,000 in 2006. Annual minimum lease commitments attributable to long-term leases at December 31, 2007 are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2008	$128	$110	$238
2009	104	110	214
2010	92	107	199
2011	94	91	185
2012	78	82	160
Thereafter	43	-	43

	$539	$500	$1,039

Note 5 – Deposits

Deposits are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
NOW account and other demand deposits	$15,755	$23,972
Non-interest bearing demand deposits	18,727	16,292
Money market deposits	21,880	15,763
Passbook	36,520	43,883
Certificates of deposit	135,845	121,557

Total	$228,727	$221,467

The aggregate amount of time deposits equal to or exceeding $100,000 totaled $70.4 million at December 31, 2007 and $63.5 million at December 31, 2006.

During the years ended December 31, 2007 and 2006, the weighted average cost of deposits was 3.11% and 2.59%, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2007:

Maturity	Amount
(In thousands)
2008	$118,570
2009	10,460
2010	4,863
2011	1,125
2012	762
Thereafter	65

$135,845

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2007:
Maturities February 2008 to December 2017, fixed rates at rates from 3.33% to 5.30%, averaging 4.22%	$90,300
Maturity January 2008 variable rate at 3.28%	6,200

$96,500

December 31, 2006:
Maturities February 2007 to December 2016, fixed rates at rates from 2.85% to 4.25%, averaging 3.72%	$48,485
Maturity January 2007 variable rate at 5.25%	1,500

$49,985

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $86.0 million and $79.3 million of first mortgage loans and $25.0 million and $30.9 million of mortgage-backed securities under a blanket lien arrangement at year-end 2007 and 2006. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 40% of assets, the Company is eligible to borrow an additional $13.6 million at year-end 2007.

Required payments are:

Amount
(In thousands)
2008	$30,000
2009	3,500
2010	3,500
2011	-
2012	-
Thereafter	59,500

$96,500

Note 7 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 7.53% at year-end 2007.

Note 8 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to $15,000 of their compensation for 2007 and 2006, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense for 2007 and 2006 was $72,000 and $67,000.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Recognition and Retention Plan (RRP)

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to non-employee directors. Compensation expense is recognized over the five-year vesting period of the shares for the difference between the exercise price and the market value at issue date. Awards are automatically vested upon a change of control of the Company or the Bank. In the event that, before reaching normal retirement, a non-employee director terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan were 3,482 at December 31, 2007. No shares were issued in 2007 or 2006. Compensation expense was $4,000 for 2007 and $5,000 for 2006.

Performance Equity Program (PEP)

A Performance Equity Program (“PEP”) provides for the issuance of shares to certain officers and employees. Compensation expense is recognized over the five-year vesting period of the shares for the difference between the exercise price and the market value at issue date provided that any required performance goals have been met. In the event that, before reaching normal retirement, an officer or employee terminates service with the Company or the Bank, that person’s non-vested awards are forfeited. Total shares available and unissued under the plan were 5,836 at December 31, 2007. No shares were issued in 2007 and 8,000 shares were issued in 2006. Compensation expense was $9,000 for 2007 and $21,000 for 2006.

A summary of changes in the Company’s nonvested RRP and PEP shares for the year follows:

	RRP		PEP
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	966	$10.86	9,090	$10.15
Vested	(483)	10.22	(2,090)	9.70
Forfeited	(322)	11.99	(4,600)	10.31

Nonvested at December 31, 2007	161	$10.49	2,400	$10.25

As of December 31, 2007, there was $2,000 and $25,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP and PEP Plans. The cost is expected to be recognized over a weighted average period of 0.3 years and 3.4 years. The total fair value of shares vested for the RRP and PEP Plans during the years ended December 31, 2007 and 2006 was $25,000 and $26,000.

Deferred Compensation

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $212,000 at December 31, 2007 and $109,000 at December 31, 2006, and is accrued over the period of active employment. Compensation expense was $103,000 for 2007 and $109,000 for 2006.

Note 9 – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements. The Company makes discretionary contributions to the ESOP. Dividends on allocated shares increase participant accounts. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Contributions to the ESOP for the years ended 2007 and 2006 were $41,000 and $44,000. Expense was $55,000 and $51,000 during 2007 and 2006.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Shares held by the ESOP were as follows:

	2007	2006
Allocated to participants	87,505	93,401

Total ESOP shares	87,505	93,401

Note 10 – Income Taxes

Income tax expense (benefit) was as follows:

	2007	2006
	(In thousands)
Current taxes:
Federal	$615	$1,032
State	8	217

	623	1,249

Deferred taxes:
Federal	57	(246)
State	10	(128)

	67	(374)

Total	$690	$875

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2007	2006
	(In thousands)
Federal statutory rate times financial statement income	$729	$863
Effect of:
State taxes, net of federal benefit	7	59
Other, net	(46)	(47)

Total	$690	$875

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Year-end deferred tax assets and liabilities were due to the following:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$820	$688
Accrued liabilities	65	65
Lower of cost or market adjustment	7	7
State income taxes	29	73
Impairment loss on capital investment	41	41
Deferred compensation	87	45
Stock compensation	70	47

Total deferred tax assets	1,119	966

Deferred tax liabilities:
Basis difference on fixed assets	(169)	(257)
Deferred loan fees/costs	(965)	(719)
Unrealized appreciation on securities available for sale	(4)	-
FHLB stock dividends	(791)	(725)
Mortgage servicing rights	(55)	(50)
Other	(20)	(29)

Total deferred tax liabilities	(2,004)	(1,780)

Valuation allowance	(41)	(41)

Net deferred tax liability	$(926)	$(855)

A deferred tax asset valuation allowance of $41,000 has been established at year-end 2007 and 2006 against the deferred tax asset related to the impairment loss on an equity security owned by the Company. A loss realized from the sale of this investment would be capital in nature and would only be deductible as an offset to future capital gains.

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

Retained earnings at December 31, 2007 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes of approximately $1.0 million may be imposed and expensed at that time.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity related to our unrecognized tax benefits:

Amount
(In thousands)
Balance at January 1, 2007	$59
Increase related to current year tax positions	18
Expiration of the statute of limitations for the assessment of taxes	(12)

Balance at December 31, 2007	$65

Included in the unrecognized tax benefits of $65,000 at December 31, 2007 was $65,000 of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued $11,000 for potential interest, related to these unrecognized tax benefits as of December 31, 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal taxing authorities for years before 2004 or by state taxing authorities for years before 2003.

Note 11 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2007 were as follows:

Amount
(In thousands)
Beginning balance	$497
New loans	-
Repayments	(9)

Ending balance	$488

Deposits from principal officers, directors, and their affiliates at year-end 2007 and 2006 were $3.1 million and $3.2 million.

Note 12 – Stock Options

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s Long-Term Incentive Plan (“LTIP”) and under the Company’s 1996 Stock Option Plan (“Stock Option Plan”), which provide for the issuance of up to 403,562 options. The maximum option term is ten years, and options vest over five years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the activity in the plans for 2007 follows:

	LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands, except share and per share)
Outstanding at January 1, 2007	249,420	$7.70	15,256	$6.62	264,676	$7.63
Exercised	(114,030)	5.71	(8,260)	5.01	(122,290)	5.66
Forfeited or expired	(56,000)	10.25	(714)	11.99	(56,714)	10.28

Outstanding at December 31, 2007	79,390	$8.75	6,282	$8.13	85,672	$8.70	5.82 years	$106

Vested or expected to vest	79,390	$8.75	6,282	$8.13	85,672	$8.70	5.82 years	$106

Exercisable at December 31, 2007	63,390	$8.19	5,925	$7.99	69,315	$8.17	5.35 years	$106

No options were granted during 2007 and 75,000 options were granted during 2006. Options available and unissued under the Plans totaled 87,239 at December 31, 2007.

Options outstanding and exercisable at year-end 2007 were as follows:

		Outstanding			Exercisable
Stock Option Plan	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
December 31, 2007:
LTIP	$4.34	8,472	2.87 years	$4.34	8,472	$4.34
	$6.68	29,718	4.56 years	$6.68	29,718	$6.68
	$10.49	4,200	5.21 years	$10.49	4,200	$10.49
	$13.11	10,000	6.30 years	$13.11	6,000	$13.11
	$10.85	12,000	8.25 years	$10.85	12,000	$10.85
	$10.25	15,000	8.39 years	$10.25	3,000	$10.25

		79,390	5.92 years	$8.75	63,390	$8.19

Stock Option Plan	$4.34	2,000	2.87 years	$4.34	2,000	$4.34
	$8.19	1,784	4.72 years	$8.19	1,784	$8.19
	$10.49	1,428	5.21 years	$10.49	1,071	$10.49
	$11.99	1,070	6.55 years	$11.99	1,070	$11.99

		6,282	4.55 years	$8.13	5,925	$7.99

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The fair value of options granted during 2006 was determined using the following weighted average assumptions as of grant date.

2006
Risk free interest rate	4.91%
Expected term (years)	10 years
Expected stock price volatility	26.77%
Dividend yield	1.86%

Information related to the Company’s stock option Plans during each year follows:

	2007	2006
	(In thousands, except per share)
Intrinsic value of options exercised	$610	$98
Cash received from options exercised	693	127
Tax benefit realized from options exercised	251	40
Weighted average fair value of options granted	N/A	$3.86

As of December 31, 2007, there was $50,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.8 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Additionally, Bank management has communicated to the Bank’s primary regulator that the Bank intends to keep the Total Risk-based capital ratio above 11%. However, as of December 31, 2007, the Bank’s actual Total Risk-based capital ratio was only 10.01%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Bank’s actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007:
Core Capital Ratio	$26,037	7.30%	$14,275	4.00%	$17,844	5.00%
Tier I Risk-based ratio	$26,037	9.29%	$11,207	4.00%	$16,810	6.00%
Total Risk-based ratio	$28,052	10.01%	$22,413	8.00%	$28,016	10.00%

December 31, 2006:
Core Capital Ratio	$23,930	7.95%	$12,040	4.00%	$15,050	5.00%
Tier I Risk-based ratio	$23,930	11.29%	$8,478	4.00%	$12,718	6.00%
Total Risk-based ratio	$25,626	12.09%	$16,957	8.00%	$21,196	10.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $4.3 million plus any 2008 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2007	2006
	(In thousands)
Commitments to make loans	$10,875	$800
Unused lines of credit	11,604	4,374

Commitments to make loans are generally made for periods of 60 days or less. Our loan commitments at year-end 2007 consist primarily of commercial real estate loans with an average interest rate of 7.43%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 15 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year-end were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$4,331	$4,331	$5,310	$5,310
Securities available for sale	4,763	4,763	-	-
Securities held to maturity	29,184	29,152	35,793	35,174
Loans receivable held for sale	3,554	3,577	-	-
Loans receivable, net	300,024	300,024	247,657	244,125
Federal Home Loan Bank stock	4,536	N/A	2,490	N/A
Accrued interest receivable	1,867	1,867	1,476	1,476

Liabilities:
Deposits	$(228,727)	$(228,932)	$(221,467)	$(210,506)
Federal Home Loan Bank advances	(96,500)	(97,379)	(49,985)	(49,309)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(512)	(512)	(588)	(588)
Accrued interest payable	(406)	(406)	(318)	(318)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans, deposits and borrowings that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value of loans receivable held for sale is based on market quotes. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at year-end 2007 and 2006, and are not considered significant to this presentation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 16 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet	December 31,
	2007	2006
	(In thousands)
Assets
Cash	$1,522	$1,584
Investment in bank subsidiary	26,044	23,930
Investment in non-bank subsidiaries	-	181
Other assets	671	477

	$28,237	$26,172

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other liabilities	188	147
Stockholders’ equity	22,049	20,025

	$28,237	$26,172

Condensed Statements of Operations	Year Ended December 31,
	2007	2006
	(In thousands)
Interest income	$6	$5
Interest expense	485	464
Other expense	497	532

Loss before income taxes	(976)	(991)
Income taxes benefit	391	389

Loss before equity in undistributed earnings of subsidiaries	(585)	(602)
Equity in undistributed earnings of bank subsidiary	2,038	2,245
Equity in undistributed earnings of non-bank subsidiaries	-	20

Net earnings	$1,453	$1,663

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows	Year Ended December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net earnings	$1,453	$1,663
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of bank subsidiary	(2,038)	(2,245)
Equity in undistributed earnings of non-bank subsidiaries	-	(20)
(Increase) decrease in other assets	(194)	337
Increase in other liabilities	41	32
Stock compensation expense	-	115

Net cash used in operating activities	(738)	(118)

Cash flows from investing activities
Proceeds from liquidation of non-bank subsidiary	181	-

Net cash provided by investing activities	181	-

Cash flows from financing activities
Preferred stock issued	-	905
Common stock issued	-	1,644
Stock options exercised, net of tax benefits	944	167
Purchases of treasury stock	(4)	(929)
Reissuance of treasury stock	25	19
Common and preferred dividends paid	(470)	(437)

Net cash provided by financing activities	495	1,369

Net (decrease) increase in cash and cash equivalents	(62)	1,251
Cash and cash equivalents, beginning of year	1,584	333

Cash and cash equivalents, end of year	$1,522	$1,584

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 17 – Earnings Per Share

The factors used in the earnings per share computations follow:

	2007	2006
	(Dollars in thousands, except per share)
Basic
Net earnings	$1,453	$1,663
Less: Preferred stock dividends	(128)	(115)
Earnings available to common stockholders	$1,325	$1,548

Weighted average common shares outstanding	1,691,462	1,591,364

Basic earnings per common share	$0.78	$0.97

Diluted
Net earnings	$1,453	$1,663
Less: Preferred stock dividends	(128)	(115)

Earnings available to common stockholders	$1,325	$1,548

Weighted average common shares outstanding for basic earnings per common share	1,691,462	1,591,364
Add: dilutive effects of assumed exercises of stock options	104,627	125,277

Average shares and dilutive potential common shares	1,796,089	1,716,641

Diluted earnings per common share	$0.74	$0.90

Stock options for 44,000 and 92,000 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were anti-dilutive.

Note 18 – Capital Transactions

On April 5, 2006, the Company completed the sale of 76,950 shares of non-voting Series C Noncumulative Convertible Perpetual Preferred Stock to National Community Investment Fund (“NCIF”) at a price of $13.00 per share. The preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions.

On May 22, 2006, the Company completed the sale of 145,000 shares of its common stock to Cathay General Bancorp at $11.51 per share, under the Third Amendment to the Stock Purchase Agreement dated December 31, 2005. The shares sold constituted 8.83% of the number of shares of common stock outstanding, as determined immediately after the sale of the shares.