Form 10KSB/A
period 2007-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2008-04-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

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

Transitional Small Business Disclosure Format (check one): Yes [    ]    No [X]

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors

The Board of Directors of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. A. Odell Maddox, Daniel A. Medina, and Virgil Roberts, has a term of office expiring at the 2008 Annual Meeting of Shareholders; a second class, consisting of Messrs. Paul C. Hudson and Kellogg Chan, has a term of office expiring at the 2009 Annual Meeting of Shareholders; and a third class, consisting of Messrs. Robert C. Davidson, Jr., Javier León and Elrick Williams, has a term of office expiring at the 2010 Annual Meeting of Shareholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board of Directors of the Company and the Bank:

Name	Age at December 31, 2007	Director Since	Term Expires	Positions Currently Held with The Company and the Bank
A. Odell Maddox	61	1986	2008	Director
Daniel A. Medina	50	1997	2008	Director
Virgil Roberts	60	2002	2008	Director
Paul C. Hudson	59	1985	2009	Chairman of the Board and Chief Executive Officer
Kellogg Chan	68	1993	2009	Director
Robert C. Davidson, Jr.	62	2003	2010	Director
Javier León	42	2007	2010	Director
Elrick Williams	60	2007	2010	Director

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his or her present position for the last five years.

A. Odell Maddox is Manager of Maddox Co., a real estate property management and sales company.

Daniel A. Medina is Managing Director of Capital Knowledge, LLC, a consulting firm that provides financial advisory services. He has been with Capital Knowledge and its predecessor since April 1, 2000.

Virgil Roberts is Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry. He currently serves on the Board of Directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio (SCPR), the Alliance of Artists and Record Companies (AARC), the Bridgespan Group, and is co-chair of the Mayor’s Council on Education.

Paul C. Hudson is Chief Executive Officer and Chairman of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board of Directors in 1985, and served in various positions prior to becoming President and Chief Executive Officer in 1992. Mr. Hudson is a member of the California and District of Columbia Bars. He currently serves on the Board of the Los Angeles Universal Preschool and Los Angeles County Employee Retirement Association Investment Board.

Kellogg Chan has served as President of Asia Capital Group, Ltd., a biotechnology holding company since 2001.

Robert C. Davidson, Jr. is Chairman/CEO of Surface Protection Industries, a company he formed in 1978 and one of the largest African American owned manufacturing companies in California. He is a member of the Boards of Directors of Jacobs Engineering Group, Inc., Morehouse College, Cedars Sinai Medical Center, Fulcrum Venture Capital Corporation, Art Center College of Design in Pasadena, the South Coast Air Quality Management District Brain Tumor and Air Pollution Foundation, and the University of Chicago Graduate School of Business Advisory Council.

Javier León is the Managing Director of Andell Sports Group, which oversees the sports and related assets for Andell Holdings. Mr. Leon oversees the business and operations of the Fire on behalf of owner Andrew Hauptman. He works closely with Fire management team and staff, and is involved in strategic planning, marketing, as well as the development of Hispanic, community and public relations strategies and programs. Additionally, Mr. Leon is responsible for building and growing Andell’s sports business in local and international markets. Prior to joining Andell, Mr. Leon spent three years as the Chief Executive Officer for Chivas USA Enterprises in Los Angeles.

Elrick Williams is Chairman of Allston Trading LLC, a firm that specializes in algorithmic electronic trading of stocks, Treasury bonds, currencies, futures and options. Prior to founding Allston Trading LLC in 2003, Mr. Williams was a trader from 1981 to 2003 with various trading companies.

Executive Officers Who Are Not Directors

The following table sets forth information with respect to executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually by the respective Boards of Directors.

Name	Age(1)	Positions Held With the Company and the Bank
Samuel Sarpong	47	Senior Vice President / Chief Financial Officer of the Company and the Bank
Candis Hurdle-Noel	49	Senior Vice President / Chief Retail Banking Officer of the Bank
Wilbur A. McKesson Jr.	54	Senior Vice President / Chief Loan Officer of the Bank

(1)	As of December 31, 2007.

The business experience of each of the executive officers is as follows:

Samuel Sarpong was appointed Senior Vice President/Chief Financial Officer of the Company and the Bank in September 2005. Mr. Sarpong joined Broadway Federal in February 2004 as First Vice President/Chief Compliance Officer and Internal Audit Director. Prior to joining Broadway Federal, Mr. Sarpong was an Audit Manager at Citibank from 2000 to 2004. Mr. Sarpong is a member of the Financial Manager’s Society (Internal Audit Division) and a member of the Institute of Internal Auditors.

Candis Hurdle-Noel joined Broadway Federal Bank in November 2006 as Senior Vice President/Chief Retail Banking Officer. Prior to joining Broadway Federal, Ms. Noel worked at Comerica Bank from 1992 to 2006, where she recently served as Vice President, Regional Deposit Officer.

Wilbur A. McKesson Jr. joined Broadway Federal Bank in March 2007 as Senior Vice President/Chief Loan Officer. Prior to joining Broadway Federal, Mr. McKesson served as Vice President for Affordable Housing at Option One Mortgage from December 2002 through February 2007. In addition, Mr. McKesson has over twenty years of lending experience, which includes three years at CitiMortgage and twelve years at Washington Mutual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of the Company’s common stock, to report to the Securities and Exchange Commission their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and we are to disclose in this proxy statement any late filings or failures to file. Officers, directors and greater than ten percent (10%) stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all such reports were filed on a timely basis, except for one late filing of Form 4 on behalf of Mr. Elrick Williams and one late filing of Form 4 on behalf of Mr. Virgil Roberts.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for the Company’s directors and executive officers. Our directors and executive officers are expected to adhere at all times to this code of ethics. Stockholders may obtain a copy of the Company’s Code of Ethics, free of charge, upon written request to: Broadway Financial Corp., 4800 Wilshire Boulevard, Los Angeles, California 90010, Attention: Daniele Johnson.

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Medina (Chairman), Chan, and Williams. The Audit Committee is responsible for oversight of the internal audit function for the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for oversight of the Company’s independent auditors. The members of the Audit Committee are independent directors as defined under the National Association of Securities Dealers’ listing standards. In addition, Mr. Chan meets the definition of “audit committee financial expert,” as defined by the Securities and Exchange Commission (“SEC”).

Item 10.	Executive Compensation

Compensation Discussion and Analysis

The Board of Directors (Board) of Broadway Federal Bank (Bank) has appointed a Compensation/Benefits Committee (Committee) of the Board that is tasked to establish, supervise and review policies involving the Bank’s personnel performance, compensation and benefits. The Committee is made up of three independent outside Directors. The Committee has developed a formal accountability schedule and meets on a regular basis to review and approve both policy recommendations and compensation actions that impact the senior officers of the organization. The Committee has a defined Committee Charter which provides for a broad scope of responsibilities to establish, supervise and review all matters related to compensation within the organization and in particular with matters of compensation affecting officers that are members of executive management.

In compliance with the SEC Proxy Disclosure requirements, the following is the Compensation Discussion and Analysis (CD&A) as it pertains to the 2007 fiscal year. This discussion and analysis is focused on the material principles that underlie the Bank’s executive compensation policies and decisions.

Philosophy

It is the philosophy of the Committee and the Board of Directors to insure that the Bank has the policies and processes in place that will enable the Bank to attract, motivate and retain the highest quality workforce while at the same time balancing those needs with the duty to enhance shareholder value. To achieve these goals the Committee reviews competitive market data and acts on it when warranted. The Committee retains an outside independent compensation consultant to assist with the development of market data.

The Committee has a pay for performance philosophy. This means that compensation actions approved for executives are consistent with results achieved against predetermined objectives. The Board believes this philosophy enhances shareholder value.

For 2007, the Committee defined its bank peer group as financial institutions operating on the West Coast of California that have assets ranging between $250MM and $500MM. The Bank uses asset size and geographic location as key elements in determining the appropriate peer group. The Bank utilizes multiple survey sources to assist with this process. The Bank’s asset size as of December 31, 2007 was $357 million.

Process

The Committee follows a defined process throughout the year. The Committee retains the services of an outside independent human resource consulting company to insure that the Committee has sufficient knowledge about the competitive market to make sound decisions regarding the competitiveness of the overall compensation package. In that regard, the Committee utilizes the services of John Parry and Alexander (JPA). Stephen Enna, JPA Director, is on retainer to the Committee and serves as an advisor on an ongoing basis. JPA specializes in community banks and works with more than 100 institutions throughout the Western United States.

The process begins in the fall of the preceding plan year when the Board meets to establish the Bank and Company goals for the plan year. The Committee generally meets at least four times per year. Goal achievement is reviewed by the Committee after the plan year has been completed and decisions are made regarding the total compensation merited by the CEO. The Committee, consistent with its Charter, determines compensation for the named executive officers. The Committee evaluates the CEO’s performance against overall corporate goals and performance. With respect to compensation decisions for the other named executive officers, the CEO annually reviews the performance of each of the other named executive officers. The conclusions reached and recommendations based on this review, including any recommendations for salary adjustments and annual bonus awards, are presented to the Committee. The Committee considers the recommendations of the CEO. The elements of compensation and the Committee’s view on each are outlined later in this report.

Objectives

The Committee’s focus is on objectives that align the executive compensation plan with the interests of shareholders. The pay for performance philosophy links the Bank’s performance and individual performance and is designed to support Broadway Financial Corporation’s (Company) strategic plan. It is the Bank’s intention, where applicable, to insure that measurable objectives are developed and communicated to participants prior to the commencement of a plan year and that following the completion of the plan year the results achieved are tied directly to the compensation received by plan participants.

The Bank objectives change each year; however, a minimum threshold of achievement is established before the bonus plan is funded. Earnings growth as well as growth in both loans and deposits is consistently included in the goals and objectives established.

Compensation Elements

In developing its overall compensation strategy, the Committee reviews each element of compensation and the purposes of each. It then reviews the total of all elements of compensation in order to insure the Bank maintains an overall compensation strategy that is competitive. The elements of compensation included in this discussion and reflected in the tables are the following:

•	Base Salary

•	Short-Term Incentive (Annual Bonus)

•	Total Cash Compensation (Combination of Base Salary and Short-Term Incentive)

•	Long-Term Incentives (Equity Awards)

•	Benefits

•	Executive Perquisites

The strategy behind each element of compensation has been defined as follows.

Base Salary

The Committee has defined base salary as the fixed direct compensation paid an executive for performing specific job responsibilities. The Committee targets base salary at market median. The base salaries of the executives are reviewed from time to time against the competitive market and adjustments made in accordance with the market data.

Short-Term Incentive (Annual Bonus)

The Committee has defined the short-term incentive as a cash bonus that is a form of variable pay paid in addition to base pay for results achieved over the Board approved minimum earnings threshold. The Committee approved for use in 2007 an Incentive Plan for Management (Plan). The Plan is designed to reward management for productivity, high performance and implementing the business plan and vision of the Bank. In order for the Plan participants to receive any form of payout, a minimum level of financial performance by the Bank must be achieved.

The Plan has two types of objectives. The first are Bank objectives which are set by the Board of Directors in advance of the Plan year. The second are individual objectives that are set by the CEO for Plan participants. Targets are established and weighted for each objective. Executives are advised in advance of the Plan year what they can achieve as a percent of their base salary if bonus targets are achieved. For 2007, the Board established five specific objectives for the CEO in the following areas:

1.	Net Earnings

2.	Safety and Soundness Ratings

3.	Net Loan Growth

4.	Core Deposit Growth

5.	Management Effectiveness

At the end of the Plan year each goal was assessed and results calculated. The Bank achieved 80% of its goals and, thus, the Plan paid out bonus amounts to the named executives for the 2007 Plan year.

The bonus plan is performance based. In years where the objectives are achieved, the bonus payments are made. In years where the objectives are not met, payments are not made.

Total Cash Compensation (Combination of Base Salary and Short-Term Incentive)

Total cash compensation is defined as the sum of base salary and short-term incentive received over an annual (12) month reporting period. The Committee’s philosophy regarding total cash compensation is to insure that total cash compensation exceeds the market median in years in which the short-term objectives have been achieved.

Long-Term Objectives (Equity)

The Committee defines long-term incentives as Equity Compensation. Equity Compensation is an incentive designed to reward and retain executives for long term performance. This type of compensation is linked to shareholder return and aligns the executives’ rewards with those achieved by shareholders.

The Company has the following equity plans: a) Performance Equity Program for Officers and Employees; b) Long Term Incentive Plan; c) Recognition and Retention Plan for Outside Directors; and d) Stock Option Plan for Outside Directors. Past decisions regarding equity grants to executives and Directors have been made on a discretionary basis. The current Programs are in need of share replenishment. The Company will submit to shareholders for their review and approval at the 2008 Shareholder Meeting a proposal to increase the number of shares of common stock available under the Long Term Incentive Plan and Stock Option Plan for Outside Directors by 167,089 shares.

The Bank has an approved Employee Stock Ownership Plan (ESOP) that was established in January 1996. The purpose of the ESOP is to promote the mutual interests of the Company’s shareholders and Bank employees. All employees that have attained the age of 21 years and completed one year of service are eligible to receive Company shares under the ESOP.

Benefits

Benefits are defined as those plans not related to cash compensation or equity that are needed to insure that a competitive total compensation package is maintained. Benefits may be qualified or non-qualified.

The Committee’s strategy regarding benefits has been to insure that the plans in place are competitive and assist the Bank in attracting and retaining the talent needed. They are designed to provide for the basic health and welfare needs of employees. The Committee has adopted the strategy not to lead the market in benefits and to adopt benefit strategies that are likely to reduce future growth in benefit costs. This decision is in keeping with the Committee’s desire to continue to foster a pay for performance rather than an entitlement culture. At the present, the Bank has a basic benefit package which includes health and insurance benefits and a 401(k) with a matching provision. The Bank has no pension plan.

Executive Perquisites/Executive Employment Contracts

The Committee has approved Severance Benefits for Named Executive Officers in the event of a change in control. The agreements have two triggers. The first trigger is that a change in control must occur, and the second is that the acquiring organization makes the determination not to employ the officer covered. The approved benefits are as follows:

Named Officers	Severance Benefit
Paul C. Hudson	30 months
Samuel Sarpong	18 months
Wilbur McKesson	12 months
Candis Hurdle-Noel	12 months
Mildred O. Cayton	12 months

The Bank has established a Non Qualified Deferred Compensation Plan (Plan) for a select group of executive officers and directors of the Company and/or the Bank. Under the Plan, the executive officer or director may elect to defer annually a stated maximum amount of his or her salary until a specified date or until he or she is no longer employed by Broadway. No executive officer or director participated in the Plan during 2007.

In addition, the Bank has a Non Qualified Deferred Compensation Plan in the form of a Salary Continuation Agreement (Agreement) for Paul C. Hudson. The Agreement is designed as a retention tool. The Agreement provides an annual benefit of $100,000 per year for 15 years beginning at age 65. For Mr. Hudson to receive the benefits under the Agreement, he must remain with the Bank and/or Company until he is 65. Should he leave prior to that time, he will forfeit this benefit. The Bank purchased a Bank Owned Life Insurance (BOLI) policy on Paul C. Hudson. The income from BOLI reduces the expense related to the Salary Continuation Agreement.

Mr. Hudson also receives a car and telephone allowance and is subsidized for a club membership. The other named officers receive both car and telephone allowances.

Director Compensation

In 2005, the Bank developed a compensation strategy for its Directors which is based on the same pay for performance philosophy that it uses for its executives. The program developed was designed with input from an outside third party consulting firm. The recommendations made were based on a market analysis of financial institutions operating in the West with assets between $250MM and $500MM. The recommendations were presented to the full Board; the following resolutions were approved and form the basis for Director Compensation:

1.	Each Independent Director receives $1,000 for attendance at each Board Meeting.

2.	Each Independent Director receives a retainer of $6,000 annually in lieu of Board Committee fees.

3.	The Chairman of the Board, if independent, receives a $5,000 retainer for his work as Chairman.

4.	The respective Chairman of the Loan, Audit/Compliance, and Compensation/Benefits Committees receive an annual retainer of $3,000 for his service as Chairman.

5.	The respective Chairman of the Executive, Investment and Nominating Committees (if Outside Directors) receive an annual retainer of $2,000 for his service as Chairman.

The Plan is designed to differentiate Director cash compensation based on the Directors’ duties and responsibilities to the Board. In addition to cash compensation, the Directors are entitled to health insurance coverage.

The Directors did not receive any new equity compensation during 2007.

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded or paid by the Company for services rendered in all capacities during 2007 and 2006 to our Chief Executive Officer and Chief Financial Officer, as well as our three other most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Nonquali- fied Deferred Compen- sation Earnings(4)	All Other Compen- sation(5)	Total ($)
Paul C. Hudson	2007	$190,134	—	$1,908	$6,726	$43,882	$102,566	$28,346	$373,562
Chief Executive Officer	2006	$190,134	—	$3,271	$11,531	—	$109,552	$28,317	$342,805
Samuel Sarpong	2007	$140,000	—	$6,150	$20,720	$36,497	—	$18,549	$221,917
Chief Financial Officer	2006	$130,000	—	$3,588	$6,300	—	—	$18,396	$158,284
F. Glenn Harvey (6)	2007	$135,700	—	$2,713	$11,790	—	—	$251,570	$401,772
Former President and Chief Operating Officer	2006	$120,000	—	$8,138	$35,370	—	—	$20,752	$184,260
Wilbur McKesson (7)	2007	$115,385	—	—	—	$22,971	—	$17,034	$155,390
Chief Lending Officer	2006	—	—	—	—	—	—	—	—
Candis Hurdle-Noel (8)	2007	$105,000	$20,000	—	—	$13,084	—	$13,036	$151,120
Chief Retail Banking Officer	2006	$18,308	—	—	—	—	—	$862	$19,170

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	The amounts shown reflect the amounts expensed during 2007 and 2006 for grants and awards in prior years. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123 (R)”), which requires us to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value of the equity instrument at the time of grant. The compensation expense is recognized over the vesting period. The assumptions used to determine the valuation of the awards are discussed in Note 12 of the Notes to the Consolidated Financial Statements of the Company, as filed with the SEC on Form 10-KSB for the year ended December 31, 2007.
(3)	The amounts shown represent performance-based bonuses earned in 2007 but paid in 2008, as described in the CD&A. No performance-based bonuses were earned in 2006.
(4)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from BOLI reduces the expense related to the Salary Continuation Agreement. The other Named Executive Officers did not participate in the Bank’s Non-Qualified Deferred Compensation Plan during 2007 and 2006.
(5)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under the ESOP. Also includes perquisites and other benefits consisting of car and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(6)	F. Glenn Harvey commenced his employment as the Bank’s President and Chief Operating Officer in April 2006. The Bank terminated his employment effective September 19, 2007. Included in other compensation was $233,000 of severance payment.
(7)	Wilbur McKesson commenced his employment as the Bank’s Chief Lending Officer in March 2007.
(8)	Candis Hurdle-Noel commenced her employment as the Bank’s Chief Retail Banking Officer in November 2006. She received a $20,000 signing bonus in January 2007.

The following table summarizes the estimated possible payments to our named executive officers under our cash-based 2007 Incentive Plan. The actual amounts payable under the 2007 Incentive Plan are reported in the Summary Compensation Table above. No grants of equity awards were made to the named executive officers during the year ended December 31, 2007.

Grants of Plan-Based Awards for the Year Ended December 31, 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)
Paul C. Hudson	—	$38,027	$76,054	$123,587
Samuel Sarpong	—	$22,960	$48,020	$75,460
Wilbur McKesson	—	$14,444	$28,698	$45,917
Candis Hurdle-Noel	—	$11,151	$22,785	$36,456

(1)	The amounts shown represent the minimum threshold payment amount that would have been payable to the named executive officer if the Company had met the minimum requirements under the 2007 Incentive Plan.
(2)	The amounts shown represent the target payment amount that would have been payable to the named executive officer if the Company had met the target requirements under the 2007 Incentive Plan.
(3)	The amounts shown represent the maximum payment amount that would have been payable to the named executive officer if the Company had exceeded the target requirements under the 2007 Incentive Plan.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2007.

Outstanding Equity Awards at December 31, 2007

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)	Number of Shares or Units of Stock That Have Not Vested(5)	Market Value of Shares or Units of Stock That Have Not Vested(6)
Paul C. Hudson	5,648	—	$4.34	11/15/10	—
	29,718	—	$6.68	07/25/12	—	—
Samuel Sarpong	6,000	4,000	$13.11	04/21/14	—	—
	3,000	12,000	$10.25	05/24/16	2,400	$20,856

(1)	The stock options are immediately exercisable on December 31, 2007.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(5)	Shares vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(6)	Based upon a fair market value of $8.69 per share for the Company common stock as of December 31, 2007.

The following table sets forth information with respect to stock options exercised and stock awards that have vested for the named executive officers during the year ended December 31, 2007.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Paul C. Hudson	48,204	$253,071	490	$5,331
Samuel Sarpong	—	—	600	$6,690

(1)	Based upon the fair market value of a share of Company’s common stock on the date vested.

Salary Continuation Agreement

Under the 2006 Salary Continuation Agreement, upon termination of employment after Mr. Paul Hudson reaches age 65, he will receive an annual benefit of $100,000, divided into 12 equal monthly payments, for 15 years. The normal retirement age is defined as age 65. The agreement includes provisions for early termination, disability, termination for cause, death, and change in control. The present value of the accumulated benefit is the accrual balance as of December 31, 2007. The accrual balance is determined using a discount rate of 6%.

Change in Control Agreements

The Company and the Bank have entered into change in control agreements with each of its executive officers. Each agreement provides that if, within three years of any Change in Control (as defined in the agreement), the officer’s employment is terminated, either by the officer following a demotion or other specified adverse treatment or by the Company or the Bank other than for Cause (as defined in the agreement), then the officer will receive a severance payment equal to the sum of (A) the officer’s unpaid salary and bonus or other incentive compensation for the remainder of the year in which employment is terminated, and (B) a specified multiple of the highest Annual Compensation (as defined in the agreement) paid to the officer in any of the three years preceding termination of employment. In addition to these payments, any stock options and similar rights held by the officer will become fully vested and exercisable, and the health and other benefits coverage provided to the officer will be continued for one year after termination of employment.

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2007.

Name	Year	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation Earnings	All Other Compen- sation(3)	Total
Kellogg Chan	2007	$23,000	—	—	—	—	—	$23,000
Robert C. Davidson	2007	$24,000	$1,687	$1,709	—	—	$3,211	$30,607
Javier León	2007	$18,500	—	—	—	—	—	$18,500
A. Odell Maddox	2007	$24,000	—	—	—	—	$7,442	$31,442
Rick McGill(4)	2007	$16,500	$1,125	$928	—	—	—	$18,553
Daniel Medina	2007	$23,000	—	—	—	—	—	$23,000
Virgil Roberts	2007	$24,000	$988	$827	—	—	—	$25,815
Elrick Williams	2007	$19,500	—	—	—	—	—	$19,500

(1)	Include payment for annual retainer fees, chair fees, and meeting attendance fees.
(2)	The amounts shown reflect the amounts expensed during 2007 and 2006 for grants and awards in prior years. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123 (R)”), which requires us to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value of the equity instrument at the time of grant. The compensation expense is recognized over the vesting period. The assumptions used to determine the valuation of the awards are discussed in Note 12 of the Notes to the Consolidated Financial Statements of the Company, as filed with the SEC on Form 10-KSB for the year ended December 31, 2007.
(3)	Includes premiums paid for medical, dental and group term life insurance.
(4)	Rick McGill retired effective October 17, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2008, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, by each director, each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Beneficial Owners:
Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)	12.23%
First Financial Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	129,280	(2)	7.35%

Directors and Executive Officers:
Paul C. Hudson	95,224	(3)	5.41%
Kellogg Chan	37,590		2.14%
Robert C. Davidson, Jr.	7,427	(4)(5)	0.42%
Javier León	—		0.00%
A. Odell Maddox	16,494	(6)	0.94%
Daniel A. Medina	7,805	(7)(8)	0.44%
Virgil Roberts	9,589	(9)(10)	0.55%
Elrick Williams	169,290	(11)	9.63%
Sam Sarpong	9,943	(12)	0.57%
Wilbur McKesson	—		0.00%
Candis Hurdle-Noel	—		0.00%
All directors and executive officers as a group (11 persons)	353,362		20.09%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G/A, filed on February 13, 2008 with the SEC by First Financial Fund, Inc.
(3)	Includes 16,022 allocated shares under the ESOP, and 35,366 shares subject to options granted under the LTIP, which options are currently exercisable.
(4)	Includes 5,356 shares held jointly with spouse with whom voting and investment power are shared.
(5)	Includes 1,428 shares subject to options granted under the Director’s Stock Option Plan, which options are all currently exercisable.
(6)	Includes 600 shares subject to options granted under the Director’s Stock Option Plan, which options are all currently exercisable.
(7)	Includes 2,522 shares held jointly with spouse with whom voting and investment power are shared.
(8)	Includes 1,000 shares subject to options granted under the Director’s Stock Option Plan, which options are all currently exercisable.
(9)	Includes 3,888 shares held jointly with spouse with whom voting and investment power are shared.
(10)	Includes 1,784 shares subject to options granted under the Director’s Stock Option Plan, which options are all currently exercisable.
(11)	Information based upon Schedule 13G, filed on April 10, 2008 with the SEC by Elrick Williams. Mr. Williams is a majority owner of Williams Group Holdings LLC which owns 169,290 shares of the Company’s Common Stock.
(12)	Includes 9,000 shares subject to options granted under the LTIP, which options are all currently exercisable.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Recognition and retention plan	161	$10.49	3,482
Performance equity plan	2,400	$10.25	5,836
Employee stock ownership plan	87,505	$4.63	—
Long term incentive plan	79,390	$8.75	68,611
Stock option plan for outside directors	6,282	$8.13	18,628
Equity compensation plans not approved by security holders:
None	—	—	—

Total	175,738	$6.70	96,557

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company’s current loan policy provides that all loans made by the Company or its subsidiaries to its directors and executive officers must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of collectibility or present other unfavorable features.

On September 30, 1999, the Bank made a $550,000 loan to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. As of March 31, 2007, the outstanding balance of the loan was $485,788.

Director Independence

We have adopted standards for director independence pursuant to Nasdaq listing standards. The Board considered relationships, transactions and/or arrangements with each of its directors and determined that all seven of the Company’s non-employee directors are “independent” under applicable Nasdaq listing standards and SEC rules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: April 30, 2008

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
Samuel Sarpong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kellogg Chan
Kellogg Chan
Director

/s/ Robert C. Davidson, Jr.
Robert C. Davidson, Jr.
Director

/s/ Javier Leon
Javier Leon
Director

/s/ Albert Odell Maddox
Albert Odell Maddox
Director

/s/ Daniel A. Medina
Daniel A. Medina
Director

/s/ Virgil P. Roberts
Virgil P. Roberts
Director

/s/ Elrick Williams
Elrick Williams
Director