Form 10QSB
period 2008-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2008-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,758,089 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 28, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except per share amounts)
Assets
Cash	$5,695	$4,331
Securities available for sale, at fair value	4,605	4,763
Securities held to maturity (fair value of $27,251 at March 31, 2008 and $29,152 at December 31, 2007)	26,894	29,184
Loans receivable held for sale, at lower of cost or fair value	12,601	3,554
Loans receivable, net of allowance of $2,205 and $2,051	315,087	300,024
Accrued interest receivable	2,068	1,867
Federal Home Loan Bank (FHLB) stock, at cost	5,358	4,536
Office properties and equipment, net	5,718	5,678
Bank owned life insurance	2,251	2,227
Other assets	720	643

Total assets	$380,997	$356,807

Liabilities and stockholders’ equity
Deposits	$235,062	$228,727
Federal Home Loan Bank advances	114,000	96,500
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	119	512
Deferred income taxes	941	926
Other liabilities	2,325	2,093

Total liabilities	358,447	334,758

Stockholders’ Equity:
Preferred non-cumulative and non-voting stock, $.01par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2008 and December 31, 2007; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2008 and December 31, 2007	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at March 31, 2008 and December 31, 2007; outstanding 1,758,589 shares at March 31, 2008 and 1,761,778 shares at December 31, 2007	20	20
Additional paid-in capital	12,217	12,212
Accumulated other comprehensive income, net of taxes of $19 and $3	29	6
Retained earnings-substantially restricted	13,650	13,152
Treasury stock-at cost, 255,353 shares at March 31, 2008 and 252,164 shares at December 31, 2007	(3,368)	(3,343)

Total stockholders’ equity	22,550	22,049

Total liabilities and stockholders’ equity	$380,997	$356,807

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$5,684	$4,405
Interest on mortgage-backed securities	369	401
Interest on investment securities	16	25
Other interest income	100	84

Total interest income	6,169	4,915

Interest on deposits	1,667	1,608
Interest on borrowings	1,163	590

Total interest expense	2,830	2,198

Net interest income before provision for loan losses	3,339	2,717
Provision for loan losses	158	20

Net interest income after provision for loan losses	3,181	2,697

Non-interest income:
Service charges	249	275
Net gains on mortgage banking activities	14	6
Other	33	36

Total non-interest income	296	317

Non-interest expense:
Compensation and benefits	1,447	1,428
Occupancy expense, net	333	260
Information services	172	161
Professional services	103	145
Office services and supplies	142	117
Other	301	190

Total non-interest expense	2,498	2,301

Earnings before income taxes	979	713
Income taxes	372	269

Net earnings	$607	$444

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$39	$(7)
Income tax effect	(16)	3

Other comprehensive income (loss), net of tax	23	(4)

Comprehensive earnings	$630	$440

Net earnings	$607	$444
Dividends paid on preferred stock	(20)	(32)

Earnings available to common shareholders	$587	$412

Earnings per share-basic	$0.33	$0.25

Earnings per share-diluted	$0.32	$0.23

Dividends declared per share-common stock	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$607	$444
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	97	78
Net amortization of premiums and discounts on loans purchased	(3)	16
Net amortization of deferred loan origination costs (fees)	(6)	27
Net amortization of premiums on mortgage-backed securities	9	18
Stock-based compensation expense	5	27
Net gains on mortgage banking activities	(14)	(6)
Net increase in cash surrender value of bank owned life insurance	(24)	(25)
FHLB stock dividends	(50)	(38)
Provision for loan losses	158	20
Loans receivable originated for sale	(11,761)	(1,200)
Proceeds from sale of loans receivable held for sale	2,728	1,206
Changes in operating assets and liabilities:
Accrued interest receivable	(201)	(83)
Other assets	(77)	80
Other liabilities	232	(182)

Net cash (used in) provided by operating activities	(8,300)	382

Cash flows from investing activities:
Net change in loans receivable	(15,212)	(2,026)
Purchases of mortgage-backed securities available for sale	—	(5,161)
Proceeds from call/maturity of investment securities held-to-maturity	1,000	—
Principal repayments on mortgage-backed securities held-to-maturity	1,280	1,848
Principal repayments on mortgage-backed securities available for sale	197	37
Purchase of Federal Home Loan Bank stock	(772)	(48)
Capital expenditures for office properties and equipment	(137)	(71)

Net cash used in investing activities	(13,644)	(5,421)

Cash flows from financing activities:
Net increase in deposits	6,335	4,080
Advances from the Federal Home Loan Bank	35,200	5,000
Principal repayments on advances from the Federal Home Loan Bank	(17,700)	(5,187)
Common and Preferred dividends paid	(109)	(102)
Purchases of treasury stock	(27)	—
Reissuance of treasury stock	2	2
Change in advance payments by borrowers for taxes and insurance	(393)	(377)

Net cash provided by financing activities	23,308	3,416

Net increase (decrease) in cash and cash equivalents	1,364	(1,623)
Cash and cash equivalents at beginning of period	4,331	5,310

Cash and cash equivalents at end of period	$5,695	$3,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,811	$2,180

Cash paid for income taxes	$—	$223

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

NOTE (1) – Basis of Financial Statement Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Broadway Financial Corporation (the “Company”), the preceding unaudited consolidated financial statements contain all material adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2008 and December 31, 2007, the results of their operations and comprehensive earnings for the three months ended March 31, 2008 and 2007 and their cash flows for the three months ended March 31, 2008 and 2007. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2007 and, accordingly, should be read in conjunction with such audited consolidated financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE (2) – Earnings Per Share

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (1,760,054 and 1,637,438 shares for the three months ended March 31, 2008 and 2007). Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (1,810,966 and 1,774,831 shares for the three months ended March 31, 2008 and 2007).

NOTE (3) – Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and the interim periods within those fiscal years. The impact of adoption of FAS 157 on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the new standard.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2008

commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participant’s employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue is effective for fiscal years beginning after December 15, 2007. The impact of the adoption of this standard on January 1, 2008, did not have a material effect on the Company’s consolidated financial condition or results of operations.

NOTE (4) – Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level	1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level	2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level	3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Dollars in thousands)
Assets:
Securities available for sale	$4,605	—	$4,605

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located in Southern California. At March 31, 2008, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the first quarter of 2008 were $607,000, or $0.32 per diluted share, up $163,000, or 36.71%, when compared with net earnings of $444,000, or $0.23 per diluted share, in the first quarter of 2007. The increase in net earnings was primarily due to increased interest-earning assets and a higher net interest margin.

Net Interest Income

Net interest income before provision for loan losses of $3.3 million in the first quarter of 2008 was up $622,000, or 22.89%, from the first quarter a year ago. The increase was attributable to interest-earning asset growth and net interest rate margin improvement. Interest-earning assets averaged $356.6 million in the current quarter, up $64.3 million, or 22.02%, from the same period a year ago. The annualized yield on average interest-earning assets increased 19 basis points to 6.92% in the current quarter from 6.73% a year ago. The annualized yield on average loans improved 12 basis points to 7.22% in the first quarter of 2008 from 7.10% for the same period in 2007.

The annualized cost of average interest-bearing liabilities increased 16 basis points to 3.32% in the current quarter from 3.16% a year ago. The annualized weighted average cost of FHLB borrowings increased 28 basis points to 4.07% in the first quarter of 2008 from 3.79% for the same period in 2007. The annualized weighted average cost of deposits decreased slightly to 2.88% in the first quarter of 2008 from 2.89% for the same period in 2007.

Annualized net interest rate margin increased 3 basis points to 3.75% in the current quarter from 3.72% a year ago. The annualized net interest rate spread increased 3 basis points to 3.60% in the current quarter from 3.57% a year ago.

Provision for Loan Losses

During the first quarter of 2008, the provision for loan losses amounted to $158,000, compared to $20,000 a year ago. The increase was primarily due to increased loan origination volume.

Non-interest Income

Non-interest income totaled $296,000 in the first quarter of 2008, down $21,000, or 6.62%, from the first quarter a year ago, primarily due to lower loan related fees. The decrease in loan related fees primarily resulted from lower loan referral fee income and loan service fee income. Partially offsetting this decrease was higher retail banking fees as our new branch became operational in February 2008.

Non-interest Expense

Non-interest expense totaled $2.5 million in the first quarter of 2008, up $197,000, or 8.56%, from the first quarter a year ago. The increase in non-interest expense was primarily due to higher occupancy expense and other expense. Occupancy expense increased $73,000, or 28.08%, primarily due to the addition of the new branch. Other expense increased $111,000, or 58.42%, primarily due to increases in donations, sponsorships, promotion and FDIC insurance premiums. Partially offsetting the increases in occupancy expense and other expense was a $42,000, or 28.97%, decrease in professional services expenses, primarily attributable to additional costs incurred in the first quarter of 2007 related to staffing the new wealth management division.

Income Taxes

The Company’s effective income tax rate was 38.00% for the first quarter 2008 compared to 37.73% for the first quarter 2007. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and FHLB Advances

At March 31, 2008, assets totaled $381.0 million, up $24.2 million, or 6.78%, from year-end 2007. During the current quarter, net loans, including loans held for sale, increased $24.1 million, cash and cash equivalents increased $1.4 million and FHLB stock increased $0.8 million, while securities held to maturity decreased $2.3 million.

Loan originations totaled $37.8 million in the current quarter, up $16.2 million, or 75.00%, from $21.6 million a year ago. Loan repayments, including loan sales, amounted to $13.8 million in the first quarter of 2008, down $5.2 million, or 27.37%, from $19.0 million in the first quarter of 2007.

Deposits totaled $235.1 million at March 31, 2008, up $6.3 million, or 2.77%, from year-end 2007. During the current quarter, our core deposits (NOW, demand, money market and passbook accounts) increased $8.9 million while our certificates of deposit decreased $2.6 million. At March 31, 2008, core deposits represented 43.32% of total deposits compared to 40.61% at December 31, 2007.

Since the end of 2007, FHLB advances increased $17.5 million, or 18.13%, to $114.0 million at March 31, 2008 from $96.5 million at December 31, 2007. The Company continued to utilize FHLB advances to fund loans as an alternative to retail deposits.

Allowance for Loan Losses

At March 31, 2008, the allowance for loan losses was $2.2 million, or 0.69% of total gross loans receivable, excluding loans held for sale, compared to $2.1 million, or 0.68% of total gross loans receivable, excluding loans held for sale, at year-end 2007.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2008, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans, at March 31, 2008 were $645,000, or 0.17% of total assets, compared to $34,000, or 0.01% of total assets, at December 31, 2007. During the first quarter of 2008, two loans totaling $611,000 were placed on non-accrual status. The new non-accrual loans included a $601,000 loan secured by a 10-unit residential property located in Los Angeles, California and a $10,000 commercial line of credit. No significant losses are anticipated on these new non-accrual loans. At March 31, 2008 and December 31, 2007, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

For the quarter ended March 31, 2008, the Company’s annualized return on average equity was 10.89%, compared to 8.66% for fourth quarter 2007 and 8.78% for first quarter 2007. The annualized return on average assets for first quarter 2008 was 0.66%, compared to 0.55% for fourth quarter 2007 and 0.59% for first quarter 2007. The efficiency ratio for first quarter 2008 was 68.72%, compared to 77.26% for fourth quarter 2007 and 75.84% for first quarter 2007. The improvement in our returns on average equity and average assets as well as our efficiency ratio was primarily due to higher net earnings in the first quarter of 2008 as a result of the strong growth in our interest earning assets which translated to higher net interest income.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002 and in 2006, the junior subordinated debentures issued during the first quarter of 2004 and the sale to Cathay General Bancorp of 70,000 shares of common stock during the second quarter of 2004 and 145,000 shares of common stock during the second quarter of 2006. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

Since December 31, 2007, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, including the Company’s audited consolidated financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2008, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). However, the Bank’s Total Risk-Based Capital ratio fell short of management’s goal to keep the ratio above 11.00%. In April 2008, the Company invested an additional $1.5 million into the Bank, increasing the Bank’s Total Risk-Based Capital ratio.

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2008
Tangible ratio	1.50%	N/A	7.03%
Core Capital ratio	4.00%	5.00%	7.03%
Tier 1 Risk-based ratio	4.00%	6.00%	9.46%
Total Risk-based ratio	8.00%	10.00%	10.23%

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect those controls subsequent to March 31, 2008.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 – CEO Certification pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer Broadway Financial Corporation

Date: May 15, 2008	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer Broadway Financial Corporation