Form 10-Q
period 2008-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2008-08-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission file number 000-27464

BROADWAY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4800 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,754,919 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of July 31, 2008.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except per share amounts)
Assets
Cash	$6,310	$4,331
Federal funds sold	800	—

Cash and cash equivalents	7,110	4,331
Securities available for sale, at fair value	4,319	4,763
Securities held to maturity (fair value of $25,560 at June 30, 2008 and $29,152 at December 31, 2007)	25,458	29,184
Loans receivable held for sale, at lower of cost or fair value	12,300	3,554
Loans receivable, net of allowance of $2,365 and $2,051	325,129	300,024
Accrued interest receivable	2,081	1,867
Federal Home Loan Bank (FHLB) stock, at cost	5,428	4,536
Office properties and equipment, net	5,629	5,678
Bank owned life insurance	2,275	2,227
Other assets	828	643

Total assets	$390,557	$356,807

Liabilities and stockholders’ equity
Deposits	$254,106	$228,727
Federal Home Loan Bank advances	100,700	96,500
Junior subordinated debentures	6,000	6,000
Other borrowings	2,500	—
Advance payments by borrowers for taxes and insurance	443	512
Deferred income taxes	912	926
Other liabilities	2,845	2,093

Total liabilities	367,506	334,758

Stockholders’ Equity:
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2008 and December 31, 2007; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2008 and December 31, 2007	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at June 30, 2008 and December 31, 2007; outstanding 1,755,219 shares at June 30, 2008 and 1,761,778 shares at December 31, 2007	20	20
Additional paid-in capital	12,221	12,212
Accumulated other comprehensive income (loss), net of taxes of ($10) and $3	(16)	6
Retained earnings-substantially restricted	14,215	13,152
Treasury stock-at cost, 258,723 shares at June 30, 2008 and 252,164 shares at December 31, 2007	(3,391)	(3,343)

Total stockholders’ equity	23,051	22,049

Total liabilities and stockholders’ equity	$390,557	$356,807

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$5,802	$4,570	$11,486	$8,975
Interest on mortgage-backed securities	353	416	722	817
Interest on investment securities	13	25	29	50
Other interest income	105	78	205	162

Total interest income	6,273	5,089	12,442	10,004

Interest on deposits	1,627	1,730	3,294	3,338
Interest on borrowings	1,114	647	2,277	1,237

Total interest expense	2,741	2,377	5,571	4,575

Net interest income before provision for loan losses	3,532	2,712	6,871	5,429
Provision for loan losses	159	164	317	184

Net interest income after provision for loan losses	3,373	2,548	6,554	5,245

Non-interest income:
Service charges	309	284	558	559
Net gains on mortgage banking activities	21	9	35	15
Net loss on sale of securities	—	(1)	—	(1)
Other	36	31	69	67

Total non-interest income	366	323	662	640

Non-interest expense:
Compensation and benefits	1,511	1,391	2,958	2,819
Occupancy expense, net	343	276	676	536
Information services	176	173	348	334
Professional services	136	171	239	316
Office services and supplies	150	137	292	254
Other	292	352	593	542

Total non-interest expense	2,608	2,500	5,106	4,801

Earnings before income taxes	1,131	371	2,110	1,084
Income taxes	435	129	807	398

Net earnings	$696	$242	$1,303	$686

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	$(74)	$(108)	$(35)	$(115)
Income tax effect	29	43	13	46

Other comprehensive loss, net of tax	(45)	(65)	(22)	(69)

Comprehensive earnings	$651	$177	$1,281	$617

Net earnings	$696	$242	$1,303	$686
Dividends paid on preferred stock	(44)	(32)	(64)	(64)

Earnings available to common shareholders	$652	$210	$1,239	$622

Earnings per share-basic	$0.37	$0.13	$0.70	$0.38

Earnings per share-diluted	$0.36	$0.12	$0.69	$0.35

Dividends declared per share-common stock	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,303	$686
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	201	155
Net amortization of premiums and discounts on loans purchased	(4)	18
Net amortization of deferred loan origination costs (fees)	(42)	42
Net amortization of premiums on mortgage-backed securities	17	34
Stock-based compensation expense	10	59
Net gains on mortgage banking activities	(35)	(15)
Net loss on sale of securities	—	1
Net increase in cash surrender value of bank owned life insurance	(48)	(49)
FHLB stock dividends	(120)	(68)
Provision for loan losses	317	184
Loans receivable originated for sale	(16,872)	(5,500)
Proceeds from sale of loans receivable held for sale	8,161	3,015
Changes in operating assets and liabilities:
Accrued interest receivable	(214)	(130)
Other assets	(185)	295
Other liabilities	752	(137)

Net cash used in operating activities	(6,759)	(1,410)

Cash flows from investing activities:
Net change in loans receivable	(25,376)	(14,055)
Purchases of mortgage-backed securities available for sale	—	(5,161)
Proceeds from call/maturity of investment securities held-to-maturity	1,000	—
Proceeds from sale of mortgage-backed securities held-to-maturity	—	344
Principal repayments on mortgage-backed securities held-to-maturity	2,708	3,445
Principal repayments on mortgage-backed securities available for sale	410	194
Purchase of Federal Home Loan Bank stock	(772)	(215)
Capital expenditures for office properties and equipment	(152)	(197)

Net cash used in investing activities	(22,182)	(15,645)

Cash flows from financing activities:
Net increase in deposits	25,379	7,580
Advances from the Federal Home Loan Bank	35,200	17,600
Principal repayments on advances from the Federal Home Loan Bank	(31,000)	(8,985)
Net increase in other borrowings	2,500	—
Common and Preferred dividends paid	(240)	(230)
Purchases of treasury stock	(58)	—
Reissuance of treasury stock	8	19
Stock options exercised, net of tax benefits	—	436
Change in advance payments by borrowers for taxes and insurance	(69)	(97)

Net cash provided by financing activities	31,720	16,323

Net increase (decrease) in cash and cash equivalents	2,779	(732)
Cash and cash equivalents at beginning of period	4,331	5,310

Cash and cash equivalents at end of period	$7,110	$4,578

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,449	$4,504

Cash paid for income taxes	$422	$798

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

NOTE (1) – Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include Broadway Financial Corporation (the “Company”) and its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). Also included in the unaudited consolidated financial statements is Broadway Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2007 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE (2) – Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivative and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE (3) – Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, increased for the dilutive effect of Common Stock equivalents.

The following table shows how we computed basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share)
Basic
Net earnings	$696	$242	$1,303	$686
Less: Preferred stock dividends	(44)	(32)	(64)	(64)

Earnings available to common shareholders	$652	$210	$1,239	$622

Weighted average common shares outstanding	1,757,523	1,654,028	1,758,789	1,645,779

Basic earnings per common share	$0.37	$0.13	$0.70	$0.38

Diluted
Net earnings	$696	$242	$1,303	$686
Less: Preferred stock dividends	(44)	(32)	(64)	(64)

Earnings available to common shareholders	$652	$210	$1,239	$622

Weighted average common shares outstanding	1,757,523	1,654,028	1,758,789	1,645,779
Add: dilutive effects of assumed exercises of stock options	48,440	133,077	49,704	135,663

Average shares and dilutive potential common shares	1,805,963	1,787,105	1,808,493	1,781,442

Diluted earnings per common share	$0.36	$0.12	$0.69	$0.35

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2008

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Dollars in thousands)
Assets:
Securities available for sale	$4,319	—	$4,319

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations regarding the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding strategic objectives. These forward-looking statements are based upon current management expectations, and involve risks and uncertainties. Actual results or performance may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the real estate market, competitive conditions in the business and geographic areas in which the Company conducts its business, regulatory actions or changes and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-Q or Form 10-QSB.

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located primarily in Southern California. At June 30, 2008, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the second quarter of 2008 were $696,000, or $0.36 per diluted share, up $454,000, or 187.60%, when compared with net earnings of $242,000, or $0.12 per diluted share, in the second quarter of 2007. The increase in net earnings was primarily due to increased interest-earning assets and a higher net interest margin.

For the six months ended June 30, 2008, net earnings totaled $1.3 million, or $0.69 per diluted share, up $0.6 million, or 89.94%, when compared with net earnings of $0.7 million, or $0.35 per diluted share, for the same period in 2007.

Net Interest Income

Net interest income before provision for loan losses of $3.5 million in the second quarter of 2008 was up $820,000, or 30.24%, from the second quarter a year ago. The increase was attributable to continued growth in our interest-earning assets and improvement in our net interest rate margin. Interest-earning assets averaged $371.4 million in the current quarter, up $73.7 million, or 24.74%, from the same period a year ago. Our net interest margin improved 16 basis points to 3.80% in the current quarter from 3.64% for the same period a year ago. Our net interest rate spread improved 19 basis points to 3.68% in the current quarter from 3.49% for the same period a year ago. The 19 basis point improvement in our net interest rate spread was attributable to the larger decline in the annualized cost of our average interest-bearing liabilities, compared to the decline in the annualized yield on our average interest-earning assets.

The annualized yield on our average interest-earning assets decreased 8 basis points to 6.76% in the current quarter from 6.84% for the same period a year ago. The decrease was the result of lower annualized yield on our average loans which decreased 18 basis points to 7.03% for the second quarter of 2008 from 7.21% for the same period in 2007.

The annualized cost of our average interest-bearing liabilities decreased 27 basis points to 3.08% in the current quarter from 3.35% for the same period a year ago. The annualized weighted average cost of deposits decreased 41 basis points to 2.66% in the second quarter of 2008 from 3.07% for the same period in 2007. The annualized weighted average cost of FHLB borrowings decreased 11 basis points to 3.92% in the second quarter of 2008 from 4.03% for the same period in 2007. The decrease in the cost of our average interest-bearing liabilities was the result of lower short-term interest rates and maturities of higher costing time deposits and FHLB borrowings.

For the six months ended June 30, 2008, net interest income before provision for loan losses totaled $6.9 million, up $1.4 million, or 26.56%, from a year ago, as a result of increased average interest-earning assets and higher net interest margin.

Provision for Loan Losses

The provision for loan losses was reduced slightly to $159,000 for second quarter 2008 compared to $164,000 for second quarter 2007.

For the six months ended June 30, 2008, the provision for loan losses totaled $317,000 compared to $184,000 of provision in the year-ago period. The increase in loan loss provision was primarily due to higher loan originations.

Non-interest Income

Non-interest income totaled $366,000 in the second quarter of 2008, up $43,000, or 13.31%, from the second quarter a year ago, primarily due to higher loan related fees and higher net gains on mortgage banking activities. The growth in loan related fees primarily resulted from increased payments of late charges.

For the six months ended June 30, 2008, non-interest income totaled $662,000, up $22,000, or 3.44%, from a year ago. The increase primarily reflected higher net gains on mortgage banking activities.

Non-interest Expense

Non-interest expense totaled $2.6 million in the second quarter of 2008, up $108,000, or 4.32%, from the second quarter a year ago. The increase in non-interest expense was primarily due to higher compensation and benefits expense and occupancy expense. Compensation and benefits expense increased $120,000, or 8.63%, primarily due to higher bonus expense. Bonus expense for the second quarter of 2008 increased $95,000 as a result of improved profitability in 2008. Also contributing to the increase in compensation and benefits expense for the second quarter of 2008 was higher temporary personnel expense and increased health insurance costs. Occupancy expense increased $67,000, or 24.28%, primarily due to the addition of a new branch. Partially offsetting the increases in compensation and benefits expense and occupancy expense was a $60,000, or 17.05%, decrease in other expense, as the year-ago quarter included a $125,000 expense to settle a personnel matter. Professional services expense also decreased $35,000, or 20.47%, primarily due to lower consulting fees related to Sarbanes Oxley compliance and lower legal expenses.

For the six months ended June 30, 2008, non-interest expense totaled $5.1 million, up $0.3 million, or 6.35%, from a year ago, primarily reflecting higher compensation and benefits expense, occupancy expense and other expense which was partially offset by lower professional services expense. Compensation and benefits expense increased primarily due to higher bonus expense. Occupancy expense primarily increased due to the addition of a new branch. Other expense increased primarily due to increases in donations, sponsorships, promotion and FDIC insurance premiums. Professional services expense decreased primarily due to lower consulting fees related to Sarbanes Oxley compliance and lower legal expenses.

Income Taxes

The Company’s effective income tax rate was 38.46% for second quarter 2008 compared to 34.77% for second quarter 2007. The effective tax rate for the six months ended June 30, 2008 was 38.25% compared to 36.72% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and Borrowings

At June 30, 2008, assets totaled $390.6 million, up $33.8 million, or 9.46%, from year-end 2007. During the first half of 2008, net loans, including loans held for sale, increased $33.9 million, cash and cash equivalents increased $2.8 million and FHLB stock increased $0.9 million, while securities held to maturity decreased $3.7 million.

Loan originations, including purchases, for the six months ended June 30, 2008 totaled $68.4 million, up $14.9 million, or 27.85%, from $53.5 million a year ago. Loan repayments, including loan sales, amounted to $34.8 million for the six months ended June 30, 2008, down $2.0 million, or 5.43%, from $36.8 million for the same period a year ago.

Deposits totaled $254.1 million at June 30, 2008, up $25.4 million, or 11.10%, from year-end 2007. During the first half of 2008, our core deposits (NOW, demand, money market and passbook accounts) increased $10.1 million and our certificates of deposit increased $15.3 million. The growth in our deposits was the result of new product offerings such as our Online Anniversary account, Flex Money Market account and Flex CD account. Additionally, a substantial portion of the increase in certificates of deposit was from brokered deposits. At June 30, 2008, core deposits represented 40.50% of total deposits compared to 40.61% at December 31, 2007, and brokered deposits represented 19.92% of total deposits compared to 15.32% at December 31, 2007.

Since the end of 2007, FHLB borrowings increased $4.2 million, or 4.35%, to $100.7 million at June 30, 2008 from $96.5 million at December 31, 2007. The Company continued to utilize FHLB advances to fund loans as an additional alternative to retail deposits. During the second quarter of 2008, the Company borrowed $2.5 million from its line of credit with First Federal Bank, which the Company invested into the Bank.

Allowance for Loan Losses

At June 30, 2008, the allowance for loan losses was $2.4 million, or 0.72% of total gross loans receivable, excluding loans held for sale, compared to $2.1 million, or 0.68% of total gross loans receivable, excluding loans held for sale, at year-end 2007.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2008, but there can be no assurance that actual losses will not exceed the estimated amounts. The Bank is experiencing increased delinquencies which may necessitate the provision of additional loan loss reserves. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at June 30, 2008 were $1.5 million, or 0.38% of total assets, compared to $34,000, or 0.01% of total assets, at December 31, 2007. During the first half of 2008, three loans totaling $1.5 million were placed on non-accrual status. The new non-accrual loans included a $1.3 million loan secured by a church property located in Rancho Cucamonga, California and two unsecured lines of credit totaling $110,000. No significant losses are anticipated on these new non-accrual loans. At June 30, 2008 and December 31, 2007, the Bank had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

The annualized return on average equity for second quarter 2008 was 12.18%, compared to 8.66% for fourth quarter 2007 and 4.69% for second quarter 2007. The annualized return on average assets for second quarter 2008 was 0.73%, compared to 0.55% for fourth quarter 2007 and 0.31% for second quarter 2007. The efficiency ratio for second quarter 2008 was 66.91%, compared to 77.26% for fourth quarter 2007 and 82.37% for second quarter 2007. The improvement in our returns on average equity and average assets as well as our efficiency ratio was primarily due to higher net earnings in the second quarter of 2008 primarily as a result of the strong growth in our interest earning assets and improvement in our net interest rate margin which translated to higher net interest income.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002 and in 2006, the junior subordinated debentures issued during the first quarter of 2004, the sale to Cathay General Bancorp of 70,000 shares of common stock during the second quarter of 2004 and 145,000 shares of common stock during the second quarter of 2006 and $2.5 million line of credit advances from First Federal Bank during the second quarter of 2008. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, Federal Home Loan Bank advances, other borrowings, and to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2008, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2008
Tangible ratio	1.50%	N/A	7.71%
Core Capital ratio	4.00%	5.00%	7.71%
Tier 1 Risk-based ratio	4.00%	6.00%	10.35%
Total Risk-based ratio	8.00%	10.00%	11.11%

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that could significantly affect those controls subsequent to June 30, 2008.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 25, 2008 for the following purposes:

(a) To elect three directors to serve until the Annual Meeting to be held in the year 2011 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Mr. A. Odell Maddox, Mr. Daniel A. Medina, and Mr. Virgil Roberts to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. A. Odell Maddox
For	1,659,972
Against	0
Abstain	79,234

Mr. Daniel Medina
For	1,658,716
Against	0
Abstain	80,490

Mr. Virgil Roberts
For	1,660,012
Against	0
Abstain	79,194

(b) To ratify the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors for 2008.

At the meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLP as the Company’s independent auditors for 2008 based upon 1,718,661 shares voting “for”, 19,233 shares voting “against” and 1,312 shares abstaining.

(c) To approve the Broadway Financial Corporation 2008 Long-Term Incentive Plan.

At the meeting, the stockholders approved the Broadway Financial Corporation 2008 Long-Term Incentive Plan based upon 1,057,307 shares voting “for”, 127,964 shares voting “against” and 7,772 shares abstaining.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: August 14, 2008	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer