Form 10-Q/A
period 2008-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2008-08-18
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART II. OTHER INFORMATION

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

(c) To approve the Broadway Financial Corporation 2008 Long-Term Incentive Plan.

At the meeting, the stockholders approved the Broadway Financial Corporation 2008 Long-Term Incentive Plan based upon 1,057,307 shares voting “for”, 127,964 shares voting “against”, 7,772 shares abstaining and broker non-votes of 546,143.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2008	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: August 18, 2008	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer