Form 10-Q
period 2008-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2008-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,749,419 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2008.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except per share amounts)
Assets
Cash	$5,780	$4,331
Federal funds sold	2,500	—

Cash and cash equivalents	8,280	4,331
Securities available for sale, at fair value	4,246	4,763
Securities held to maturity (fair value of $24,429 at September 30, 2008 and $29,152 at December 31, 2007)	24,329	29,184
Loans receivable held for sale, at lower of cost or fair value	25,384	3,554
Loans receivable, net of allowance of $3,045 and $2,051	325,121	300,024
Accrued interest receivable	2,219	1,867
Federal Home Loan Bank (FHLB) stock, at cost	5,511	4,536
Office properties and equipment, net	5,562	5,678
Bank owned life insurance	2,299	2,227
Other assets	1,089	643

Total assets	$404,040	$356,807

Liabilities and stockholders’ equity
Deposits	$294,960	$228,727
Federal Home Loan Bank advances	72,000	96,500
Junior subordinated debentures	6,000	6,000
Other borrowings	2,500	—
Advance payments by borrowers for taxes and insurance	809	512
Deferred income taxes	921	926
Other liabilities	3,263	2,093

Total liabilities	380,453	334,758

Stockholders’ Equity:
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2008 and December 31, 2007; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at September 30, 2008 and December 31, 2007	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at September 30, 2008 and December 31, 2007; outstanding 1,754,719 shares at September 30, 2008 and 1,761,778 shares at December 31, 2007	20	20
Additional paid-in capital	12,226	12,212
Accumulated other comprehensive income (loss), net of taxes of ($2) and $3	(2)	6
Retained earnings-substantially restricted	14,736	13,152
Treasury stock-at cost, 259,223 shares at September 30, 2008 and 252,164 shares at December 31, 2007	(3,395)	(3,343)

Total stockholders’ equity	23,587	22,049

Total liabilities and stockholders’ equity	$404,040	$356,807

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,050	$4,934	$17,536	$13,909
Interest on mortgage-backed securities	335	398	1,057	1,215
Interest on investment securities	13	25	42	75
Other interest income	111	86	316	248

Total interest income	6,509	5,443	18,951	15,447

Interest on deposits	1,910	1,836	5,204	5,174
Interest on borrowings	916	847	3,193	2,084

Total interest expense	2,826	2,683	8,397	7,258

Net interest income before provision for loan losses	3,683	2,760	10,554	8,189
Provision for loan losses	630	10	947	194

Net interest income after provision for loan losses	3,053	2,750	9,607	7,995

Non-interest income:
Service charges	329	289	887	848
Net gains on mortgage banking activities	222	9	257	24
Net loss on sale of securities	—	—	—	(1)
Other	34	37	103	104

Total non-interest income	585	335	1,247	975

Non-interest expense:
Compensation and benefits	1,450	1,647	4,408	4,466
Occupancy expense, net	355	291	1,031	827
Information services	181	170	529	504
Professional services	157	159	396	475
Office services and supplies	144	117	436	371
Other	337	243	930	785

Total non-interest expense	2,624	2,627	7,730	7,428

Earnings before income taxes	1,014	458	3,124	1,542
Income taxes	385	165	1,192	563

Net earnings	$629	$293	$1,932	$979

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$22	$46	$(13)	$(69)
Income tax effect	(8)	(18)	5	28

Other comprehensive income (loss), net of tax	14	28	(8)	(41)

Comprehensive earnings	$643	$321	$1,924	$938

Net earnings	$629	$293	$1,932	$979
Dividends paid on preferred stock	(19)	(19)	(83)	(83)

Earnings available to common shareholders	$610	$274	$1,849	$896

Earnings per share-basic	$0.35	$0.16	$1.05	$0.54

Earnings per share-diluted	$0.34	$0.15	$1.02	$0.50

Dividends declared per share-common stock	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,932	$979
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	304	205
Net amortization of premiums and discounts on loans purchased	(6)	1
Net amortization of deferred loan origination costs (fees)	(73)	49
Net amortization of premiums on mortgage-backed securities	23	48
Stock-based compensation expense	16	65
Net gains on mortgage banking activities	(257)	(24)
Net loss on sale of securities	—	1
Net increase in cash surrender value of bank owned life insurance	(72)	(74)
FHLB stock dividends	(203)	(108)
Provision for loan losses	947	194
Loans receivable originated for sale	(17,431)	(7,489)
Proceeds from sale of loans receivable held for sale	18,034	4,778
Changes in operating assets and liabilities:
Accrued interest receivable	(352)	(296)
Other assets	(446)	90
Other liabilities	1,170	639

Net cash provided by (used in) operating activities	3,586	(942)

Cash flows from investing activities:
Net change in loans receivable	(48,141)	(25,498)
Purchases of mortgage-backed securities available for sale	—	(5,161)
Proceeds from call/maturity of investment securities held-to-maturity	1,000	—
Proceeds from sale of mortgage-backed securities held-to-maturity	—	344
Principal repayments on mortgage-backed securities held-to-maturity	3,830	4,677
Principal repayments on mortgage-backed securities available for sale	506	320
Purchase of Federal Home Loan Bank stock	(772)	(777)
Capital expenditures for office properties and equipment	(188)	(292)

Net cash used in investing activities	(43,765)	(26,387)

Cash flows from financing activities:
Net increase in deposits	66,233	7,892
Advances from the Federal Home Loan Bank	35,200	35,800
Principal repayments on advances from the Federal Home Loan Bank	(59,700)	(13,985)
Net increase in other borrowings	2,500	—
Common and Preferred dividends paid	(348)	(338)
Purchases of treasury stock	(62)	—
Reissuance of treasury stock	8	24
Stock options exercised, net of tax benefits	—	943
Change in advance payments by borrowers for taxes and insurance	297	246

Net cash provided by financing activities	44,128	30,582

Net increase in cash and cash equivalents	3,949	3,253
Cash and cash equivalents at beginning of period	4,331	5,310

Cash and cash equivalents at end of period	$8,280	$8,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,285	$7,032

Cash paid for income taxes	$642	$918

Supplemental disclosure of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable, net to loans receivable held for sale	$22,176	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2007 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On October 10, 2008 the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales; the use of 3rd party pricing information, the use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to September 30, 2008 interim and annual financial statements. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2008

The following table shows how we computed basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share)
Basic
Net earnings	$629	$293	$1,932	$979
Less: Preferred stock dividends	(19)	(19)	(83)	(83)

Earnings available to common shareholders	$610	$274	$1,849	$896

Weighted average common shares outstanding	1,754,967	1,710,622	1,757,505	1,667,631

Basic earnings per common share	$0.35	$0.16	$1.05	$0.54

Diluted
Net earnings	$629	$293	$1,932	$979
Less: Preferred stock dividends	(19)	(19)	(83)	(83)

Earnings available to common shareholders	$610	$274	$1,849	$896

Weighted average common shares outstanding	1,754,967	1,710,622	1,757,505	1,667,631
Add: dilutive effects of assumed exercises of stock options	50,161	100,594	50,511	123,971

Average shares and dilutive potential common shares	1,805,128	1,811,216	1,808,016	1,791,602

Diluted earnings per common share	$0.34	$0.15	$1.02	$0.50

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2008

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Dollars in thousands)
Assets:
Securities available for sale	$4,246	—	$4,246

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located primarily in Southern California. At September 30, 2008, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Recent Developments

In response to the unprecedented challenges currently affecting the banking system, the Federal government has recently announced several programs designed to address a variety of issues facing the financial sector.

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the United States Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter. The CPP also requires that the Treasury receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company submitted an application for participation in the CPP in the amount of $9.0 million. The application was approved and the Company’s sale of $9 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D, and a warrant to purchase 183,175 shares of the Company’s common stock at $7.37 per share was completed on November 14, 2008 on the CPP’s standard terms. This would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to $1.35 million or 15 percent of the senior preferred investments.

FDIC Insurance Coverage/Assessments

On October 14, 2008, the Federal Deposit Insurance Corporation (FDIC) announced the creation of the Temporary Liquidity Guarantee Program (TLGP) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions were automatically enrolled in the program for the first 30 days (later extended until December 5, 2008) at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. The Company has decided to participate in the TLGP.

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Results of Operations

Net Earnings

Net earnings for the third quarter of 2008 were $629,000, or $0.34 per diluted share, up $336,000, or 114.68%, when compared with net earnings of $293,000, or $0.15 per diluted share, in the third quarter of 2007. The increase in net earnings was primarily due to increased interest-earning assets and a higher net interest margin.

For the nine months ended September 30, 2008, net earnings totaled $1.9 million, or $1.02 per diluted share, up $953,000, or 97.34%, when compared with net earnings of $979,000, or $0.50 per diluted share, for the same period in 2007.

Net Interest Income

Net interest income before provision for loan losses of $3.7 million in the third quarter of 2008 was up $923,000, or 33.44%, from the third quarter a year ago. The increase was attributable to continued growth in our interest-earning assets and improvement in our net interest rate margin. Interest-earning assets averaged $388.5 million in the third quarter of 2008, up $76.0 million, or 24.32%, from the same period a year ago. Our net interest margin improved 26 basis points to 3.79% in the third quarter of 2008 from 3.53% for the same period a year ago. Our net interest rate spread improved 29 basis points to 3.66% in the third quarter of 2008 from 3.37% for the same period a year ago. The 29 basis point improvement in our net interest rate spread was attributable to the larger decline in the annualized cost of our average interest-bearing liabilities, compared to the decline in the annualized yield on our average interest-earning assets.

The annualized yield on our average interest-earning assets decreased 27 basis points to 6.70% in the third quarter of 2008 from 6.97% for the same period a year ago. The decrease was primarily the result of a lower annualized yield on our average loans which decreased 38 basis points to 6.95% for the third quarter of 2008 from 7.33% for the same period in 2007. The decrease in the annualized yield on our average loans was the result of lower market interest rates and to a lesser extent, an increase in non-accrual loans.

The annualized cost of our average interest-bearing liabilities decreased 56 basis points to 3.04% in the third quarter of 2008 from 3.60% for the same period a year ago. The annualized weighted average cost of deposits decreased 54 basis points to 2.70% in the third quarter of 2008 from 3.24% for the same period in 2007. The annualized weighted average cost of FHLB borrowings decreased 45 basis points to 3.98% in the third quarter of 2008 from 4.43% for the same period in 2007. The decrease in the cost of our average interest-bearing liabilities was the result of lower short-term interest rates and maturities of higher costing time deposits and FHLB borrowings.

For the nine months ended September 30, 2008, net interest income before provision for loan losses totaled $10.6 million, up $2.4 million, or 28.88%, from a year ago, primarily as a result of increased average interest-earning assets and a higher net interest margin.

Provision for Loan Losses

During the third quarter of 2008, the provision for loan losses amounted to $630,000, compared to $10,000 for the same period a year ago. The increase was primarily due to an increase in the amount of delinquent and non-accrual loans as the continued weakening and uncertainty relative to the housing market and the economy negatively impacted our borrowers and the value of their loan collateral.

For the nine months ended September 30, 2008, the provision for loan losses totaled $947,000 compared to $194,000 of provision in the year-ago period. The increase in loan loss provision was primarily due to higher loan originations and increased delinquencies.

Non-interest Income

Non-interest income totaled $585,000 in the third quarter of 2008, up $250,000, or 74.63%, from the third quarter a year ago, primarily due to higher net gains on mortgage banking activities and service charges for loan related fees and retail banking fees. The increase in net gains on mortgage banking activities resulted primarily from higher valuation of our mortgage servicing rights asset. The growth in loan related fees primarily resulted from increased payment of late charges. Retail banking fees increased with the increase in deposits as a result of the addition of a new branch this year.

For the nine months ended September 30, 2008, non-interest income totaled $1.2 million, up $272,000, or 27.90%, from a year ago. The increase primarily reflected higher net gains on mortgage banking activities and retail banking fees.

Non-interest Expense

Non-interest expense totaled $2.6 million in the third quarter of 2008, down $3,000, or 0.11%, from the third quarter a year ago. The decrease in non-interest expense was primarily due to lower compensation and benefits expense which was offset by increases in other expense, information services expense, occupancy expense, and office services and supplies expense. Compensation and benefits expense decreased $197,000, or 11.96%, as the year-ago quarter included a severance payment for $185,000. Offsetting this decrease was a $94,000, or 38.68%, increase in other expense primarily due to increases in donations, sponsorships, promotion and FDIC insurance premiums. Information services expense increased $11,000, or 6.47%, for third quarter 2008 as compared to the same period of the prior year, primarily reflecting an increase in deposit accounts as the result of opening a new branch. Occupancy expense and office services and supplies expense increased a total of $91,000, or 22.30%, primarily due to the addition of a new branch this year.

For the nine months ended September 30, 2008, non-interest expense totaled $7.7 million, up $302,000, or 4.07%, from a year ago, primarily reflecting higher occupancy expense and other expense Occupancy expense increased due to the addition of a new branch. Other expense increased due to increases in donations, sponsorships, promotion and FDIC insurance premiums.

Income Taxes

The Company’s effective income tax rate was 37.97% for third quarter 2008 compared to 36.03% for third quarter 2007. The effective income tax rate for the nine months ended September 30, 2008 was 38.16% compared to 36.51% for the same period in the prior year. Income taxes are computed by applying the statutory federal income tax rate of 34.00% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and Borrowings

At September 30, 2008, assets totaled $404.0 million, up $47.2 million, or 13.24%, from year-end 2007. During the first nine months of 2008, net loans, including loans held for sale, increased $46.9 million, or 15.46%, cash and cash equivalents increased $3.9 million and FHLB stock increased $1.0 million, while securities available for sale and held to maturity decreased $5.4 million.

Loan originations, including purchases, for the nine months ended September 30, 2008 totaled $103.8 million, up $23.6 million, or 29.43%, from $80.2 million a year ago. Loan repayments, including loan sales, amounted to $56.5 million for the nine months ended September 30, 2008, up $4.9 million, or 9.50%, from $51.6 million for the same period a year ago.

Deposits totaled $295.0 million at September 30, 2008, up $66.2 million, or 28.96%, from year-end 2007. During the first nine months of 2008, our core deposits (NOW, demand, money market and passbook accounts) increased $13.9 million while our certificates of deposit decreased $4.1 million.

Additionally, brokered deposits grew $56.5 million during 2008, $21.8 million of which came from Certificate of Deposit Account Registry Service (CDARS). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships.

At September 30, 2008, core deposits represented 36.19% of total deposits compared to 40.61% at December 31, 2007, and brokered deposits represented 31.03% of total deposits compared to 15.32% at December 31, 2007.

Since the end of 2007, FHLB borrowings decreased $24.5 million, or 25.39%, to $72.0 million at September 30, 2008 from $96.5 million at December 31, 2007. The Company was able to decrease FHLB borrowings as a result of the significant increase in deposits discussed above. During the second quarter of 2008, the Company borrowed $2.5 million from its line of credit with First Federal Bank, which the Company invested into the Bank.

Allowance for Loan Losses

At September 30, 2008, the allowance for loan losses was $3.0 million, or 0.93% of total gross loans receivable, excluding loans held for sale, compared to $2.1 million, or 0.68% of total gross loans receivable, excluding loans held for sale, at year-end 2007.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2008, but there can be no assurance that actual losses will not exceed the estimated amounts. The Bank is experiencing increased delinquencies which may necessitate the provision of additional loan loss reserves. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examination.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at September 30, 2008 were $3.4 million, or 0.85% of total assets, compared to $34,000, or 0.01% of total assets, at December 31, 2007. During the first nine months of 2008, seven loans totaling $3.4 million were placed on non-accrual status. The non-accrual loans included a $1.3 million loan secured by a church property and a $0.8 million loan secured by a single-family unit, both located in Rancho Cucamonga, California. Also included in non-accrual loans were a $0.8 million loan secured by a church property located in Phoenix, Arizona, a $0.2 million loan secured by a multi-family property located in Cleveland, Ohio, a $0.1 million loan secured by a commercial property located in Los Angeles, California and two unsecured lines of credit totaling $110,000. At September 30, 2008, the allowance for loan losses included allocations of $568,000 for non-accrual loans, compared to $34,000 at December 31, 2007. At September 30, 2008 and December 31, 2007, the Company had no loans in foreclosure or REO (real estate owned) properties.

Performance Ratios

The annualized return on average equity for third quarter 2008 was 10.78%, compared to 8.66% for fourth quarter 2007 and 5.52% for third quarter 2007. The annualized return on average assets for third quarter 2008 was 0.63%, compared to 0.55% for fourth quarter 2007 and 0.36% for third quarter 2007. The efficiency ratio for third quarter 2008 was 61.48%, compared to 77.26% for fourth quarter 2007 and 84.88% for third quarter 2007. The improvement in our returns on average equity and average assets as well as our efficiency ratio were primarily due to higher net earnings in the third quarter of 2008 primarily as a result of the strong growth in our interest earning assets and improvement in our net interest rate margin which translated to higher net interest income.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the preferred stock issued in 2002 and in 2006, the junior subordinated debentures issued during the first quarter of 2004, the sale to Cathay General Bancorp of 70,000 shares of common stock during the second quarter of 2004 and 145,000 shares of common stock during the second quarter of 2006 and $2.5 million in line of credit advances from First Federal Bank during the second quarter of 2008. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2008, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2008
Tangible ratio	1.50%	N/A	7.65%
Core Capital ratio	4.00%	5.00%	7.65%
Tier 1 Risk-based ratio	4.00%	6.00%	10.19%
Total Risk-based ratio	8.00%	10.00%	11.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to September 30, 2008.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is the defendant in Daniel D. Holliday, III v. Broadway Federal Bank (Case No. BC 398403), filed September 18, 2008 in Los Angeles Superior Court. The plaintiff in this lawsuit alleges that, acting in his capacity as an escrow agent, he established a deposit account at the Bank in which he deposited approximately $4.3 million of funds received from purchasers of real estate units in a planned community real estate development. He further alleges that he was the only person authorized to take any action with respect to the funds in the account, including pledging the funds as security or withdrawing funds from the account. He also alleges that while the agreements between the purchasers and the developer of the planned community allowed the funds in the account to be pledged as collateral for loans, the agreements also provided that the purchasers’ rights were to be superior to that of any lender, and that the Bank knew this at the time it loaned a portion of the deposited funds to the developer. The complaint seeks release of the pledged funds plus sums being held by the Bank as loan and interest reserves, totaling $2,586,684, together with accrued interest, punitive damages and attorney’s fees.

The litigation is at an early stage and Bank is evaluating the plaintiff’s allegations, but believes that the funds on deposit were validly pledged as security for the subject loan, that it has a valid and superior lien on those funds under the terms of the promissory note signed in connection with the loan and that the lien was authorized and ratified by the plaintiff. The Bank further believes its personnel did not have knowledge of the claimed superior rights of the lot purchasers at the time the loan was made.

Item 1A.	RISK FACTORS

As of September 30, 2008, there were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Date: November 14, 2008	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: November 14, 2008	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer