Form 10-K
period 2008-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2009-03-31
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California 90010

(Address of principal executive offices) (Zip Code)

(323) 634-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(including attached preferred stock purchase rights)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,825,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 23, 2009, 1,742,765 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference in Part III, Items 10 through 14 of this report.

i

Forward-Looking Statements

Certain statements herein, including without limitation, matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates, or, if no date is provided, then as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated: (1) the level of demand for mortgage loans, which is affected by such external factors as interest rate levels, tax laws, and demographics of our lending markets; (2) the direction of interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred by us, the level of our loss reserves and management’s judgments regarding the collectibility of loans; (4) federal and state regulation of the lending and deposit operations or other regulatory actions; (5) the actions undertaken by both current and potential new competitors; (6) the possibility of continuing adverse trends in the residential and commercial real estate markets; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-K, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

PART I

Item 1. Business

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

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal. Broadway Federal’s principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family mortgage loans, multi-family mortgage loans and commercial real estate loans. In addition, we invest in securities issued by the federal government and agencies, mortgage-backed securities, mortgage-related mutual funds and other investments.

Our primary sources of revenue are interest we earn on our loans and securities. Our principal expenses are interest expense we incur on our interest-bearing liabilities, including deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation.”

At December 31, 2008, the Bank was classified as “well-capitalized” under applicable OTS and FDIC capital regulations.

Market Area and Competition

Broadway Federal is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities. We have four banking offices in Los Angeles, one banking office located in the nearby City of Inglewood and two loan production offices in the Cities of Irvine and Torrance.

The Los Angeles metropolitan area is a highly competitive market in which we face significant competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence.

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential loans, multi-family residential properties and commercial real estate properties, including churches. We also make construction loans, commercial business loans and consumer loans. We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio in order to increase the percentage of loans with more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2008, approximately 93% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2008, we had 32 loans held for sale totaling $24.6 million.

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

Multi-Family and Commercial Real Estate Lending. We primarily focus our lending efforts on the origination of multi-family and commercial real estate loans, including churches. These loans are secured primarily by multi-family dwellings or by properties used for business or religious purposes, such as small office buildings, health care facilities, retail facilities and church buildings located in our primary market area.

Our multi-family loans amounted to $87.7 million and $113.4 million at December 31, 2008 and 2007, respectively. At December 31, 2008, multi-family loans represented 26% of our gross loan portfolio, compared to 37% at December 31, 2007. Of the multi-family residential mortgage loans outstanding at December 31, 2008, 2% were fixed rate loans and 98% were ARMs. Most multi-family loans are originated with maturities of up to 30 years. Our largest multi-family loan at December 31, 2008, had an outstanding balance of $1.5 million and is secured by a 75-unit property located in Van Nuys, California. Our ten largest multi-family loans at December 31, 2008, aggregated $12.4 million.

Our commercial real estate loans amounted to $150.9 million and $130.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008, commercial real estate lending represented 45% of our gross loan portfolio, compared to 43% at December 31, 2007. Of the commercial real estate loans outstanding at December 31, 2008, 8% were fixed rate loans and 92% were ARMs. Most commercial real estate loans are originated with 30 year amortization and due in 15 years. The largest commercial real estate loan in our portfolio at December 31, 2008 had an outstanding balance of $3.9 million and is secured by a church building located in Los Angeles, California. Our ten largest commercial real estate loans at December 31, 2008, aggregated $28.7 million.

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

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or economy, such as we are experiencing with the current economic downturn. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to minimize these risks by originating such loans on a selective basis and generally restrict such loans to our general market area, except for church loans which have been made in various cities throughout the country.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Church loans included in our commercial real estate portfolio totaled $84.0 million and $70.8 million at December 31, 2008 and 2007, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One-to Four-Family Mortgage Lending. We also originate ARMs and fixed rate loans secured by one-to four-family (“single-family”) residences, with maturities up to 30 years. Substantially all of such loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $68.5 million and $35.3 million at December 31, 2008 and 2007, respectively. At December 31, 2008, single-family loans represented 20% of our gross loan portfolio, compared to 12% at December 31, 2007. Of the one- to four-family residential mortgage loans outstanding at December 31, 2008, 5% were fixed rate loans and 95% were ARMs.

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

Our policy is to originate one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan. Any loan in excess of 80% of appraised value or selling price of the property securing the loan generally requires private mortgage insurance or the Bank self-insures. Under certain circumstances, we may originate loans up to 97% of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Properties securing a single-family loan are appraised by an approved independent appraiser and title insurance is required on all loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

Commercial Lending. We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets. Most loans are originated with maturities of up to 5 years. Commercial loans amounted to $22.4 million and $22.6 million at December 31, 2008 and 2007, respectively. Commercial loans represented 7% of our gross loan portfolio at December 31, 2008 and 2007. Of the commercial loans outstanding at December 31, 2008, 2% were fixed rate loans and 98% were ARMs. At December 31, 2008, the largest amount of commercial loans outstanding to one borrower was $3.3 million to a radio station.

Since 2007, management and the Board of Directors changed strategies to not originate loans to sports franchises, while continuing to participate in nationally syndicated corporate loan facilities, and focus more on financing opportunities within our market area. The Board of Directors approved a sports finance policy that restricts lending to national professional sports franchises. Sports loans are generally perceived to be risky due to the large amount of intangible value of a professional sports franchise. To offset risk, Broadway Federal’s policy imposes the following underwriting requirements: 1) maximum loan to franchise value covenants; 2) operating support agreements that require funding of any potential losses by a credit worthy third party (usually an ultra high net worth member of the sports franchise ownership group); 3) 12 months of interest reserve. The interest rate on sports loans is variable and is based on the three-month LIBOR or the Prime Rate.

We also participate as a direct lender in selected large nationally syndicated credits. These corporate credits are typically rated by a credit rating service and are secured by the assets of the borrowers, primarily real estate and accounts receivable. These nationally syndicated credits are typically floating rate loans based on three-month LIBOR.

Construction Lending. At December 31, 2008 and 2007, we had $5.5 million and $2.0 million in construction loans, representing 2% and 1% of our gross loan portfolio, respectively. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Wall Street Journal Prime Rate. Generally, we require a loan-to-value ratio of 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

Construction loans involve risks different from completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and the accuracy of the value of the completed project. We are not originating construction loans in the current real estate market.

Consumer Lending. Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2008 and 2007, loans secured by savings accounts totaled $3.0 million and $643 thousand, representing 1% and less than 1%, respectively, of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the account, depending on the type of account, and for a term expiring the earlier of one year from origination or upon the maturity of the account.

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

We cease to accrue interest on all loans that are 90 days past due, or at an earlier date, if collection of principal or interest is considered doubtful. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized and the loan is returned to accrual status.

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

A financial institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by banking regulators, which can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although we believe we have established adequate loan loss allowances, it is reasonably possible that future credit losses may exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. Accordingly, further material additions to the level of loan loss allowances may become necessary. In addition, there can be no assurance that the OTS or the FDIC, in reviewing our loan portfolio in connection with periodic regulatory examinations, will not request us to materially increase our allowance for loan losses based on such agencies’ evaluation of the facts available to the OTS or the FDIC at that time, thereby negatively affecting our financial condition and earnings.

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at December 31, 2008 were $3.5 million, or 0.85% of total assets, compared to $34 thousand, or 0.01% of total assets, at December 31, 2007. At December 31, 2008, 15 loans totaling $15.4 million were designated as “Special Mention”, 14 loans totaling $11.9 million were classified as “Substandard,” and four loans totaling $0.3 million were classified as “Loss.”

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

Our investment policy is to provide a source of liquidity for deposit contraction, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate and credit risk. Our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with a fixed interest rate for a period of three to seven years, after which time the loans convert to a one-year or six-month adjustable rate mortgage. At December 31, 2008, our securities portfolio, consisting primarily of mortgage-backed securities, totaled $27.0 million, or 7% of total assets.

Sources of Funds

General. Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we derive funds from principal and interest payments on loans and securities, proceeds from sales of loans and mortgage-backed and investment securities, FHLB advances and other borrowings and cash flows generated from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on customer service and long-standing relationships with customers to attract and retain these deposits. We emphasize our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, significantly affect our ability to attract and retain deposits. We generally have not solicited deposit accounts by increasing the rates of interest paid as quickly as some of our competitors. We have, from time to time, used brokers to obtain wholesale deposits. We also participate in a deposit program called Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. At December 31, 2008, we had approximately $80.5 million in brokered deposits, of which $40.8 million were CDARS.

Borrowings. Besides deposits, we have utilized other sources to fund our loan origination and other business activities, including borrowings from the FHLB of San Francisco. We have also issued junior subordinated debentures as an additional source of funds. Advances from the FHLB are secured primarily by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including Broadway Federal, for purposes other than meeting withdrawals, changes from time to time in accordance with the policies of the FHLB. At December 31, 2008 and 2007, we had $74.0 million and $96.5 million, respectively, in outstanding advances from the FHLB.

Personnel

At December 31, 2008, we had 91 employees, which consisted of 78 full-time and 13 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General. Broadway Federal Bank is regulated by the OTS and the Company is registered with and subject to examination by the OTS as a savings and loan holding company. The Bank is subject to regulation and examination by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions.

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

Any change in the applicable laws or regulations of the OTS, the FDIC or other regulatory authorities could have a material adverse impact on the Bank and the Company, their operations, and the Company’s shareholders.

Certain of the laws and regulations applicable to the Bank and the Company are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Recent Government Actions. The Emergency Economic Stabilization Act of 2008 (“EESA”), which was signed into law on October 3, 2008 authorizes the U.S. Department of the Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase troubled assets from financial institutions, including banks and thrifts institutions and to make capital investments in viable financial institutions to strengthen the capital and liquidity of the nation’s banking system generally.

Under the TARP, the Treasury announced its Capital Purchase Program (“CPP”) on October 14, 2008 pursuant to which qualifying financial institutions are able to sell senior preferred shares to the Treasury that will qualify as Tier 1 capital for regulatory capital purposes. The Treasury also receives warrants to purchase the qualifying financial institutions’ common stock with an aggregate market price equal to 15% of Treasury’s senior preferred investment. In addition, qualifying financial institutions participating in the CPP are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. On November 14, 2008, the Company sold to Treasury 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, for a total price of $9 million and issued to Treasury a ten-year warrant to purchase 183,175 shares of the Company Common Stock at an exercise price of $7.37 per share.

Deposit Insurance. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and the FDIC’s overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. The Bank also pays assessments towards the retirement of the Financing Corporation bonds (known as FICO Bonds) issued in the 1980s by its former federal deposit insurer, the Federal Savings and Loan Insurance Corporation, to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2008, this assessment was equal to .0028% of insured deposits.

The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100 thousand to $250 thousand per depositor. On October 14, 2008, the FDIC also implemented its Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”), which provides an unlimited FDIC guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage for noninterest-bearing transaction accounts is optional for eligible institutions and is in addition to the temporary increase in the FDIC deposit insurance coverage limit per account of $250 thousand that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100 thousand on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the temporary deposit insurance limit of $250 thousand. Broadway Federal Bank elected to participate in the TAGP.

The FDIC has established a 7 basis point rate increase in its overall premium rate structure for the first quarter 2009 assessment period effective January 1, 2009. The FDIC has also established increased assessment rates to be effective as of April 1, 2009, as well as adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently proposed an interim rule that would impose a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines that the ratio of reserves to aggregate insured deposits of the Deposit Insurance Fund will fall to a level that would adversely affect public confidence, among other factors. The proposed changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

Capital Requirements. The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets; (2) leverage capital, or “core capital,” generally equal to 4.0% of total adjusted assets; and (3) risk-based capital equal to 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. At December 31, 2008, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2008 and 2007, the general valuation allowance included in our supplementary capital was $3.0 million and $2.0 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

Following is a reconciliation of Broadway Federal’s equity capital to the minimum OTS regulatory capital requirements as of December 31, 2008 and December 31, 2007:

	As of December 31,
	2008			2007
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$33,436	$33,436	$33,436	$26,037	$26,037	$26,037
Additional supplementary capital:
General valuation allowance	-	-	2,953	-	-	2,015

Regulatory capital balances	33,436	33,436	36,389	26,037	26,037	28,052
Minimum requirement	6,079	16,212	25,435	5,353	14,275	22,413

Excess over requirement	$27,357	$17,224	$10,954	$20,684	$11,762	$5,639

(1)	Excluding accumulated other comprehensive income, net of taxes

The Bank is subject to prompt corrective action (“PCA”) of the OTS and FDIC pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.”

Under the OTS regulations implementing the PCA provisions, an institution is “well capitalized” if it has a Total Risk-based capital ratio of 10.00% or greater, has a Tier 1 Risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a Core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a Total Risk-based capital ratio of 8.00% or greater, has a Tier 1 Risk-based capital ratio of 4.00% or greater and has a Core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2008, the Bank was considered “well capitalized” by the OTS, with a Total risk-based capital ratio of 11.45%, Tier 1 risk-based capital ratio of 10.52% and Core capital ratio of 8.25%.

Loans to One Borrower. Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. At December 31, 2008, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $5.5 million. Our internal policy limits loans to one borrower to $3.3 million. At December 31, 2008, the largest aggregate amount of loans that we had outstanding to any one borrower was $3.9 million.

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

Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2008, the Bank was in compliance with the QTL test requirements.

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

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the “Code”) that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. Under the relevant provisions of the Code as currently in effect, a small bank (a bank with $500 million or less of assets) may continue to utilize a reserve method of accounting for bad debts, under which additions to reserves are based on the institution’s six-year average loss experience. Broadway Federal qualifies as a small bank and has utilized the reserve method of accounting for bad debts based on its actual loss experience.

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

Item 2. Properties

We conduct our business through five branch offices and two loan production offices. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which also houses one of our branch offices. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2008
				(In thousands)
Administrative/Branch Office/Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	-	$1,825
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$ 90
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	-	$ 688
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	-	$1,971
Los Angeles, CA

4371 Crenshaw Blvd., Suite C (1)	Leased	2007	2012	$ 358
Los Angeles, CA

Loan Production Offices:
19800 MacArthur Blvd, Suite 300	Leased	2005	2009	$ -
Irvine, CA

2400 West Carson Street, Suite 215	Leased	2007	2009	$ -
Torrance, CA

Item 3. Legal Proceedings

The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof, as well as a constructive trust on the escrow funds. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan. The lawsuit is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome. Management plans to vigorously defend against the lawsuit. No loss has been accrued for this lawsuit, no specific allowance for loan loss allocation has been established for the related loan and the loan is not on nonaccrual status as of December 31, 2008 as management believes the loan and the accrued interest receivable as of December 31, 2008 are fully collectible assuming the deposit account balance securing the loan can be offset against the loan and the accrued interest receivable balances. If the Bank is unsuccessful in defending against the lawsuit, the loan and the accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC”. The table below shows the high and low sale prices for our common stock during the periods indicated.

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$9.25	$8.99	$9.35	$7.86
Low	$7.00	$5.90	$7.50	$3.84

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$11.20	$11.20	$11.29	$10.49
Low	$10.25	$10.80	$8.99	$3.50

As of March 23, 2009, we had 401 shareholders of record and 1,742,765 shares of common stock outstanding.

We paid quarterly dividends on our common stock at the rate of $0.05 per share during 2008 and 2007. We may pay dividends out of funds legally available at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. In addition, we agreed in connection with our issuance of Senior Preferred Stock to Treasury that we would not pay cash dividends on our common stock at a quarterly rate greater than $0.05 per share, or redeem, purchase or acquire any of our common stock or other equity securities, without the prior approval of Treasury while the Senior Preferred Stock remains outstanding. See Item 1, “Business – Regulation” for a description of the transaction.

Our payment of dividends is dependent, in large part, upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business – Regulation” and Note 14 Regulatory Capital Matters of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplemental Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

On November 18, 2007, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500 thousand of our common stock. We may make purchases of our common stock on the open market or in privately negotiated transactions at prices we deem appropriate. As of December 31, 2008, we are not currently repurchasing additional shares of our common stock, and can only do so with the prior approval of the Treasury while the Senior Preferred Stock remains outstanding.

The following table provides information about our repurchases of shares during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
October 1 to 31, 2008	5,300	$5.33	5,300
November 1 to 30, 2008	6,654	$6.57	6,654
December 1 to 31, 2008	-	$-	-

Total	11,954	$6.02	11,954	$362

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about our results of operations, financial condition, liquidity, and capital resources. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

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

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

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

Net Earnings. We recorded net earnings of $2.3 million, or $1.18 per diluted common share, for the year ended December 31, 2008, compared to net earnings of $1.5 million, or $0.74 per diluted common share, for the year ended December 31, 2007. Current year net earnings increased by $848 thousand, or 58.36%, primarily due to increases in net interest income before provision for loan losses and non-interest income which were partially offset by increases in our provision for loan losses and non-interest expense.

Net Interest Income. Net interest income before provision for loan losses totaled $14.3 million, up $3.2 million, or 28.85%, from a year ago. This increase reflected a $70.3 million, or 22.78%, increase in our average interest-earning assets and an 18 basis point improvement in our net interest rate margin.

Interest Income. Interest income for 2008 increased $4.2 million primarily due to a $70.3 million increase in our average interest-earning assets which was partially offset by a 16 basis point decrease in our yield on average interest-earning assets. Our net loan portfolio accounted for a substantial portion of the increase in our average interest-earning assets, and averaged $336.6 million in 2008 compared to $264.4 million in 2007. Our loan portfolio yield decreased 20 basis points during 2008 due to a general decline in market interest rates in 2008.

Interest Expense. Interest expense for 2008 increased $1.0 million as a result of a $66.9 million increase in our average interest-bearing liabilities which was partially offset by a 36 basis point decrease in our cost of average interest-bearing liabilities. Deposits averaged $264.5 million in 2008, up $37.7 million from $226.8 million in 2007. FHLB borrowings averaged $89.4 million in 2008, up $28.1 million from $61.3 million in 2007. The decrease in our cost of average interest-bearing liabilities was primarily due to the declining interest rate environment and maturities of higher costing time deposits and FHLB borrowings over the past year.

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

	For the Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$3,718	$73	1.96%	$2,970	$138	4.65%	$2,954	$128	4.33%
Federal Funds sold and other short-term investments	3,032	37	1.22%	1,368	66	4.82%	1,750	87	4.97%
Investment securities	1,079	55	5.10%	2,000	100	5.00%	2,000	82	4.10%
Mortgage-backed securities	29,109	1,371	4.71%	34,709	1,601	4.61%	38,846	1,693	4.36%
Loans receivable (1)(2)	336,619	23,744	7.05%	264,366	19,178	7.25%	230,676	15,335	6.65%
FHLB stock	5,086	204	4.01%	2,980	162	5.44%	2,851	152	5.33%

Total interest-earning assets	378,643	$25,484	6.73%	308,393	$21,245	6.89%	279,077	$17,477	6.26%

Non-interest-earning assets	11,825			10,512			8,424

Total assets	$390,468			$318,905			$287,501

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$29,035	$705	2.43%	$20,411	$693	3.40%	$13,537	$369	2.73%
Passbook deposits	39,378	547	1.39%	39,973	536	1.34%	51,981	763	1.47%
NOW and other demand deposits	39,853	303	0.76%	36,281	59	0.16%	32,217	26	0.08%
Certificate accounts	156,228	5,624	3.60%	130,164	5,770	4.43%	112,456	4,294	3.82%

Total deposits	264,494	7,179	2.71%	226,829	7,058	3.11%	210,191	5,452	2.59%
FHLB advances	89,404	3,566	3.99%	61,350	2,590	4.22%	48,932	1,728	3.53%
Junior subordinated debentures and other borrowings	7,192	421	5.85%	6,000	485	8.08%	6,000	463	7.72%

Total interest-bearing liabilities	361,090	$11,166	3.09%	294,179	$10,133	3.45%	265,123	$7,643	2.88%

Non-interest-bearing liabilities	4,954			3,735			3,808
Stockholders’ Equity	24,424			20,991			18,570

Total liabilities and stockholders’ equity	$390,468			$318,905			$287,501

Net interest rate spread (3)		$14,318	3.64%		$11,112	3.44%		$9,834	3.38%

Net interest rate margin (4)			3.78%			3.60%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			104.86%			104.83%			105.26%
Return on average assets			0.59%			0.46%			0.58%
Return on average equity			9.42%			6.92%			8.96%
Average equity to average assets ratio			6.26%			6.58%			6.46%
Dividend payout ratio (5)			16.90%			25.81%			20.80%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stocks divided by net earnings less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2008 Compared to Year ended December 31, 2007			Year ended December 31, 2007 Compared to Year ended December 31, 2006
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$29	$(94)	$(65)	$1	$9	$10
Federal funds sold and other short term investments	43	(72)	(29)	(18)	(3)	(21)
Investment securities, net	(47)	2	(45)	-	18	18
Loans receivable, net	5,110	(544)	4,566	2,365	1,478	3,843
Mortgage backed securities, net	(263)	33	(230)	(187)	95	(92)
FHLB stock	93	(51)	42	7	3	10

Total interest-earning assets	4,965	(726)	4,239	2,168	1,600	3,768

Interest-bearing liabilities:
Money market deposits	243	(231)	12	218	106	324
Passbook deposits	(8)	19	11	(165)	(62)	(227)
NOW and other demand deposits	6	238	244	4	29	33
Certificate accounts	1,043	(1,189)	(146)	730	746	1,476
FHLB advances	1,126	(150)	976	487	375	862
Junior subordinated debentures	-	(134)	(134)	-	22	22
Other borrowings	70	-	70	-	-	-

Total interest-bearing liabilities	2,480	(1,447)	1,033	1,274	1,216	2,490

Change in net interest income	$2,485	$721	$3,206	$894	$384	$1,278

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

For the year 2008, the provision for loan losses totaled $1.4 million, up $1.1 million, or 327.41%, from a year ago. The increase in the provision for loan losses was due to our continued loan growth, as well as the increase in our classified and non-performing loans. During 2008, our net loan portfolio grew $33.2 million and, as a result, an increase in the allowance for loan losses was deemed appropriate due to the increase in probable incurred losses associated with growth in our loan portfolio. Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at December 31, 2008 were $3.5 million compared to $34 thousand at December 31, 2007. We also recorded $222 thousand of specific allowance for loan loss allocations for a customer’s deposit accounts that were overdrawn as of December 31, 2008. We had net recoveries of prior charge-offs of $136 thousand in 2008 whereas we experienced no net charge-offs in 2007.

Non-Interest Income. For the year 2008, non-interest income totaled $1.4 million, up $138 thousand, or 11.00%, from a year ago, primarily due to $296 thousand of higher net gains on mortgage banking activities primarily from recognizing mortgage servicing rights assets on loans sold to investors and $96 thousand of increased service charges for loan related fees and retail banking fees which were partially offset by a $260 thousand provision for losses on loans held for sale in 2008 that were delinquent at December 31, 2008.

Non-Interest Expense. For the year 2008, non-interest expense totaled $10.6 million, up $728 thousand, or 7.35%, from a year ago, primarily due to higher compensation and benefits expense, occupancy expense, office services and supplies, and other expense. The $108 thousand increase in compensation and benefits expense primarily reflected higher bonus expense, annual salary increases, staff additions and increased health insurance costs. Partially offsetting these increases were higher salaries that were deferred pursuant to FAS 91 as a result of increased loan originations and lower director fees, as the year 2007 included an accrual of $82 thousand for a director emeritus liability. Occupancy expense and office services and supplies expense increased a total of $330 thousand primarily due to the addition of a new branch this year. Other expense increased $258 thousand primarily due to increases in donations, sponsorships, promotion and FDIC assessments. Such increases were partially offset by lower losses on checking accounts and a $125 thousand expense recognized during the second quarter of 2007 to settle a personnel matter.

Income Taxes. The provision for income taxes for the year ended December 31, 2008 was $1.4 million as compared to $0.7 million in 2007. The effective tax rate was 37.94% for 2008 as compared to 32.20% for 2007. The income tax expense for 2007 was positively impacted by an increase in state tax credits. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. See Note 1 and Note 11 of the Notes to Consolidated Financial Statements for a further discussion of income taxes and an explanation of the factors that impact our effective tax rate due to adjustments related to our deferred income taxes.

Financial Condition

Total Assets. At December 31, 2008, assets totaled $407.9 million, up $51.1 million, or 14.33%, from year-end 2007. During 2008, net loans, including loans held for sale, increased $54.3 million, or 17.88%, and cash and cash equivalents increased $3.1 million, while securities available for sale and held to maturity decreased $6.9 million and FHLB stock decreased $0.4 million.

Loans. During 2008, net loans receivable, including loans held for sale, increased $54.3 million, or 17.88%, as loan originations and loan purchases exceeded loan repayments and loan sales. Loan originations, including purchases, for the year ended December 31, 2008 totaled $130.6 million, up $1.9 million, or 1.47%, from $128.7 million a year ago. Loan repayments, including loan sales, amounted to $75.9 million for the year ended December 31, 2008, up $5.0 million, or 7.07%, from $70.9 million for the year ended December 31, 2007.

Our loan portfolio consists primarily of first lien mortgage loans not insured or guaranteed by any government agency. At December 31, 2008, our gross loan portfolio totaled $338.2 million, of which approximately 45% was secured by commercial real estate properties, 26% was secured by multi-family properties, and 20% was secured by one- to four-family residential properties.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (held for investment and held for sale) by loan type at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real Estate:
One-to four-units	$68,478	20.25%	$35,313	11.59%	$25,233	10.08%	$19,467	8.52%	$26,405	11.16%
Five or more units	87,679	25.93%	113,395	37.21%	131,305	52.42%	154,170	67.46%	182,403	77.08%
Construction	5,505	1.63%	2,033	0.67%	2,090	0.83%	780	0.34%	2,650	1.12%
Commercial	150,902	44.62%	130,590	42.85%	78,072	31.17%	53,276	23.31%	24,290	10.26%
Commercial	22,357	6.61%	22,630	7.43%	12,247	4.89%	-	-	-	-
Loans secured by deposit accounts	3,036	0.90%	643	0.21%	718	0.29%	443	0.20%	636	0.27%
Other	210	0.06%	141	0.04%	812	0.32%	388	0.17%	250	0.11%

Gross loans	338,167	100.00%	304,745	100.00%	250,477	100.00%	228,524	100.00%	236,634	100.00%

Plus:
Premiums on loans purchased	2		4		12		23		39
Less:
Loans in process	1,499		2,356		872		417		1,089
Deferred loan fees (costs), net	(213)		258		162		62		(110)
Unamortized discounts	51		60		68		71		78
Allowance for loan losses	3,559		2,051		1,730		1,455		1,420

Total loans held for investment	$333,273		$300,024		$247,657		$226,542		$234,196

Loans held for sale	$24,576		$3,554		$-		$-		$1,145

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2008 and does not reflect the effect of prepayments or scheduled principal amortization.

	December 31, 2008
	One-to- four units	Five or more units	Construction	Commercial real estate	Commercial	Savings secured & other	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$706	$2,808	$2,052	$3,024	$6,879	$3,212	$18,681
After one year:
One year to five years	1,532	3,181	3,327	18,548	15,439	34	42,061
After five years	66,240	81,690	126	129,330	39	-	277,425

Total due after one year	67,772	84,871	3,453	147,878	15,478	34	319,486

Total	$68,478	$87,679	$5,505	$150,902	$22,357	$3,246	$338,167

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2008 which are contractually due after December 31, 2009, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2008
	Adjustable	Fixed	Total
	(Dollars in thousands)
Real estate loans:
One-to four-units	$64,111	$3,661	$67,772
Five or more units	84,857	14	84,871
Construction	403	3,050	3,453
Commercial	137,656	10,222	147,878
Commercial	15,124	354	15,478
Other	-	34	34

Total	$302,151	$17,335	$319,486

% of total	94.57%	5.43%	100.00%

Origination, Purchase, Sale and Servicing of Loans. We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2008, we had 32 loans held for sale totaling $24.6 million. We typically retain the servicing rights associated with loans sold. The servicing rights are recorded as assets based upon the relative fair values of the servicing rights and the underlying loans and are amortized over the period of the related loan servicing income stream. At December 31, 2008 and 2007, we had $453 thousand and $134 thousand, respectively, in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2008 and 2007, we were servicing $43.2 million and $22.7 million, respectively, of loans for others.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying property and the appraised value of the property. We purchased $1.0 million of loans during the year ended December 31, 2008 and $5.4 million during the year ended December 31, 2007.

The following table provides information concerning our loan origination, purchase, sale and principal repayment activity during the years indicated.

	2008	2007	2006
	(In thousands)
Gross loans:
Beginning balance (1)	$308,299	$250,477	$228,524
Loans originated:
One-to four-units	38,656	14,909	5,630
Five or more units	9,702	9,822	8,185
Construction	553	3,319	3,991
Commercial real estate	64,534	80,636	35,347
Commercial	13,009	13,814	12,215
Loans secured by deposit accounts	2,891	244	652
Other	227	510	1,951

Total loans originated	129,572	123,254	67,971

Loan purchased:
One-to four-units	-	-	4,915
Commercial real estate	984	-	4,622
Commercial	-	5,414	-

Total loans purchased	984	5,414	9,537

Less:
Principal repayments	50,375	63,273	53,902
Sales of loans	25,737	7,573	1,653

Ending balance (1)	$362,743	$308,299	$250,477

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

We also maintain an allowance for impaired loans as a component of our allowance for loan losses. We review all loans with principal balances of less than $250 thousand for impairment on a collective basis. Loans with balances of $250 thousand and greater are evaluated for impairment on an individual basis as part of our normal internal asset review process. Under U.S. generally accepted accounting principles, measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) an observed market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measurement of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. While the measurement method may be selected on a loan-by-loan basis, we measure impairment for all collateral dependent loans at the fair value of the collateral. At December 31, 2008, our total recorded investment in impaired loans was $1.2 million, with a specific allowance of $384 thousand.

Adjustments to the allowance for loan losses are made based upon management’s analysis of each category of loans. The provision for loan losses may fluctuate on a monthly basis as changes occur within the loan categories as a result of numerous factors, including new loan originations, loan repayments and prepayments, and changes in asset classifications. Loan loss allowances also may be increased if management becomes aware of factors elevating the probable incurred losses in that loan category.

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

For loans transferred to real estate owned (REO), any excess of cost or recorded investment over the estimated fair value of the asset at foreclosure, net of estimated selling costs is classified as a loss and is charged off against the allowance for loan losses. REO is initially recorded at the estimated fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is further deterioration in value, we either write down the REO directly or provide a valuation allowance and charge operations for the diminution in value. At December 31, 2008 and 2007, we had no REO.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2008	2007	2006	2005	2004
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$2,051	$1,730	$1,455	$1,420	$1,312
Charge-offs	(3)	-	(5)	-	-
Recoveries	139	-	-	-	-
Provision charged to earnings	1,372	321	280	35	108

Balance at end of year	$3,559	$2,051	$1,730	$1,455	$1,420

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated. The allocations are for management analytical purposes only. The entire allowance is available for losses on any type of loan.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One-to four-units	$239	20.25%	$89	11.59%	$71	10.08%	$60	8.52%	$83	11.16%
Five or more units	688	25.93%	612	37.21%	709	52.42%	847	67.46%	1,004	77.08%
Construction	58	1.63%	54	0.67%	23	0.83%	8	0.34%	28	1.12%
Commercial real estate	1,554	44.62%	1,004	42.85%	750	31.17%	487	23.31%	179	10.26%
Commercial	621	6.61%	245	7.43%	132	4.89%	-	-	-	-
Other	265	0.96%	47	0.25%	45	0.61%	53	0.37%	86	0.38%
Unallocated	134	-	-	-	-	-	-	-	40	-

Total allowance for loan losses	$3,559	100.00%	$2,051	100.00%	$1,730	100.00%	$1,455	100.00%	$1,420	100.00%

We periodically evaluate the allocation of the allowance for loan losses to each category of loans. This evaluation takes into consideration quantitative and qualitative factors. Qualitative factors include credit concentration, economic and business conditions, changes in lending programs and lending management and staff, and other risks and uncertainties that impact business.

Non-Performing Assets. Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at December 31, 2008 were $3.5 million, or 0.85% of total assets, compared to $34 thousand, or 0.01% of total assets, at December 31, 2007. During 2008, eight loans totaling $3.4 million were placed on non-accrual status. Of these eight loans, six loans totaling $3.3 million are secured by real estate and two loans totaling $110 thousand are unsecured. The following table provides information regarding our non-performing assets at the dates indicated. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2008. No accruing loans were contractually past due by 90 days or more at December 31, 2008 or 2007.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
One-to four-units	$-	$-	$-	$-	$78
Five or more units	200	-	-	-	-
Commercial real estate	3,119	-	-	-	-
Commercial	110	-	-	-	-
Unsecured consumer loan	34	34	34	35	36

Total non-accrual loans	$3,463	$34	$34	$35	$114

Total non-performing assets	$3,463	$34	$34	$35	$114

Interest income that would have been recognized on non-accrual loans	$281	$4	$3	$8	$7
Interest income received and recognized on non-accrual loans	$155	$4	$5	$3	$6
Non-accrual loans as a percentage of gross loans, including loans held for sale	0.95%	0.01%	0.01%	0.02%	0.05%
Non-performing assets as a percentage of total assets	0.85%	0.01%	0.01%	0.01%	0.04%
Net charge-offs (recoveries) to average loans, excluding loans held for sale	(0.04%)	0.00%	0.00%	0.00%	0.00%
Impaired loans as a percentage of gross loans, excluding loans held for sale	0.35%	0.01%	0.01%	0.02%	0.02%
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	1.06%	0.68%	0.69%	0.64%	0.60%
Allowance for loan losses as a percentage of total non-accrual loans	102.77%	6,032.35%	5,088.24%	4,157.14%	1,245.61%
Allowance for loan losses as a percentage of total non-performing assets	102.77%	6,032.35%	5,088.24%	4,157.14%	1,245.61%

We may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms. As of December 31, 2008, one loan for $847 thousand had been modified in a troubled debt restructuring, and is included in non-accrual loans above. There were no loans considered to be a troubled debt restructuring at December 31, 2007, 2006, 2005 or 2004.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2008				December 31, 2007				December 31, 2006
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One-to four-units	2	$196	-	$-	-	$-	-	$-	-	$-	-	$-
Five or more units	1	450	1	200	-	-	-	-	-	-	-	-
Commercial real estate	-	-	5	3,119	-	-	-	-	-	-	-	-
Commercial	1	591	2	110	-	-	-	-	-	-	-	-
Other	-	-	1	34	-	-	1	34	-	-	1	34

Total	4	$1,237	9	$3,463	-	$-	1	$34	-	$-	1	$34

Delinquent loans to total gross loans, including loans held for sale		0.34%		0.95%		0.00%		0.01%		0.00%		0.01%

Securities. At December 31, 2008 and 2007, we held securities in the aggregate amount of $27.0 million and $33.9 million, respectively, with fair values of $27.0 million and $33.9 million, respectively.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2008		2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Held to maturity:
Mortgage-backed securities	$21,792	$21,701	$27,184	$27,104	$33,793	$33,206
U.S. Government and federal agency	1,000	1,104	2,000	2,048	2,000	1,968
Available for sale:
Mortgage-backed securities	4,222	4,222	4,763	4,763	-	-

Total	$27,014	$27,027	$33,947	$33,915	$35,793	$35,174

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2008. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2008
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$-	- %	$ -	- %	$-	- %	$21,792	3.62%	$21,792	3.62%
U.S. Government and federal agency	-	- %	1,000	5.00%	-	- %	-	- %	1,000	5.00%
Available for sale:
Mortgage-backed securities	$-	- %	$ -	- %	$-	- %	$4,222	5.73%	$4,222	5.73%

Total	$-	- %	$1,000	5.00%	$-	- %	$31,947	3.96%	$27,014	4.00%

Deposits. Deposits totaled $289.9 million at December 31, 2008, up $61.2 million, or 26.75%, from year-end 2007. During 2008, our core deposits (NOW, demand, money market and passbook accounts excluding brokered deposits in money market) increased $21.3 million while our certificates of deposit (excluding CDARS and brokered certificates of deposits) decreased $5.5 million. Additionally, brokered deposits grew $45.4 million during 2008, $21.6 million of which came from Certificate of Deposit Account Registry Service (CDARS). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. At December 31, 2008, core deposits represented 39.38% of total deposits compared to 40.61% at December 31, 2007, and brokered deposits represented 27.75% of total deposits compared to 15.32% at December 31, 2007.

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year on each category of deposits presented.

	For the Year Ended December 31,
	2008			2007			2006
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$29,035	10.98%	2.43%	$20,411	9.00%	3.40%	$13,537	6.44%	2.73%
Passbook deposits	39,378	14.89%	1.39%	39,973	17.62%	1.34%	51,981	24.73%	1.47%
NOW and other demand deposits	39,853	15.07%	0.76%	36,281	16.00%	0.16%	32,217	15.33%	0.08%
Certificates of deposits	156,228	59.06%	3.60%	130,164	57.38%	4.43%	112,456	53.50%	3.82%

Total	$264,494	100.00%	2.71%	$226,829	100.00%	3.11%	$210,191	100.00%	2.59%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2008.

	December 31, 2007
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$40,210	2.56%
Three to six months	25,628	2.75%
Six to twelve months	10,549	3.53%
Over twelve months	7,317	4.24%

Total	$83,704	2.89%

Borrowings. At December 31, 2008, borrowings consisted of advances from the FHLB of $74.0 million and junior subordinated debentures of $6.0 million. Since the end of 2007, FHLB borrowings decreased $22.5 million, or 23.32%, to $74.0 million at December 31, 2008 from $96.5 million at December 31, 2007, with the net decrease funded by deposit growth. At December 31, 2008 and 2007, FHLB advances were 18.14% and 27.05%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.74% and 4.16%, respectively.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2008	2007	2006
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$89,404	$61,350	$48,932
Maximum amount outstanding at any month-end during the year	$114,000	$96,500	$56,131
Balance outstanding at end of year	$74,000	$96,500	$49,985

Weighted average interest rate during the year	3.99%	4.22%	3.53%
Weighted average interest rate at end of year	3.74%	4.16%	3.76%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature 10 years from the issue date and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.41% at December 31, 2008.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and cash equivalents, which totaled $7.5 million at December 31, 2008. Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and other investment securities.

Our principal source of liquidity, in addition to deposits, is our ability to utilize FHLB borrowings. We currently are approved by the FHLB to borrow up to 40% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted us, as of year-end 2008, to borrow an additional $47.3 million. To the extent 2009 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, make investments, and continue branch improvement programs, we may utilize our FHLB borrowing arrangement, within the limits permitted by FHLB policy, or other sources, or we may increase the rates we offer on deposit accounts. As of December 31, 2008, we had loan commitments to borrowers of $18.7 million and undisbursed loan funds of $1.5 million. We believe our current sources of funds, including repayments of existing loans, will enable us to meet our obligations while maintaining liquidity at appropriate levels.

On November 14, 2008, the Company issued 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, to the U.S. Treasury for gross proceeds of $9 million. Upon receipt of the $9.0 million TARP funds, we immediately invested $2.0 million in the Bank and repaid $2.5 million of borrowings from First Federal Bank. The $2.5 million we borrowed from First Federal Bank was injected as capital into the Bank in the first half of 2008. We have to date retained the remainder of the TARP funds to be available for general corporate purposes, including additional capital investments in the Bank.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with generally accepted accounting principles

(“GAAP”), these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

Lending commitments include commitments to originate loans and to fund lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2008.

	Less than one year	More than one year to three years	More than three years to five tears	More than five tears	Total
	(Dollars in thousands)
Certificates of deposit	$149,757	$10,218	$3,221	$304	$163,500
FHLB advances	6,000	13,500	-	54,500	74,000
Junior subordinated debentures	-	-	-	6,000	6,000
Commitments to originate loans	3,757	-	-	-	3,757
Commitments to fund unused lines of credit	2,852	7,890	1,057	1	11,800
Operating lease obligations	190	356	235	-	781

Total contractual obligations	$162,556	$31,964	$4,513	$60,805	$259,838

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company and Broadway Federal are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption of this standard is dependent on future business combinations the Company may enter into.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity within the consolidated statement of financial condition. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of FAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The impact of adoption on January  1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Paul C. Hudson	/s/ Samuel Sarpong
Paul C. Hudson Chief Executive Officer Los Angeles, CA March 31, 2009	Samuel Sarpong Chief Financial Officer Los Angeles, CA March 31, 2009

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors”, “Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 Annual Meeting of Shareholders to be held on June  24, 2009 (the “Company’s Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Independent Public Accountants.”

Item 15. Exhibits and Financial Statement Schedules

(a)	1. See Index to Consolidated Financial Statements.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included under Item 8, “Financial Statements and Supplementary Data.”

(b)	List of Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

Exhibit Number*
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.10	Warrant to Purchase Common Stock of Broadway Financial Corporation (Exhibit 4.9 to Form 8-K filed by the Registrant on November 19, 2008)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

Exhibit Number*
10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.16	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)

21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2007)

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul C. Hudson	Date: March 31, 2009
Paul C. Hudson Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Samuel Sarpong	Date: March 31, 2009
Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert C. Davidson, Jr.	Date: March 31, 2009
Robert C. Davidson, Jr. Director

/s/ Javier Leon	Date: March 31, 2009
Javier Leon Director

/s/ Albert Odell Maddox	Date: March 31, 2009
Albert Odell Maddox Director

/s/ Daniel A. Medina	Date: March 31, 2009
Daniel A. Medina Director

/s/ Virgil P. Roberts	Date: March 31, 2009
Virgil P. Roberts Director

/s/ Elrick Williams	Date: March 31, 2009
Elrick Williams Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana

March 27, 2009

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(In thousands, except share and per share)
Assets
Cash and cash equivalents	$7,476	$4,331
Securities available for sale, at fair value	4,222	4,763
Securities held to maturity (fair value of $22,805 at December 31, 2008 and $29,152 at December 31, 2007)	22,792	29,184
Loans receivable held for sale, net	24,576	3,554
Loans receivable, net of allowance of $3,559 and $2,051	333,273	300,024
Accrued interest receivable	2,295	1,867
Federal Home Loan Bank (FHLB) stock, at cost	4,098	4,536
Office properties and equipment, net	5,535	5,678
Bank owned life insurance	2,323	2,227
Other assets	1,344	643

Total assets	$407,934	$356,807

Liabilities and stockholders’ equity
Deposits	$289,917	$228,727
Federal Home Loan Bank advances	74,000	96,500
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	509	512
Deferred income taxes	469	926
Other liabilities	4,350	2,093

Total liabilities	375,245	334,758

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2008 and 0 shares at December 31, 2007	8,963	-
Preferred stock discount	(702)	-
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2008 and 2007; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2008 and 2007	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2008 and 2007; outstanding 1,742,765 shares at December 31, 2008 and 1,761,778 shares at December 31, 2007	20	20
Common stock warrant	723	-
Additional paid-in capital	12,240	12,212
Retained earnings-substantially restricted	14,878	13,152
Accumulated other comprehensive income, net of taxes of $22 at December 31, 2008 and $4 at December 31, 2007	32	6
Treasury stock-at cost, 271,177 shares at December 31, 2008 and 252,164 shares at December 31, 2007	(3,467)	(3,343)

Total stockholders’ equity	32,689	22,049

Total liabilities and stockholders’ equity	$407,934	$356,807

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

	Year Ended December 31,
	2008	2007
	(In thousands, except per share)
Interest and fees on loans receivable	$23,744	$19,178
Interest on mortgage-backed securities	1,371	1,601
Interest on investment securities	55	100
Other interest income	314	366

Total interest income	25,484	21,245

Interest on deposits	7,179	7,058
Interest on borrowings	3,987	3,075

Total interest expense	11,166	10,133

Net interest income before provision for loan losses	14,318	11,112
Provision for loan losses	1,372	321

Net interest income after provision for loan losses	12,946	10,791

Non-interest income:
Service charges	1,190	1,094
Net gains on mortgage banking activities	326	30
Net loss on sale of securities	-	(1)
Provision for losses on loans held for sale	(260)	-
Other	136	131

Total non-interest income	1,392	1,254

Non-interest expense:
Compensation and benefits	6,092	5,984
Occupancy expense, net	1,382	1,144
Information services	706	670
Professional services	569	573
Office services and supplies	599	507
Other	1,282	1,024

Total non-interest expense	10,630	9,902

Earnings before income taxes	3,708	2,143
Income taxes	1,407	690

Net earnings	$2,301	$1,453

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$45	$9
Income tax effect	(19)	(3)

Other comprehensive income, net of tax	26	6

Comprehensive earnings	$2,327	$1,459

Net earnings	$2,301	$1,453
Dividends and discount accretion on preferred stock	(224)	(128)

Earnings available to common shareholders	$2,077	$1,325

Earnings per common share-basic	$1.18	$0.78

Earnings per common share-diluted	$1.18	$0.74

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings (Substantially Restricted)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2006	$2	$-	$20	$-	$12,829	$12,169	$-	$(4,995)	$20,025
Net earnings for the year ended December 31, 2007	-	-	-	-	-	1,453	-	-	1,453
Unrealized gain on securities available for sale, net of tax	-	-	-	-	-	-	6	-	6
Treasury stock acquired	-	-	-	-	-	-	-	(4)	(4)
Treasury stock used for vested stock awards	-	-	-	-	(9)	-	-	34	25
Cash dividends declared ($0.20 per common share)	-	-	-	-	-	(342)	-	-	(342)
Cash dividends declared ($0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C)	-	-	-	-	-	(128)	-	-	(128)
Stock-based compensation expense	-	-	-	-	70	-	-	-	70
Stock options exercised	-	-	-	-	(929)	-	-	1,622	693
Tax benefit on stock options exercised	-	-	-	-	251	-	-	-	251

Balance, at December 31, 2007	2	-	20	-	12,212	13,152	6	(3,343)	22,049
Net earnings for the year ended December 31, 2008	-	-	-	-	-	2,301	-	-	2,301
Unrealized gain on securities available for sale, net of tax	-	-	-	-	-	-	26	-	26
Preferred stock issued – Series D	8,963	(723)	-	723	-	-	-	-	8,963
Treasury stock acquired	-	-	-	-	-	-	-	(134)	(134)
Treasury stock used for vested stock awards	-	-	-	-	(2)	-	-	10	8
Cash dividends declared ($0.20 per common share)	-	-	-	-	-	(351)	-	-	(351)
Cash dividends declared ($0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C)	-	-	-	-	-	(128)	-	-	(128)
Cash dividends accrued ($8.33 per senior preferred share of Series D)	-	-	-	-	-	(75)	-	-	(75)
Stock-based compensation expense	-	-	-	-	30	-	-	-	30
Accretion of preferred stock discount	-	21	-	-	-	(21)	-	-	-

Balance, at December 31, 2008	$8,965	$(702)	$20	$723	$12,240	$14,878	$32	$(3,467)	$32,689

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$2,301	$1,453
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	1,372	321
Depreciation	407	311
Net amortization of premiums and discounts on loans purchased	(7)	1
Net amortization of net deferred loan origination (fees) costs	(82)	6
Net amortization of premiums on mortgage-backed securities	30	58
Stock-based compensation expense	30	70
Net gains on mortgage banking activities	(326)	(30)
Net loss on sale of securities	-	1
Provision for losses on loans held for sale	260	-
Earnings on bank owned life insurance	(96)	(89)
FHLB stock dividends	(256)	(161)
Tax benefit on stock options exercised	-	251
Net change in:
Loans receivable held for sale, net	8,711	(3,524)
Accrued interest receivable	(428)	(391)
Other assets	(701)	225
Deferred income taxes	(476)	67
Other liabilities	2,257	18

Net cash provided by (used in) operating activities	12,996	(1,413)

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	589	408
Purchases	-	(5,161)
Held-to-maturity securities:
Proceeds from sale of mortgage-backed securities held to maturity	-	344
Maturities, prepayments and calls	6,359	6,206
Net change in loans receivable	(64,199)	(52,695)
Purchase of Federal Home Loan Bank stock	(772)	(1,885)
Proceeds from redemption of Federal Home Loan Bank stock	1,466	-
Additions to office properties and equipment	(264)	(726)

Net cash used in investing activities	(56,821)	(53,509)

(continued)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net change in deposits	$61,190	$7,260
Proceeds from Federal Home Loan Bank advances	34,200	72,000
Repayments on Federal Home Loan Bank advances	(56,700)	(25,485)
Proceeds from issuance of preferred stock, net of discount	8,240	-
Proceeds from issuance of common stock warrant	723	-
Cash dividends paid	(554)	(470)
Purchases of treasury stock	(134)	(4)
Reissuance of treasury stock	8	25
Stock options exercised, net of tax benefits	-	693
Net change in advance payments by borrowers for taxes and insurance	(3)	(76)

Net cash provided by financing activities	46,970	53,943

Net change in cash and cash equivalents	3,145	(979)
Beginning cash and cash equivalents	4,331	5,310

Ending cash and cash equivalents	$7,476	$4,331

Supplemental cash flow information:
Interest paid	$11,033	$10,045
Income taxes paid	842	1,028

Supplemental non-cash disclosure:
Transfers from loans receivable to loans receivable held for sale, net	$29,667	$-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (“the Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2008, the Bank operated five retail-banking offices and two loan production offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, (“U.S. generally accepted accounting principles”) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, mortgage servicing rights, and fair values of financial instruments are particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loans receivable, loans held for sale, accrued interest receivable, other assets, deferred income taxes, other liabilities, advance payments by borrowers for taxes and insurance, and deposit transactions.

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

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing rights. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold. When loans held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gains on mortgage banking activities. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Under the fair value measurement method, the Company measures servicing assets at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gains on mortgage banking activities on the consolidated statements of operations and comprehensive earnings. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the consolidated statements of operations and comprehensive earnings as service charges is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $55 thousand and $53 thousand for the years ended December 31, 2008 and 2007. Late fees and ancillary fees related to loan servicing are not material.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, loans in process, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs are deferred, and recognized in income using the level-yield method over the contractual life of the loans, adjusted for prepayments.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Most of the Company’s business activity, excluding loans made to churches throughout the country, is with customers located within Southern California. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Southern California area.

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

The Bank is subject to periodic examinations by its regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in times of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimates of what constitutes a reasonable allowance for credit losses.

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

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The FHLB of San Francisco has suspended dividends beginning with the fourth quarter of 2008 to preserve capital and it has ceased redemptions of outstanding stock until further notice.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key executive. In accordance with EITF 06-05, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock is non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. Series A, B and C preferred stocks have non-cumulative annual dividend rates of 5% of the liquidation preference.

The Series D preferred stock is cumulative and non-voting perpetual preferred stock with a liquidation preference of $1 thousand per share. Series D will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter.

Retirement Plans

Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service. The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest, if any.

Earnings Per Common Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per common share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements. The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof, as well as a constructive trust on the escrow funds. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan. The lawsuit is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome. Management plans to vigorously defend against the lawsuit. No loss has been accrued for this lawsuit, no specific allowance for loan loss allocation has been established for the related loan and the loan is not on nonaccrual status as of December 31, 2008 as management believes the loan and the accrued interest receivable as of December 31, 2008 are fully collectible assuming the deposit account balance securing the loan can be offset against the loan and the accrued interest receivable balances. If the Bank is unsuccessful in defending against the lawsuit, the loan and the accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its holding company or by the holding company to its stockholders. (See Note 14 for more specific disclosure.)

Fair Value of Financial Instruments

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

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and the interim periods within those fiscal years. The impact of the adoption of FAS 157 on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption of this standard is dependent on future business combinations the Company may enter into.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity within the consolidated statement of financial condition. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of FAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 2 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Mortgage-backed	$4,222	$54	$-

Total	$4,222	$54	$-

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
December 31, 2007:
Mortgage-backed	$4,763	$11	$(1)

Total	$4,763	$11	$(1)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
December 31, 2008:
Mortgage-backed	$21,792	$92	$(183)	$21,701
U.S. Government and federal agency	1,000	104	-	1,104

Total	$22,792	$196	$(183)	$22,805

	Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
	(In thousands)
December 31, 2007:
Mortgage-backed	$27,184	$28	$(108)	$27,104
U.S. Government and federal agency	2,000	48	-	2,048

Total	$29,184	$76	$(108)	$29,152

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of debt securities and carrying amount, if different, at December 31, 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair Value	Carrying Amount	Fair Value
Due in one year or less	$-	$-	$-
Due from one to five years	-	1,000	1,104
Due from five to ten years	-	-	-
Due after ten years	-	-	-
Mortgage-backed	4,222	21,792	21,701

Total	$4,222	$22,792	$22,805

At year-end 2008 and 2007, securities with carrying amounts of $2.3 million and $4.2 million were pledged to secure public deposits and $20.5 million and $25.0 million were pledged as collateral for FHLB advances. At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Mortgage-backed, held to maturity	$11,599	$(183)	$-	$-	$11,599	$(183)

Total temporarily impaired	$11,599	$(183)	$-	$-	$11,599	$(183)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2007:
Mortgage-backed, available for sale	$2,080	$(1)	$-	$-	$2,080	$(1)
Mortgage-backed, held to maturity	2,147	(25)	$14,110	(83)	16,257	(108)

Total temporarily impaired	$4,227	$(26)	$14,110	$(83)	$18,337	$(109)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in their fair value is largely due to changes in the interest rates. The fair value is expected to recover as the bonds approach maturity.

There were no sales of securities during the year ended December 31, 2008. During the year ended December 31, 2007, the Company sold $0.3 million of mortgage-backed securities held to maturity and realized gross losses of $1 thousand, which had been included in net loss on sale of securities in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

During 2007, the Company sold certain mortgage-backed securities held to maturity for which the Company had already collected more than 85% of the principal outstanding at acquisition due to repayments of the underlying mortgages. There have been no sales of held to maturity securities for which the Company had not already collected more than 85% of the original principal.

Note 3 – Loans

Loans at year-end were as follows:

	December 31,
	2008	2007
	(In thousands)
Loans receivable, held for sale:
Residential:
Five or more units	$5,204	$-
Commercial	19,632	3,554
Valuation allowance for unrealized losses	(260)	-

Loans receivable, held for sale, net	$24,576	$3,554

Loans receivable, net:
Real estate:
Residential:
One to four units	$68,478	$35,313
Five or more units	87,679	113,395
Construction	5,505	2,033

Total residential	161,662	150,741
Commercial	150,902	130,590

Total real estate	312,564	281,331
Commercial	22,357	22,630
Loans secured by deposit accounts	3,036	643
Other	210	141

Total gross loans receivable	338,167	304,745
Plus:
Premiums on loans purchased	2	4
Less:
Loans in process	1,499	2,356
Net deferred loan fees (costs)	(213)	258
Unamortized discounts	51	60
Allowance for loan losses	3,559	2,051

Loans receivable, net	$333,273	$300,024

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for loan losses was as follows:

	2008	2007
	(In thousands)
Beginning balance	$2,051	$1,730
Provision for loan losses	1,372	321
Recoveries	139	-
Loans charged off	(3)	-

Ending balance	$3,559	$2,051

The following is a summary of the Bank’s non-accrual loans by loan type at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Real estate:
Five or more units	$200	$-
Commercial	3,119	-
Other	144	34

Total non-accrual loans	$3,463	$34

If all non-accrual loans at December 31, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $281 thousand for the year ended December 31, 2008 and $3 thousand for the year ended December 31, 2007. This compares to actual payments recorded as interest income of $155 thousand for the year ended December 31, 2008 and $4 thousand for the year ended December 31, 2007. The Bank had no loans that were contractually past due 90 days or more and were still accruing at December 31, 2008 and 2007.

Individually impaired loans were as follows:

	2008	2007
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$-	$-
Year-end loans with allocated allowance for loan losses	1,191	34

Total	$1,191	$34

Amount of the allowance for loan losses allocated	$384	$34

The average recorded investment in impaired loans was $419 thousand for the year ended December 31, 2008 and $34 thousand for the year ended December 31, 2007. Interest income recognized on impaired loans, which was the same as cash-basis interest income, amounted to $35 thousand for the year ended December 31, 2008 and $4 thousand for the year ended December 31, 2007. During the year ended December 31, 2008, one loan for $847 thousand was modified in a troubled debt restructuring and is also on non-accrual at December 31, 2008.

As of December 31, 2008, two loans held for sale totaling $1.2 million were considered impaired, which required a specific valuation allowance of $260 thousand.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 4 – Mortgage Servicing Rights

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2008	2007
	(In thousands)
Mortgage loan portfolio serviced for:
FHLMC	$1,147	$1,192
FNMA	1,016	1,052
Cathay General Bancorp	13,926	15,966
United Labor Bank	22,482	966
Other	4,622	3,522

Total	$43,193	$22,698

At December 31, 2008 and 2007, the amount of servicing rights recorded was $453 thousand and $134 thousand, respectively. The amount of custodial escrow balances on serviced loans at December 31, 2008 and 2007 was not material.

Activity for mortgage servicing rights follows:

	2008	2007
	(In thousands)
Servicing rights:
Beginning of year	$134	$121
Additions	163	31
Disposals	(31)	(18)
Changes in fair value	187	-

End of year	$453	$134

Note 5 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2008	2007
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	4,776	4,712
Furniture, fixtures and equipment	1,982	1,782

	8,481	8,217
Less accumulated depreciation	(2,946)	(2,539)

Office properties and equipment, net	$5,535	$5,678

Depreciation expense was $407 thousand and $311 thousand for 2008, and 2007.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 – Deposits

Deposits are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
NOW account and other demand deposits	$29,473	$15,755
Non-interest bearing demand deposits	17,815	18,727
Money market deposits	41,902	21,880
Passbook	37,227	36,520
Certificates of deposit	163,500	135,845

Total	$289,917	$228,727

The aggregate amount of certificates of deposit with balances equal to or greater than $100 thousand was $83.7 million at December 31, 2008 and $70.4 million at December 31, 2007.

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2009	$149,757
2010	8,161
2011	2,057
2012	1,150
2013	2,071
Thereafter	304

$163,500

Note 7 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2008:
Maturities January 2009 to February 2018, fixed rates at rates from 1.88% to 4.81%, averaging 3.80%	$73,000
Maturity January 2009 variable rate at 0.05%	1,000

$74,000

December 31, 2007:
Maturities February 2008 to December 2017, fixed rates at rates from 3.33% to 5.30%, averaging 4.22%	$90,300
Maturity January 2008 variable rate at 3.28%	6,200

$96,500

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $101.9 million and $86.0 million of first mortgage loans and $20.5 million and $25.0 million of mortgage-backed securities under a blanket lien arrangement at year-end 2008 and 2007. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 40% of assets, the Company is eligible to borrow up to an additional $47.3 million at year-end 2008.

Required payments over the next five years are:

Amount
(In thousands)
2009	$6,000
2010	7,000
2011	6,500
2012	-
2013	-
Thereafter	54,500

$74,000

Note 8 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.41% at year-end 2008.

Note 9 – Stockholders’ Equity

On November 18, 2007, our Board of Directors approved our stock repurchase plan authorizing the purchase of up to $500 thousand of our common stock outstanding in open market or privately negotiated transactions. Under this plan, we repurchased 20,000 shares of our common stock at an aggregate cost of $134 thousand during 2008. As of December, 31, 2008, we are not currently repurchasing additional shares of our common stock.

On November 14, 2008, as part of the Capital Purchase Program of the United States Department of the Treasury (the “Treasury”), the Company entered into a Securities Purchase Agreement with the Treasury. Under the Securities Purchase Agreement, the Company agreed to sell 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D (the “Senior Preferred Stock”), having a liquidation preference of $1 thousand per share, and related warrants as discussed below, for a total price of $9.0 million. The Senior Preferred Stock will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years, if the repurchase is made with newly raised common equity capital.

In conjunction with the purchase of the Company’s Senior Preferred Stock, the Treasury received a warrant (the “Warrant”) to purchase 183,175 shares of Company common stock at $7.37 per share, which would represent an aggregate common stock investment in the Company on exercise of the Warrant in full equal to $1.35 million or 15 percent of the senior preferred investment. The term of the Warrant is ten years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 10 – Earnings Per Common Share

The factors used in the earnings per common share computations follow:

	2008	2007
	(Dollars in thousands, except per share)
Basic
Net earnings	$2,301	$1,453
Less: Preferred stock dividends and accretion	(224)	(128)

Earnings available to common stockholders	$2,077	$1,325

Weighted average common shares outstanding	1,754,843	1,691,462

Basic earnings per common share	$1.18	$0.78

Diluted
Net earnings	$2,301	$1,453
Less: Preferred stock dividends and accretion	(224)	(128)

Earnings available to common stockholders	$2,077	$1,325

Weighted average common shares outstanding for basic earnings per common share	1,754,843	1,691,462
Add: dilutive effects of assumed exercises of stock options	6,102	104,627

Average shares and dilutive potential common shares	1,760,945	1,796,089

Diluted earnings per common share	$1.18	$0.74

Stock options and warrant for 283,000 and 44,000 shares of common stock were not considered in computing diluted earnings per common share for 2008 and 2007 because they were anti-dilutive.

Note 11 – Income Taxes

Income tax expense (benefit) was as follows:

	2008	2007
	(In thousands)
Current expense:
Federal	$1,533	$615
State	350	8

	1,883	623

Deferred (benefit) expense:
Federal	(375)	57
State	(101)	10

	(476)	67

Total	$1,407	$690

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2008	2007
	(In thousands)
Federal statutory rate times financial statement income	$1,261	$729
Effect of:
State taxes, net of federal benefit	164	12
Other, net	(18)	(51)

Total	$1,407	$690

Year-end deferred tax assets and liabilities were due to the following:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,548	$820
Accrued liabilities	183	65
Lower of cost or market adjustment	6	7
State income taxes	112	29
Impairment loss on capital investment	41	41
Deferred compensation	139	87
Stock compensation	109	70

Total deferred tax assets	2,138	1,119

Deferred tax liabilities:
Basis difference on fixed assets	(111)	(169)
Deferred loan fees/costs	(1,371)	(965)
Unrealized appreciation on securities available for sale	(22)	(4)
FHLB stock dividends	(875)	(791)
Mortgage servicing rights	(186)	(55)
Other	(1)	(20)

Total deferred tax liabilities	(2,566)	(2,004)

Valuation allowance	(41)	(41)

Net deferred tax liability	$(469)	$(926)

A deferred tax asset valuation allowance of $41 thousand has been established at year-end 2008 and 2007 against the deferred tax asset related to the impairment loss on an equity security owned by the Company. A loss realized from the sale of this investment would be capital in nature and would only be deductible as an offset to future capital gains.

In prior years, the Bank had qualified under a provision of the Internal Revenue Code that allowed it to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deductions. Alternatively, the Bank could deduct from taxable income an allowance for bad debts based upon the experience method. Under provisions of the Small Business Job Protection Act of 1996, the Bank lost the use of the method of calculating a bad debt deduction based on a percentage of taxable income. However, the Bank may continue to maintain an allowance for bad debts based on the experience method, and its tax allowance for bad debts has been maintained under such method.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Retained earnings at December 31, 2008 is substantially restricted for tax purposes and includes $3.0 million in all periods, for which no provision for federal income tax has been made. If in the future, this tax bad debt reserve is used for any purpose other than to absorb bad debt losses, federal income taxes of approximately $1.0 million may be imposed and expensed at that time.

The following table summarizes the activity related to our unrecognized tax benefits:

	2008 Amount	2007 Amount

	(In thousands)
Balance at beginning of year	$65	$59
Increase related to current year tax positions	21	18
Expiration of the statute of limitations for the assessment of taxes	(13)	(12)

Balance at end of year	$73	$65

Included in the unrecognized tax benefits of $73 thousand at December 31, 2008 was $73 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued $13 thousand and $11 thousand in 2008 and 2007 for potential interest related to these unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal taxing authorities for years before 2005 or by state taxing authorities for years before 2004.

Note 12 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense for 2008 and 2007 was $75 thousand and $72 thousand.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by ESOP and allocated to participants were 87,505 at December 31, 2008 and 2007. There are no shares unallocated as of December 31, 2008 and 2007. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. This cash contribution totaled $65 thousand for the year ended December 31, 2008 and $41 thousand for the year ended December 31, 2007. Compensation expense related to the ESOP was $40 thousand for 2008 and $55 thousand for 2007.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

under this agreement was $338 thousand at December 31, 2008 and $212 thousand at December 31, 2007, and is accrued over the period of active employment. Compensation expense was $126 thousand for 2008 and $103 thousand for 2007.

Note 13 – Stock Incentive Plans

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. Under the 2008 LTIP, 351,718 shares were reserved for the grants of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. At December 31, 2008, 296,718 shares remain available for issuance of future grants.

During 2008, 55,000 options were granted to select officers with a grant date fair value of $3.29 per share. Pursuant to the terms of the options granted under the 2008 LTIP, such options have a maximum term of ten years and vest over five years. There were no options granted in 2007.

The Black-Scholes option pricing model was used to estimate the fair value of each option award on the date of grant using the following assumptions:

2008
Risk free interest rate based upon equivalent-term U.S. treasury rates	3.65%
Expected option term (years)	10 years
Expected stock price volatility	75.85%
Expected dividend yield	3.36%

The fair value of options was calculated using the above assumptions, based on our analyses of our historical experience and our judgments regarding option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

A summary of the activity in the plans for 2008 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(In thousands, except share and per share)
Outstanding at January 1, 2008	79,390	$8.75	6,282	$8.13	85,672	$8.70
Granted	55,000	5.95	-	-	55,000	5.95

Outstanding at December 31, 2008	134,390	$7.60	6,282	$8.13	140,672	$7.63

Vested or expected to vest	134,390	$7.60	6,282	$8.13	140,672	$7.63

Exercisable at December 31, 2008	68,390	$8.42	6,282	$8.13	74,672	$8.40

At December 31, 2008, options outstanding and options exercisable had a weighted average remaining contractual term of 6.77 years and 4.49 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $-0-.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

There were no options exercised during 2008. The aggregate intrinsic value of options exercised during 2007 totaled $610 thousand.

As of December 31, 2008, there was $201 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 4.3 years.

Options outstanding and exercisable at year-end 2008 were as follows:

	Exercise Price	Outstanding			Exercisable
Stock Option Plan		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
2008 LTIP	$5.95	55,000	9.81 years	$5.95	-	$-

1996 LTIP	$4.34	8,472	1.87 years	$4.34	8,472	$4.34
	$6.68	29,718	3.56 years	$6.68	29,718	$6.68
	$10.49	4,200	4.21 years	$10.49	4,200	$10.49
	$13.11	10,000	5.30 years	$13.11	8,000	$13.11
	$10.85	12,000	7.25 years	$10.85	12,000	$10.85
	$10.25	15,000	7.39 years	$10.25	6,000	$10.25

		79,390	4.91 years	$8.75	68,390	$8.42

Stock Option Plan	$4.34	2,000	1.87 years	$4.34	2,000	$4.34
	$8.19	1,784	3.71 years	$8.19	1,784	$8.19
	$10.49	1,428	4.21 years	$10.49	1,428	$10.49
	$11.99	1,070	5.55 years	$11.99	1,070	$11.99

		6,282	3.55 years	$8.13	6,282	$8.13

Recognition and Retention Plan (RRP) and Performance Equity Program (PEP)

With the adoption of the 2008 LTIP, the Recognition and Retention Plan (“RRP”) and the Performance Equity Program (“PEP”), which provided for the issuance of shares to non-employee directors and certain officers and employees, were terminated and no further grants were made pursuant to the plans. Compensation expense related to RRP was $2 thousand for 2008 and $4 thousand for 2007. Compensation expense related to PEP was $6 thousand for 2008 and $9 thousand for 2007.

A summary of changes in the Company’s nonvested RRP and PEP shares for the year follows:

	RRP		PEP
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	161	$10.49	2,400	$10.25
Vested	(161)	10.49	(600)	10.25

Nonvested at December 31, 2008	-	$-	1,800	$10.25

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008, there was $18 thousand of total unrecognized compensation cost related to nonvested shares granted under the PEP Plan. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested for the RRP and PEP Plans during the years ended December 31, 2008 and 2007 was $8 thousand and $13 thousand.

Note 14 – Regulatory Capital Matters

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Additionally, Bank management has communicated to the Bank’s primary regulator that the Bank intends to keep the Total Risk-based capital ratio above 11%.

The Bank’s actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum For Capital Adequacy Purposes		Minimum Amount Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008:
Core Capital Ratio	$33,436	8.25%	$16,212	4.00%	$20,264	5.00%
Tier I Risk-based ratio	$33,436	10.52%	$12,718	4.00%	$19,077	6.00%
Total Risk-based ratio	$36,389	11.45%	$25,435	8.00%	$31,794	10.00%

December 31, 2007:
Core Capital Ratio	$26,037	7.30%	$14,275	4.00%	$17,844	5.00%
Tier I Risk-based ratio	$26,037	9.29%	$11,207	4.00%	$16,810	6.00%
Total Risk-based ratio	$28,052	10.01%	$22,413	8.00%	$28,016	10.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends of approximately $4.9 million plus any 2009 net profits retained to the date of the dividend declaration. However, the Company’s preferred stock purchase agreement with the Treasury contains various restrictions for 3 years or until redemption of the preferred stock, including prohibiting increasing common stock dividends in excess of historical levels without obtaining prior approval of the Treasury, prohibiting the repurchase of common stock and limitations of executive compensation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 15 – Commitments and Contingencies

Lease Commitments

At December 31, 2008, the Company was obligated through 2013 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $285 thousand for 2008 and $253 thousand for 2007.

Rent commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2009	$105	$85	$190
2010	93	84	177
2011	95	84	179
2012	79	84	163
2013	44	28	72

Total	$416	$365	$781

Loan Commitments

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2008	2007
	(In thousands)
Commitments to make loans	$3,757	$10,875
Unused lines of credit	11,800	11,604

Commitments to make loans are generally made for periods of 60 days or less. Loan commitments at year-end 2008 consist of single-family residential and commercial real estate loans with an average interest rate of 8.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 16 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2008 were as follows:

Amount
(In thousands)
Beginning balance	$488
Repayments	(10)

Ending balance	$478

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $2.2 million and $3.1 million.

Note 17 – Fair Value

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of loans receivable held for sale, net are based upon binding quotes from 3rd party investors, if available, and if not available, the fair values are based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$-	$4,222	$-

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$-	$24,576	$-
Impaired loans with specific loss allocations	-	-	807

The following represent impairment charges recognized during 2008 for assets measured at fair value on a non-recurring basis:

Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $24.6 million, resulting in a valuation allowance of $260 thousand at December 31, 2008. A charge of $260 thousand was included in earnings for the year ended December 31, 2008.

Impaired loans with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.2 million, with a valuation allowance of $384 thousand at December 31, 2008, resulting in an additional provision for loan losses of $350 thousand for the year ended December 31, 2008.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which were carried on the consolidated financial statements at either cost or at lower of cost or fair value, in accordance with GAAP, and not previously presented.

	At December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$7,476	$7,476	$4,331	$4,331
Securities available for sale	4,222	4,222	4,763	4,763
Securities held to maturity	22,792	22,805	29,184	29,152
Loans receivable held for sale, net	24,576	24,576	3,554	3,577
Loans receivable, net	333,273	334,994	300,024	300,024
Federal Home Loan Bank stock	4,098	N/A	4,536	N/A
Accrued interest receivable	2,295	2,295	1,867	1,867

Financial Liabilities:
Deposits	$(289,917)	$(289,531)	$(228,727)	$(228,932)
Federal Home Loan Bank advances	(74,000)	(78,829)	(96,500)	(97,379)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(509)	(509)	(512)	(512)
Accrued interest payable	(539)	(539)	(406)	(406)

The methods and assumptions used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans, deposits and borrowings that reprice frequently and fully. As described in more detail above, security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. The fair values of loans receivable held for sale, net are based upon binding quotes from third party investors, if available, and if not available, the fair values are based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at year-end 2008 and 2007, and are not considered significant to this presentation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet	December 31,
	2008	2007
	(In thousands)
Assets
Cash and cash equivalents	$5,076	$1,522
Investment in bank subsidiary	33,468	26,044
Other assets	426	671

	$38,970	$28,237

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other liabilities	281	188
Stockholders’ equity	32,689	22,049

	$38,970	$28,237

Condensed Statements of Operations	Year Ended December 31,
	2008	2007
	(In thousands)
Interest income	$17	$6
Interest expense	422	485
Other expense	541	497

Loss before income taxes	(946)	(976)
Income taxes benefit	379	391

Loss before equity in undistributed earnings of subsidiaries	(567)	(585)
Equity in undistributed earnings of bank subsidiary	2,868	2,038

Net earnings	$2,301	$1,453

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows	Year Ended December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net earnings	$2,301	$1,453
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of bank subsidiary	(2,868)	(2,038)
Decrease (increase) in other assets	245	(194)
Increase in other liabilities	93	41

Net cash used in operating activities	(229)	(738)

Cash flows from investing activities
Investment in bank subsidiary	(4,500)	-
Proceeds from liquidation of non-bank subsidiary	-	181

Net cash (used in) provided by investing activities	(4,500)	181

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of discount	8,240	-
Proceeds from issuance of common stock warrant	723	-
Stock options exercised, net of tax benefits	-	944
Purchases of treasury stock	(134)	(4)
Reissuance of treasury stock	8	25
Cash dividends paid	(554)	(470)

Net cash provided by financing activities	8,283	495

Net increase (decrease) in cash and cash equivalents	3,554	(62)
Cash and cash equivalents, beginning of year	1,522	1,584

Cash and cash equivalents, end of year	$5,076	$1,522