Form 10-K/A
period 2008-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2009-05-01
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	3
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
Item 13. Certain Relationships and Related Transactions, and Director Independence	7
Item 14. Principal Accountant Fees and Services	8
Signatures	9

Exhibit 31.1 Section 302 Certification of CEO
Exhibit 31.2 Section 302 Certification of CFO
Exhibit 32.1 Section 906 Certification of CEO
Exhibit 32.2 Section 906 Certification of CFO

i

This amendment is being filed to provide the information required by Part III of Form 10-K because our proxy statement for the 2009 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2008 fiscal year. Unless otherwise expressly stated herein this amendment does not reflect any events occurring after the filing of our original Annual Report on Form 10-K for the year ended December 31, 2008.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Paul C. Hudson and Kellogg Chan, has a term of office expiring at the 2009 Annual Meeting of Shareholders. Messrs. Hudson and Chan are expected to be nominated for election to serve for additional terms as directors at the Company’s 2009 Annual Meeting of Stockholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board of Directors of the Company and the Bank:

Name	Age at December 31, 2008	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
Paul C. Hudson	60	1985	2009	Chairman of the Board and Chief Executive Officer
Kellogg Chan	69	1993	2009	Director

CONTINUING DIRECTORS:
Robert C. Davidson, Jr.	63	2003	2010	Director
Javier León	43	2007	2010	Director
Elrick Williams	61	2007	2010	Director
A. Odell Maddox	62	1986	2011	Director
Daniel A. Medina	51	1997	2011	Director
Virgil Roberts	61	2002	2011	Director

The principal occupation and business experience of the nominees for election as director and each continuing director are set forth below. Unless otherwise indicated, each of the following persons has held his or her present position for the last five years.

Paul C. Hudson is Chief Executive Officer and Chairman of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board of Directors in 1985, and served in various positions prior to becoming Chairman and Chief Executive Officer in 2007. Mr. Hudson is a member of the California and District of Columbia Bars. He currently serves on several nonprofit boards, including Los Angeles Universal Preschool and Los Angeles County Employees Retirement Association Investment Board.

Kellogg Chan has served as President of Asia Capital Group, Ltd., a biotechnology holding company since 2001.

Robert C. Davidson, Jr. is retired Chairman/CEO of Surface Protection Industries, a company he formed in 1978 and one of the largest African American owned manufacturing companies in California. He is a member of the Boards of Directors of Jacobs Engineering Group, Inc., Morehouse College, Cedars Sinai Medical Center, Fulcrum Venture Capital Corporation, Art Center College of Design in Pasadena, the South Coast Air Quality Management District Brain Tumor and Air Pollution Foundation, and the University of Chicago Graduate School of Business Advisory Council.

Javier León is the Managing Director of Andell Sports Group, which oversees the sports and related assets for Andell Holdings. Mr. Leon oversees the business and operations of the Fire. He is involved in strategic planning, marketing, as well as the development of Hispanic, community and public relations strategies and programs. Prior to joining Andell, Mr. Leon spent three years as the Chief Executive Officer for Chivas USA Enterprises in Los Angeles. Prior to that, Mr. Leon was engaged for 12 years in investment banking as a managing director for Merrill Lynch, Deutsche Bank, and ING-Barings. He holds a bachelors degree from Claremont McKenna College and a Masters of International Management from the University of California at San Diego.

Elrick Williams is Chairman of Williams Group Holdings LLC. Prior to that, he founded Allston Trading LLC in 2003 and retired as CEO and Chairman in late 2008. Allston Trading LLC is a firm that specializes in algorithmic electronic trading of stocks, Treasury bonds, currencies, futures and options. Mr. Williams was a trader from 1981 to 2003 with various trading companies.

A. Odell Maddox is Manager of Maddox Co., a real estate property management and sales company. Mr. Maddox has worked in the property management, real estate broker and investment businesses for over 35 years.

Daniel A. Medina is Managing Director of Capital Knowledge, LLC, a consulting firm that provides financial advisory services. He has been with Capital Knowledge and its predecessor since April 1, 2000.

Virgil Roberts is Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry. He currently serves on the Board of Directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio, the Alliance of Artists and Record Companies, and the Bridgespan Group.

Executive Officers

The following table sets forth information with respect to executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually by the respective Boards of Directors.

Name	Age (1)	Principal Occupation during the Past Five Years
Samuel Sarpong	48	Senior Vice President / Chief Financial Officer of Broadway Financial Corporation and Broadway Federal Bank since 2005. First Vice President / Chief Compliance Officer and Internal Audit Director of Broadway Federal Bank from 2004 to 2005.

Wilbur A. McKesson Jr.	55	Senior Vice President / Chief Loan Officer of Broadway Federal Bank since 2007. Vice President for Affordable Housing of Option One Mortgage from 2002 to 2007.

(1)	As of December 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of the Company’s common stock, to report to the Securities and Exchange Commission their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and we are to disclose in this proxy statement any late filings or failures to file. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% shareholders were timely met, except for one late filing of Form 4 on behalf of Mr. Samuel Sarpong and one late filing of Form 4 on behalf of Mr. Wilbur McKesson.

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

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Medina (Chairman), Chan and Williams. The Audit Committee is responsible for oversight of the internal audit function for the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for oversight of the Company’s independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Mr. Chan meets the definition of “audit committee financial expert,” as defined by the Securities and Exchange Commission (“SEC”).

Item 11. Executive Compensation

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers for services rendered in all capacities during 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compen- sation (3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compen- sation (5)	Total ($)
Paul C. Hudson	2008	$210,000	-	-	-	$126,007	$29,864	$365,871
Chief Executive Officer	2007	$190,134	$1,908	$6,726	$43,882	$102,566	$28,346	$373,562

Samuel Sarpong	2008	$150,000	$4,770	$23,196	$50,067	-	$19,205	$247,238
Chief Financial Officer	2007	$140,000	$6,150	$20,720	$36,497	-	$18,549	$221,917

Wilbur McKesson (6)	2008	$155,625	-	$6,580	$51,944	-	$22,692	$236,841
Chief Lending Officer	2007	$115,385	-	-	$22,971	-	$17,034	$155,390

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	The amounts shown reflect the amounts expensed during 2008 and 2007 for grants and awards in prior years. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123 (R)”), which requires us to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value of the equity instrument at the time of grant. The compensation expense is recognized over the vesting period. The assumptions used to determine the valuation of the awards are discussed in Note 13 of the Notes to the Consolidated Financial Statements of the Company, as filed with the SEC on Form 10-K for the year ended December 31, 2008.

(3)	The amounts shown represent performance-based bonuses earned in 2008 but paid in 2009 and earned in 2007 but paid in 2008.
(4)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from a bank owned life insurance policy reduces the expense related to the Salary Continuation Agreement. The other Named Executive Officers did not participate in the Bank’s Non-Qualified Deferred Compensation Plan during 2008 and 2007.
(5)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under the ESOP. Also includes perquisites and other benefits consisting of car and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(6)	Wilbur McKesson commenced his employment as the Bank’s Chief Lending Officer in March 2007.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2008.

Outstanding Equity Awards at December 31, 2008

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)	Number of Securities Underlying Unexercised Options (Unexercisable) (2)	Option Exercise Price (3)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested (6)
Paul C. Hudson	5,648	-	$4.34	11/15/10	-	-
	29,718	-	$6.68	07/25/12	-	-

Samuel Sarpong	8,000	2,000	$13.11	04/21/14	-	-
	6,000	9,000	$10.25	05/24/16	1,800	$6,912
	-	15,000	$5.95	10/22/18	-	-

Wilbur McKesson	-	40,000	$5.95	10/22/18	-	-

(1)	The stock options are immediately exercisable on December 31, 2008.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(5)	Shares vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(6)	Based upon a fair market value of $3.84 per share for the Company common stock as of December 31, 2008.

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Kellogg Chan	$24,000	-	-	-	$24,000
Robert C. Davidson	$23,000	$1,369	$427	$5,528	$30,324
Javier León	$17,000	-	-	-	$17,000
A. Odell Maddox	$23,000	-	-	$4,356	$27,356
Daniel Medina	$23,000	-	-	-	$23,000
Virgil Roberts	$23,000	-	-	-	$23,000
Elrick Williams	$19,000	-	-	-	$19,000

(1)	Includes payment for annual retainer fees, chair fees, and meeting attendance fees.
(2)	The amounts shown reflect the amounts expensed during 2008 for grants and awards in prior years. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123 (R)”), which requires us to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value of the equity instrument at the time of grant. The compensation expense is recognized over the vesting period. The assumptions used to determine the valuation of the awards are discussed in Note 13 of the Notes to the Consolidated Financial Statements of the Company, as filed with the SEC on Form 10-K for the year ended December 31, 2008.
(3)	Includes premiums paid for medical, dental and group term life insurance.

Salary Continuation Agreement

Under the 2006 Salary Continuation Agreement, upon termination of employment after Mr. Paul Hudson reaches age 65, he will receive an annual benefit of $100,000, divided into 12 equal monthly payments, for 15 years. The normal retirement age is defined as age 65. The agreement includes provisions for early termination, disability, termination for cause, death, and change in control. The present value of the accumulated benefit is the accrual balance as of December 31, 2008. The accrual balance is determined using a discount rate of 6%.

Change in Control Agreements

The Company and the Bank have entered into change in control agreements with each of its executive officers. Each agreement provides that if, within three years after any Change in Control (as defined in the agreement), the officer’s employment is terminated, either by the officer following a demotion or other specified adverse treatment or by the Company or the Bank other than for Cause (as defined in the agreement), then the officer will receive a severance payment equal to the sum of (A) the officer’s unpaid salary and bonus or other incentive compensation for the remainder of the year in which employment is terminated, and (B) a specified multiple of the highest Annual Compensation (as defined in the agreement) paid to the officer in any of the three years preceding termination of employment. The multiple is 2.5 for Mr. Hudson, 1.5 for Mr. Sarpong and 1 for Mr. McKesson. In addition to these payments, any stock options and similar rights held by the officer will become fully vested and exercisable, and the health and other benefits coverage provided to the officer will be continued for one year after termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2009, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, by each director, each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Beneficial Owners:

Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)	12.34%

First Opportunity Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	129,280	(2)	7.42%

Directors and Executive Officers:

Paul C. Hudson	95,357	(3)	5.47%
Kellogg Chan	41,889	(4)	2.40%
Robert C. Davidson, Jr.	9,463	(5)(6)	0.54%
Javier León	1,875	(7)	0.11%
A. Odell Maddox	18,369	(8)	1.05%
Daniel A. Medina	10,680	(9)(10)	0.61%
Virgil Roberts	13,382	(11)(12)	0.77%
Elrick Williams	191,692	(13)(14)	11.00%
Sam Sarpong	15,625	(15)	0.90%
Wilbur McKesson	46	(16)	0.00%

All directors and executive officers as a group (10 persons)	398,378		22.86%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G/A, filed on February 13, 2009 with the SEC by First Opportunity Fund, Inc. (formerly First Financial Fund, Inc.)
(3)	Includes 16,155 allocated shares under the ESOP, and 35,366 shares subject to options granted under the LTIP, which options are currently exercisable.
(4)	Includes 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(5)	Includes 5,356 shares held jointly with spouse with whom voting and investment power are shared.
(6)	Includes 1,428 shares subject to options granted under the Director’s Stock Option Plan, and 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(7)	Includes 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(8)	Includes 600 shares subject to options granted under the Director’s Stock Option Plan, and 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(9)	Includes 6,022 shares held jointly with spouse with whom voting and investment power are shared.
(10)	Includes 1,000 shares subject to options granted under the Director’s Stock Option Plan, and 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(11)	Includes 5,806 shares held jointly with spouse with whom voting and investment power are shared.

(12)	Includes 1,784 shares subject to options granted under the Director’s Stock Option Plan, and 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(13)	Information based upon Schedule 13G/A, filed on January 30, 2009 with the SEC by Elrick Williams. Mr. Williams is a majority owner of Williams Group Holdings LLC which owns 189,817 shares of the Company’s Common Stock.
(14)	Includes 1,875 shares subject to options granted under the 2008 Long Term Incentive Plan, which options are all currently exercisable.
(15)	Includes 425 allocated shares under the ESOP, and 14,000 shares subject to options granted under the LTIP, which options are all currently exercisable.
(16)	Includes 46 allocated shares under the ESOP.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Performance equity plan	1,800	$-	-
Employee stock ownership plan	87,505	$-	-
Long term incentive plan	134,390	$7.60	296,718
Stock option plan for outside directors	6,282	$8.13	-
Equity compensation plans not approved by security holders:
None	-	-	-

Total	229,977	$7.63	296,718

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On September 30, 1999, the Bank made a $550,000 loan to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. As of March 31, 2009, the outstanding balance of the loan was $475,249.

Director Independence

We have adopted standards for director independence pursuant to Nasdaq Stock Market listing standards. The Board considered relationships, transactions and/or arrangements with each of its directors and determined that all seven of the Company’s non-employee directors are “independent” under applicable Nasdaq Stock Market listing standards and SEC rules.

Item 14. Principal Accountant Fees and Services

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2008 and 2007. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2008	2007
	(In thousands)
Audit fees (1)	$146	$139
Audit-related fees (2)	10	12
All other fees (3)	8	6

Total fees	$164	$157

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Consultation fees billed for professional services rendered for the 2008 and 2007 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP) and for professional services rendered for consultation regarding accounting for the Bank’s Director Emeritus Plan and consultation regarding management’s assessment of the adequacy of internal control over financial reporting.
(3)	Fees billed for certifications and internal control assessment software and license fees and related training.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: April 30, 2009

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