Form 10-Q
period 2009-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2009-05-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,742,765 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of April 30, 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$11,650	$7,476
Securities available for sale, at fair value	4,186	4,222
Securities held to maturity (fair value of $21,938 at March 31, 2009 and $22,805 at December 31, 2008)	21,564	22,792
Loans receivable held for sale, net	23,307	24,576
Loans receivable, net of allowance of $4,075 and $3,559	362,040	333,273
Accrued interest receivable	2,471	2,295
Federal Home Loan Bank (FHLB) stock, at cost	4,136	4,098
Office properties and equipment, net	5,538	5,535
Bank owned life insurance	2,346	2,323
Other assets	1,471	1,344

Total assets	$438,709	$407,934

Liabilities and stockholders’ equity
Deposits	$323,831	$289,917
Federal Home Loan Bank advances	71,500	74,000
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	73	509
Deferred income taxes	510	469
Other liabilities	3,584	4,350

Total liabilities	405,498	375,245

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at March 31, 2009 and December 31, 2008; liquidation preference of $9,000 at March 31, 2009 and December 31, 2008	8,963	8,963
Preferred stock discount	(671)	(702)
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2009 and December 31, 2008; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2009 and December 31, 2008	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at March 31, 2009 and December 31, 2008; outstanding 1,742,765 shares at March 31, 2009 and December 31, 2008	20	20
Common stock warrant	723	723
Additional paid-in capital	12,255	12,240
Accumulated other comprehensive income, net of taxes of $63 and $22 at March 31, 2009 and December 31, 2008	95	32
Retained earnings-substantially restricted	15,291	14,878
Treasury stock-at cost, 271,177 shares at March 31, 2009 and December 31, 2008	(3,467)	(3,467)

Total stockholders’ equity	33,211	32,689

Total liabilities and stockholders’ equity	$438,709	$407,934

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,254	$5,684
Interest on mortgage-backed securities	294	369
Interest on investment securities	13	16
Other interest income	34	100

Total interest income	6,595	6,169

Interest on deposits	1,725	1,667
Interest on borrowings	752	1,163

Total interest expense	2,477	2,830

Net interest income before provision for loan losses	4,118	3,339
Provision for loan losses	516	158

Net interest income after provision for loan losses	3,602	3,181

Non-interest income:
Service charges	347	249
Net gains on mortgage banking activities	17	14
Provision for losses on loans held for sale	(105)	—
Other	37	33

Total non-interest income	296	296

Non-interest expense:
Compensation and benefits	1,626	1,447
Occupancy expense, net	345	333
Information services	198	172
Professional services	173	103
Office services and supplies	144	142
Other	340	301

Total non-interest expense	2,826	2,498

Earnings before income taxes	1,072	979
Income taxes	410	372

Net earnings	$662	$607

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$104	$39
Income tax effect	(41)	(16)

Other comprehensive income, net of tax	63	23

Comprehensive earnings	$725	$630

Net earnings	$662	$607
Dividends and discount accretion on preferred stock	(163)	(20)

Earnings available to common shareholders	$499	$587

Earnings per common share-basic	$0.29	$0.33

Earnings per common share-diluted	$0.29	$0.32

Dividends declared per share-common stock	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$662	$607
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	516	158
Depreciation	107	97
Net amortization of premiums and discounts on loans purchased	(6)	(3)
Net amortization of deferred loan origination fees	(16)	(6)
Net amortization of premiums on mortgage-backed securities	4	9
Stock-based compensation expense	15	5
Net gains on mortgage banking activities	(17)	(14)
Provision for losses on loans held for sale	105	—
Earnings on bank owned life insurance	(23)	(24)
FHLB stock dividends	—	(50)
Net change in:
Loans receivable held for sale, net	1,181	(9,033)
Accrued interest receivable	(176)	(201)
Other assets	(127)	(77)
Other liabilities	(766)	232

Net cash provided by (used in) operating activities	1,459	(8,300)

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	142	197
Held-to-maturity securities:
Maturities, prepayments and calls	1,222	2,280
Net change in loans receivable	(29,261)	(15,212)
Purchase of Federal Home Loan Bank stock	(38)	(772)
Additions to office properties and equipment	(110)	(137)

Net cash used in investing activities	(28,045)	(13,644)

Cash flows from financing activities:
Net change in deposits	33,914	6,335
Proceeds from Federal Home Loan Bank advances	—	35,200
Repayments on Federal Home Loan Bank advances	(2,500)	(17,700)
Cash dividends paid	(218)	(109)
Purchases of treasury stock	—	(27)
Reissuance of treasury stock	—	2
Net change in advance payments by borrowers for taxes and insurance	(436)	(393)

Net cash provided by financing activities	30,760	23,308

Net increase in cash and cash equivalents	4,174	1,364
Cash and cash equivalents at beginning of period	7,476	4,331

Cash and cash equivalents at end of period	$11,650	$5,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,485	$2,811

Cash paid for income taxes	$840	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE (2) – Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No .141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of FSP SFAS No. 141 R-1 is dependent on future business combinations the Company may enter into.

In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with FAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect our adoption of FSP SFAS No. 157-4 beginning April 1, 2009 to have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS No. 115-2 and SFAS No. 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an OTTI was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income or loss. As of March 31, 2009, we have not previously recognized OTTI on any debt securities. Therefore, our initial adoption of this FSP will not require such adjustments. We do not expect our adoption of FSP No. 115-2 and FAS No. 124-2 beginning April 1, 2009 to have a material impact on our consolidated financial condition or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2009

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period. This FSP and APB are effective for interim reporting periods ending after June 15, 2009. We do not expect our adoption of FSP SFAS No. 107-1 and APB 28-1 beginning April 1, 2009 to have a material impact on our consolidated financial condition or results of operations.

NOTE (3) – Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, increased for the dilutive effect of Common Stock equivalents.

The following table shows how we computed basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,
	2009	2008
	(Dollars in thousands, except per share)
Basic
Net earnings	$662	$607
Less: Preferred stock dividends and accretion	(163)	(20)

Earnings available to common shareholders	$499	$587

Weighted average common shares outstanding	1,742,765	1,760,054

Basic earnings per common share	$0.29	$0.33

Diluted
Net earnings	$662	$607
Less: Preferred stock dividends and accretion	(163)	(20)

Earnings available to common shareholders	$499	$587

Weighted average common shares outstanding	1,742,765	1,760,054
Add: dilutive effects of assumed exercises of stock options	1,982	50,912

Average shares and dilutive potential common shares	1,744,747	1,810,966

Diluted earnings per common share	$0.29	$0.32

Stock options and warrant for 402,000 and 46,000 shares of common stock were not considered in computing diluted earnings per common share for the first quarter of 2009 and 2008 because they were anti-dilutive.

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

March 31, 2009

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$—	$4,186	$—

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$—	$4,222	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2009

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(In thousands)
Loans receivable held for sale	$—	$23,307	$—
Impaired loans with specific loss allocations	—	—	3,666

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(In thousands)
Loans receivable held for sale	$—	$24,576	$—
Impaired loans with specific loss allocations	—	—	807

The following represent impairment charges recognized during the first quarter of 2009 for assets measured at fair value on a non-recurring basis. There were no impairment charges recognized during the first quarter of 2008.

Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $23.3 million, resulting in a valuation allowance of $365 thousand at March 31, 2009. Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $24.6 million, resulting in a valuation allowance of $260 thousand at December 31, 2008. A charge of $105 thousand was included in earnings for the quarter ended March 31, 2009.

Impaired loans with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.5 million, with a valuation allowance of $795 thousand at March 31, 2009 and a carrying amount of $1.2 million, with a valuation allowance of $384 thousand at December 31, 2008, resulting in an additional provision for loan losses of $411 thousand for the quarter ended March 31, 2009.

NOTE (5) – Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements. The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof, as well as a constructive trust on the escrow funds. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan. The lawsuit is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome. Management plans to vigorously defend against the lawsuit. No loss has been accrued for this lawsuit, no specific allowance for loan loss allocation has been established for the related loan and the loan is not on nonaccrual status as of March 31, 2009 as management believes the loan and the accrued interest receivable as of March 31, 2009 are fully collectible assuming the deposit account balance securing the loan can be offset against the loan and the accrued interest receivable balances. If the Bank is unsuccessful in defending against the lawsuit, the loan and the accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations regarding the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding strategic objectives. These forward-looking statements are based upon current management expectations, and involve risks and uncertainties. Actual results or performance may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the real estate market, competitive conditions in the business and geographic areas in which the Company conducts its business, regulatory actions or changes and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Reports on Form 10-K or Form 10-KSB and Quarterly Reports on Form 10-Q or Form 10-QSB.

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located primarily in Southern California. At March 31, 2009, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

FDIC Insurance Coverage / Assessments

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Company’s Consolidated Statement of Operations and Comprehensive Earnings in the period of enactment.

Results of Operations

Net Earnings

Net earnings for the first quarter of 2009 were $662 thousand, or $0.29 per diluted share, up $55 thousand, or 9.06%, when compared with net earnings of $607 thousand, or $0.32 per diluted share, in the first quarter of 2008. The increase in net earnings was primarily due to higher net interest income before provision for loan losses which was partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income

Net interest income before provision for loan losses of $4.1 million for the first quarter of 2009 was up $779 thousand, or 23.33%, from the first quarter a year ago. The increase was attributable to continued growth in our average interest-earning assets and improvement in our annualized net interest rate margin. Interest-earning assets averaged $404.9 million for the first quarter of 2009, up $48.4 million, or 13.57%, from the same period a year ago. Our annualized net interest rate margin improved 32 basis points to 4.07% for the first quarter of 2009 from 3.75% for the same period a year ago. Our annualized net interest rate spread improved 29 basis points to 3.90% for the first quarter of 2009 from 3.61% for the same period a year ago. The 29 basis point improvement in our annualized net interest rate spread was due to the cost of our average interest-bearing liabilities declining more rapidly than the annualized yield on our average interest-earning assets.

The annualized yield on our average interest-earning assets decreased 41 basis points to 6.51% for the first quarter of 2009 from 6.92% for the same period a year ago. The decrease was primarily the result of a lower annualized yield on our average loans which decreased 39 basis points to 6.83% for the first quarter of 2009 from 7.22% for the same period in 2008. The decrease in the annualized yield on our average loans was primarily due to lower market interest rates which resulted in lower rates on new loans and a reduction in interest income from variable rate loans. Also contributing to lower annualized yield on our average loans was the increase in non-accrual loans which resulted in higher net interest income reversal.

The annualized cost of our average interest-bearing liabilities decreased 70 basis points to 2.62% for the first quarter of 2009 from 3.32% for the same period a year ago. The annualized weighted average cost of deposits decreased 56 basis points to 2.32% for the first quarter of 2009 from 2.88% for the same period in 2008, primarily due to the repricing of maturing CDs that had interest rates above current market rates. The annualized weighted average cost of FHLB borrowings decreased 45 basis points to 3.62% for the first quarter of 2009 from 4.07% for the same period in 2008 primarily due to maturities of higher costing FHLB borrowings.

Provision for Loan Losses

During the first quarter of 2009, the provision for loan losses amounted to $516 thousand, compared to $158 thousand for the same period a year ago. The increase in the provision for loan losses was due to our continued loan growth, as well as the increase in our classified and non-performing loans.

Non-interest Income

Non-interest income of $296 thousand for the first quarter of 2009 remained unchanged from the first quarter a year ago, as the increase in service charges for loan related fees and retail banking fees was offset by the increase in provision for losses on loans held for sale. The growth in loan related fees primarily resulted from increased payment of late charges and higher servicing fee income as our investor loan portfolio grew. Retail banking fees grew with the increase in customer deposits.

Non-interest Expense

Non-interest expense totaled $2.8 million for the first quarter of 2009, up $328 thousand, or 13.13%, from the first quarter a year ago. A large portion of the increase was in compensation and benefits, which increased by $179 thousand, or 12.37%, in the first quarter of 2009 compared to the same quarter in 2008. Approximately $137 thousand of the increase in compensation and benefits related to annual pay increases and addition of experienced management, including a Chief Operating Officer and a Vice President for Loan Originations who were both hired during the first quarter of 2009. Other significant increases in non-interest expense between first quarters include a $70 thousand increase in professional services expense, of which $62 thousand was due to higher legal expenses, and a $39 thousand increase in other expense, primarily due to an $85 thousand increase in FDIC insurance premium assessments which was partially offset by decreases in donations, sponsorships and promotions. Further increases in FDIC insurance premium assessments are expected as the FDIC replenishes the insurance fund for the increasing number of bank failures which has depleted the insurance fund.

Income Taxes

The Company’s effective income tax rate was 38.25% for the first quarter 2009 compared to 38.00% for first quarter 2008. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes.

Financial Condition

Assets, Loan Originations, Deposits and Borrowings

At March 31, 2009, assets totaled $438.7 million, up $30.8 million, or 7.54%, from year-end 2008. During the first quarter of 2009, net loans, including loans held for sale, increased $27.5 million, or 7.68%, and cash and cash equivalents increased $4.2 million, while securities available for sale and held to maturity decreased $1.3 million.

Loan originations for the three months ended March 31, 2009 totaled $39.4 million, up $1.6 million, or 4.23%, from $37.8 million for the same period a year ago. Loan repayments, including loan sales, amounted to $11.8 million for the three months ended March 31, 2009, down $2.0 million, or 14.49%, from $13.8 million for the same period a year ago.

Deposits totaled $323.8 million at March 31, 2009, up $33.9 million, or 11.70%, from year-end 2008. During the first quarter of 2009, our core deposits (NOW, demand, money market and passbook accounts) increased $29.8 million and our certificates of deposit increased $2.9 million. Additionally, brokered deposits grew $1.2 million during 2009. A significant portion of the increase in our core deposits was from our online NOW account. At March 31, 2009, core deposits represented 44.45% of total deposits compared to 39.38% at December 31, 2008, and brokered deposits represented 25.22% of total deposits compared to 27.75% at December 31, 2008.

Since the end of 2008, FHLB borrowings decreased $2.5 million, or 3.38%, to $71.5 million at March 31, 2009 from $74.0 million at December 31, 2008, as we repaid borrowings and were able to fund our loan growth with the increase in customer deposits during the first quarter of 2009.

Allowance for Loan Losses

At March 31, 2009, the allowance for loan losses was $4.1 million, or 1.11% of total gross loans receivable, excluding loans held for sale, compared to $3.6 million, or 1.06% of total gross loans receivable, excluding loans held for sale, at year-end 2008.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2009, but there can be no assurance that actual losses will not exceed the estimated amounts. The Bank is experiencing increased delinquencies which may necessitate the provision of additional loan loss allocations. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at March 31, 2009 were $5.8 million, or 1.32% of total assets, compared to $3.5 million, or 0.85% of total assets, at December 31, 2008. Non-accrual loans at March 31, 2009 consisted of $2.3 million of commercial real estate loans, $2.2 million of single-family residential real estate loans, $1.2 million of multi-family residential real estate loans and $0.1 million of unsecured consumer loans. This compares to $3.1 million of commercial real estate loans, $0.2 million of multi-family residential real estate loans and $0.2 million of commercial and unsecured consumer loans at December 31, 2008.

The Bank performed an impairment analysis for all non-accrual loans, and recorded specific loss allocations for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No.114, Accounting by Creditors for Impairment of a Loan. The Bank increased specific loss allocations for impaired loans by $0.4 million during the quarter. The increase in the specific loss allocations is mainly related to two single-family residential loans totaling $2.0 million and one church loan totaling $1.3 million. The loans are non-performing and the recent appraisal of the underlying collaterals reflected a decrease in values, and the Bank accordingly allocated $0.4 million of specific loss allocations. Six loans held for sale totaling $6.7 million, with a specific valuation allowance of $365 thousand, were considered impaired as of March 31, 2009. This compares to two loans held for sale totaling $1.2 million, with a specific valuation allowance of $260 thousand, were considered impaired as of December 31, 2008. The Bank had no loans in foreclosure or REO (real estate owned) properties at March 31, 2009 and December 31, 2008.

Performance Ratios

The annualized return on average equity for first quarter 2009 was 8.01%, compared to 5.24% for fourth quarter 2008 and 10.89% for first quarter 2008. The decrease in our annualized return on average equity between first quarters was primarily due to the $9.0 million senior preferred stock TARP funds invested in the Company by the United States Department of Treasury in November 2008. The annualized return on average assets for first quarter 2009 was 0.63%, compared to 0.36% for fourth quarter 2008 and 0.66% for first quarter 2008. The efficiency ratio for first quarter 2009 was 64.02%, compared to 74.19% for fourth quarter 2008 and 68.72% for first quarter 2008. The improvement in our annualized return on average assets and efficiency ratio was primarily due to higher net earnings in the first quarter of 2009 as a result of higher net interest income, which exceeded increases in the provision for loan losses and non-interest expense.

Liquidity, Capital Resources and Market Risk

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the senior preferred stock issued in the fourth quarter of 2008 to the United States Department of Treasury, preferred stock issued in 2002 and in 2006, the junior subordinated debentures issued during the first quarter of 2004, and the sale to Cathay General Bancorp of 70,000 shares of common stock during the second quarter of 2004 and 145,000 shares of common stock during the second quarter of 2006. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

The Bank’s primary sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

Since December 31, 2008, there has been no material change in the Company’s interest rate sensitivity. For a discussion on the Company’s interest rate sensitivity and market risk, see the Company’s annual report on Form 10-K for the year ended December 31, 2008, including the Company’s audited consolidated financial statements and the notes thereto.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2009, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). However, the Bank’s Total Risk-Based Capital ratio fell short of management’s goal to keep the ratio above 11.00%, as communicated to the Bank’s primary regulator.

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at March 31, 2009

Tangible ratio	1.50%	N/A	7.85%

Core Capital ratio	4.00%	5.00%	7.85%

Tier 1 Risk-based ratio	4.00%	6.00%	10.01%

Total Risk-based ratio	8.00%	10.00%	10.91%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to March 31, 2009.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Holliday lawsuit, described in the Company’s Form 10-K for the period ended December 31, 2008 is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome.

Item 1A.	RISK FACTORS

As of March 31, 2009, there were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 -	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2009	By: /s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: May 14, 2009	By: /s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer