Form 10-Q
period 2009-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2009-08-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,365 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of July 31, 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$8,990	$7,476
Federal funds sold	1,500	—

Cash and cash equivalents	10,490	7,476
Securities available for sale, at fair value	4,024	4,222
Securities held to maturity (fair value of $19,526 at June 30, 2009 and $22,805 at December 31, 2008)	19,068	22,792
Loans receivable held for sale, net	23,055	24,576
Loans receivable, net of allowance of $5,664 and $3,559	409,598	333,273
Accrued interest receivable	2,469	2,295
Federal Home Loan Bank (FHLB) stock, at cost	4,136	4,098
Office properties and equipment, net	5,457	5,535
Bank owned life insurance	2,370	2,323
Other assets	1,636	1,344

Total assets	$482,303	$407,934

Liabilities and stockholders’ equity
Deposits	$367,942	$289,917
Federal Home Loan Bank advances	71,500	74,000
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	383	509
Deferred income taxes	508	469
Other liabilities	2,942	4,350

Total liabilities	449,275	375,245

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at June 30, 2009 and December 31, 2008; liquidation preference of $9,000 at June 30, 2009 and December 31, 2008	8,963	8,963
Preferred stock discount	(640)	(702)
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2009 and December 31, 2008; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2009 and December 31, 2008	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at June 30, 2009 and December 31, 2008; outstanding 1,743,365 shares at June 30, 2009 and 1,742,765 shares at December 31, 2008	20	20
Common stock warrant	723	723
Additional paid-in capital	12,279	12,240
Accumulated other comprehensive income, net of taxes of $61 and $22 at June 30, 2009 and December 31, 2008	91	32
Retained earnings-substantially restricted	15,049	14,878
Treasury stock-at cost, 270,577 shares at June 30, 2009 and 271,177 shares at December 31, 2008	(3,459)	(3,467)

Total stockholders’ equity	33,028	32,689

Total liabilities and stockholders’ equity	$482,303	$407,934

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,683	$5,802	$12,937	$11,486
Interest on mortgage-backed securities	266	353	560	722
Interest on investment securities	12	13	25	29
Other interest income	32	105	66	205

Total interest income	6,993	6,273	13,588	12,442

Interest on deposits	1,813	1,627	3,538	3,294
Interest on borrowings	745	1,114	1,497	2,277

Total interest expense	2,558	2,741	5,035	5,571

Net interest income before provision for loan losses	4,435	3,532	8,553	6,871
Provision for loan losses	1,589	159	2,105	317

Net interest income after provision for loan losses	2,846	3,373	6,448	6,554

Non-interest income:
Service charges	328	309	675	558
Net gains on mortgage banking activities	—	21	17	35
Provision for losses on loans held for sale	(245)	—	(350)	—
Other	34	36	71	69

Total non-interest income	117	366	413	662

Non-interest expense:
Compensation and benefits	1,368	1,511	2,994	2,958
Occupancy expense, net	383	343	728	676
Information services	211	176	409	348
Professional services	177	136	350	239
Office services and supplies	149	150	293	292
FDIC insurance	387	29	492	49
Other	284	263	519	544

Total non-interest expense	2,959	2,608	5,785	5,106

Earnings before income taxes	4	1,131	1,076	2,110
Income taxes	(30)	435	380	807

Net earnings	$34	$696	$696	$1,303

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(6)	$(74)	$98	$(35)
Income tax effect	2	29	(39)	13

Other comprehensive income (loss), net of tax	(4)	(45)	59	(22)

Comprehensive earnings	$30	$651	$755	$1,281

Net earnings	$34	$696	$696	$1,303
Dividends and discount accretion on preferred stock	(188)	(44)	(351)	(64)

Earnings (loss) available to common shareholders	$(154)	$652	$345	$1,239

Earnings (loss) per common share-basic	$(0.09)	$0.37	$0.20	$0.70

Earnings (loss) per common share-diluted	$(0.09)	$0.36	$0.20	$0.69

Dividends declared per share-common stock	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$696	$1,303
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	2,105	317
Depreciation	217	201
Net amortization of premiums and discounts on loans purchased	(7)	(4)
Net amortization of deferred loan origination costs (fees)	10	(42)
Net amortization of premiums on mortgage-backed securities	11	17
Stock-based compensation expense	41	10
Net gains on mortgage banking activities	(17)	(35)
Provision for losses on loans held for sale	350	—
Earnings on bank owned life insurance	(47)	(48)
FHLB stock dividends	—	(120)
Net change in:
Loans receivable held for sale, net	1,188	(8,711)
Accrued interest receivable	(174)	(214)
Other assets	(292)	(185)
Other liabilities	(1,408)	752

Net cash provided by (used in) operating activities	2,673	(6,759)

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	299	410
Held-to-maturity securities:
Maturities, prepayments and calls	3,710	3,708
Net change in loans receivable	(78,433)	(25,376)
Purchase of Federal Home Loan Bank stock	(38)	(772)
Additions to office properties and equipment	(139)	(152)

Net cash used in investing activities	(74,601)	(22,182)

Cash flows from financing activities:
Net change in deposits	78,025	25,379
Proceeds from Federal Home Loan Bank advances	—	35,200
Repayments on Federal Home Loan Bank advances	(2,500)	(31,000)
Net increase in other borrowings	—	2,500
Cash dividends paid	(463)	(240)
Purchases of treasury stock	—	(58)
Reissuance of treasury stock	6	8
Net change in advance payments by borrowers for taxes and insurance	(126)	(69)

Net cash provided by financing activities	74,942	31,720

Net increase in cash and cash equivalents	3,014	2,779
Cash and cash equivalents at beginning of period	7,476	4,331

Cash and cash equivalents at end of period	$10,490	$7,110

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,973	$5,449

Cash paid for income taxes	$1,525	$422

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These consolidated financial statements consider events that occurred through August 14, 2009, the date the consolidated financial statements were issued.

Some items in the prior period consolidated financial statements were reclassified to conform to the current presentation.

NOTE (2) – Recent Accounting Pronouncements

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events. FAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard is effective for interim and annual periods ending after June

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

15, 2009. The impact of adoption for the period ending June 30, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 replaces FAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The impact of adoption at June 30, 2009 was not material to the Company’s consolidated financial condition or results of operations as it only requires disclosures which are included in Note 6.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

NOTE (3) – Earnings (Loss) Per Common Share

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

The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share)
Basic
Net earnings	$34	$696	$696	$1,303
Less: Preferred stock dividends and accretion	(188)	(44)	(351)	(64)

Earnings (loss) available to common shareholders	$(154)	$652	$345	$1,239

Weighted average common shares outstanding	1,743,002	1,757,523	1,742,884	1,758,789

Basic earnings (loss) per common share	$(0.09)	$0.37	$0.20	$0.70

Diluted
Net earnings	$34	$696	$696	$1,303
Less: Preferred stock dividends and accretion	(188)	(44)	(351)	(64)

Earnings (loss) available to common shareholders	$(154)	$652	$345	$1,239

Weighted average common shares outstanding	1,743,002	1,757,523	1,742,884	1,758,789
Add: dilutive effects of assumed exercises of stock options	3,281	48,440	2,746	49,704

Average shares and dilutive potential common shares	1,746,283	1,805,963	1,745,630	1,808,493

Diluted earnings (loss) per common share	$(0.09)	$0.36	$0.20	$0.69

Stock options and warrant for 401,500 and 367,482 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2009 and for 45,482 and 45,482 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2008 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Available-for-sale
Mortgage-backed	$3,872	$152	$—	$4,024

Total	$3,872	$152	$—	$4,024

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
Mortgage-backed	$18,068	$371	$—	$18,439
U.S. Government and federal agency	1,000	87	—	1,087

Total	$19,068	$458	$—	$19,526

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Available-for-sale
Mortgage-backed	$4,168	$54	$—	$4,222

Total	$4,168	$54	$—	$4,222

Held-to-maturity
Mortgage-backed	$21,792	$92	$(183)	$21,701
U.S. Government and federal agency	1,000	104	—	1,104

Total	$22,792	$196	$(183)	$22,805

At June 30, 2009 and December 31, 2008, securities with carrying amounts of $2.2 million and $2.3 million were pledged to secure public deposits and $16.9 million and $20.5 million were pledged as collateral for FHLB advances. At June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the six months ended June 30, 2009 and 2008.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity were as follows. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	—	—	1,000	1,087
Due from five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed	3,872	4,024	18,068	18,439

Total	$3,872	$4,024	$19,068	$19,526

We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

There were no securities with unrealized losses at June 30, 2009. Securities with unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Mortgage-backed, held to maturity	$11,599	$(183)	$—	$—	$11,599	$(183)

Total temporarily impaired	$11,599	$(183)	$—	$—	$11,599	$(183)

NOTE (5) – Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	For the six months ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$3,559	$2,051
Provision for loan losses	2,105	317
Recoveries	—	—
Loans charged off	—	(3)

Ending balance	$5,664	$2,365

The following is a summary of the Bank’s non-accrual loans by loan type at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Real estate:
One-to-four units	$3,111	$—
Five or more units	412	200
Commercial	4,465	3,119
Other	2,390	144

Total non-accrual loans	$10,378	$3,463

Individually impaired loans were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$—	$—
Impaired loans with allocated allowance for loan losses	9,061	1,191

Total	$9,061	$1,191

Allowance for loan losses allocated to impaired loans	$1,935	$384

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At June 30, 2009, loans modified in a troubled debt restructuring (“TDR”) totaled $6.3 million, all of which were on accrual status, as the loans are expected to fully perform under the modified loan terms. The net carrying value of TDRs is evaluated on at least a quarterly basis and valuation allowances are adjusted for changes in the estimated present value of the expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2008, one loan for $0.8 million was modified in a troubled debt restructuring. As of June 30, 2009 and December 31, 2008, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

At June 30, 2009, six loans held for sale totaling $6.7 million were considered non-performing, which required a specific valuation allowance of $610 thousand. At December 31, 2008, two loans held for sale totaling $1.2 million were considered non-performing, which required a specific valuation allowance of $260 thousand.

NOTE (6) – Fair Value

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale - mortgage-backed	$—	$4,024	$—

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale - mortgage-backed	$—	$4,222	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$—	$23,055	$—
Impaired loans with specific loss allocations	—	—	7,126

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$—	$24,576	$—
Impaired loans with specific loss allocations	—	—	807

The following impairment charges recognized during the three and six months ended June 30, 2009 for assets measured at fair value on a non-recurring basis are discussed below. There were no impairment charges recognized during the three and six months ended June 30, 2008.

Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $23.1 million, with a valuation allowance of $610 thousand at June 30, 2009, $23.3 million, with a valuation allowance of $365 thousand at March 31, 2009 and $24.6 million, with a valuation allowance of $260 thousand at December 31, 2008,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

resulting in a provision for loan losses on loans held for sale of $245 thousand and $350 thousand for the three and six months ended June 30, 2009.

Impaired loans with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.1 million, with a valuation allowance of $1.9 million at June 30, 2009, a carrying amount of $4.5 million, with a valuation allowance of $795 thousand at March 31, 2009, and a carrying amount of $1.2 million, with a valuation allowance of $384 thousand at December 31, 2008, resulting in an additional provision for loan losses of $1.1 million and $1.6 million for the three and six months ended June 30, 2009.

Fair Values of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which were carried on the consolidated financial statements at either cost or at lower of cost or fair value, in accordance with GAAP.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,490	$10,490	$7,476	$7,476
Securities available for sale	4,024	4,024	4,222	4,222
Securities held to maturity	19,068	19,526	22,792	22,805
Loans receivable held for sale, net	23,055	23,055	24,576	24,576
Loans receivable, net	409,598	412,163	333,273	334,994
Federal Home Loan Bank stock	4,136	N/A	4,098	N/A
Accrued interest receivable	2,469	2,469	2,295	2,295

Financial Liabilities:
Deposits	$(367,942)	$(363,884)	$(289,917)	$(289,531)
Federal Home Loan Bank advances	(71,500)	(74,850)	(74,000)	(78,829)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(383)	(383)	(509)	(509)
Accrued interest payable	(601)	(601)	(539)	(539)

The methods and assumptions used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans, deposits and borrowings that reprice frequently and fully. As described in more detail above, security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. The fair values of loans receivable held for sale, net are based upon binding quotes from third party investors, if available, and if not available, the fair values are based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2009

transferability. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2009 and December 31, 2008, and are not considered significant to this presentation.

NOTE (7) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which authorizes up to a maximum of 351,718 shares plus certain shares covered under the Company’s 1996 Long-Term Incentive Plan and 1996 Stock Option Plan, which have expired. At June 30, 2009, 208,593 shares remain available for issuance of future grants. The granting of awards to key employees and directors is typically in the form of options to purchase capital stock.

During the first six months of 2009, the Company granted 88,125 stock options, with an average grant date fair value of $2.86 per share, of which 75,000 options vest over five years and 13,125 options vest over one year. These options expire in ten years. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $252 thousand. The Company will expense this amount ratably over the vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 104.93%, a risk free interest rate of 2.71%, an expected option term of ten years, and a 4.17% dividend yield.

The Company recorded $24 thousand of stock-based compensation expense, net of tax, during the first six months of 2009 compared to $6 thousand for the first six months of 2008.

NOTE (8) – Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements. The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof, as well as a constructive trust on the escrow funds. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan. The lawsuit is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome. Management plans to vigorously defend against the lawsuit. No loss has been accrued for this lawsuit and no specific allowance for loan loss allocation has been established for the related $2.2 million loan, but the loan is on nonaccrual status as of June 30, 2009. Management believes the loan and the non-accrued interest receivable of $77 thousand, as of June 30, 2009, are fully collectible assuming the deposit account balance securing the loan can be offset against the loan and the non-accrued interest receivable balances. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located primarily in Southern California. At June 30, 2009, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the second quarter of 2009 were $34 thousand, or ($0.09) diluted loss per common share, down $662 thousand, or 95.11%, when compared with net earnings of $696 thousand, or $0.36 per diluted common share, in the second quarter of 2008. The decrease in net earnings was due to a $1.4 million increase in the provision for loan losses, which was partially offset by higher net interest income before provision for loan losses.

For the six months ended June 30, 2009, net earnings totaled $0.7 million, or $0.20 per diluted common share, down $0.6 million, or 46.58%, when compared with net earnings of $1.3 million, or $0.69 per diluted common share, for the same period in 2008.

Net Interest Income

Net interest income before provision for loan losses of $4.4 million for the second quarter of 2009 was up $903 thousand, or 25.57%, from the second quarter a year ago. The increase was attributable to continued growth in our interest-earning assets and improvement in our annualized net interest rate margin. Interest-earning assets averaged $450.0 million for the second quarter of 2009, up $78.7 million, or 21.18%, from the same period a year ago. Our net interest margin improved 14 basis points to 3.94% for the second quarter of 2009 from 3.80% for the same period a year ago.

The annualized yield on our average interest-earning assets decreased 54 basis points to 6.22% for the second quarter of 2009 from 6.76% for the same period a year ago, primarily as a result of the downward re-pricing of our loan portfolio caused by multiple Federal Reserve rate cuts throughout 2008. Also contributing to the lower annualized yield on our average interest-earning assets was an increase in our delinquent loans that are 90 or more days past due, for which we do not accrue interest income. Non-accrual loans totaled $10.4 million at June 30, 2009 compared to $5.8 million at March 31, 2009 and $3.5 million at December 31, 2008.

The annualized cost of our average interest-bearing liabilities decreased 69 basis points to 2.39% for the second quarter of 2009 from 3.08% for the same period a year ago. The decrease in the annualized cost of our average interest-bearing liabilities was primarily attributable to the Federal Reserve lowering the Fed Funds rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the first half of 2009. This has allowed the Bank to reduce the rates it pays on its deposit products.

The net impact of these factors resulted in an annualized net interest rate spread of 3.83% for the second quarter of 2009, a 15 basis point improvement from the second quarter a year ago.

For the six months ended June 30, 2009, net interest income before provision for loan losses totaled $8.6 million, up $1.7 million, or 24.48%, from a year ago, as a result of increased average interest-earning assets and higher net interest margin.

Provision for Loan Losses

During the second quarter of 2009, the provision for loan losses totaled $1.6 million, compared to $159 thousand for the same period a year ago. The provision recorded in the second quarter of 2009 recognizes the 13.42% growth in outstanding loans and an increase in loan delinquencies, non-performing loans and a $1.1 million increase in specific loss allocations for impaired loans during the second quarter of 2009.

For the six months ended June 30, 2009, the provision for loan losses totaled $2.1 million compared to $317 thousand of provision in the year-ago period. The increase in loan loss provision was primarily due to the 23.28% growth in outstanding loans and an increase in loan delinquencies, non-performing loans and a $1.6 million increase in specific loss allocations for impaired loans during the first six months of 2009.

Non-interest Income

Non-interest income totaled $117 thousand for the second quarter of 2009, down $249 thousand, or 68.03%, from the second quarter a year ago, primarily due to $245 thousand of provision for losses on loans held for sale in second quarter 2009 compared to none in second quarter 2008, as we experienced increased delinquencies and declining collateral values on our held for sale loan portfolio.

For the six months ended June 30, 2009, non-interest income totaled $413 thousand, down $249 thousand, or 37.61%, from a year ago. The decrease primarily reflected $350 thousand of higher provision for losses on loans held for sale which was partially offset by $117 thousand of higher service charges. The increase in non-interest income from service charges resulted from increased late fee income charged for delinquent loan payments and increased loan servicing fee income with the growth in our investor loan portfolio.

Non-interest Expense

Non-interest expense totaled $3.0 million for the second quarter of 2009, up $351 thousand, or 13.46%, from the second quarter a year ago. A large portion of the increase was due to an increase of $358 thousand, or 1,234.48%, in FDIC insurance premium expense. The significant increase in FDIC insurance expense for the second quarter of 2009 is primarily due to an accrual for a special assessment imposed by the FDIC which is payable by September 30, 2009. Additionally, the regular assessment rate was increased over the prior year rate. The increase in FDIC assessments became necessary to recapitalize the FDIC insurance fund as the result of insurance claims paid for numerous bank failures in 2008 and year-to-date in 2009. Management expects FDIC insurance premiums to remain at elevated levels through at least 2011. Also contributing to higher non-interest expense were increases in occupancy expense ($40 thousand, or 11.66%), information services expense ($35 thousand, or 19.89%) and professional services expense ($41 thousand, or 30.15%). Partially offsetting these increases in non-interest expense was lower compensation and benefits expense, which decreased by $143 thousand, or 9.46%. The decrease in compensation and benefits expense was primarily due to reversal of accrued bonus which was partially offset by higher salaries expense resulting from annual pay increases and staff addition.

For the six months ended June 30, 2009, non-interest expense totaled $5.8 million, up $0.7 million, or 13.30%, from a year ago, primarily reflecting higher occupancy expense, information services expense, professional services expense and FDIC insurance expense, as discussed above.

Income Taxes

During the second quarter of 2009, the Company recognized an income tax benefit of $30 thousand compared to the recognition of an income tax expense of $435 thousand during the second quarter of 2008. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. The Company’s effective income tax rate was (750.00%) for the second quarter of 2009 compared to 38.46% for the second quarter of 2008. The Company’s effective income tax rate was 35.32% for the six months ended June 30, 2009 compared to 38.25% for the same period in the prior year. The effective income tax rate for the three and six months ended June 30, 2009 was significantly reduced by the amount of non-taxable income from earnings on bank owned life insurance and the impact of state income tax deductions for loans made in designated enterprise zones.

Financial Condition

Assets, Loan Originations, Deposits and Borrowings

At June 30, 2009, assets totaled $482.3 million, up $74.4 million, or 18.23%, from year-end 2008. During the first half of 2009, net loans, including loans held for sale, increased $74.8 million, or 20.90%.

Loan originations, including purchases, for the six months ended June 30, 2009 totaled $97.8 million, up $29.4 million, or 42.98%, from $68.4 million for the same period a year ago. Loan repayments, including loan sales, amounted to $21.6 million for the six months ended June 30, 2009, down $13.2 million, or 37.93%, from $34.8 million for the same period a year ago.

Deposits totaled $367.9 million at June 30, 2009, up $78.0 million, or 26.91%, from year-end 2008, as turmoil in the credit and equity markets has made deposit products in healthy financial institutions, like the Bank, attractive for many customers. During the first half of 2009, our core deposits (NOW, demand, money market and passbook accounts) increased $38.2 million and our certificates of deposit increased $27.0 million. Additionally, brokered deposits grew $12.8 million during 2009, primarily in CDARS. A significant portion of the increase in our core deposits was from our online NOW account. At June 30, 2009, core deposits represented 41.42% of total deposits compared to 39.38% at December 31, 2008, and brokered deposits represented 25.35% of total deposits compared to 27.75% at December 31, 2008.

Since the end of 2008, FHLB borrowings decreased $2.5 million, or 3.38%, to $71.5 million at June 30, 2009 from $74.0 million at December 31, 2008, as we repaid borrowings and were able to fund our loan growth with the increase in customer deposits described above.

Allowance for Loan Losses

At June 30, 2009, the allowance for loan losses was $5.7 million, or 1.36% of total gross loans receivable, excluding loans held for sale, compared to $3.6 million, or 1.06% of total gross loans receivable, excluding loans held for sale, at year-end 2008. The $2.1 million increase in the allowance for loan losses from December 31, 2008 to June 30, 2009 was due to a 23.28% increase in outstanding loans and an increase in loan delinquencies, non-performing loans and a $1.6 million increase in specific loss allocations for impaired loans during the first six months of 2009.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2009, but there can be no assurance that actual losses will not exceed the estimated amounts. The Bank is experiencing increased delinquencies which may necessitate the provision of additional loan loss allocations. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

Non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due, at June 30, 2009 were $10.4 million, or 2.15% of total assets, compared to $3.5 million, or 0.85% of total assets, at December 31, 2008. At June 30, 2009, one-to-four family non-performing loans totaled $3.1 million, multi-family/CRE non-performing loans totaled $4.9 million and commercial and unsecured consumer non-performing loans totaled $2.4 million compared to $3.3 million of multi-family/CRE non-performing loans and $0.2 million of commercial and unsecured consumer loans at December 31, 2008.

The Bank performed an impairment analysis for all non-performing loans, and recorded specific loss allocations for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No.114, Accounting by Creditors for Impairment of a Loan. The Bank increased specific loss allocations for impaired loans by $1.1 million during the second quarter of 2009 and by $1.6 million during the first six months of 2009. The increase in the specific loss allocations for the second quarter of 2009 is mainly related to three one-to-four family residential loans totaling $1.9 million and three commercial real estate loans totaling $3.4 million. The loans are non-performing and the recent valuation of the underlying collateral reflected a decrease in values, and the Bank accordingly allocated an additional $1.1 million of specific loss allocations during the second quarter of 2009.

Six loans held for sale totaling $6.7 million, with a specific valuation allowance of $610 thousand, were considered non-performing as of June 30, 2009. These same loans were considered non-performing at March 31, 2009, with a specific valuation allowance of $365 thousand. This compares to two loans held for sale totaling $1.2 million, with a specific valuation allowance of $260 thousand, which were considered non-performing as of December 31, 2008.

The Bank had no loans in foreclosure or REO (real estate owned) properties at June 30, 2009 or December 31, 2008.

The Bank has a long history of excellent asset quality, but in the current economic situation, the Bank, like most other financial institutions, is experiencing an increase in non-performing loans. The Bank takes a proactive approach to managing delinquent loans and decreasing the volume of non-performing assets, which includes conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank reviews its delinquencies on a loan by loan basis, exploring ways to help borrowers meet their obligations and return them back to a current performing status as soon as possible.

Performance Ratios

The annualized return on average equity for second quarter 2009 was 0.41%, compared to 5.24% for fourth quarter 2008 and 12.18% for second quarter 2008. The annualized return on average assets for second quarter 2009 was 0.03%, compared to 0.36% for fourth quarter 2008 and 0.73% for second quarter 2008. The annualized returns on average equity and average assets were negatively impacted by the substantial increase in our provision for loan losses for the second quarter of 2009 compared to the same period a year ago. The efficiency ratio for second quarter 2009 was 65.00%, compared to 74.19% for fourth quarter 2008 and 66.91% for second quarter 2008. The improvement in our efficiency ratio was primarily due to higher net interest income before provision for loan losses for the second quarter of 2009 primarily as a result of the strong growth in our interest earning assets and improvement in our net interest rate margin.

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

Broadway Federal was in compliance with all capital requirements in effect at June 30, 2009, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at June 30, 2009

Tangible ratio	1.50%	N/A	7.75%

Core Capital ratio	4.00%	5.00%	7.75%

Tier 1 Risk-based ratio	4.00%	6.00%	10.15%

Total Risk-based ratio	8.00%	10.00%	11.05%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to June 30, 2009.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Holliday lawsuit, described in the Company’s Form 10-K for the period ended December 31, 2008 is still in the discovery phase and our attorney has not expressed an opinion as to the likely outcome.

Item 1A.	RISK FACTORS

As of June 30, 2009, there were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 24, 2009 for the following purposes:

(a) To elect two directors to serve until the Annual Meeting to be held in the year 2012 and until their successors are elected and have been qualified.

At the meeting, the stockholders re-elected Mr. Paul C. Hudson and Mr. Kellogg Chan to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Mr. Paul C. Hudson
For	1,601,846
Against	0
Abstain	104,915

Mr. Kellogg Chan
For	1,676,565
Against	0
Abstain	30,196

(b) To ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

At the meeting, the stockholders ratified the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for 2009 based upon 1,697,930 shares voting “for”, 1,817 shares voting “against” and 7,014 shares abstaining.

(c) To cast an advisory (non-binding) vote on the Company’s executive compensation.

At the meeting, the stockholders approved the Company’s executive compensation based upon 1,665,151 shares voting “for”, 30,525 shares voting “against”, 11,085 shares abstaining.

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

Date: August 14, 2009	By: /s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: August 14, 2009	By: /s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer