Form 10-Q
period 2009-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2009-11-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,365 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$7,564	$7,476
Securities available for sale, at fair value	15,697	4,222
Securities held to maturity (fair value of $17,956 at September 30, 2009 and $22,805 at December 31, 2008)	17,356	22,792
Loans receivable held for sale, net	21,091	24,576
Loans receivable, net of allowance of $7,069 and $3,559	439,464	333,273
Accrued interest receivable	2,710	2,295
Federal Home Loan Bank (FHLB) stock, at cost	4,136	4,098
Office properties and equipment, net	5,447	5,535
Bank owned life insurance	2,393	2,323
Real estate owned (REO)	1,056	—
Deferred tax assets, net	1,313	—
Other assets	1,749	1,344

Total assets	$519,976	$407,934

Liabilities and stockholders’ equity
Deposits	$395,788	$289,917
Federal Home Loan Bank advances	78,800	74,000
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	921	509
Deferred income taxes	—	469
Other liabilities	5,177	4,350

Total liabilities	486,686	375,245

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at September 30, 2009 and December 31, 2008; liquidation preference of $9,000 at September 30, 2009 and December 31, 2008	8,963	8,963
Preferred stock discount	(608)	(702)
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2009 and December 31, 2008; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at September 30, 2009 and December 31, 2008	2	2
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at September 30, 2009 and December 31, 2008; outstanding 1,743,365 shares at September 30, 2009 and 1,742,765 shares at December 31, 2008	20	20
Common stock warrant	723	723
Additional paid-in capital	12,320	12,240
Accumulated other comprehensive income, net of taxes of $132 and $22 at September 30, 2009 and December 31, 2008	198	32
Retained earnings-substantially restricted	15,131	14,878
Treasury stock-at cost, 270,577 shares at September 30, 2009 and 271,177 shares at December 31, 2008	(3,459)	(3,467)

Total stockholders’ equity	33,290	32,689

Total liabilities and stockholders’ equity	$519,976	$407,934

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$7,321	$6,050	$20,258	$17,536
Interest on mortgage-backed securities	286	335	846	1,057
Interest on investment securities	13	13	38	42
Other interest income	31	111	97	316

Total interest income	7,651	6,509	21,239	18,951

Interest on deposits	1,771	1,910	5,309	5,204
Interest on borrowings	748	916	2,245	3,193

Total interest expense	2,519	2,826	7,554	8,397

Net interest income before provision for loan losses	5,132	3,683	13,685	10,554
Provision for loan losses	1,831	630	3,936	947

Net interest income after provision for loan losses	3,301	3,053	9,749	9,607

Non-interest income:
Service charges	278	329	953	887
Net gains (losses) on mortgage banking activities	(11)	222	6	257
Provision for losses on loans held for sale	(267)	—	(617)	—
Other	34	34	105	103

Total non-interest income	34	585	447	1,247

Non-interest expense:
Compensation and benefits	1,538	1,450	4,532	4,408
Occupancy expense, net	328	355	1,056	1,031
Information services	212	181	621	529
Professional services	222	157	572	396
Office services and supplies	142	144	435	436
FDIC insurance	150	52	642	101
Other	224	285	743	829

Total non-interest expense	2,816	2,624	8,601	7,730

Earnings before income taxes	519	1,014	1,595	3,124
Income taxes	186	385	566	1,192

Net earnings	$333	$629	$1,029	$1,932

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$178	$22	$276	$(13)
Income tax effect	(71)	(8)	(110)	5

Other comprehensive income (loss), net of tax	107	14	166	(8)

Comprehensive earnings	$440	$643	$1,195	$1,924

Net earnings	$333	$629	$1,029	$1,932
Dividends and discount accretion on preferred stock	(164)	(19)	(515)	(83)

Earnings available to common shareholders	$169	$610	$514	$1,849

Earnings per common share-basic	$0.10	$0.35	$0.29	$1.05

Earnings per common share-diluted	$0.10	$0.34	$0.29	$1.02

Dividends declared per share-common stock	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,029	$1,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,936	947
Depreciation	329	304
Net amortization of premiums and discounts on loans purchased	(8)	(6)
Net amortization of deferred loan origination costs (fees)	9	(73)
Net amortization of premiums on mortgage-backed securities	39	23
Stock-based compensation expense	82	16
Net gains on mortgage banking activities	(6)	(257)
Provision for losses on loans held for sale	617	—
Earnings on bank owned life insurance	(70)	(72)
FHLB stock dividends	—	(203)
Net change in:
Loans receivable held for sale, net	2,874	603
Accrued interest receivable	(415)	(352)
Deferred income taxes	(1,892)	—
Other assets	(405)	(446)
Other liabilities	827	1,170

Net cash provided by operating activities	6,946	3,586

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	692	506
Purchases	(11,910)	—
Held-to-maturity securities:
Maturities, prepayments and calls	5,416	4,830
Net change in loans receivable	(111,184)	(48,141)
Purchase of Federal Home Loan Bank stock	(38)	(772)
Additions to office properties and equipment	(241)	(188)

Net cash used in investing activities	(117,265)	(43,765)

Cash flows from financing activities:
Net change in deposits	105,871	66,233
Proceeds from Federal Home Loan Bank advances	7,300	29,200
Repayments on Federal Home Loan Bank advances	(2,500)	(53,700)
Net increase in other borrowings	—	2,500
Cash dividends paid	(682)	(348)
Purchases of treasury stock	—	(62)
Reissuance of treasury stock	6	8
Net change in advance payments by borrowers for taxes and insurance	412	297

Net cash provided by financing activities	110,407	44,128

Net increase in cash and cash equivalents	88	3,949
Cash and cash equivalents at beginning of period	7,476	4,331

Cash and cash equivalents at end of period	$7,564	$8,280

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,611	$8,285

Cash paid for income taxes	$2,065	$642

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable from loans receivable, net to real estate owned	$1,056	$—

Transfers of loans receivable from loans receivable, net to loans receivable held for sale	$—	$22,176

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These consolidated financial statements consider events that occurred through November 13, 2009, the date the consolidated financial statements were issued.

Some items in the prior period consolidated financial statements were reclassified to conform to the current presentation.

NOTE (2) – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162, codified under “Generally Accepted Accounting Principles” Topic of the FASB Accounting Standards Codification (“ASC”). The Statement designates ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). ASC does not change GAAP. Instead, it reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. Accounting literature included in ASC is referenced by Topic, Subtopic, Section, and Paragraph. Financial statements issued for all interim and annual periods ending after September 15, 2009 need to reference accounting guidance embodied in ASC as opposed to referencing the previously authoritative pronouncements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, codified under the “Business Combinations” Topic of the ASC, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The provisions are effective for fiscal years beginning after December 15, 2008. The impact of adoption of this standard is dependent on future business combinations the Company may enter into.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, codified under the “Consolidation” Topic of the ASC, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, the provisions require that transactions between an entity and noncontrolling interests be treated as equity transactions. The provisions are effective for fiscal years beginning after December 15, 2008. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, codified under the “Derivatives and Hedging” Topic of the ASC. The guidance requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions are effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified under the “Investments” Topic of the ASC, which modifies and expands other-than-temporary impairment guidance for debt securities. This guidance addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Additionally, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified under the “Fair Value Measurements and Disclosures” Topic of the ASC, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, it includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified under the “Financial Instruments” Topic of the ASC, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The impact of adoption at June 30, 2009 was not material to the Company’s consolidated financial condition or results of operations as it only requires disclosures which are included in Note 6.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, codified under the “Subsequent Events” Topic of the ASC, which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. This guidance also requires disclosure of the date through which subsequent events have been evaluated. The new standard is effective for interim and annual periods ending after June 15, 2009. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140, and Statement No. 167, Amendments to FASB Interpretation No. 46(R), codified under the “Transfers and Servicing” Topic of the ASC. These Statements change the way entities account for securitizations and

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

special-purpose entities. They will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” and change the requirements for derecognizing financial assets, and require additional disclosures. They further change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standards will require a number of new disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will also be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. The statements also enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. The Statements are effective for fiscal years beginning after November 15, 2009. Adoption of these Statements is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

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

The following table shows how we computed basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share)
Basic
Net earnings	$333	$629	$1,029	$1,932
Less: Preferred stock dividends and accretion	(164)	(19)	(515)	(83)

Earnings available to common shareholders	$169	$610	$514	$1,849

Weighted average common shares outstanding	1,743,365	1,754,967	1,743,046	1,757,505

Basic earnings per common share	$0.10	$0.35	$0.29	$1.05

Diluted
Net earnings	$333	$629	$1,029	$1,932
Less: Preferred stock dividends and accretion	(164)	(19)	(515)	(83)

Earnings available to common shareholders	$169	$610	$514	$1,849

Weighted average common shares outstanding	1,743,365	1,754,967	1,743,046	1,757,505
Add: dilutive effects of assumed exercises of stock options	2,578	50,161	2,710	50,511

Average shares and dilutive potential common shares	1,745,943	1,805,128	1,745,756	1,808,016

Diluted earnings per common share	$0.10	$0.34	$0.29	$1.02

Stock options and warrant for 401,500 and 377,688 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2009 and for 43,698 and 45,482 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2008 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Available-for-sale
Mortgage-backed	$15,367	$330	$—	$15,697

Total	$15,367	$330	$—	$15,697

Held-to-maturity
Mortgage-backed	$16,356	$499	$—	$16,855
U.S. Government and federal agency	1,000	101	—	1,101

Total	$17,356	$600	$—	$17,956

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Available-for-sale
Mortgage-backed	$4,168	$54	$—	$4,222

Total	$4,168	$54	$—	$4,222

Held-to-maturity
Mortgage-backed	$21,792	$92	$(183)	$21,701
U.S. Government and federal agency	1,000	104	—	1,104

Total	$22,792	$196	$(183)	$22,805

At September 30, 2009 and December 31, 2008, securities with carrying amounts of $1.9 million and $2.3 million were pledged to secure public deposits and $15.7 million and $20.5 million were pledged as collateral for FHLB advances. At September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the nine months ended September 30, 2009 and 2008.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity were as follows. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	—	—	1,000	1,101
Due from five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed	15,367	15,697	16,356	16,855

Total	$15,367	$15,697	$17,356	$17,956

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

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

There were no securities with unrealized losses at September 30, 2009. Securities with unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Mortgage-backed, held to maturity	$11,599	$(183)	$—	$—	$11,599	$(183)

Total temporarily impaired	$11,599	$(183)	$—	$—	$11,599	$(183)

NOTE (5) – Allowance for Loan Losses and Loans Held for Sale

Activity in the allowance for loan losses was as follows:

	For the nine months ended September 30,
	2009	2008
	(In thousands)
Beginning balance	$3,559	$2,051
Provision for loan losses	3,936	947
Recoveries	—	50
Loans charged off	(426)	(3)

Ending balance	$7,069	$3,045

The following is a summary of the Bank’s non-accrual loans by loan type at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Real estate:
One-to-four units	$3,766	$—
Five or more units	1,454	200
Commercial	6,050	3,119
Other	2,429	144

Total non-accrual loans	$13,699	$3,463

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

Individually impaired loans were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$11,616	$—
Impaired loans with allocated allowance for loan losses based on collateral	9,464	344
Impaired loans with allocated allowance for loan losses based on present value of cash flows as a TDR	10,498	847

Total	$31,578	$1,191

Allowance for loan losses allocated to impaired loans based on collateral	$2,358	$344
Allowance for loan losses allocated to impaired loans based on present value of cash flows as a TDR	505	40

Allowance for loan losses allocated to impaired loans	$2,863	$384

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At September 30, 2009, loans modified in a troubled debt restructuring (“TDR”) totaled $24.6 million, including $20.5 million included in the impaired loans disclosed above and $4.1 million included in loans receivable held for sale, with a specific valuation allowance of $233 thousand. All modified loans were on accrual status, as the loans are expected to fully perform under the modified loan terms. The net carrying value of TDRs is evaluated on at least a quarterly basis and valuation allowances are adjusted for changes in the estimated present value of the expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2008, one loan for $0.8 million was modified in a troubled debt restructuring. As of September 30, 2009 and December 31, 2008, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

At September 30, 2009, three loans held for sale totaling $2.6 million were on non-accrual and required a specific valuation allowance of $644 thousand. At December 31, 2008, two loans held for sale totaling $1.2 million were on non-accrual and required a specific valuation allowance of $260 thousand.

NOTE (6) – Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

September 30, 2009

The fair values of loans receivable held for sale, net are based upon binding quotes from 3rd party investors, if available, and if not available, the fair values are based on discounted cash flows using current market rates applied to the estimated life and credit risk.

The fair value of impaired loans with specific allocations of the allowance for loan losses and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale - mortgage-backed	$—	$15,697	$—

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale - mortgage-backed	$—	$4,222	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$—	$21,091	$—
Impaired loans with allocated allowance for loan losses based on collateral	—	—	7,106
Real estate owned	—	—	1,056

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Assets:
Loans receivable held for sale, net	$—	$24,576	$—
Impaired loans with allocated allowance for loan losses based on collateral	—	—	—
Real estate owned	—	—	—

Impairment charges recognized during the three and nine months ended September 30, 2009 and 2008 for assets measured at fair value on a non-recurring basis are discussed below.

Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $21.1 million, with a valuation allowance of $877 thousand at September 30, 2009, $23.1 million, with a valuation allowance of $610 thousand at June 30, 2009 and $24.6 million, with a valuation allowance of $260 thousand at December 31, 2008, resulting in a provision for loan losses on loans held for sale of $267 thousand and $617 thousand for the three and nine months ended September 30, 2009.

Impaired loans with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.5 million, with a valuation allowance of $2.4 million at September 30, 2009, a carrying amount of $6.5 million, with a valuation allowance of $1.9 million at June 30, 2009, and a carrying amount of $344 thousand, with a valuation allowance of $344 thousand at December 31, 2008, resulting in an additional provision for loan losses of $507 thousand and $2.0 million for the three and nine months ended September 30, 2009.

Impaired loans with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $1.2 million, with a valuation allowance of $568 thousand at September 30, 2008, a carrying amount of $144 thousand, with a valuation allowance of $144 thousand at June 30, 2008, and a carrying amount of $34 thousand, with a valuation allowance of $34 thousand at December 31, 2007, resulting in an additional provision for loan losses of $424 thousand and $534 thousand for the three and nine months ended September 30, 2008.

Real estate owned carried at estimated fair value, less estimated costs to sell, totaled $1.1 million at September 30, 2009 and $-0- at June 30, 2009 and December 31, 2008. There was no allowance for loss on such properties held at September 30, 2009 and no impairment charges were recognized for the three and nine months ended September 30, 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

Fair Values of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$7,564	$7,564	$7,476	$7,476
Securities available for sale	15,697	15,697	4,222	4,222
Securities held to maturity	17,356	17,956	22,792	22,805
Loans receivable held for sale, net	21,091	21,091	24,576	24,576
Loans receivable, net	439,464	442,066	333,273	334,994
Federal Home Loan Bank stock	4,136	N/A	4,098	N/A
Accrued interest receivable	2,710	2,710	2,295	2,295
Financial Liabilities:
Deposits	$(395,788)	$(393,879)	$(289,917)	$(289,531)
Federal Home Loan Bank advances	(78,800)	(82,552)	(74,000)	(78,829)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(921)	(921)	(509)	(509)
Accrued interest payable	(482)	(482)	(539)	(539)

The methods and assumptions used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans, deposits and borrowings that reprice frequently and fully. As described in more detail above, security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. The fair values of loans receivable held for sale, net are based upon binding quotes from third party investors, if available, and if not available, the fair values are based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The estimated fair values of other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2009 and December 31, 2008, and are not considered significant to this presentation.

NOTE (7) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which authorizes up to a maximum of 351,718 shares plus certain shares covered under the Company’s 1996 Long-Term Incentive Plan and 1996 Stock Option Plan, which have expired. At September 30, 2009, 208,593 shares remain available for issuance of future grants. The granting of awards to key employees and directors is typically in the form of options to purchase capital stock.

During the first nine months of 2009, the Company granted 88,125 stock options, with an average grant date fair value of $2.86 per share, of which 75,000 options vest over five years and 13,125 options vest over one year. These options expire in ten years. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2009

options to be $252 thousand. The Company will expense this amount ratably over the vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 104.93%, a risk free interest rate of 2.71%, an expected option term of ten years, and a 4.17% dividend yield.

The Company recorded $49 thousand of stock-based compensation expense, net of tax, during the first nine months of 2009 compared to $9 thousand for the first nine months of 2008.

NOTE (8) – Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements.

The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. The Bank filed an opposition to the motion for leave to file a third amended complaint, the hearing on which is set for November 20, 2009.

Holliday and the Bank have agreed to participate in mediation before a retired Superior Court judge on December 10, 2009 for the purpose of seeking to resolve the claims in the litigation.

With respect to the foregoing matter, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and has filed a cross-complaint against, among others, Holliday and certain other persons. As of September 30, 2009, a $300 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

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

General

Broadway Financial Corporation (the “Company”) is primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“Broadway Federal” or the “Bank”). Broadway Federal is a community-oriented savings institution dedicated to serving the African-American, Hispanic and other communities of Mid-City and South Los Angeles, California. Broadway Federal’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and non-residential real estate located primarily in Southern California. At September 30, 2009, Broadway Federal operated five retail-banking offices in Mid-City and South Los Angeles and two loan production offices in Irvine and Torrance. Broadway Federal is subject to significant competition from other financial institutions, and is also subject to regulation by federal agencies and undergoes periodic examinations by those regulatory agencies.

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

Results of Operations

Net Earnings

Net earnings for the third quarter of 2009 were $333 thousand, or $0.10 per diluted common share, down $296 thousand, or 47.06%, when compared with net earnings of $629 thousand, or $0.34 per diluted common share, in the third quarter of 2008. The decrease in net earnings was primarily due to a $1.2 million increase in the provision for loan losses and a $0.6 million decrease in non-interest income, which were partially offset by a $1.4 million increase in net interest income before provision for loan losses.

For the nine months ended September 30, 2009, net earnings totaled $1.0 million, or $0.29 per diluted common share, down $0.9 million, or 46.74%, when compared with net earnings of $1.9 million, or $1.02 per diluted common share, for the same period in 2008.

Net Interest Income

Net interest income before provision for loan losses of $5.1 million for the third quarter of 2009 was up $1.4 million, or 39.34%, from the third quarter a year ago. The increase is attributed to an increase in our average interest-earning assets of $103.9 million to $492.4 million for the quarter ended September 30, 2009, combined with an increase in the net interest margin of 38 basis points to 4.17% for the quarter ended September 30, 2009 from 3.79% for the same period in 2008.

The annualized yield on our average interest-earning assets decreased 49 basis points to 6.21% for the third quarter of 2009 from 6.70% for the same period a year ago. The decrease was primarily the result of a lower annualized yield on our average loans which decreased 42 basis points to 6.53% for the third quarter of 2009 from 6.95% for the same period in 2008. The decrease in the annualized yield on our average loans was primarily due to adjustable rate loans adjusting down as competitive market rates for loans have declined, lower loan rates on new loans, lower prepayment penalty income, and an increase in non-accrual loans for which we do not accrue interest income.

The annualized cost of our average interest-bearing liabilities decreased 91 basis points to 2.13% for the third quarter of 2009 from 3.04% for the same period a year ago. The decrease in the annualized cost of our average interest-bearing liabilities was primarily attributable to the Federal Reserve lowering the Fed Funds rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the first nine months of 2009. This has allowed the Bank to reduce the rates it pays on its deposit products and new FHLB advances.

The 49 basis point decrease in the annualized yield on our average interest-earning assets was more than offset by the 91 basis point decline in the annualized cost of our average interest-bearing liabilities, resulting in a 42 basis point improvement in our net interest rate spread for the third quarter of 2009, as compared to the third quarter of 2008.

For the nine months ended September 30, 2009, net interest income before provision for loan losses totaled $13.7 million, up $3.1 million, or 29.67%, from a year ago, as a result of increased average interest-earning assets and higher net interest margin which increased from 3.78% for the nine months ended September 30, 2008 to 4.06% for the nine months ended September 30, 2009.

Provision for Loan Losses

The provision for loan losses totaled $1.8 million for the third quarter of 2009, compared to $630 thousand for the same period a year ago. The provision recorded in the third quarter of 2009 reflects a $0.9 million increase in specific loss allocation on non-performing loans, a $0.5 million impairment resulting from troubled debt restructuring, and a $0.4 million charge-off related to foreclosure.

For the nine months ended September 30, 2009, the provision for loan losses totaled $3.9 million compared to $947 thousand of provision in the year-ago period. The increase in loan loss provision was primarily due to loan growth and an increase in loan delinquencies and non-performing loans. See further discussion under “Non-Performing Assets.”

Non-interest Income

Non-interest income totaled $34 thousand for the third quarter of 2009, down $551 thousand, or 94.19%, from the third quarter a year ago, primarily due to $267 thousand higher provision for losses on loans held for sale, net losses of $11 thousand on mortgage banking activities in 2009 compared to net gains of $222 thousand on mortgage banking activities in 2008 and $51 thousand lower service charges in 2009 compared to 2008. During the third quarter of 2009, a loan held for sale that was modified during the first quarter of 2009 became delinquent under the modified terms. As the value of the property securing such loan had declined significantly, we increased our specific loss allocation related to this loan by $270 thousand. Net gains on mortgage banking activities was lower in the third quarter of 2009 compared to the third quarter of 2008 as the prior year quarter was positively impacted by a $198 thousand valuation adjustment on our mortgage servicing rights asset. The decrease in service charges primarily reflects lower retail banking fees in the third quarter of 2009 as compared to the third quarter of 2008.

For the nine months ended September 30, 2009, non-interest income totaled $447 thousand, down $800 thousand, or 64.15%, from a year ago. The decrease primarily reflected $617 thousand higher provision for losses on loans held for sale and $251 thousand lower net gains on mortgage banking activities which were partially offset by $66 thousand higher service charges. Due to increased delinquency on several loans held for sale and decreasing values of the underlying real estate collateral, it became necessary to increase the allowance for losses on loans held for sale by $617 thousand, from $260 thousand at December 31, 2008 to $877 thousand at September 30, 2009. The $251 thousand decrease in net gains on mortgage banking activities was primarily due to the 2008 valuation adjustment on mortgage servicing assets as discussed above. The $66 thousand increase in non-interest income from service charges resulted from increased late fee income charged for delinquent loan payments and increased loan servicing fee income with the growth in our serviced loan portfolio.

Non-interest Expense

Non-interest expense totaled $2.8 million for the third quarter of 2009, up $192 thousand, or 7.32%, from the third quarter a year ago. The increase in non-interest expense was primarily due to increases in FDIC insurance premium expense, compensation and benefits expense and professional services expense. Partially offsetting these increases was lower other expense. FDIC insurance premium expense increased $98 thousand, or 188.46%, as the regular assessment rate was increased over the prior year rate. The increase in FDIC assessments became necessary to recapitalize the FDIC insurance fund as the result of insurance claims paid for numerous bank failures in 2008 and year-to-date in 2009. Management expects FDIC insurance premiums to remain at elevated levels through at least 2011. Compensation and benefits expense increased $88 thousand, or 6.07%, primarily due to higher salaries expense and payroll tax expense resulting from annual pay increases and staff addition, higher health insurance expense, and higher stock option compensation expense related to new option grants, which was partially offset by lower bonus expense. Professional services expense increased $65 thousand, or 41.40%, primarily due to a $121 thousand increase in legal expenses which was partially offset by a $37 thousand reversal of accrued SOX consulting fees. Other expense decreased $61 thousand, or 21.40%, primarily due to decreases in donations, sponsorships, and promotions.

For the nine months ended September 30, 2009, non-interest expense totaled $8.6 million, up $871 thousand, or 11.27%, from a year ago, primarily reflecting higher compensation and benefits expense, professional services expense and FDIC insurance expense, as discussed above. Also contributing to the increase in non-interest expense was higher information services expense primarily reflecting higher internet expense and core processing expense with increased online banking transactions and higher item processing expense with the growth in deposits.

Income Taxes

The Company’s effective income tax rate was 35.84% and 35.49% for the three and nine months ended September 30, 2009 compared to 37.97% and 38.16% for the three and nine months ended September 30, 2008. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. The effective income tax rate for each period was reduced by the amount of non-taxable income from earnings on bank owned life insurance and the impact of state income tax deductions for loans made in designated enterprise zones.

Financial Condition

Assets, Loan Originations, Deposits and Borrowings

At September 30, 2009, assets totaled $520.0 million, up $112.0 million, or 27.47%, from year-end 2008. During the first nine months of 2009, net loans, including loans held for sale, increased $102.7 million, or 28.70%, and securities available for sale and held to maturity increased $6.0 million, or 22.36%. Other increases in assets were in real estate owned (REO) which increased $1.1 million and deferred tax assets, net which increased $1.3 million due to an increase in our allowance for loan losses which is not currently deductible for tax purposes.

Loan originations, including purchases, for the nine months ended September 30, 2009 totaled $138.1 million, up $34.3 million, or 33.04%, from $103.8 million for the same period a year ago. Loan repayments, including loan sales, amounted to $32.1 million for the nine months ended September 30, 2009, down $24.4 million, or 43.19%, from $56.5 million for the same period a year ago.

Deposits totaled $395.8 million at September 30, 2009, up $105.9 million, or 36.52%, from year-end 2008, as turmoil in the credit and equity markets has made deposit products in healthy financial institutions, like the Bank, attractive for many customers. During the first nine months of 2009, our core deposits (NOW, demand, money market and passbook accounts) increased $8.5 million and our certificates of deposit increased $69.8 million. Additionally, brokered deposits grew $27.6 million during 2009, primarily in CDARS. At September 30, 2009, core deposits represented 30.99% of total deposits compared to 39.38% at December 31, 2008, certificates of deposit represented 41.71% of total deposits compared to 32.87% at December 31, 2008, and brokered deposits represented 27.30% of total deposits compared to 27.75% at December 31, 2008.

Since the end of 2008, FHLB borrowings increased $4.8 million, or 6.49%, to $78.8 million at September 30, 2009 from $74.0 million at December 31, 2008, primarily due to strong loan growth financing needs.

Allowance for Loan Losses

At September 30, 2009, the allowance for loan losses was $7.1 million, or 1.58% of total gross loans receivable, excluding loans held for sale, compared to $3.6 million, or 1.06% of total gross loans receivable, excluding loans held for sale, at year-end 2008. The $3.5 million increase in the allowance for loan losses from December 31, 2008 to September 30, 2009 was due to a 32.57% increase in outstanding loans, an increase in loan delinquencies and non-performing loans and a $2.5 million increase in specific loss allocations for impaired loans during the first nine months of 2009.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2009, but there can be no assurance that actual losses will not exceed the estimated amounts. The Bank is experiencing increased delinquencies which may necessitate the provision of additional loan loss allocations. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

At September 30, 2009, non-performing assets, consisting of non-accrual and delinquent loans 90 or more days past due and REO, were $14.8 million, or 2.84% of total assets, compared to $3.5 million, or 0.85% of total assets, at December 31, 2008. Non-accrual loans at September 30, 2009 totaled $13.7 million, of which $3.8 million represented one-to-four family loans, $1.5 million represented multi-family loans, $6.0 million represented commercial real estate loans, primarily church loans, and $2.4 million represented commercial and unsecured consumer loans. This compares to $3.5 million of non-accrual loans at December 31, 2008, of which $0.2 million represented a multi-family loan, $3.1 million represented commercial real estate loans, including church loans, and $0.2 million represented commercial and unsecured consumer loans. At September 30, 2009, real estate owned totaled $1.1 million, consisting of two one-to-four family residential properties and a residential lot. The Bank had no loans in foreclosure or REO at December 31, 2008.

The Bank performed an impairment analysis for all non-performing loans, and recorded specific loss allocations for impaired loans of $0.9 million during the third quarter of 2009 and $2.5 million during the first nine months of 2009. The specific loss allocations for the third quarter of 2009 is mainly related to five one-to-four family residential loans totaling $2.9 million. The loans are non-performing and the recent valuation of the underlying collateral reflected a decrease in values, and the Bank accordingly allocated $0.6 million of specific loss allocations during the third quarter of 2009. The Bank also recorded a $0.3 million specific loss allocation on two delinquent consumer loans, one unsecured and one secured by deposit, totaling $2.3 million.

Six loans held for sale totaling $6.7 million, with a specific valuation allowance of $877 thousand, were on non-accrual or classified as troubled debt restructurings as of September 30, 2009. These same loans had a specific valuation allowance of $610 thousand at June 30, 2009. This compares to two loans held for sale totaling $1.2 million, with a specific valuation allowance of $260 thousand, as of December 31, 2008.

The Bank has a long history of excellent asset quality, but in the current economic situation, the Bank, like most other financial institutions, is experiencing an increase in non-performing loans. The Bank takes a proactive approach to managing delinquent loans, which includes conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank reviews its delinquencies on a loan by loan basis, exploring ways to help borrowers meet their obligations and return them back to a current performing status as soon as possible.

Performance Ratios

The annualized return on average equity for third quarter 2009 was 4.01%, compared to 5.24% for fourth quarter 2008 and 10.78% for third quarter 2008. The annualized return on average assets for third quarter 2009 was 0.26%, compared to 0.36% for fourth quarter 2008 and 0.63% for third quarter 2008. The annualized returns on average equity and average assets were negatively impacted by the substantial increase in our provision for loan losses for the third quarter of 2009 compared to the same period a year ago. The efficiency ratio for third quarter 2009 was 54.51%, compared to 74.19% for fourth quarter 2008 and 61.48% for third quarter 2008. The improvement in our efficiency ratio was primarily due to higher net interest income before provision for loan losses for the third quarter of 2009 primarily as a result of the strong growth in our interest earning assets and improvement in our net interest rate margin.

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

Broadway Federal was in compliance with all capital requirements in effect at September 30, 2009, and met all standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

The following table reflects the required and actual regulatory capital ratios of Broadway Federal at the date indicated:

Regulatory Capital Ratios For Broadway Federal	OTS Minimum Requirement	FDICIA “Well-capitalized” Requirement	Actual at September 30, 2009

Tangible ratio	1.50%	N/A	7.48%

Core Capital ratio	4.00%	5.00%	7.48%

Tier 1 Risk-based ratio	4.00%	6.00%	10.03%

Total Risk-based ratio	8.00%	10.00%	11.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to September 30, 2009.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is the defendant in Daniel D. Holliday III v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009. This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. The Bank filed an opposition to the motion for leave to file a third amended complaint, the hearing on which is set for November 20, 2009.

Holliday and the Bank have agreed to participate in mediation before a retired Superior Court judge on December 10, 2009 for the purpose of seeking to resolve the claims in the litigation.

With respect to the foregoing matter, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and has filed a cross-complaint against, among other, Holliday and “certain other persons”. As of September 30, 2009, a $300 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status.

Item 1A.	RISK FACTORS

As of September 30, 2009, there were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: November 13, 2009	By: /s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: November 13, 2009	By: /s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer