Form 10-K
period 2009-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2010-06-17
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,823,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 9, 2010, 1,743,965 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

i

Forward-Looking Statements

Certain statements herein, including without limitation, matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, interest rate levels, tax laws, and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate of loan losses incurred and projected to be incurred by us, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances; (5) actions undertaken by both current and potential new competitors; (6) the possibility of continuing adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; and (9) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

PART I

ITEM 1.	BUSINESS

General

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal” or the “Bank”) as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank’s name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly owned subsidiary of the Company, in January 1996.

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal. Broadway Federal’s principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family mortgage loans, commercial real estate loans and one to four-family mortgage loans. In addition, we invest in securities issued by the federal government and federal agencies, residential mortgage-backed securities and other investments.

Our primary sources of revenue are interest income we earn on our loans and securities. Our principal expenses are interest expense we incur on our interest-bearing liabilities, including deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

The Bank is currently regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation” for further descriptions of the existing regulatory system and of pending legislative proposals to change that system.

Recent Developments

As a result of the continuing recession experienced in the national economy, including the communities we serve, throughout most of 2008 and 2009, we experienced substantial increases in loan delinquencies and defaults and increased our provision for loan losses by $18.2 million during 2009 from $1.4 million for 2008 to $19.6 million for 2009. Primarily for this reason, we had a net loss of ($6.5 million) for the year 2009 compared to net earnings of $2.3 million for the year 2008. In the course of a regularly scheduled comprehensive examination of Broadway Federal by the OTS and the FDIC, which commenced in January 2010, the OTS informed us that it considers the Company and the Bank to be “in troubled condition” and has imposed limitations on various aspects of our operations, including among others, limitations on our growth and ability to pay dividends and on our ability to use brokered deposits to fund our operations. For the purposes of both addressing concerns raised by the OTS and providing a support for future growth in our business, we are engaged in efforts to increase our capital and improve our capital ratios, which efforts may include sales of additional common stock or other equity securities in one or more private or public transactions. Further discussions of these subjects and other important aspects of our operations and financial condition are contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches and one to four-family properties. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer and other loans. At December 31, 2009, our net loan portfolio totaled $432.6 million, or 83% of total assets.

We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio. We retain these loans in order to increase the percentage of our loans that have more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2009, approximately 95% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2009, we had 27 loans totaling $20.9 million held for sale.

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

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total loan portfolio (including loans held for investment and loans held for sale) by loan type at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real Estate:
One to four-units	$90,747	20.03%	$68,478	20.25%	$35,313	11.59%	$25,233	10.08%	$19,467	8.52%
Five or more units	146,291	32.28%	87,679	25.93%	113,395	37.21%	131,305	52.42%	154,170	67.46%
Construction	5,547	1.22%	5,505	1.63%	2,033	0.67%	2,090	0.83%	780	0.34%
Commercial	183,283	40.45%	150,902	44.62%	130,590	42.85%	78,072	31.17%	53,276	23.31%
Commercial	23,166	5.11%	22,357	6.61%	22,630	7.43%	12,247	4.89%	-	-
Loans secured by deposit accounts	4,006	0.89%	3,036	0.90%	643	0.21%	718	0.29%	443	0.20%
Other	104	0.02%	210	0.06%	141	0.04%	812	0.32%	388	0.17%

Gross loans	453,144	100.00%	338,167	100.00%	304,745	100.00%	250,477	100.00%	228,524	100.00%

Plus:
Premiums on loans purchased	-		2		4		12		23
Less:
Loans in process	822		1,499		2,356		872		417
Deferred loan fees (costs), net	(817)		(213)		258		162		62
Unamortized discounts	39		51		60		68		71
Allowance for loan losses	20,460		3,559		2,051		1,730		1,455

Total loans held for investment	$432,640		$333,273		$300,024		$247,657		$226,542

Loans held for sale	$20,940		$24,576		$3,554		$-		$-

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family and commercial real estate loans, including loans secured by church properties. These loans are secured primarily by multi-family dwellings or by properties used for business or religious purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area and church buildings located in various communities throughout the United States. However, we have suspended lending to churches as unemployment resulting from the current recession has adversely impacted church tithes and offerings in many of the communities we serve.

Our multi-family loans amounted to $146.3 million and $87.7 million at December 31, 2009 and 2008, respectively. At December 31, 2009, multi-family loans represented 32% of our gross loan portfolio, compared to 26% at December 31, 2008. Almost 100% of the multi-family residential mortgage loans outstanding at December 31, 2009 were ARMs. The vast majority of multi-family loans is amortized over and matures in 30 years. As of December 31, 2009, our single largest multi-family credit had an outstanding balance of $3.3 million, was current and was secured by a 38-unit apartment complex in Montebello, California. At December 31, 2009, the average balance of loans in our multi-family portfolio was approximately $400 thousand. Our ten largest multi-family loans at December 31, 2009, aggregated $17.3 million.

Our commercial real estate loans amounted to $183.3 million and $150.9 million at December 31, 2009 and 2008, respectively. At December 31, 2009, commercial real estate lending represented 40% of our gross loan portfolio, compared to 45% at December 31, 2008. Of the commercial real estate loans outstanding at December 31, 2009, 7% were fixed rate loans and 93% were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 15 years. As of December 31, 2009, our single largest commercial real estate credit had an outstanding principal balance of $3.9 million, was current and was secured by a church building located in Los Angeles, California. At December 31, 2009, the average balance of loans in our commercial real estate portfolio was approximately $619 thousand. Our ten largest commercial real estate loans at December 31, 2009, aggregated $29.7 million.

The interest rates on multi-family and commercial ARM loans are based on a variety of indices, including the 6-Month London InterBank Offered Rate Index (“6-Month LIBOR”), the 1-Year Constant Maturity Treasury Index (“1-Yr CMT”), the 12-Month Treasury Average Index (“12-MTA”), the 11th District Cost of Funds Index (“COFI”), and the Prime Rate as published in the Wall Street Journal. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

Loan secured by multi-family and commercial real properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the selling price or the appraised value.

We seek to mitigate the risks associated with multi-family and commercial real estate loans described below by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by a board-approved independent appraiser and title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or economy, such as we are experiencing with the current economic downturn. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. We ceased out-of-state lending in 2008.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. As a result, we have suspended the origination of church loans. We intend to resume church lending when economic conditions improve and regulatory limitations are removed. Church loans included in our commercial real estate portfolio totaled $101.0 million and $84.0 million at December 31, 2009 and 2008, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One to Four-Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one to four-family (“single-family”) residences, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $90.7 million and $68.5 million at December 31, 2009 and 2008, respectively. Single-family loans represented 20% of our gross loan portfolio at December 31, 2009 and 2008. Of the single-family residential mortgage loans outstanding at December 31, 2009, 3% were fixed rate loans and 97% were ARMs.

The interest rates for our single-family ARMs are indexed to COFI, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

We qualify our ARM borrowers based upon the fully indexed interest rate (LIBOR or other index plus an applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, the initial rate paid by the borrower may be discounted to a rate we determine to adjust for market and other competitive factors. The ARMs that we offer have a lifetime adjustment limit that is set at the time the loan is approved. In addition, because of interest rate caps and floors, market rates may exceed or go below the respective maximum or minimum rates payable on our ARMs.

Our policy is to originate one to four-family residential mortgage loans in amounts of up to 90% of the lower of the appraised value or the selling price of the property securing the loan. Any loan in excess of 80% of the appraised value or selling price of the property securing the loan generally requires private mortgage insurance or the Bank charges a higher interest rate to cover the additional risk associated with making a loan with a loan to value ratio higher than 80%. Under certain circumstances, we may originate loans of up to 97% of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Properties securing a single-family loan are appraised by an approved independent appraiser and title insurance is required on all such loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

Commercial Lending

We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $23.2 million and $22.4 million at December 31, 2009 and 2008, respectively. At December 31, 2009, commercial loans represented 5% of our gross loan portfolio, compared to 7% at December 31, 2008. Of the commercial loans outstanding at December 31, 2009, 6% were fixed rate loans and 94% were ARMs. As of December 31, 2009, our single largest commercial credit had a total outstanding principal balance of $4.0 million.

In 2007, management and the Board of Directors decided to terminate the Bank’s prior strategy of lending to sports franchises and reduced its participation in nationally syndicated corporate loan facilities in order to focus on financing opportunities within our market area. The Board of Directors approved a sports finance policy that restricts lending to national professional sports franchises. Sports loans are generally perceived to be risky due to the large amount of intangible value of a professional sports franchise. To offset risk, Broadway Federal’s policy imposes the following underwriting requirements: (1) maximum loan to franchise value maintenance covenants; (2) operating support agreements that require funding of any potential losses by a credit worthy third party (usually a high net worth member of the sports franchise ownership group); and (3) 12 months of interest reserve. The interest rate on sports loans is variable and is based on the three-month LIBOR or the Prime Rate.

We also participate to a limited degree as a direct lender in selected large nationally syndicated credits. The Bank is one of several lenders that lend relatively small amounts that in aggregate create one large loan to a major borrower. These corporate credits are typically rated by a credit rating service and are secured by the assets of the borrowers, primarily real estate and accounts receivable. These nationally syndicated credits are typically floating interest rate loans based on three-month LIBOR.

Construction Lending

At December 31, 2009 and 2008, we had $5.5 million and $5.5 million in construction loans, representing 1% and 2% of our gross loan portfolio, respectively. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Wall Street Journal Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security of the completed project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. Many construction project owners are faced with these risks given the current economic downturn. Consequently, we are not originating construction loans at this time.

Consumer Lending

Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2009 and 2008, loans secured by savings accounts totaled $4.0 million and $3.0 million, respectively, representing 1% of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the deposit account, depending on the type of account, and for a term expiring upon the earlier of one year from origination or the maturity of the deposit account.

Loan Originations, Purchases and Sales

We source loan originations from our loan personnel, local mortgage brokers, advertising and referrals from customers. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board annually reviews our appraisal policy and the independent appraisers that we use.

It is our policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance naming Broadway Federal as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, we may require private mortgage insurance and the borrower is required to make payments to a mortgage impound account from which we make disbursements to pay private mortgage insurance premiums, property taxes and hazard and flood insurance as required.

Our Board of Directors has authorized the following loan approval limits: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by the Chief Operating Officer or the Chief Lending Officer; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,000,000, the new loan must be approved by two Loan Committee members; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 up to $1,750,000, the new loan must be approved by three Loan Committee members, two of whom must be non-management Loan Committee members; and if the total of existing loans and the loan under consideration is more than $1.75 million, the new loan must be approved by four Loan Committee members, two of whom must be non-management Loan Committee members or by the Executive Committee of the Board of Directors. In addition, it is our practice that all loans approved only by management be reported to the Loan Committee by the following month, and be ratified by the Board of Directors.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. We purchased $21.8 million of loans during the year ended December 31, 2009 and $1.0 million during the year ended December 31, 2008.

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. “Conforming loans” are loans that qualify in terms of maximum loan size and other criteria for purchase by FNMA and FHLMC. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2009, we had 27 loans totaling $20.9 million held for sale. We typically retain the servicing rights associated with loans that are sold. The servicing rights are recorded and carried as assets based upon their fair values. At December 31, 2009 and 2008, we had $450 thousand and $453 thousand, respectively, in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions, that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2009 and 2008, we were servicing $43.1 million and $43.2 million, respectively, of loans for others.

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held for sale.

	2009	2008	2007
	(In thousands)
Gross loans:
Beginning balance	$363,003	$308,299	$250,477
Loans originated:
One to four-units	35,635	38,656	14,909
Five or more units	41,567	9,702	9,822
Construction	381	553	3,319
Commercial real estate	46,633	64,534	80,636
Commercial	7,047	13,009	13,814
Loans secured by deposit accounts	1,376	2,891	244
Other	243	227	510

Total loans originated	132,882	129,572	123,254

Loan purchased:
Five or more units	21,813	-	-
Commercial real estate	-	984	-
Commercial	-	-	5,414

Total loans purchased	21,813	984	5,414

Less:
Principal repayments	34,928	50,112	63,273
Sales of loans	2,892	25,737	7,573
Loan charge-offs	2,728	3	-
Transfer of loans receivable to real estate owned	2,072	-	-

Ending balance (1)	$475,078	$363,003	$308,299

(1)	Includes loans held-for-sale totaling $21.9 million, $24.8 million and $3.6 million at December 31, 2009, 2008 and 2007, respectively, exclusive of a $994 thousand, $260 thousand and $-0- valuation allowance at December 31, 2009, 2008 and 2007, respectively.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2009 and does not reflect the effect of prepayments or scheduled principal amortization.

	December 31, 2009
	One to four- units	Five or more units	Construction	Commercial real estate	Commercial	Savings secured & other	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$689	$811	$5,127	$4,708	$13,767	$4,080	$29,182
After one year:
One year to five years	599	3,417	296	17,004	9,377	30	30,723
After five years	89,459	142,063	124	161,571	22	-	393,239

Total due after one year	90,058	145,480	420	178,575	9,399	30	423,962

Total	$90,747	$146,291	$5,547	$183,283	$23,166	$4,110	$453,144

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2009 which are contractually due after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2009
	Adjustable	Fixed	Total
	(Dollars in thousands)
Real estate loans:
One to four-units	$86,945	$3,113	$90,058
Five or more units	145,480	-	145,480
Construction	420	-	420
Commercial	169,988	8,587	178,575
Commercial	8,112	1,287	9,399
Other	30	-	30

Total	$410,975	$12,987	$423,962

% of total	96.94%	3.06%	100.00%

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent, in the case of one to four-family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

Delinquencies

We perform a monthly review of all delinquent loans and reports are made quarterly to the Loan Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings against all real property that secures the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the applicable grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2009				December 31, 2008				December 31, 2007
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One to four-units	8	$4,194	10	$4,756	2	$196	-	$-	-	$-	-	$-
Five or more units	5	2,622	4	1,644	1	450	1	200	-	-	-	-
Commercial real estate	11	7,676	21	19,003	-	-	5	3,119	-	-	-	-
Commercial	-	-	4	7,269	1	591	2	110	-	-	-	-
Other	-	-	1	2,249	-	-	1	34	-	-	1	34

Total	24	$14,492	40	$34,921	4	$1,237	9	$3,463	-	$-	1	$34

Delinquent loans to total gross loans, including loans held for sale		3.05%		7.35%		0.34%		0.95%		0.00%		0.01%

Our loan delinquencies first increased substantially in 2009, in contrast to the experience of many other bank and thrift institutions, which experienced large increases in delinquencies beginning in 2008. We believe the factors that contributed to this lag in the increase in loan delinquencies compared to other financial institutions are: (1) the Bank did not originate subprime residential loans, which were the first loans to experience credit weakness; and (2) the majority of the Bank’s loan growth occurred in 2007, 2008 and 2009 and the cumulative effect of the recession did not impact those borrowers until 2009.

Non-Performing Assets

Non-performing assets, consisting of nonaccrual loans (delinquent loans 90 days or more past due and troubled debt restructurings that do not qualify for accrual status) and real estate owned (“REO”), at December 31, 2009 were $37.0 million, or 7.10% of total assets, compared to $3.5 million or 0.85% of total assets, at December 31, 2008. Nonaccrual loans, the most significant component of non-performing assets, increased by $31.4 million to $34.9 million at December 31, 2009, from $3.5 million at December 31, 2008. This increase was due to the continued weakness in the housing and real estate markets and overall economy which resulted in an increase in delinquencies and non-performing loans during the year ended December 31, 2009.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
One to four-units	$4,756	$-	$-	$-	$-
Five or more units	1,644	200	-	-	-
Commercial real estate	19,003	3,119	-	-	-
Commercial	7,269	110	-	-	-
Unsecured consumer loan	2,249	34	34	34	35

Total nonaccrual loans	34,921	3,463	34	34	35
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	2,072	-	-	-	-

Total non-performing assets	$36,993	$3,463	$34	$34	$35

Nonaccrual loans as a percentage of gross loans, including loans held for sale	7.35%	0.95%	0.01%	0.01%	0.02%
Non-performing assets as a percentage of total assets	7.10%	0.85%	0.01%	0.01%	0.01%

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments), unless the timing of collections are reasonably estimable and collection is probable. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in nonaccrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. Interest income of $1.2 million for the year ended December 31, 2009 was recognized on nonaccrual loans, whereas interest income of $2.1 million would have been recognized under their original loan terms. We had no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2009. No accruing loans were contractually past due by 90 days or more at December 31, 2009 or 2008.

From time to time, we agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in nonaccrual loans totaled $11.0 million at December 31, 2009 and $847 thousand at December 31, 2008. Excluded from nonaccrual loans are restructured loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore, been returned to accruing status. Restructured accruing loans totaled $21.5 million at December 31, 2009. There were no restructured accruing loans at December 31, 2008.

We update our estimates of collateral value for non-performing loans which are 90 days or more delinquent, at least annually, and for certain other loans when the Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one to four-family mortgage loans, updated estimates of collateral value are obtained through appraisals, automated valuation models and broker price opinions. For multi-family and commercial real estate properties, we estimate collateral value through appraisals, broker price opinions, or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. When the collateral value is less than the recorded investment in the loan, we establish a valuation allowance equal to the amount of the deficiency. See “Allowance for Loan Losses” for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses representing decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred as a result of owning the property. At December 31, 2009, we had $2.1 million in REO which consisted of three one to four-family residential properties, two church properties and a vacant lot. Two of the one to four-family properties were sold at a modest gain during the first quarter of 2010. We had no REO properties at December 31, 2008.

If recent trends in the housing and commercial real estate markets continue, loan delinquencies and credit losses may also continue. Although we believe our underwriting and loan review procedures are appropriate for the various kinds of loans we originate or purchase, our results of operations and financial condition will be adversely affected in the event the quality of our loan portfolio continues to deteriorate. Therefore, one of our most important operating objectives is to improve asset quality. Management is using a number of strategies to achieve this goal, including maintaining what we believe to be sound credit standards in loan originations, monitoring the loan portfolio through independent internal loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Classification of Assets

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

The following table provides information regarding our classified assets at the dates indicated.

	December 31, 2009		December 31, 2008
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Special Mention	13	$7,720	15	$15,389
Substandard	68	53,985	14	11,921
Doubtful	2	4,000	-	-
Loss	12	4,431	4	344

Total	95	$70,136	33	$27,654

Allowance for Loan Losses

In originating loans, we recognize that losses will be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We maintain an allowance for loan losses to absorb losses inherent in our loan portfolio. This allowance represents management’s best estimate of the probable incurred and inherent credit losses in our loan portfolio as of the date of the consolidated financial statements.

The allowance for loan losses is evaluated on a monthly basis by management and the Board of Directors and is based upon management’s periodic review of the collectability of the loans in light of historical loss experience, portfolio volume and mix, geographic concentrations, estimated credit losses based on internal and external portfolio reviews for a select segment of our loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available.

The allowance is comprised of both specific valuation allowances and general valuation allowances. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. All loans on nonaccrual status and troubled debt restructures (“TDR’s”) are considered to be impaired. Generally, impairment on TDR’s is measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. For all other impaired loans, impairment is measured using the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific allocation of the allowance for loan losses. All loans over $250 thousand are individually evaluated for impairment according to our normal loan review process, including review of their overall credit evaluation and rating, nonaccrual status and payment experience. At December 31, 2009, impaired loans totaled $49.6 million and had an aggregate specific allowance allocation of $5.4 million.

For loans not classified as impaired loans, general valuation allowances are provided to cover probable incurred and inherent losses. The allowance is determined based first on a quantitative analysis using migration to loss analysis. This analysis is a formula methodology based on the Bank’s actual historical loss experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful). To calculate the historical loss experience, we utilize a twelve-month average of historical losses based on specific charge-offs, including specific loss allocations, and recoveries incurred within each loan pool type over the past year. We believe that using the loss experience of the past year is reflective of the current economic downturn and weakness in the real estate market. We then apply this loss ratio to current loan balances to determine the estimated credit losses for non-classified and classified loans within each loan pool type.

In addition to our quantitative analysis discussed above, we also use qualitative analyses to determine the adequacy of our allowance for loan losses. Our qualitative analyses include further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the allowance. This analysis includes a review of delinquency ratios, net charge-off ratios and the ratio of the allowance for loan losses to both non-performing loans and total loans. This qualitative review is used to reassess the overall determination of the allowance for loan losses and to ensure that directional changes in the allowance and provision for loan losses are supported by relevant internal and external data.

Based on feedback from a recent OTS regulatory examination and our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the continued high unemployment rate in the communities we serve and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $20.5 million was required at December 31, 2009, compared to $3.6 million at December 31, 2008.

In addition to the requirements of U.S. generally accepted accounting principles (“GAAP”) related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2009. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our allowance for loan losses, thereby affecting our financial condition and earnings.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance balance at beginning of year	$3,559	$2,051	$1,730	$1,455	$1,420
Charge-offs	(2,728)	(3)	-	(5)	-
Recoveries	-	139	-	-	-
Provision charged to earnings	19,629	1,372	321	280	35

Allowance balance at end of year	$20,460	$3,559	$2,051	$1,730	$1,455

Net charge-offs (recoveries) to average loans, excluding loans held for sale	0.64%	(0.04)%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	4.52%	1.06%	0.68%	0.69%	0.64%
Allowance for loan losses as a percentage of total nonaccrual loans	58.59%	102.77%	6,032.35%	5,088.24%	4,157.14%
Allowance for loan losses as a percentage of total non-performing assets	55.31%	102.77%	6,032.35%	5,088.24%	4,157.14%

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated. The allocations are for management’s analytical purposes only. The entire allowance is available for losses on any type of loan.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One to four-units	$4,292	20.03%	$239	20.25%	$89	11.59%	$71	10.08%	$60	8.52%
Five or more units	1,650	32.28%	688	25.93%	612	37.21%	709	52.42%	847	67.46%
Construction	87	1.22%	58	1.63%	54	0.67%	23	0.83%	8	0.34%
Commercial real estate	11,134	40.45%	1,554	44.62%	1,004	42.85%	750	31.17%	487	23.31%
Commercial	2,018	5.11%	621	6.61%	245	7.43%	132	4.89%	-	-
Other	1,279	0.91%	265	0.96%	47	0.25%	45	0.61%	53	0.37%
Unallocated	-	-	134	-	-	-	-	-	-	-

Total allowance for loan losses	$20,460	100.00%	$3,559	100.00%	$2,051	100.00%	$1,730	100.00%	$1,455	100.00%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2009, our securities portfolio consisted primarily of residential mortgage-backed securities and totaled $31.2 million, or 6% of total assets.

We classify investments as held-to-maturity or available-for-sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair market value. We currently have no securities classified as trading securities.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2009		2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Held-to-maturity:
Residential mortgage-backed securities	$15,285	$15,745	$21,792	$21,701	$27,184	$27,104
U.S. Government and federal agency	1,000	1,093	1,000	1,104	2,000	2,048
Available-for-sale:
Residential mortgage-backed securities	14,961	14,961	4,222	4,222	4,763	4,763

Total	$31,246	$31,799	$27,014	$27,027	$33,947	$33,915

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2009. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2009
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Held-to-maturity:
Residential mortgage-backed securities	$-	-%	$-	-%	$-	-%	$15,285	2.79%	$15,285	2.79%
U.S. Government and federal agency	-	-%	1,000	5.00%	-	-%	-	-%	1,000	5.00%
Available-for-sale:
Residential mortgage-backed securities	$-	-%	$-	-%	$2,326	3.24%	$12,635	4.59%	$14,961	4.38%

Total	$-	-%	$1,000	5.00%	$2,326	3.24%	$27,920	3.60%	$31,246	3.62%

Sources of Funds

General

Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we obtain funds from the amortization and prepayment of loans and residential mortgage-backed securities, sales of loans and residential mortgage-backed securities, advances from the FHLB, and cash flows generated by operations.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. In late 2008, we began to open deposit accounts through the internet for customers in the United States. We also generate term certificates through the use of brokers and internet-based network deposits. We participate in a deposit program called Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. At December 31, 2009, we had approximately $101.0 million in brokered deposits, of which $71.2 million were CDARS. In March 2010, the Company and the Bank were determined to be “in troubled condition” by their primary regulators. As such, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OTS Regional Director.

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. We seek to maintain and increase our retail “core” deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits.

However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

In March 2010, the OTS directed that the Bank not increase the dollar amount of its brokered deposits above the amount that it had as of March 1, 2010 without the prior written non-objection of the OTS Regional Director. Under applicable regulations, the term “brokered deposits” includes both deposits acquired through third party brokers and deposits that an institution solicits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the institution’s normal market area.

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2009.

	December 31, 2009
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$81,353	1.30%
Three to six months	29,368	1.87%
Six to twelve months	31,559	2.07%
Over twelve months	45,076	2.96%

Total	$187,356	1.92%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2009			2008			2007
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$33,719	9.41%	1.57%	$29,035	10.98%	2.43%	$20,411	9.00%	3.40%
Passbook deposits	37,763	10.54%	0.82%	39,378	14.89%	1.39%	39,973	17.62%	1.34%
NOW and other demand deposits	64,967	18.13%	1.17%	39,853	15.07%	0.76%	36,281	16.00%	0.16%
Certificates of deposits	221,863	61.92%	2.40%	156,228	59.06%	3.60%	130,164	57.38%	4.43%

Total	$358,312	100.00%	1.93%	$264,494	100.00%	2.71%	$226,829	100.00%	3.11%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2009, we had outstanding $91.6 million in FHLB advances and had the ability to borrow up to an additional $47.8 million based on available and pledged collateral.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2009	2008	2007
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$76,433	$89,404	$61,350
Maximum amount outstanding at any month-end during the year	$91,600	$114,000	$96,500
Balance outstanding at end of year	$91,600	$74,000	$96,500
Weighted average interest rate during the year	3.70%	3.99%	4.22%
Weighted average interest rate at end of year	3.23%	3.74%	4.16%

In March 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures, in a private placement which, subject to limitations, are includable as secondary capital for certain regulatory capital measures. The debentures mature 10 years from the issue date and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.79% at December 31, 2009.

During 2009, we were able to fund our asset growth primarily with deposit inflows. We intend to continue focusing on funding our growth primarily with customer deposits as a principal source of funds for our operations, using borrowed funds as a supplemental funding source if deposit growth decreases. If necessary to fund our growth or improve liquidity, we may use longer-term borrowings with fixed-maturity of two to five years. However, the Bank is currently subject to a directive from the OTS not to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

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

Personnel

At December 31, 2009, we had 89 employees, which consisted of 79 full-time and 10 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal Bank is regulated by the OTS and the Company is registered with and subject to examination by the OTS as a savings and loan holding company. The Bank is subject to regulation and examination by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OTS’s operations, including examination activities, are funded by assessments levied on its regulated institutions. In March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS which placed certain restrictions on them that are described under “Recent Developments” below and in Note 15 of the Notes to Consolidated Financial Statements. As a result, the Bank expects to be subject to the payment of higher OTS assessments.

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

Broadway Federal is a federally chartered savings bank and a member of the FHLB System. We are further subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

Changes in the applicable laws or regulations of the OTS, the FDIC or other regulatory authorities could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company’s debt and equity securities.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Recent Developments

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry, including but not limited to the enacted and proposed legislation described below. We cannot predict whether or when new legislation or regulations will be enacted or if enacted, the effect that the new legislation or any implemented regulations or supervisory policies would have on our financial condition and results of operations. Moreover, especially in the current economic environment, the bank regulatory agencies, including the OTS and the FDIC, have been very active in responding to concerns and trends identified in their bank examinations, and this has resulted in an increase in enforcement actions with respect to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

As noted above, in March 2010, based on information obtained during a recent regulatory examination of the Bank, the Company and Bank were determined to be “in troubled condition” and the OTS has imposed limitations on the Company and the Bank. These limitations include the following, among others:

•

The Bank may not increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

•	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the OTS Regional Director.

•	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OTS.

•

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

•

The Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

Through its authority under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the U.S. Department of the Treasury (the “U.S. Treasury”) implemented the TARP Capital Purchase Program (“CPP”), a program designed to bolster eligible institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during the current unstable economic environment. Under the terms of our participation, we received a total of $15 million in exchange for the issuance to the U.S. Treasury of our Series D and Series E preferred stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities. In order to participate in the CPP, we were also required to adopt certain limitations and standards for executive compensation and corporate governance.

On December 11, 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, or the “Reform Bill.” The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency (“CFPA”). The CFPA would have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill would abolish the OTS and transfer its functions and personnel to a new Division of Thrift Supervision that would be established within the Office of the Comptroller of the Currency. The Reform Bill preserves the federal thrift charter for thrifts, such as Broadway Federal. Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Broadway Financial Corporation, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the Federal Reserve System. Somewhat similar legislation is being currently considered by the Senate’s Banking Committee that would also make sweeping changes in the current federal system of financial institution regulation. The exact requirements and timing of any final legislation that may be enacted by Congress cannot be determined at this time.

Capital Requirements

The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements: (1) tangible capital must equal at least 1.5% of total adjusted assets; (2) “core capital” must generally equal at least 4.0% of total adjusted assets (this ratio is referred to as the “leverage ratio”); and (3) risk-based capital must equal at least 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

The core capital requirement generally requires a savings institution to maintain a ratio of core capital to adjusted total assets of not less than 4% (3% for certain highly evaluated institutions not experiencing or anticipating significant growth). “Core capital” includes common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution’s core capital is, in general, calculated in accordance GAAP, with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations for mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

A savings institution is required to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. “Tangible capital” is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OTS capital regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2009 and 2008, the general valuation allowance included in our supplementary capital was $5.0 million and $3.0 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

At December 31, 2009, Broadway Federal exceeded each of these capital requirements as shown in the following table:

	As of December 31,
	2009			2008
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$35,514	$35,514	$35,514	$33,436	$33,436	$33,436
Additional supplementary capital:
General valuation allowance	-	-	5,009	-	-	2,953
Disallowed mortgage servicing rights assets	(45)	(45)	(45)	(45)	(45)	(45)
Disallowed deferred tax assets	(672)	(672)	(672)	-	-	-

Regulatory capital balances	34,797	34,797	39,806	33,391	33,391	36,344
Minimum requirement	7,803	20,809	31,257	6,079	16,210	25,432

Excess over requirement	$26,994	$13,988	$8,549	$27,312	$17,181	$10,912

(1)	Excluding accumulated other comprehensive income, net of taxes.

Prompt Corrective Action

The Bank is also subject to the prompt corrective action (“PCA”) capital regulations of the OTS and FDIC pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.”

Under the OTS’s PCA regulations, an institution is “well capitalized” if it has a Total Risk-based capital ratio of 10.00% or greater, has a Tier 1 Risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a Core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure. An institution is “adequately capitalized” if it has a Total Risk-based capital ratio of 8.00% or greater, has a Tier 1 Risk-based capital ratio of 4.00% or greater and has a Core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions). The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized,” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 2009, the Bank had capital ratios exceeding the minimum ratios required for designation as “well capitalized” by the OTS, with a Total Risk-based capital ratio of 10.19%, Tier 1 Risk-based capital ratio of 8.91% and Core capital ratio of 6.69%. However, as noted previously, in March 2010, the Company and Bank were determined to be “in troubled condition” by the OTS and may be required to enter into formal agreements with the OTS that may require the Company and Bank to maintain higher levels of regulatory capital than currently required. In that event, the Company and Bank would be precluded from being considered to be more than “adequately capitalized” until such agreements are terminated and the Company and Bank are no longer considered to be “in troubled condition.” Additionally, Bank management has communicated to the Bank’s primary regulator that the Bank intends to keep the Total Risk-based capital ratio above 11%. However, as of December 31, 2009, the Bank’s Total Risk-based capital ratio was only 10.19%.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through its Deposit Insurance Fund (“DIF”). The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. During 2009 and 2008, there have been higher levels of bank failures which have dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. For the fourth quarter of 2009, the Bank’s annualized assessment rate was 0.16% of insured deposits. On November 12, 2009, the FDIC adopted a requirement for insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.

Due to its current designation as being “in troubled condition,” the Bank anticipates being required to pay a higher FDIC insurance premium assessment rate beginning in 2010.

The Bank also pays assessments toward the retirement of the Financing Corporation bonds (known as FICO Bonds) issued in the 1980s by its former federal deposit insurer, the Federal Savings and Loan Insurance Corporation, to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2009, the Bank’s annualized FICO assessment rate was 0.01% of insured deposits.

In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and the increased level of insurance coverage will remain in effect through December 31, 2013.

Broadway Federal elected in 2008 to participate in the Transaction Account Guarantee Program (“TAGP”) which is part of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Broadway Federal declined to participate in the Debt Guarantee Program (“DGP”), another facility available under TLGP. Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all noninterest-bearing transaction accounts, including traditional non-interest bearing checking accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent. To participate in the TAGP through its initial period, which ended on December 31, 2009, Broadway Federal paid an additional ten basis point deposit insurance assessment on any deposit amount in excess of $250,000 that was covered by the TAGP. Beginning in 2010, this fee increased to fifteen, twenty or twenty-five basis points, depending on a participating institution’s risk category rating.

Guidance on Commercial Real Estate Lending

In late 2006, the OTS adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” which is referred to as the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.

On October 30, 2009, the federal banking agencies adopted a policy statement supporting CRE loan workouts, which is referred to as the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $5.2 million at December 31, 2009, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the applicable loans to one borrower limitations. At December 31, 2009, our largest aggregate amount of loans to one borrower totaled $4.0 million.

Community Reinvestment Act

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

Qualified Thrift Lender Test

Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2009, the Bank was in compliance with the QTL test requirements.

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) Requirements

The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. Financial institutions must have a number of programs in place to comply with this law, including: (i) a program to manage BSA/AML risk; (ii) a customer identification program designed to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) a program for monitoring for the timely detection and reporting of suspicious activity and reportable transactions.

Privacy Protection

Broadway Federal is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act, or Gramm-Leach. These regulations require Broadway Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Broadway Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Broadway Federal is required to provide its customers with the ability to “opt-out” of having Broadway Federal share their nonpublic personal information with unaffiliated third parties.

Broadway Federal is also subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain “capital distributions” by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and payments of cash to stockholders in mergers.

Under the OTS capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS at least 30 days prior to the declaration of any capital distribution by its savings association subsidiary. The 30-day period provides the OTS an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

An application to the OTS for approval to pay a dividend is required if: (a) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OTS regulations to “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized); (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution; or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

As previously noted, in March 2010, based on information obtained during a recent OTS regulatory examination of the Bank, the OTS notified the Company and Bank that the OTS considers them to be “in troubled condition” and, among other restrictions, prohibited the Company and Bank from declaring or paying any dividends or making any other capital distributions without the prior written approval of the OTS Regional Director.

The Bank’s ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 15 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2009
				(In thousands)
Administrative/Branch Office/Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	-	$1,826
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd. Los Angeles, CA	Building Owned on Leased Land	1965	2013	$105

170 N. Market Street	Owned	1996	-	$773
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	-	$1,925
Los Angeles, CA

4371 Crenshaw Blvd., Suite C	Leased	2007	2012	$270
Los Angeles, CA

Loan Production Offices:
19800 MacArthur Blvd, Suite 300	Leased	2005	2011	-
Irvine, CA

2400 West Carson Street, Suite 215	Leased	2007	2012	-
Torrance, CA

ITEM 3. LEGAL PROCEEDINGS

The Bank is the defendant in Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”) v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009, November 20, 2009 and May 24, 2010. This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the investors for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for: declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things, the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue.

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint, which motion was granted on November 20, 2009. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. Broadway filed a demurrer to and motion to strike the third amended complaint, the hearing on which took place on May 14, 2010. The demurrer was sustained with ten days’ leave to amend. The fourth amended complaint, which was served on May 24, 2010, contains the same causes of action as the third amended complaint. Mr. Standback, however, is no longer a defendant. The Bank is currently considering how it will respond to the fourth amended complaint.

Holliday and the Bank participated in mediation before a retired Superior Court judge on December 10, 2009 during which the parties attempted to resolve all of the disputes set forth in the pleadings and in counsel’s letter dated October 9, 2009. However, the parties were not successful in reaching a settlement.

On January 21, 2010, the court set a trial date in the Holliday matter for October 5, 2010.

On February 1, 2010, Canyon filed a complaint in Los Angeles County Superior Court against the Bank and several of its officers and directors including Paul Hudson, Kellogg Chan, Javier Leon, Odell Maddox, Rick McGill, Daniel Medina, and Virgil Roberts, and certain non-Bank related defendants, for declaratory relief, breach of contract, interference with economic relations, negligence, intentional concealment, conspiracy, breach of fiduciary duty, and equitable subordination (Canyon Acquisitions, LLC v. Broadway Federal Bank Case No. BC 431035). The complaint arises out of the same transaction that is the subject of the Holliday lawsuit discussed above. The Bank notified the court of this fact, which deemed the cases related. In the complaint, Canyon seeks general damages of not less than $10,000,000 and punitive damages in an unspecified amount. Service of the Canyon Complaint was effective as of March 16, 2010. The Bank has filed a demurrer to and motion to strike the complaint, the hearings on which are set for June 18, 2010.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of December 31, 2009, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC”. The table below shows the high and low sale prices for our common stock during the periods indicated.

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$5.24	$8.00	$7.60	$7.70
Low	$3.84	$4.15	$4.75	$4.08

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$9.25	$8.99	$9.35	$7.86
Low	$7.00	$5.90	$7.50	$3.84

The closing sale price for our common stock on the Nasdaq Capital Market on June 9, 2010 was $3.40 per share. As of June 9, 2010, we had 400 shareholders of record and 1,743,965 shares of common stock outstanding.

We paid quarterly dividends on our Common Stock at the rate of $0.05 per share during 2009 and 2008. Effective March 2010, we have reduced the quarterly dividends to $0.01 per share in order to retain capital for reinvestment in the Company’s business. In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. However, pursuant to a directive issued to the Company and the Bank by the OTS in March 2010, neither the Company nor the Bank may declare or pay dividends or make other capital distributions, which term includes repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the OTS Regional Director. In addition, we agreed in connection with our issuance of Series D and Series E Senior Preferred Stock to the U.S. Treasury that we would not pay cash dividends on our common stock at a quarterly rate greater than $0.05 per share, or redeem, purchase or acquire any of our common stock or other equity securities, without the prior approval of the U.S. Treasury while the Series D or Series E Senior Preferred Stock remain outstanding.

Our ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements, in addition to the OTS directive referred to above, which may limit its ability to pay dividends or make other capital distributions. See Item 1, “Business – Regulation” and Note 15 Regulatory Capital Matters and Capital Purchase Program of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

Effective December 31, 2008, we have suspended the common stock repurchase program that had been authorized by our Board of Directors in November, 2007. The repurchase of up to $500 thousand of our common stock was authorized under the program, of which $138 thousand had been repurchased as of December 31, 2008. Our ability to repurchase common stock is subject to prior approval of the U.S. Treasury pursuant to the agreements we entered into in connection with our participation in the U.S. Treasury’s capital purchase program and to receipt of prior written notice of non-objection from the OTS, both as described above.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Performance equity plan	1,200	$-	-
1996 Long term incentive plan	79,390	$8.75	-
Stock option plan for outside directors	6,282	$8.13	-
2008 Long term incentive plan	143,125	$5.26	208,593
Equity compensation plans not approved by security holders:
None	-	-	-

Total	229,977	$6.52	208,593

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

Broadway Financial Corporation (“the Company”) is a savings and loan holding company headquartered in Los Angeles, California. We provide primarily commercial real estate and residential mortgage loans and a variety of retail deposit products and services to our business and retail customers through our wholly owned subsidiary, Broadway Federal Bank, f.s.b. (“the Bank”). Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of the regulatory agencies. General economic conditions and a continued decline in the real estate markets could adversely affect the demand for our loan and other products and the ability of borrowers to repay loans, which could in turn lead to a decline in credit quality and increased loan losses. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations.

The national economy remained in a recession throughout 2009, with continued weakness in the housing and real estate markets and rising unemployment. One of our biggest challenges in 2009 was the significant deterioration in our loan portfolio, especially in our church and single-family sectors as borrowers’ financial condition deteriorated during the year due to prolonged high levels of unemployment, the continued weak economy and decline in real estate values. To reflect the increased risk of loss in our loan portfolio and based on feedback from a recent regulatory examination, we increased our allowance for loan losses to $20.5 million at December 31, 2009 from $3.6 million at December 31, 2008. Primarily as a result of the increased provision for loan losses, we had a net loss of ($6.5) million for the year ended December 31, 2009, as compared with our net earnings of $2.3 million for the year ended December 31, 2008.

Our total assets increased $113.1 million, or 27.7%, during the year ended December 31, 2009, primarily due to an increase in our loan portfolio. The increase in our loan portfolio was primarily due to origination and purchase volume outpacing repayments and sales. Loan originations, including purchases, for the year ended December 31, 2009 totaled $154.7 million while loan repayments, including loan sales, amounted to $37.8 million for the year ended December 31, 2009. In addition, we experienced very strong deposit growth during the year. Deposit balances increased by $95.6 million, or 33.0%, for the year ended December 31, 2009. We have primarily utilized these cash flows to fund loan originations and purchases.

In March 2010, based on information obtained during a recent regulatory examination of the Bank, the Company and Bank were determined to be “in troubled condition” and the OTS has imposed limitations on the Company and the Bank. These limitations include the following, among others:

•

The Bank may not increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

•	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the OTS Regional Director.

•	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OTS.

•

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

•

The Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

Additionally, the Company and Bank may be required to enter into formal agreements with the OTS that may require the Company and Bank to maintain higher levels of regulatory capital than currently required. In that event, the Company and Bank would be precluded from being considered to be more than “adequately capitalized” until such agreements are terminated and the Company and Bank are no longer determined to be “in troubled condition.”

Analysis of Net Interest Income

Net interest income is the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans on nonaccrual status, however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$8,051	$83	1.03%	$3,718	$73	1.96%	$2,970	$138	4.65%
Federal Funds sold and other short-term investments	1,281	2	0.16%	3,032	37	1.22%	1,368	66	4.82%
Investment securities	1,000	50	5.00%	1,079	55	5.10%	2,000	100	5.00%
Residential mortgage-backed securities	26,795	1,158	4.32%	29,109	1,371	4.71%	34,709	1,601	4.61%
Loans receivable (1)(2)	423,078	27,366	6.47%	336,619	23,744	7.05%	264,366	19,178	7.25%
FHLB stock	4,140	9	0.22%	5,086	204	4.01%	2,980	162	5.44%

Total interest-earning assets	464,345	$28,668	6.17%	378,643	$25,484	6.73%	308,393	$21,245	6.89%

Non-interest-earning assets	15,287			11,825			10,512

Total assets	$479,632			$390,468			$318,905

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$33,719	$530	1.57%	$29,035	$705	2.43%	$20,411	$693	3.40%
Passbook deposits	37,763	311	0.82%	39,378	547	1.39%	39,973	536	1.34%
NOW and other demand deposits	64,967	763	1.17%	39,853	303	0.76%	36,281	59	0.16%
Certificate accounts	221,863	5,318	2.40%	156,228	5,624	3.60%	130,164	5,770	4.43%

Total deposits	358,312	6,922	1.93%	264,494	7,179	2.71%	226,829	7,058	3.11%
FHLB advances	76,433	2,830	3.70%	89,404	3,566	3.99%	61,350	2,590	4.22%
Junior subordinated debentures and other borrowings	6,385	236	3.70%	7,192	421	5.85%	6,000	485	8.08%

Total interest-bearing liabilities	441,130	$9,988	2.26%	361,090	$11,166	3.09%	294,179	$10,133	3.45%

Non-interest-bearing liabilities	5,328			4,954			3,735
Stockholders’ Equity	33,174			24,424			20,991

Total liabilities and stockholders’ equity	$479,632			$390,468			$318,905

Net interest rate spread (3)		$18,680	3.91%		$14,318	3.64%		$11,112	3.44%

Net interest rate margin (4)			4.02%			3.78%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities			105.26%			104.86%			104.83%
Return on average assets			(1.35)%			0.59%			0.46%
Return on average equity			(19.47)%			9.42%			6.92%
Average equity to average assets ratio			6.92%			6.26%			6.58%
Dividend payout ratio (5)			N/A			16.90%			25.81%

(1)	Amount is net of deferred loan fees, loan discounts, loans in process and loan loss allowances, and includes loans held for sale.
(2)	Amount excludes interest on non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stocks divided by net earnings (loss) less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2009 Compared to Year ended December 31, 2008			Year ended December 31, 2008 Compared to Year ended December 31, 2007
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$56	$(46)	$10	$29	$(94)	$(65)
Federal funds sold and other short term investments	(14)	(21)	(35)	43	(72)	(29)
Investment securities, net	(4)	(1)	(5)	(47)	2	(45)
Mortgage backed securities, net	(105)	(108)	(213)	(263)	33	(230)
Loans receivable, net	5,716	(2,094)	3,622	5,110	(544)	4,566
FHLB stock	(32)	(163)	(195)	93	(51)	42

Total interest-earning assets	5,617	(2,433)	3,184	4,965	(726)	4,239

Interest-bearing liabilities:
Money market deposits	159	(334)	(175)	243	(231)	12
Passbook deposits	(22)	(214)	(236)	(8)	19	11
NOW and other demand deposits	247	213	460	6	238	244
Certificate accounts	1,839	(2,145)	(306)	1,043	(1,189)	(146)
FHLB advances	(493)	(243)	(736)	1,126	(150)	976
Junior subordinated debentures	-	(138)	(138)	-	(134)	(134)
Other borrowings	(48)	1	(47)	70	-	70

Total interest-bearing liabilities	1,682	(2,860)	(1,178)	2,480	(1,447)	1,033

Change in net interest income	$3,935	$427	$4,362	$2,485	$721	$3,206

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General

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

Net Earnings (Loss)

We recorded a net loss of ($6.5 million), or ($4.14) per diluted common share, for the year ended December 31, 2009, compared to net earnings of $2.3 million, or $1.18 per diluted common share, for the year ended December 31, 2008. Current year net earnings decreased by $8.8 million, or 380.70%, primarily due to a substantial increase in our provision for loan losses which was partially offset by higher net interest income before provision for loan losses, and an income tax benefit.

Net Interest Income

Net interest income before provision for loan losses totaled $18.7 million, up $4.4 million, or 30.47%, from a year ago. The increase in net interest income was attributable to a larger average interest earning assets and a 24 basis point increase in our net interest margin. Average interest-earning assets for the year ended

December 31, 2009 increased $85.7 million to $464.3 million. Net interest margin for the year ended December 31, 2009 was 4.02%, up from 3.78% for the year 2008.

Interest Income

Interest income for 2009 increased $3.2 million, or 12.49%, from a year ago. The increase was due primarily to higher levels of interest-earning assets which resulted in a $5.6 million increase in interest income. The increase in average interest-earning assets was offset by a decrease in the yield on average interest-earning assets, which reduced interest income by $2.4 million.

Our net loan portfolio accounted for a substantial portion of the increase in our average interest-earning assets. In 2009, average loans outstanding increased by $86.5 million, or 25.68%. At the same time, the yield earned on loans decreased by 58 basis points to 6.47%. This decline reflected the general decrease in market interest rates in 2009 and higher level of nonaccrual loans.

Interest Expense

Interest expense for 2009 decreased $1.2 million, or 10.55%, from a year ago. The primary reason was a decrease in the rates paid on interest-bearing deposits and borrowings, which declined by 83 basis points to 2.26% for 2009 from 3.09% for 2008. The result was a decrease in interest expense of $2.9 million. The fall in deposit and borrowing rates reflected a generally lower interest rate environment in 2009. The decline in deposit and borrowing rates was offset by an increase in the average balance of interest-bearing liabilities of $80.0 million. Interest-bearing liabilities averaged $441.1 million in 2009 compared to $361.1 million for 2008. The increase in these average balances resulted in a $1.7 million increase in interest expense.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that we determine as the amount needed to maintain an allowance for loan losses that should be sufficient to absorb loan losses inherent in the Bank’s loan portfolio. We determine the size of the provision for each year based upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, non-performing loans, our assessment of loan portfolio quality, value of collateral, general economic factors and feedback from regulatory examinations.

For the year 2009, the provision for loan losses totaled $19.6 million, up $18.3 million, from a year ago. The increase in the provision for loan losses was reflective of growth in the loan portfolio, deterioration in our loan portfolio, higher net loan charge-offs and feedback from a recent regulatory examination. The continued weakness in the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs during the year ended December 31, 2009.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $5.4 million at December 31, 2009. The specific loss allocations at December 31, 2009 were mainly related to three one to four-family residential loans, six commercial real estate loans and one commercial loan totaling $10.6 million. The loans are non-performing and the recent valuation of the underlying collateral reflected a decrease in values, and the Bank accordingly allocated $3.7 million of specific loss allocations. The Bank also recorded a $1.1 million specific loss allocation on two commercial loans, an unsecured consumer loan, and one loan secured by deposit, totaling $6.3 million. Additionally, the Bank recorded $543 thousand specific loss allocation for impairment related to $15.2 million of loans that were modified in troubled debt restructurings.

Net loan charge-offs (recoveries) were $2.7 million and ($136 thousand) for the years ended 2009 and 2008, respectively. The increase in net loan charge-offs was mostly due to an increase in partial charge-offs on impaired loans resulting primarily from declines in collateral values on collateral dependent loans. Charge-offs during 2009 included $1.6 million of charge-offs on seven one to four-family loans, $667 thousand of charge-offs on four commercial real estate loans, primarily church loans, $200 thousand of charge-off on a multi-family loan and $230 thousand of charge-offs on five unsecured commercial and consumer loans. As a percentage of average loans, net loan charge-offs equaled 0.64% for the year ended December 31, 2009.

As a result of the higher provision for loan losses for 2009, the allowance for loan losses at December 31, 2009 increased to $20.5 million, and represented 4.52% of total gross loans receivable, excluding loans held for sale, compared to an allowance for loan losses of $3.6 million, or 1.06% of total gross loans receivable, excluding loans held for sale, at December 31, 2008. Management believes the increase in the provision and allowance for loan losses during 2009 compared to 2008 is reflective of the recessionary economic conditions during 2009 and is directionally consistent with current delinquent, non-performing and loan loss trends.

Non-Interest Income

For the year 2009, non-interest income totaled $1.2 million, down $167 thousand, or 12.00%, from a year ago, primarily due to $474 thousand of higher provision for losses on loans held for sale that were delinquent and $320 thousand of lower net gains on mortgage banking activities which were partially offset by $591 thousand of income related to a CDFI grant reported in other income for 2009 and $32 thousand of higher service charges for loan related fees and retail banking fees.

Non-Interest Expense

For the year 2009, non-interest expense totaled $11.4 million, up $751 thousand, or 7.06%, from a year ago. The increase is primarily due to increases in FDIC insurance premium and information services expense. FDIC insurance premium expense increased by $641 thousand due to an increase in the assessment rate imposed by the FDIC starting with second quarter 2009 and a $222 thousand special assessment in 2009. Management expects FDIC insurance premiums to remain at elevated levels through at least 2011. Information services expense increased $107 thousand during 2009, primarily reflecting higher core processing and item processing costs with increased transaction volume as loans and deposits grew substantially in 2009.

Income Taxes

Income tax benefit totaled ($4.6 million) for 2009 compared to expense of $1.4 million for 2008. The effective tax rates for the periods ending December 31, 2009 and 2008 were (41.84%) and 37.94%, respectively. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. The effective tax rate for 2008 is lower than the blended effective statutory federal and state rates primarily due to the Company’s tax-exempt earnings from bank-owned life insurance contracts and the impact of state income tax deductions for loans made in designated enterprise zones. See Note 1 and Note 12 of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

The Company’s net deferred tax assets totaled $5.0 million at December 31, 2009 compared to $469 thousand of net deferred tax liabilities at December 31, 2008. This change was primarily driven by significant increases in the temporary differences associated with the deductibility of the provision for loan losses, net operating loss carryforward, nonaccrual loan interest and unrealized losses on loans held for sale.

The Company has recorded a valuation allowance of $206 thousand at year-end 2009 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the net deferred state tax asset. No valuation allowance has been recorded against the net deferred federal tax asset as the Company expects to have sufficient future income to utilize the net deferred federal tax assets.

Comparison of Financial Condition at December 31, 2009 and 2008

Total Assets

At December 31, 2009, assets totaled $521.0 million, up $113.1 million, or 27.73%, from year-end 2008. During 2009, net loans, including loans held for sale, increased $95.7 million, or 26.75%, and securities available-for-sale and held-to-maturity increased $4.2 million, or 15.67%. Other increases in assets were in real estate owned (REO) which increased $2.1 million, prepaid FDIC insurance which increased $2.3 million, and net deferred income tax assets which increased $5.5 million from $469 thousand of net deferred tax liabilities at December 31, 2008 primarily due to a $16.9 million increase in the allowance for loan losses which is not currently deductible for tax purposes.

Based on findings and other information obtained during a recent regulatory examination, in March 2010, the Company and Bank were determined to be “in troubled condition” and the banking regulators have imposed certain limitations on the Company and the Bank, including limiting the Bank’s increase in total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

Loans Receivable

Loans receivable grew substantially in 2009 as origination and purchase volume outpaced repayments and sales. Loan originations, including purchases, for the year ended December 31, 2009 totaled $154.7 million, up $24.1 million, or 18.49%, from $130.6 million for the same period a year ago. With the receipt of $9.0 million of TARP funds from the U.S. Treasury in late 2008 and a reduction in the intensity of competition for loans in 2009, we continued our commitment to making credit available to qualified borrowers. Loan repayments, including loan sales, amounted to $37.8 million for the year ended December 31, 2009, down $38.0 million, or 50.14%, from $75.8 million for the same period a year ago. As the economic recession continued in 2009 and competing financial institutions reduced lending, borrowers were less willing or able to refinance or pay off loans financed with Broadway Federal.

For the year 2010, management intends to restrain loan growth primarily by suspending the Company’s church lending activities.

Securities

At December 31, 2009 and 2008, we held securities in the aggregate amount of $31.2 million and $27.0 million, respectively, with fair values of $31.8 million and $27.0 million, respectively. During 2009, $7.8 million in residential mortgage-backed securities were paid down and $11.9 million were purchased. The increase was primarily the result of purchases of $11.9 million and a net increase of $240 thousand in the fair value of our securities available-for-sale, partially offset by principal payments received of $7.8 million.

Deposits

Deposits totaled $385.5 million at December 31, 2009, up $95.6 million, or 32.96%, from year-end 2008. During 2009, the Company experienced increases in NOW account and other demand deposits, money market and certificates of deposits, primarily as a result of our marketing efforts and competitive pricing strategies. Core deposits (NOW, demand, money market and passbook accounts) increased $2.9 million and certificates of deposit increased $92.7 million, including brokered deposits which increased $20.5 million. As interest rates remained at historically low levels, we increased our focus on certificates of deposit to fund loan growth. Our deposit campaign such as our online deposit products and flexible certificates of deposits were very successful in bringing in new deposits. We also obtained new deposits from QwickRate, a non-brokered source of funding. Brokered deposits grew from $80.5 million at December 31, 2008 to $101.0 million at December 31, 2009, of which $71.2 million were CDARS. At December 31, 2009, core deposits represented 30.36% of total deposits compared to 39.38% at December 31, 2008 and certificates of deposit represented 69.64% of total deposits at December 31, 2009 compared to 60.62% at December 31, 2008. Brokered deposits represented 26.19% of total deposits at December 31, 2009 compared to 27.75% at December 31, 2008. As discussed above, in March 2010, the Company and Bank were determined to be “in troubled condition” and the OTS has imposed certain limitations on the Company and the Bank, including prohibiting the Bank from increasing the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

Borrowings

At December 31, 2009, borrowings consisted of advances from the FHLB of $91.6 million and junior subordinated debentures of $6.0 million. Since the end of 2008, FHLB borrowings increased $17.6 million, or 23.78%, to $91.6 million at December 31, 2009 from $74.0 million at December 31, 2008, primarily due to strong loan growth funding needs. At December 31, 2009 and 2008, FHLB advances were 17.58% and 18.14%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.23% and 3.74%, respectively. The banking regulators have placed limitations on the Company and accordingly, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

Stockholders’ Equity

Stockholders’ equity decreased by $1.2 million, or 3.59%, to $31.5 million at December 31, 2009 from $32.7 million at December 31, 2008. This decrease in stockholders’ equity was primarily due to a net loss of $6.5 million for the year and dividend payments of $951 thousand which were partially offset by $6.0 million of proceeds from the issuance of preferred stock from additional TARP funds received in December 2009.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OTS in the conduct of its business and failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but legislation currently being considered by Congress would, among other things, impose specific capital requirements on us as a savings and loan holding company as well. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business – Regulation” and in Note 15 of the Notes to Consolidated Financial Statements.

On November 14, 2008, the Company issued 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 183,175 shares of Company common stock at $7.37 per share, to the U.S. Treasury for gross proceeds of $9.0 million. The sale of the Senior Preferred Stock was made pursuant to the U.S. Treasury’s TARP Capital Purchase Program.

On November 24, 2009, the U.S. Treasury agreed to return to the Company, and has released its stock purchase rights under, the warrant to purchase 183,175 shares of Company common stock discussed above. The Company was not required to make any payment in connection with the return of the warrant. The release of the U.S. Treasury’s stock purchase rights under the warrant is the result of the U.S. Treasury’s grant to the Company of an exemption from the general warrant issuance requirements of the Capital Purchase Program because of its certification by the Community Development Financial Institution Fund as a Community Development Financial Institution (“CDFI”).

On December 8, 2009, the Company issued 6,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, to the U.S. Treasury for gross proceeds of $6.0 million. The sale of the Senior Preferred Stock was made pursuant to the U.S. Treasury’s TARP Capital Purchase Program.

Our current business plan includes increasing our capital through the issuance of common stock in one or more private or public transactions, and the possible issuance of preferred stock to the U.S. Treasury described below, for the purpose of strengthening our ability to deal with the increase we have experienced in nonperforming assets and to provide support for future growth in our business after we have satisfactorily addressed the concerns raised by the OTS in our most recent regulatory examination. In addition, the OTS may require that we raise additional capital, although it has not taken any formal action in this regard to date. We are in the early stages of our capital raising efforts and cannot state at this time the amount of capital that we may raise. We expect, however, that we will need to seek approval from our stockholders as required by applicable listing requirements of the Nasdaq Capital Market to issue common stock in an amount in excess of 20% of our current number of outstanding shares of common stock.

As part of the Federal government’s ongoing commitment to improving access to credit for small businesses, the U.S. Treasury announced on February 3, 2010 final terms for the Community Development Capital Initiative (the “CDCI”). Pursuant to the CDCI, certified CDFIs that participated in the Capital Purchase Program and are in good standing will be eligible to exchange the preferred stock they issued pursuant to the Capital Purchase Program for preferred stock issued pursuant to the CDCI program which will have a dividend yield of 2% for the first eight years instead of the 5% for five years required in the Capital Purchase Program, then increasing to 9% thereafter.

The CDCI also provides that certified CDFIs, subject to approval from their primary regulator, may apply to issue preferred stock qualifying as regulatory capital up to 5 percent of risk-weighted assets. In cases where an institution might not otherwise be approved by its regulator, an institution will be eligible to participate so long as it can raise sufficient private capital that when matched with U.S. Treasury capital it can resolve the regulator’s concerns. The private capital must be junior to the U.S. Treasury’s investment and the CDFI must be in compliance with any other regulatory mandates.

The Company applied to the U.S. Treasury on February 22, 2010 to exchange its Capital Purchase Program preferred stock into CDCI-qualifying preferred stock to obtain the benefits of the reduced dividend requirement of 2% for the first eight years after original issuance of that preferred stock under the Capital Purchase Program, and the Company also applied to the OTS for approval to increase its participation in the CDCI through sale to the U.S. Treasury of $4.6 million of CDCI-qualifying preferred stock. The Company is currently seeking matching private capital of at least $4.6 million. The Company has not to date received notification that its requested exchange or its request to issue additional preferred stock has been approved.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and other investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of mortgage-backed and other investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $7.5 million and $13.0 million during 2009 and 2008, respectively. Net cash inflows from operating activities for 2009 were primarily attributable to payments of interest on loans and proceeds from sales of loans held for sale during 2009.

Net cash outflows from investing activities totaled $125.6 million and $56.8 million during 2009 and 2008, respectively. Net cash outflows for investing activities for 2009 were attributable primarily to the growth in our loan portfolio, and purchases of securities available-for-sale. These activities were partially offset by principal repayments on loans and residential mortgage-backed securities.

Net cash inflows from financing activities totaled $118.1 million and $47.0 million during 2009 and 2008, respectively. Net cash inflows from financing activities for 2009 were attributable primarily to growth in deposits, advances from the FHLB and proceeds from the issuance of additional preferred stock to the U.S. Treasury under the TARP Capital Purchase Program. These additional capital funds were used by the Company to invest in the Bank to increase the Bank’s capital.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB. We currently are approved by the FHLB to borrow up to 30% of total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of year-end 2009, to borrow an additional $47.8 million. As previously discussed, the banking regulators have placed limitations on the Company and accordingly, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalents and investment securities available-for-sale that are not pledged, were $22.4 million at December 31, 2009 compared to $11.7 million at December 31, 2008. Cash and cash equivalents were $7.4 million at December 31, 2009, compared to $7.5 million at December 31, 2008.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with a correspondent bank and most of the proceeds have been invested in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing will mature and become payable on July 31, 2010. The lender also has the right under the loan agreement to accelerate the maturity of this borrowing due, among other possible bases, to the fact that we had a net loss for the year ended December 31, 2009. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this loan or to obtain a dividend from the Bank for such purpose. Approval of the OTS would also be required to obtain borrowings from other sources for such repayments. We have entered in to discussions with the lender on our line of credit and are also exploring alternative borrowing sources. Further information regarding this borrowing is included in Note 19 of the Notes to Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

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

The following table details our contractual obligations at December 31, 2009.

	Less than one year	More than one year to three years	More than three years to five tears	More than five tears	Total
	(Dollars in thousands)
Certificates of deposit	$195,376	$57,392	$10,768	$541	$264,077
FHLB advances	11,600	22,000	30,000	28,000	91,600
Junior subordinated debentures	-	-	6,000	-	6,000
Commitments to originate loans	3,194	-	-	-	3,194
Commitments to fund unused lines of credit	5,073	4,687	1,432	478	11,670
Operating lease obligations	219	375	72	-	666

Total contractual obligations	$215,462	$84,454	$48,272	$29,019	$377,207

Impact of Inflation and Changing Prices

Our consolidated financial statements including notes have been prepared in accordance with GAAP which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and feedback from regulatory examinations. See Item 1, “Business – Asset Quality – Allowance for Loan Losses” for a full discussion of the allowance for loan losses.

Real Estate Owned (“REO”)

REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to REO is charged to the allowance for loan losses. Subsequent to the transfer to REO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income and a valuation allowance is established. Operating costs after acquisition are expensed. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of REO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. See Note 12 Income Taxes of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the Notes to Consolidated Financial Statements beginning at page F-6 to gain a better understanding of how our financial performance is measured and reported.

Impact of Recent Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control losses was not effective as of December 31, 2009. The allowance for loan losses as of December 31, 2009 was not increased in proportion to the increased risk of loss in the loan portfolio. Additionally, there were weaknesses in the design and implementation of internal controls for monitoring loan originations, approval and disbursements and the documentation of loan underwriting, including documentation of borrower repayment ability. The Company had identified the need for and increased the allowance; however, the increase was not sufficient to cover the increased portfolio risk of loss. Management has adjusted the allowance for loan losses to reflect the increased risk of loss as of December 31, 2009. The loan review process has also been enhanced to ensure all problem and impaired loans will be identified and properly classified. Also, loan concentrations are to be reviewed for any added risk. The classification system has been revised to provide that all Troubled Debt Restructures (TDRs) be classified substandard pending satisfactory payment and financial documentation to establish the borrower’s future ability to pay per modified terms. An Internal Asset Review Committee of the Board of Directors has also been established to ensure the loan review process is independent of loan origination and servicing. The loan policy has been revised to include requirements to verify borrower financial performance and income and strengthened loan approval procedures. The enhancements also include the requirement to obtain audited financial statements on certain loans.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Paul C. Hudson	/s/ Samuel Sarpong
Paul C. Hudson	Samuel Sarpong
Chief Executive Officer	Chief Financial Officer

Los Angeles, CA	Los Angeles, CA
June 17, 2010	June 17, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors (the “Board”) of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Robert C. Davidson, Jr., Javier León, and Elrick Williams, has a term of office expiring at the 2010 Annual Meeting of Shareholders. Messrs. Davidson, León, and Williams are expected to be nominated for election to serve for additional terms as directors at the Company’s 2010 Annual Meeting of Stockholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2009	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
Robert C. Davidson, Jr.	64	2003	2010	Director
Javier León	44	2007	2010	Director
Elrick Williams	62	2007	2010	Director
CONTINUING DIRECTORS:
A. Odell Maddox	63	1986	2011	Director
Daniel A. Medina	52	1997	2011	Director
Virgil Roberts	62	2002	2011	Director
Paul C. Hudson	61	1985	2012	Chairman of the Board and Chief Executive Officer
Kellogg Chan	70	1993	2012	Director

The following is a brief description of the business experience of the nominees and continuing directors for at least the past five years and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Exchange Act.

Nominees

Robert C. Davidson, Jr. retired in 2007 from his position as Chairman/Chief Executive Officer of Surface Protection Industries, a company he formed in 1978 and one of the largest African American owned manufacturing companies in California. He is a member of the Boards of Directors of Jacobs Engineering Group, Inc., Morehouse College, Cedars Sinai Medical Center, Art Center College of Design located in Pasadena, California, the South Coast Air Quality Management District Brain Tumor and Air Pollution Foundation, and the University of Chicago Graduate School of Business Advisory Council. Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium size businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with an extensive knowledge of the Company and of the markets and communities in which the Company operates.

Javier León is the Managing Director of Andell Sports Group, which oversees the sports and related assets of Andell Holdings and has served in that capacity since 2008. Mr. Leon oversees the business and operations of the Chicago Fire, a professional soccer team, on behalf of its owner. He is involved in strategic planning and marketing, as well as the development of Hispanic community and public relations strategies and programs. Prior to joining Andell, Mr. Leon served as the Chief Executive Officer for Chivas USA Enterprises in Los Angeles from 2004 to 2007. Mr. León was a managing director in investment banking for Merrill Lynch, Deutsche Bank, and ING-Barings from 1992 to 2004. He received a bachelors degree from Claremont McKenna College and a Masters of International Management from the University of California at San Diego. Mr. Leon has extensive experience in managing, planning and operating businesses. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial reporting and analysis. He has prior experience in the capital markets. Mr. Leon’s experience in the areas of strategic planning and marketing, including marketing to Hispanic communities, makes him an excellent candidate for the Board.

Elrick Williams has been Chairman of Williams Group Holdings LLC, a privately held investment firm with offices in Chicago and Los Angeles, since the firm was established in 2006. Prior to his current position, Mr. Williams founded Allston Trading LLC in 2003 and retired as its Chief Executive Officer and Chairman in late 2008. Allston Trading LLC is a firm that specializes in algorithmic electronic trading of stocks, Treasury bonds, currencies, futures and options. Mr. Williams was employed as a trader from 1981 to 2003 by various securities trading companies. Mr. Williams has extensive experience in planning for, managing and operating a financial services business. He also has significant experience in and knowledge of the equity markets. We believe Mr. Williams’ many years of hands-on business experience combined with his proven leadership skills make him an excellent candidate for the Board.

Continuing Directors

A. Odell Maddox is Manager of Maddox Co., a real estate property management and sales company, and has served in that capacity since 1986. Mr. Maddox has worked in property management, real estate brokerage and investment businesses for over 35 years. Mr. Maddox has extensive experience in real estate in Los Angeles, as well as significant experience in real estate lending and loan workouts. He has extensive entrepreneurial experience developing and managing small and medium-sized businesses. Mr. Maddox has a long history with and knowledge of the Company and the communities and markets in which the Company operates.

Daniel A. Medina is Managing Director of Capital Knowledge, LLC, a consulting firm that provides financial advisory services. He has been with Capital Knowledge, LLC and its predecessor since April 1, 2000. Mr. Medina has extensive experience in analyzing and valuing financial institutions and assessing their strengths and weaknesses. He has extensive knowledge of the capital markets and mergers and acquisitions, specifically within the financial services industry.

Virgil Roberts has been Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry, since 1996. He currently serves on the Board of Directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio, the Alliance of Artists and Record Companies, and the Bridgespan Group, a management and consulting firm for large philanthropy companies with offices in Boston, San Francisco and New York. Mr. Roberts’ qualifications to serve on the Board include his extensive legal and business experience and community leadership. Mr. Roberts serves on a number of local community boards and provides leadership to local community groups. Mr. Roberts serves as the Lead Director and chair of the Company’s Nominating Committee. Mr. Roberts brings leadership, management and regulatory experience to the Board.

Paul C. Hudson is the Chief Executive Officer and Chairman of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board in 1985, and served in various positions prior to becoming Chairman and Chief Executive Officer in 2007. Mr. Hudson is a member of Bar Associations. He currently serves on several nonprofit boards, including the board of the California Housing Finance Agency and Abode Communities. Mr. Hudson brings to his position almost thirty years of executive management experience with the Company and over 25 years as its leader. He is responsible for developing the Company from a relatively small mutual thrift institution into one of the largest African American thrift institutions in the United States. He has an extensive knowledge of the history of the Company and the markets in which it operates. He is well versed in the regulatory and other issues facing the Company and the banking industry.

Kellogg Chan has served as President of Asia Capital Group, Ltd., a biotechnology holding company since 2001. He has been a member of the Board since 1993. He served as the Chairman and Chief Executive Officer of Universal Bank, f.s.b from 1994 to 1995 and President and Chief Executive Officer of East-West Bank from 1976 to 1992. Mr. Chan has extensive experience in the thrift industry covering a wide variety of economic and interest rate cycles. He has served in executive management positions in thrift institutions and has experienced a diversity of corporate cultures. His extensive executive management experience includes, but is not limited to, strategic planning and its implementation and the development, implementation and evaluation of internal control structures, particularly in the thrift industry.

Executive Officers

The following table sets forth information with respect to executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually by the respective Boards of Directors.

Name	Age (1)	Principal Occupation during the Past Five Years
Wayne-Kent A. Bradshaw	62	President / Chief Operating Officer of the Company and the Bank since February 2009. Regional President and National Manager for Community and External Affairs at Washington Mutual Bank from 2004 to 2009.

Samuel Sarpong	49	Senior Vice President / Chief Financial Officer of the Company and the Bank since 2005. First Vice President / Chief Compliance Officer and Internal Audit Director of the Bank from 2004 to 2005.

Wilbur A. McKesson Jr.	56	Senior Vice President / Chief Loan Officer of the Company since 2007. Vice President for Affordable Housing of Option One Mortgage Corporation from 2002 to 2007.

(1)	As of December 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of the Company’s common stock, to report to the SEC their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed. Officers, directors and greater than ten percent (10%) stockholders are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

Based solely on our review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and 10% stockholders were timely met.

Code of Ethics

The Board has adopted a Code of Ethics (the “Code”) for the Company’s directors and executive officers. Our directors and executive officers are expected to adhere at all times to the Code. Stockholders may obtain a copy of the Code, free of charge, upon written request to: Broadway Financial Corp., 4800 Wilshire Boulevard, Los Angeles, California 90010, Attention: Daniele Johnson.

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Maddox (Chairman), Medina, and Williams. The Audit Committee is responsible for oversight of the internal audit function for the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for oversight of the Company’s independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Messrs Medina and Williams meet the definition of “audit committee financial expert,” as defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our three most highly compensated executive officers for services rendered in all capacities during 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Option Awards (2)	Non-Equity Incentive Plan Compen- sation (3)	Nonqualified Deferred Compen- sation Earnings (4)	All Other Compen- sation (5)	Total ($)
Paul C. Hudson	2009	$286,667	-	-	$133,526	$34,549	$454,742
Chief Executive Officer	2008	$210,000	-	$81,418	$126,007	$29,864	$447,289

Wayne-Kent A. Bradshaw (6)	2009	$178,750	$224,250	-	-	$26,232	$429,232
Chief Operating Officer	2008	-	-	-	-	-	-

Samuel Sarpong	2009	$161,551	-	-	-	$19,332	$180,883
Chief Financial Officer	2008	$150,000	$49,350	$50,067	-	$19,205	$268,622

Wilbur McKesson	2009	$159,811	-	-	-	$28,545	$188,356
Chief Lending Officer	2008	$155,625	$131,600	$51,944	-	$22,692	$361,861

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	Represents the grant date fair value of option awards granted under the Company’s Long-Term Incentive Plans. Option awards vest 20% per year from the date of the grant and are fully vested in year five. The maximum term of each option is ten years. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 14 of the Notes to Consolidated Financial Statements of the Company filed with the SEC as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(3)	The amounts shown represent performance-based bonuses earned in 2008 but paid in 2009, as described in the CD&A. No performance-based bonuses were earned in 2009.
(4)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from a bank owned life insurance policy reduces the expense related to the Salary Continuation Agreement. The other Named Executive Officers did not participate in the Bank’s Non-Qualified Deferred Compensation Plan during 2009 and 2008.
(5)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under the ESOP. Also includes perquisites and other benefits consisting of car and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(6)	Wayne-Kent A. Bradshaw commenced his employment as the Bank’s President and Chief Operating Officer in February 2009.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2009.

Outstanding Equity Awards at December 31, 2009

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)	Number of Securities Underlying Unexercised Options (Unexercisable) (2)	Option Exercise Price (3)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested (6)
Paul C. Hudson	5,648	-	$4.34	11/15/10	-	-
	29,718	-	$6.68	07/25/12	-	-

Wayne K. Bradshaw	-	75,000	$4.98	03/18/09	-	-

Samuel Sarpong	10,000	-	$13.11	04/21/14	-	-
	9,000	6,000	$10.25	05/24/16	1,200	$7,176
	3,000	12,000	$5.95	10/22/18	-	-

Wilbur McKesson	8,000	32,000	$5.95	10/22/18	-	-

(1)	The stock options shown are immediately exercisable.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(5)	Shares vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(6)	Based upon a fair market value of $5.98 per share for the Company common stock as of December 31, 2009.

Salary Continuation Agreement

Under the 2006 Salary Continuation Agreement, upon termination of employment after Mr. Paul Hudson reaches age 65, he will receive an annual benefit of $100,000, divided into 12 equal monthly payments, for 15 years. The normal retirement age is defined as age 65. The agreement includes provisions for early termination, disability, termination for cause, death and change in control. The present value of the accumulated benefit is the accrual balance as of December 31, 2009. The accrual balance is determined using a discount rate of 6%.

Change in Control Agreements

The Company and the Bank have entered into change in control agreements with each of its executive officers. Each agreement provides that if, within three years after any Change in Control (as defined in the agreements), the officer’s employment is terminated, either by the officer following a demotion or other specified adverse treatment of the officer or by the Company or Bank other than for Cause (as defined in the agreements), then the officer will receive a severance payment equal to the sum of (A) the officer’s unpaid salary and bonus or other incentive compensation for the remainder of the year in which employment is terminated, and (B) a specified multiple of the highest Annual Compensation (as defined in the agreement) paid to the officer in any of the three years preceding termination of employment. The multiple is 2.5 for Mr. Hudson, 1.5 for Mr. Sarpong and 1 for Mr. McKesson. In addition to these payments, any stock options and similar rights held by the officer will become fully vested and exercisable, and the health and other benefits coverage provided to the officer will be continued for one year after termination of employment. However, no payments may be made until TARP funds have been repaid.

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation (3)	Total
Kellogg Chan	$12,000	$3,994	-	$15,994
Robert C. Davidson	$21,000	$3,994	$5,319	$30,313
Javier León	$17,000	$3,994	-	$20,994
A. Odell Maddox	$18,500	$3,994	$5,161	$27,655
Daniel Medina	$21,000	$3,994	-	$24,994
Virgil Roberts	$20,000	$3,994	-	$23,994
Elrick Williams	$18,000	$3,994	-	$21,994

(1)	Includes payments of annual retainer fees, fees paid to chairmen of Board committees, and meeting attendance fees.
(2)	Represents the grant date fair value of option awards granted under the Company’s Long-Term Incentive Plans. Option awards vest immediately and the maximum term of each option is ten years. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 14 of the Notes to the Consolidated Financial Statements of the Company filed with the SEC as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(3)	Includes premiums paid for medical, dental and group term life insurance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2010, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Beneficial Owners:

Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)	12.33%

First Opportunity Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	129,280	(2)	7.42%

Directors and Executive Officers:

Paul C. Hudson	95,755	(3)	5.49%

Kellogg Chan	43,139	(4)	2.47%

Robert C. Davidson, Jr.	10,713	(5)(6)	0.61%

Javier León	3,125	(7)	0.18%

A. Odell Maddox	19,619	(8)	1.13%

Daniel A. Medina	10,920	(9)(10)	0.63%

Virgil Roberts	14,632	(11)(12)	0.84%

Elrick Williams	192,642	(13)(14)	11.05%

Wayne-Kent A. Bradshaw	15,000	(15)	0.86%

Samuel Sarpong	24,389	(16)	1.40%

Wilbur McKesson	8,104	(17)	0.46%

All directors and executive officers as a group (11 persons)	438,038		25.13%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G/A, filed on February 13, 2009 with the SEC by First Opportunity Fund, Inc. (formerly First Financial Fund, Inc.)
(3)	Includes 16,553 allocated shares under the Employee Stock Ownership Plan (“ESOP”), and 35,366 shares subject to options granted under the Company’s Long Term Incentive Plan (the “LTIP”), which options are currently exercisable.
(4)	Includes 3,125 shares subject to options granted under the Company’s 2008 Long Term Incentive Plan (the “2008 LTIP”), which options are all currently exercisable.
(5)	Includes 5,356 shares held jointly with spouse with whom voting and investment power are shared.
(6)	Includes 1,428 shares subject to options granted under the Stock Option Plan for Outside Directors (the “SOPOD”), and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(7)	Includes 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.

(8)	Includes 600 shares subject to options granted under the SOPOD, and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(9)	Includes 6,100 shares held jointly with spouse with whom voting and investment power are shared.
(10)	Includes 1,000 shares subject to options granted under the SOPOD, and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(11)	Includes 5,806 shares held jointly with spouse with whom voting and investment power are shared.
(12)	Includes 1,784 shares subject to options granted under the SOPOD, and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(13)	Information based upon Schedule 13G/A, filed on February 11, 2010 with the SEC by Elrick Williams. Mr. Williams is a majority owner of Williams Group Holdings LLC which owns 189,517 shares of the Company’s Common Stock.
(14)	Includes 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(15)	Includes 15,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(16)	Includes 589 allocated shares under the ESOP, and 22,000 shares subject to options granted under the LTIP, which options are all currently exercisable.
(17)	Includes 104 allocated shares under the ESOP, and 8,000 shares subject to options granted under the LTIP, which options are all currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 30, 1999, the Bank made a loan of $550,000 to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. As of March 31, 2010, the outstanding balance of the loan was $462,816.

Mr. Elrick Williams is a director of both the Company and the Bank and holds a non-controlling interest in Williams Group Holdings (“WGH”). On September 26, 2006, the Bank made a loan of $3,250,000 to Gemini Basketball (“Gemini”). In October 2007, WGH made a minority investment in Gemini. In October of 2008, the Bank made an additional $750,000 loan to Gemini. The outstanding balance on the loan is $4,000,000. In January 2009, WGH acquired a majority interest in Gemini. The loan had an initial rate of 6.50% for one year and a variable rate thereafter equal to 2.50% over the Wall Street Journal Prime Rate. Since inception, payments on the loan have been made as agreed.

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

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2009 and 2008. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2009		2008
	(In thousands)
Audit fees (1)	$153		$146
Audit-related fees (2)	24		10
All other fees	1	(3)	8	(4)

Total fees	$178		$164

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. An additional final billing is anticipated for the 2009 audit.
(2)	Consultation fees billed for professional services rendered for the 2009 and 2008 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP) and for professional services rendered for consultation regarding management’s assessment of the adequacy of internal control over financial reporting for 2009 and for providing a consent for a Form S-8 filing for 2009.
(3)	Fees billed for professional services rendered for consultation regarding CEO bonus limitations for TARP recipients.
(4)	Fees billed for certifications and internal control assessment software and license fees and related training.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. See Index to Consolidated Financial Statements.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included under Item 8, “Financial Statements and Supplementary Data.”

(b) List of Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.10	Warrant to Purchase Common Stock of Broadway Financial Corporation (Exhibit 4.9 to Form 8-K filed by the Registrant on November 19, 2008)

4.11	Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)

4.12	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

Exhibit Number*
10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.16	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)

10.17	Letter Agreement, dated December 4, 2009, which includes the Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.18	Business Loan Agreement between Broadway Financial Corporation and Nara Bank, dated July 31, 2009

21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2007)

23.1	Consent of Crowe Horwath LLP

Exhibit Number*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: June 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul C. Hudson	Date: June 17, 2010
Paul C. Hudson Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Samuel Sarpong	Date: June 17, 2010
Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kellogg Chan	Date: June 17, 2010
Kellogg Chan Director

/s/ Robert C. Davidson, Jr.	Date: June 17, 2010
Robert C. Davidson, Jr. Director

/s/ Javier Leon	Date: June 17, 2010
Javier Leon Director

/s/ Albert Odell Maddox	Date: June 17, 2010
Albert Odell Maddox Director

/s/ Daniel A. Medina	Date: June 17, 2010
Daniel A. Medina Director

/s/ Virgil P. Roberts	Date: June 17, 2010
Virgil P. Roberts Director

/s/ Elrick Williams	Date: June 17, 2010
Elrick Williams Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive earnings (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 15 to the consolidated financial statements, Regulatory Capital Matters and Capital Purchase Program, in March 2010, the Company and its subsidiary Bank were determined to be “in troubled condition” by the OTS and may be required to enter into formal agreements with the OTS that may require the Company and Bank to maintain higher levels of regulatory capital than currently required. In that event, the Company and Bank would be precluded from being considered to be more than “adequately capitalized” until such agreements are terminated and the Company and Bank are no longer determined to be “in troubled condition.” Additionally, Bank management has communicated to the Bank’s primary regulator that the Bank intends to keep the Total Risk-based capital ratio above 11%. However, as of December 31, 2009, the Bank’s Total Risk-based capital ratio was only 10.19%. Additionally, as a result of being designated as being “in troubled condition,” the Company and or the Bank are under certain regulatory restrictions, including limitations on asset growth, dividend payments, capital distributions, changes in directors or senior officers, changes in employment agreements, payments of bonuses to Bank directors and officers, borrowing arrangements and payments, stock redemptions, growth of brokered deposits, and certain other restrictions as described in Note 15. Our opinion is not qualified in respect of this matter.

/s/ Crowe Horwath LLP

South Bend, Indiana

June 17, 2010

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
	(In thousands, except share and per share)
Assets
Cash and cash equivalents	$7,440	$7,476
Securities available-for-sale, at fair value	14,961	4,222
Securities held-to-maturity (fair value of $16,838 at December 31, 2009 and $22,805 at December 31, 2008)	16,285	22,792
Loans receivable held for sale, net	20,940	24,576
Loans receivable, net of allowance of $20,460 and $3,559	432,640	333,273
Accrued interest receivable	2,419	2,295
Federal Home Loan Bank (FHLB) stock, at cost	4,305	4,098
Office properties and equipment, net	5,363	5,535
Real estate owned	2,072	-
Bank owned life insurance	2,418	2,323
Deferred income taxes	4,986	-
Other assets	7,217	1,344

Total assets	$521,046	$407,934

Liabilities and stockholders’ equity
Deposits	$385,488	$289,917
Federal Home Loan Bank advances	91,600	74,000
Junior subordinated debentures	6,000	6,000
Advance payments by borrowers for taxes and insurance	372	509
Deferred income taxes	-	469
Other liabilities	6,071	4,350

Total liabilities	489,531	375,245

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2009 and December 31, 2008; liquidation preference of $9,000 at December 31, 2009 and December 31, 2008	8,963	8,963
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2009 and 0 shares at December 31, 2008; liquidation preference of $6,000 at December 31, 2009 and $0 at December 31, 2008	5,974	-
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2009 and 2008; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2009 and 2008	2	2
Preferred stock discount	(1,756)	(702)
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2009 and 2008; outstanding 1,743,365 shares at December 31, 2009 and 1,742,765 shares at December 31, 2008	20	20
Common stock warrant	-	723
Additional paid-in capital	14,273	12,240
Retained earnings-substantially restricted	7,322	14,878
Accumulated other comprehensive income, net of taxes of $118 at December 31, 2009 and $22 at December 31, 2008	176	32
Treasury stock-at cost, 270,577 shares at December 31, 2009 and 271,177 shares at December 31, 2008	(3,459)	(3,467)

Total stockholders’ equity	31,515	32,689

Total liabilities and stockholders’ equity	$521,046	$407,934

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Year Ended December 31,
	2009	2008
	(In thousands, except per share)
Interest and fees on loans receivable	$27,366	$23,744
Interest on mortgage-backed securities	1,158	1,371
Interest on investment securities	50	55
Other interest income	94	314

Total interest income	28,668	25,484

Interest on deposits	6,922	7,179
Interest on borrowings	3,066	3,987

Total interest expense	9,988	11,166

Net interest income before provision for loan losses	18,680	14,318
Provision for loan losses	19,629	1,372

Net interest income after provision for loan losses	(949)	12,946

Non-interest income:
Service charges	1,222	1,190
Net gains on mortgage banking activities	6	326
Provision for losses on loans held for sale	(734)	(260)
Other	731	136

Total non-interest income	1,225	1,392

Non-interest expense:
Compensation and benefits	6,118	6,092
Occupancy expense, net	1,393	1,382
Information services	813	706
Professional services	630	569
Office services and supplies	572	599
FDIC insurance	819	178
Other	1,036	1,104

Total non-interest expense	11,381	10,630

Earnings (loss) before income taxes	(11,105)	3,708
Income tax expense (benefit)	(4,646)	1,407

Net earnings (loss)	$(6,459)	$2,301

Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	$240	$45
Income tax effect	(96)	(19)

Other comprehensive income, net of tax	144	26

Comprehensive earnings (loss)	$(6,315)	$2,327

Net earnings (loss)	$(6,459)	$2,301
Dividends and discount accretion on preferred stock	(749)	(224)

Earnings (loss) available to common shareholders	$(7,208)	$2,077

Earnings (loss) per common share-basic	$(4.14)	$1.18

Earnings (loss) per common share-diluted	$(4.14)	$1.18

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings (Substantially Restricted)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$2	$-	$20	$-	$12,212	$13,152	$6	$(3,343)	$22,049
Net earnings for the year ended December 31, 2008	-	-	-	-	-	2,301	-	-	2,301
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	-	26	-	26
Preferred stock issued – Series D	8,963	(723)	-	723	-	-	-	-	8,963
Treasury stock acquired	-	-	-	-	-	-	-	(134)	(134)
Treasury stock used for vested stock awards	-	-	-	-	(2)	-	-	10	8
Cash dividends declared ($0.20 per common share)	-	-	-	-	-	(351)	-	-	(351)
Cash dividends declared ($0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C)	-	-	-	-	-	(128)	-	-	(128)
Cash dividends accrued ($8.33 per senior preferred share of Series D)	-	-	-	-	-	(75)	-	-	(75)
Stock-based compensation expense	-	-	-	-	30	-	-	-	30
Accretion of preferred stock discount	-	21	-	-	-	(21)	-	-	-

Balance, at December 31, 2008	8,965	(702)	20	723	12,240	14,878	32	(3,467)	32,689
Net loss for the year ended December 31, 2009	-	-	-	-	-	(6,459)	-	-	(6,459)
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	-	144	-	144
Preferred stock issued – Series E	5,974	(1,200)	-	-	1,200	-	-	-	5,974
Common stock warrant cancellation	-	-	-	(723)	723	-	-	-	-
Treasury stock used for vested stock awards	-	-	-	-	(2)	-	-	8	6
Cash dividends declared ($0.20 per common share)	-	-	-	-	-	(348)	-	-	(348)
Cash dividends declared ($0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C)	-	-	-	-	-	(128)	-	-	(128)
Cash dividends paid and accrued ($50 per senior preferred share of Series D)	-	-	-	-	-	(450)	-	-	(450)
Cash dividends accrued ($4.17 per senior preferred share of Series E)	-	-	-	-	-	(25)	-	-	(25)
Stock-based compensation expense	-	-	-	-	112	-	-	-	112
Accretion of preferred stock discount	-	146	-	-	-	(146)	-	-	-

Balance, at December 31, 2009	$14,939	$(1,756)	$20	$-	$14,273	$7,322	$176	$(3,459)	$31,515

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(6,459)	$2,301
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	19,629	1,372
Provision for losses on loans held for sale	734	260
Depreciation	440	407
Net amortization of premiums and discounts on loans purchased	(8)	(7)
Net amortization of net deferred loan origination (fees) costs	16	(82)
Net amortization of premiums on mortgage-backed securities	88	30
Stock-based compensation expense	112	30
Net gains on mortgage banking activities	(6)	(326)
Earnings on bank owned life insurance	(95)	(96)
FHLB stock dividends	-	(256)
Net change in:
Loans receivable held for sale, net	2,908	8,711
Accrued interest receivable	(124)	(428)
Other assets	(3,873)	(701)
Deferred income taxes	(5,551)	(476)
Other liabilities	(279)	2,257

Net cash provided by operating activities	7,532	12,996

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,347	589
Purchases	(11,910)	-
Held-to-maturity securities:
Maturities, prepayments and calls	6,483	6,359
Net change in loans receivable	(121,076)	(64,199)
Purchase of Federal Home Loan Bank stock	(207)	(772)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,466
Additions to office properties and equipment	(268)	(264)

Net cash used in investing activities	(125,631)	(56,821)

Cash flows from financing activities:
Net change in deposits	95,571	61,190
Proceeds from Federal Home Loan Bank advances	23,600	34,200
Repayments on Federal Home Loan Bank advances	(6,000)	(56,700)
Proceeds from issuance of preferred stock	5,974	8,240
Proceeds from issuance of common stock warrant	-	723
Cash dividends paid	(951)	(554)
Purchases of treasury stock	-	(134)
Reissuance of treasury stock	6	8
Net change in advance payments by borrowers for taxes and insurance	(137)	(3)

Net cash provided by financing activities	118,063	46,970

Net change in cash and cash equivalents	(36)	3,145
Beginning cash and cash equivalents	7,476	4,331

Ending cash and cash equivalents	$7,440	$7,476

Supplemental cash flow information:
Interest paid	$10,033	$11,033
Income taxes paid	2,735	842
Supplemental non-cash disclosure:
Transfers from loans receivable to loans receivable held for sale, net	$-	$29,667
Transfers of loans receivable to real estate owned	2,072	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2009, the Bank operated five retail-banking offices and two loan production offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b. and Broadway Service Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. generally accepted accounting principles”) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance and provision for loan losses, impaired loans, the fair value of loans held for sale, the classification of investment securities, the fair value of real estate owned, deferred tax asset valuation allowance, disallowed deferred tax assets for regulatory capital, mortgage servicing rights, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, accrued interest receivable, other assets, deferred income taxes, other liabilities, and advance payments by borrowers for taxes and insurance.

Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

The Company has elected to carry servicing assets at fair value. Under the fair value measurement method, the Company measures servicing assets at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gains on mortgage banking activities on the consolidated statements of operations and comprehensive earnings. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the consolidated statements of operations and comprehensive earnings as service charges is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $101 thousand and $55 thousand for the years ended December 31, 2009 and 2008. Late fees and ancillary fees related to loan servicing are not material.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, for loans over $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

The Bank is subject to periodic examinations by its regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in times of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimates of what constitutes a reasonable allowance for credit losses.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded as real estate owned or repossessed assets at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on a key executive. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Retirement Plans

Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service. The cost of shares issued to the Employee Stock Ownership Plan

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Series D and Series E preferred stock are cumulative and non-voting perpetual preferred stock with a liquidation preference of $1 thousand per share. Series D and E preferred stocks will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements.

The Bank is the defendant in Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”) v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009, November 20, 2009 and May 24, 2010. This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the “investors” for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for: declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things, the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue.

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint, which motion was granted on November 20, 2009. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. Broadway filed a demurrer to and motion to strike the third amended complaint, the hearing on which took place on May 14, 2010. The demurrer was sustained with ten days’ leave to amend. The fourth amended complaint, which was served on May 24, 2010, contains the same causes of action as the third amended complaint. Mr. Standback, however, is no longer a defendant. The Bank is currently considering how it will respond to the fourth amended complaint.

Holliday and the Bank participated in mediation before a retired Superior Court judge on December 10, 2009 during which the parties attempted to resolve all of the disputes set forth in the pleadings and in counsel’s letter dated October 9, 2009. However, the parties were not successful in reaching a settlement.

On January 21, 2010, the court set a trial date in the Holliday matter for October 5, 2010.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On February 1, 2010, Canyon filed a complaint in Los Angeles County Superior Court against the Bank and several of its officers and directors including Paul Hudson, Kellogg Chan, Javier Leon, Odell Maddox, Rick McGill, Daniel Medina, and Virgil Roberts, and certain non-Bank related defendants, for declaratory relief, breach of contract, interference with economic relations, negligence, intentional concealment, conspiracy, breach of fiduciary duty, and equitable subordination (Canyon Acquisitions, LLC v Broadway Federal Bank Case No. BC 431035). The complaint arises out of the same transaction that is the subject of the Holliday lawsuit discussed above. The Bank notified the court of this fact, which deemed the cases related. In the complaint, Canyon seeks general damages of not less than $10,000,000 and punitive damages in an unspecified amount. Service of the Canyon Complaint was effective as of March 16, 2010. The Bank has filed a demurrer to and motion to strike the complaint, the hearings on which are set for June 18, 2010.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of December 31, 2009, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its holding company or by the holding company to its stockholders. (See Note 15 for more specific disclosure.)

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

Adoption of New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adopting this new guidance was not material to the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption of this standard is dependent on future business combinations the Company may enter into.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The impact of adoption on January 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income or loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The impact of adoption on April 1, 2009 was not material to the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (“The Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at December 31, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Available-for-sale
Residential mortgage-backed	$14,667	$294	$-	$14,961

Total available-for-sale	$14,667	$294	$-	$14,961

Held-to-maturity
Residential mortgage-backed	$15,285	$460	$-	$15,745
U.S. Government and federal agency	1,000	93	-	1,093

Total held-to-maturity	$16,285	$553	$-	$16,838

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Available-for-sale
Residential mortgage-backed	$4,168	$54	$-	$4,222

Total available-for-sale	$4,168	$54	$-	$4,222

Held-to-maturity
Residential mortgage-backed	$21,792	$92	$(183)	$21,701
U.S. Government and federal agency	1,000	104	-	1,104

Total held-to-maturity	$22,792	$196	$(183)	$22,805

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at December 31, 2009. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-	$-	$-
One to five years	-	-	1,000	1,093
Five to ten years	-	-	-	-
Beyond ten years	-	-	-	-
Residential mortgage-backed	14,667	14,961	15,285	15,745

Total	$14,667	$14,961	$16,285	$16,838

Securities pledged at year-end 2009 and 2008 had a carrying amount of $16.3 million and $22.8 million and were pledged to secure public deposits and FHLB advances. At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the years ended December 31, 2009 and 2008.

There were no securities with unrealized losses at December 31, 2009. Securities with unrealized losses at year-end 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Residential mortgage-backed, held-to-maturity	$11,599	$(183)	$-	$-	$11,599	$(183)

Total temporarily impaired	$11,599	$(183)	$-	$-	$11,599	$(183)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 3 – Loans

Loans at year-end were as follows:

	December 31,
	2009	2008
	(In thousands)
Loans receivable, held for sale:
Residential:
Five or more units	$4,385	$5,204
Commercial	17,549	19,632
Valuation allowance for unrealized losses	(994)	(260)

Loans receivable, held for sale, net	$20,940	$24,576

Loans receivable, net:
Real estate:
Residential:
One to four-units	$90,747	$68,478
Five or more units	146,291	87,679
Construction	5,547	5,505

Total residential	242,585	161,662
Commercial	183,283	150,902

Total real estate	425,868	312,564
Commercial	23,166	22,357
Loans secured by deposit accounts	4,006	3,036
Other	104	210

Total gross loans receivable	453,144	338,167
Plus:
Premiums on loans purchased	-	2
Less:
Loans in process	822	1,499
Net deferred loan fees (costs)	(817)	(213)
Unamortized discounts	39	51
Allowance for loan losses	20,460	3,559

Loans receivable, net	$432,640	$333,273

Activity in the allowance for loan losses was as follows:

	2009	2008
	(In thousands)
Beginning balance	$3,559	$2,051
Provision for loan losses	19,629	1,372
Recoveries	-	139
Loans charged off	(2,728)	(3)

Ending balance	$20,460	$3,559

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Individually impaired loans were as follows:

	December 31,
	2009	2008
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$17,500	$-
Year-end loans with allocated allowance for loan losses based on collateral	16,956	344
Year-end loans with allocated allowance for loan losses based on present value of cash flows as a TDR	15,186	847

Total	$49,642	$1,191

Allowance for loan losses allocated to impaired loans based on collateral	$4,831	$344
Allowance for loan losses allocated to impaired loans based on present value of cash flows as a TDR	543	40

Allowance for loan losses allocated to impaired loans	$5,374	$384

Average of individually impaired loans during the year	$19,960	$419
Interest income recognized during impairment	2,445	35
Cash-basis interest income recognized	2,445	35

Nonaccrual loans were as follows:

	December 31,
	2009	2008
	(In thousands)
Loans receivable, held for sale:
Real estate:
Five or more units	$1,013	$-
Commercial	3,000	1,205
Loans receivable, net:
Real estate:
One to four-units	4,756	-
Five or more units	631	200
Commercial	16,003	1,914
Other
Commercial	7,269	110
Loans secured by deposit accounts	2,249	-
Other	-	34

Total nonaccrual loans	$34,921	$3,463

At December 31, 2009, loans classified as a TDR totaled $32.5 million, of which $11.0 million were included in nonaccrual loans and $21.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. One loan for $847 thousand was classified as a TDR and was on nonaccrual status at December 31, 2008. The Company has allocated $543 thousand and $40 thousand of specific allowance allocations to TDRs as of December 31, 2009 and 2008, respectively. TDRs are

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

generally downgraded to substandard, primarily accounting for the increase in loans classified as substandard to $45.2 million at December 31, 2009 from $11.9 million at December 31, 2008. As of December 31, 2009 and December 31, 2008, we did not have any outstanding commitments to extend additional funds to these borrowers.

Note 4 – Real Estate Owned

Expenses related to foreclosed assets include:

	2009	2008
	(In thousands)
Net loss (gain) on sales	$-	$-
Provision for unrealized losses	-	-
Operating expenses	9	-

Total	$9	$-

Note 5 – Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$14,961	$-	$14,961	$-

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$4,222	$-	$4,222	$-

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$20,940	$-	$20,940	$-
Impaired loans with allocated allowance for loan losses based on collateral	12,125	-	-	12,125
Mortgage servicing rights	450	-	-	450

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Loans receivable held for sale, net	$24,576	$-	$24,576	$-
Impaired loans with allocated allowance for loan losses based on collateral	-	-	-	-

The following represent impairment charges recognized during 2009 and 2008 for assets measured at fair value on a non-recurring basis:

Loans held for sale, which are carried at the lower of cost or fair value in the aggregate, were carried at the fair value of $20.9 million, which was made up of the outstanding balance of $21.9 million, net of a valuation allowance of $1.0 million at December 31, 2009, resulting in a charge of $734 thousand for the year ending December 31, 2009. Loans held for sale were carried at the fair value of $24.6 million, which was made up of the outstanding balance of $24.8 million, net of a valuation allowance of $260 thousand at December 31, 2008, resulting in a charge of $260 thousand for the year ending December 31, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16.9 million, with a valuation allowance of $4.8 million at December 31, 2009, resulting in an additional provision for loan losses of $4.8 million for the year ending December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $344 thousand, with a valuation allowance of $344 thousand, resulting in an additional provision for loan losses of $310 thousand for the year ending December 31, 2008.

Mortgage servicing rights are carried at their fair value of $450 thousand at December 31, 2009, resulting in a charge of $13 thousand for the year ending December 31, 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2009 and December 31, 2008 are as follows:

	At December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$7,440	$7,440	$7,476	$7,476
Securities available-for-sale	14,961	14,961	4,222	4,222
Securities held-to-maturity	16,285	16,838	22,792	22,805
Loans receivable held for sale, net	20,940	20,940	24,576	24,576
Loans receivable, net	432,640	434,770	333,273	334,994
Federal Home Loan Bank stock	4,305	N/A	4,098	N/A
Accrued interest receivable	2,419	2,419	2,295	2,295
Financial Liabilities:
Deposits	$(385,488)	$(382,435)	$(289,917)	$(289,531)
Federal Home Loan Bank advances	(91,600)	(94,491)	(74,000)	(78,829)
Junior subordinated debentures	(6,000)	(6,000)	(6,000)	(6,000)
Advance payments by borrowers for taxes and insurance	(372)	(372)	(509)	(509)
Accrued interest payable	(494)	(494)	(539)	(539)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short term debt, advance payments by borrowers for taxes and insurance, and variable rate loans, deposits and borrowings that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without consideration of widening credit spreads due to market illiquidity. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair values of off-balance-sheet items are not considered material (or are based on the current fees or cost that would be charged to enter into or terminate such arrangements) and, as such, they are not presented herein.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 – Mortgage Servicing Rights

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2009	2008
	(In thousands)
Mortgage loan portfolio serviced for:
FHLMC	$1,012	$1,147
FNMA	986	1,016
Cathay General Bancorp	13,139	13,926
United Labor Bank	23,409	22,482
Other	4,508	4,622

Total	$43,054	$43,193

Activity for mortgage servicing rights follows:

	2009	2008
	(In thousands)
Beginning of year	$453	$134
Additions	10	163
Changes in fair value	(13)	156

End of year	$450	$453

The amounts of custodial escrow balances on serviced loans at December 31, 2009 and 2008 were not material. The weighted average amortization period is 18.59 years.

Note 7 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2009	2008
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	5,007	4,776
Furniture, fixtures and equipment	2,019	1,982

	8,749	8,481
Less accumulated depreciation	(3,386)	(2,946)

Office properties and equipment, net	$5,363	$5,535

Depreciation expense was $440 thousand and $407 thousand for 2009 and 2008.

At December 31, 2009, the Company was obligated through 2013 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $282 thousand for 2009 and $285 thousand for 2008.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Rent commitments, before considering renewal options that generally are present, were as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2010	$134	$85	$219
2011	125	84	209
2012	82	84	166
2013	44	28	72

Total	$385	$281	$666

Note 8 – Deposits

Deposits are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
NOW account and other demand deposits	$32,417	$29,437
Non-interest bearing demand deposits	17,422	17,815
Money market deposits	31,031	29,694
Passbook	36,164	37,227
Certificates of deposit	268,454	175,744

Total	$385,488	$289,917

At December 31, 2009 and 2008, brokered deposits totaled $101.0 million and $80.5 million, respectively. As disclosed in Note 15, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OTS Regional Director.

Certificates of deposit of $100 thousand or more were $187.4 million and $83.7 million at year end 2009 and 2008.

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2010	$199,754
2011	44,465
2012	12,926
2013	2,984
2014	7,784
Thereafter	541

$268,454

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 9 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2009:
Maturities January 2010 to February 2018, fixed rates at rates from 0.59% to 4.81%, averaging 3.36%	$88,000
Maturity January 2010 variable rate at 0.04%	3,600

$91,600

December 31, 2008:
Maturities January 2009 to February 2018, fixed rates at rates from 1.88% to 4.81%, averaging 3.80%	$73,000
Maturity January 2009 variable rate at 0.05%	1,000

$74,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $288.6 million and $101.9 million of first mortgage loans and $14.6 million and $20.5 million of residential mortgage-backed securities under a blanket lien arrangement at year-end 2009 and 2008. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 30% of assets, the Company is eligible to borrow up to an additional $47.8 million at year-end 2009.

Required payments over the next five years are as follows:

Amount
(In thousands)
2010	$11,600
2011	9,000
2012	13,000
2013	-
2014	30,000
Thereafter	28,000

$91,600

Note 10 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.79% at year-end 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 11 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense for 2009 and 2008 was $86 thousand and $75 thousand.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by ESOP and allocated to participants were 87,505 at December 31, 2009 and 2008. There are no shares unallocated as of December 31, 2009 and 2008. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. Cash contributions totaled $66 thousand for the year ended December 31, 2009 and $65 thousand for the year ended December 31, 2008. Compensation expense related to the ESOP was $77 thousand for 2009 and $40 thousand for 2008.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $472 thousand at December 31, 2009 and $338 thousand at December 31, 2008, and is accrued over the period of active employment. Compensation expense was $134 thousand for 2009 and $126 thousand for 2008.

Note 12 – Income Taxes

Income tax expense (benefit) was as follows:

	2009	2008
	(In thousands)
Current
Federal	$887	$1,533
State	18	350
Deferred
Federal	(4,152)	(375)
State	(1,564)	(101)
Change in valuation allowance	165	-

Total	$(4,646)	$1,407

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2009	2008
	(In thousands)
Federal statutory rate times financial statement income (loss)	$(3,776)	$1,261
Effect of:
State taxes, net of federal benefit	(794)	164
Earnings from bank owned life insurance	(32)	(33)
Change in valuation allowance	165	-
Other, net	(209)	15

Total	$(4,646)	$1,407

Year-end deferred tax assets and liabilities were due to the following:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,099	$1,548
Accrued liabilities	161	183
Lower of cost or market adjustment	6	6
State income taxes	21	112
Impairment loss on capital investment	-	41
Deferred compensation	197	139
Stock compensation	131	90
Real estate owned	95	-
Unrealized gain/loss on loans held for sale	409	-
Net operating loss carryforward	23	-
Nonaccrual loan interest	417	47

Total deferred tax assets	7,559	2,166

Deferred tax liabilities:
Basis difference on fixed assets	(83)	(111)
Deferred loan fees/costs	(1,312)	(1,371)
Net unrealized appreciation on available-for-sale securities	(118)	(22)
FHLB stock dividends	(644)	(875)
Mortgage servicing rights	(183)	(186)
Prepaid expenses	(27)	(29)

Total deferred tax liabilities	(2,367)	(2,594)
Valuation allowance	(206)	(41)

Net deferred tax assets (liability)	$4,986	$(469)

The increase in the Company’s net deferred tax asset was primarily driven by significant increases in the temporary differences associated with the deductibility of the provision for loan losses and unrealized losses on loans held for sale.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has recorded a valuation allowance of $206 thousand at year-end 2009 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the net deferred state tax asset. No valuation allowance has been recorded against the net deferred federal tax asset as the Company anticipates full utilization, as based upon available evidence including historical and projected taxable income, it is not more likely than not that the $5.0 million net deferred tax asset will not be realized. As the credit environment stabilizes, the earnings power of the Company is expected to be evidenced by improved financial performance, in line with pre-2009 results. A deferred tax asset valuation allowance of $41 thousand was established at year-end 2008 against the deferred tax asset related to the impairment loss on an equity security owned by the Company. A loss realized from the sale of this investment would be capital in nature and would only be deductible as an offset to future capital gains. On the Company’s 2008 income tax return, the Company recognized capital gain on the redemption of FHLB stock. This capital gain was offset by the capital loss realized from the write-off of equity securities owned by the Company.

Federal income tax laws provided additional bad debt deductions through 1987, totaling $3.0 million at year-end 2009 and 2008. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2009 and 2008. If the Bank were liquidated, or otherwise ceases to be a bank, or if tax laws were to change, this amount would be expensed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)
Balance at beginning of year	$73	$65
Additions based on tax positions related to the current year	34	21
Reductions due to the statute of limitations	(16)	(13)

Balance at end of year	$91	$73

Of this total, $91 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. We accrued $-0- and $13 thousand during 2009 and 2008 for potential interest related to these unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal taxing authorities for years before 2006 or by state taxing authorities for years before 2005.

Note 13 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2009 were as follows:

Amount
(In thousands)
Beginning balance	$4,478
Repayments	(12)

Ending balance	$4,466

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $2.8 million and $2.2 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 14 – Stock-Based Compensation

Stock Option Plans

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. Under the 2008 LTIP, 351,718 shares were reserved for the grants of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. At December 31, 2009, 208,593 shares remain available for issuance of future grants.

During 2009, 13,125 options were granted to non-employee directors with a grant date fair value of $2.13 per share and immediate vesting. In addition, 75,000 options were granted to an officer with a grant date fair value of $2.99 per share during 2009 and 55,000 options were granted to select officers with a grant date fair value of $3.29 per share during 2008. Pursuant to the terms of the options granted under the 2008 LTIP, such options have a maximum term of ten years and generally vest over five years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date.

	2009	2008
Risk free interest rate	2.71%	3.65%
Expected term	10 years	10 years
Expected stock price volatility	104.93%	75.85%
Dividend yield	4.17%	3.36%

A summary of the activity in the plans for 2009 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2009	134,390	$7.60	6,282	$8.13	140,672	$7.63
Granted	88,125	4.83	-	-	88,125	4.83

Outstanding at December 31, 2009	222,515	$6.50	6,282	$8.13	228,797	$6.55

Vested or expected to vest	222,515	$6.50	6,282	$8.13	228,797	$6.55

Exercisable at December 31, 2009	97,515	$7.70	6,282	$8.13	103,797	$7.73

At December 31, 2009, options outstanding and options exercisable had a weighted average remaining contractual term of 7.08 years and 4.86 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $120 thousand and $43 thousand, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

There were no options exercised during 2009 and 2008. As of December 31, 2009, there was $342 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 3.9 years.

Share Award Plans

With the adoption of the 2008 LTIP, the Recognition and Retention Plan (“RRP”) and the Performance Equity Program (“PEP”), which provided for the issuance of shares to non-employee directors and certain officers and employees, were terminated and no further grants were made pursuant to the plans. Compensation expense related to the RRP was $0 for 2009 and $2 thousand for 2008. Compensation expense related to the PEP was $6 thousand for 2009 and $6 thousand for 2008.

A summary of changes in the Company’s nonvested PEP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,800	$10.25
Vested	(600)	10.25

Nonvested at December 31, 2009	1,200	$10.25

As of December 31, 2009, there was $12 thousand of total unrecognized compensation cost related to nonvested shares granted under the PEP Plan. The cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested for the RRP and PEP Plans during the years ended December 31, 2009 and 2008 was $6 thousand and $8 thousand.

Note 15 – Regulatory Capital Matters and Capital Purchase Program

Regulatory Capital Matters

The bank is subject to regulatory capital requirements administered by the OTS, which involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS. Failure to meet capital requirements can result in regulatory action. Management believes as of December 31, 2009, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. However, in March 2010, the Company and Bank were determined to be “in troubled condition” by the OTS and may be required to enter into formal agreements with the OTS that may require the Company and Bank to maintain higher levels of regulatory capital than currently required. In that event, the Company and Bank would be precluded from being considered to be more than “adequately capitalized” until such agreements are terminated and the Company and Bank are no longer determined to be “in troubled condition.” Additionally, Bank

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

management has communicated to the Bank’s primary regulator that the Bank intends to keep the Total Risk-based capital ratio above 11%. However, as of December 31, 2009, the Bank’s Total Risk-based capital ratio was only 10.19%.

Actual and required capital amounts and ratios are presented below at year end.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%

December 31, 2008:
Tangible Capital to adjusted total assets	$33,391	8.24%	$6,079	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,391	8.24%	$16,210	4.00%	$20,262	5.00%
Tier 1(Core) Capital to risk weighted assets	$33,391	10.50%	N/A	N/A	$19,074	6.00%
Total Capital to risk weighted assets	$36,344	11.43%	$25,432	8.00%	$31,790	10.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. OTS regulations limit the amount of dividends that may be paid without prior approval of the OTS. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Based on the above limitation, the Bank may not declare dividends during the year 2010. There are additional dividend restrictions related to the Company’s preferred stock purchase agreements with the U.S. Treasury as discussed below under “Capital Purchase Program.” Additionally, based upon findings and other information obtained during a recent regulatory examination of the Bank, as noted above, the Company and Bank were determined to be “in troubled condition” and the OTS has imposed certain limitations on the Company and the Bank. These limitations include the following, among others:

¡

The Bank may not increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

¡	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the OTS Regional Director.

¡	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OTS.

¡

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

¡

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

¡

The Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

¡	The Bank is subject to the payment of higher assessments if its composite rating is “3,” “4,” or “5”.

Capital Purchase Program

On November 14, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”). Under the Purchase Agreement, the Company agreed to sell 9,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $1 thousand per share and liquidation preference of $1 thousand per share (the “Series D Preferred Stock”), and a related warrant as discussed below, for a total price of $9.0 million. The Series D Preferred Stock will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years, if the repurchase is made with newly raised common equity capital.

In conjunction with the purchase of the Company’s Series D Preferred Stock, the U.S. Treasury received a warrant (the “Warrant”) to purchase 183,175 shares of Company common stock at $7.37 per share, which would represent an aggregate common stock investment in the Company on exercise of the Warrant in full equal to $1.35 million or 15 percent of the Series D Preferred Stock investment. The term of the Warrant was ten years.

On November 24, 2009, the U.S. Treasury agreed to return to the Company, and has released its stock purchase rights under the warrant to purchase 183,175 shares of Company common stock discussed above. The Company was not required to make any payment in connection with the return of the warrant. The release of the U.S. Treasury’s stock purchase rights under the warrant is the result of the U.S. Treasury’s grant to the Company of an exemption from the general warrant issuance requirements of the Capital Purchase Program because of its certification by the Community Development Financial Institution Fund as a Community Development Financial Institution.

On December 4, 2009, the Company entered into another Purchase Agreement with the U.S. Treasury, pursuant to which the Company sold 6,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series E, par value $1 thousand per share and liquidation preference of $1 thousand per share (the “Series E Preferred Stock”), for a total price of $6.0 million. The Series E Preferred Stock will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares may be redeemed by the Company at any time, subject to regulatory approval.

Pursuant to the terms of the Purchase Agreements, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.05) declared on the Common Stock prior to November 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining the consent of the U.S. Treasury.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the U.S. Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Note 16 – Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2009	2008
	(In thousands)
Commitments to make loans	$3,194	$3,757
Unused lines of credit	11,670	11,800

Commitments to make loans are generally made for periods of 60 days or less. Loan commitments at year-end 2009 consisted of a single-family residential loan, two multi-family residential loans and a commercial real estate loan with an average interest rate of 6.33%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 17 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet

	December 31,
	2009	2008
	(In thousands)
Assets
Cash and cash equivalents	$1,832	$5,076
Investment in bank subsidiary	35,690	33,468
Other assets	315	426

Total assets	$37,837	$38,970

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other liabilities	322	281
Stockholders’ equity	31,515	32,689

Total liabilities and stockholders’ equity	$37,837	$38,970

Condensed Statements of Operations

	Years ended December 31,
	2009	2008
	(In thousands)
Interest income	$49	$17
Interest expense	236	422
Other expense	521	541

Loss before income tax and undistributed subsidiary income (loss)	(708)	(946)
Income taxes benefit	283	379
Equity in undistributed subsidiary income (loss)	(6,034)	2,868

Net earnings (loss)	$(6,459)	$2,301

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(6,459)	$2,301
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	6,034	(2,868)
Change in other assets	111	245
Change in other liabilities	41	93

Net cash used in operating activities	(273)	(229)

Cash flows from investing activities
Investment in bank subsidiary	(8,000)	(4,500)

Net cash used in investing activities	(8,000)	(4,500)

Cash flows from financing activities
Proceeds from issuance of preferred stock	5,974	8,240
Proceeds from issuance of common stock warrant	-	723
Purchases of treasury stock	-	(134)
Reissuance of treasury stock	6	8
Cash dividends paid	(951)	(554)

Net cash provided by financing activities	5,029	8,283

Net change in cash and cash equivalents	(3,244)	3,554
Beginning cash and cash equivalents	5,076	1,522

Ending cash and cash equivalents	$1,832	$5,076

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 18 – Earnings (Loss) Per Common Share

The factors used in the earnings (loss) per common share computation follow:

	2009	2008
	(Dollars in thousands, except share and per share)
Basic
Net earnings (loss)	$(6,459)	$2,301
Less: Preferred stock dividends and accretion	(749)	(224)

Earnings (loss) available to common stockholders	$(7,208)	$2,077

Weighted average common shares outstanding	1,743,127	1,754,843

Basic earnings (loss) per common share	$(4.14)	$1.18

Diluted
Net earnings (loss)	$(6,459)	$2,301
Less: Preferred stock dividends and accretion	(749)	(224)

Earnings (loss) available to common stockholders	$(7,208)	$2,077

Weighted average common shares outstanding for basic earnings per common share	1,743,127	1,754,843
Add: dilutive effects of assumed exercises of stock options	N/A	6,102

Average shares and dilutive potential common shares	1,743,127	1,760,945

Diluted earnings (loss) per common share	$(4.14)	$1.18

Stock options and warrant for 196,000 and 283,000 shares of common stock were not considered in computing diluted earnings per common share for 2009 and 2008 because they were anti-dilutive.

Note 19 – Subsequent Events

On February 28, 2010, the Company drew $5.0 million from its line of credit with Nara Bank, which expires on July 31, 2010, and invested the amount in the Bank, to help strengthen the Bank’s capital position. The interest rate on the line of credit adjusts annually, but will not be less than 6.00% and was 6.00% as of the date of the advance. However, the interest rate shall increase by adding 5.00% upon default. The line of credit is secured by the Company’s inventory, equipment, accounts receivable, deposit accounts, investment property and other general business assets and intangibles. At Nara Bank’s option, the line of credit may become immediately due and payable upon any event of default. Under the line of credit agreement, the Company may not pledge Company assets, guarantee additional indebtedness, or incur additional indebtedness in excess of $200 thousand without Nara Bank’s prior written consent. The line of credit is considered to be in default if the Bank’s regulatory capital is less than the minimum required regulatory capital, or if the Bank’s non-performing assets ratio is greater than 4.00%, or if the Company incurs a consolidated net loss for any reporting period, or if any regulator of the Company or the Bank issues a cease and desist order, requires the Company or the Bank to enter into an operating agreement, or any similar event occurs which restricts the activities of the Company or the Bank. Based on the terms of the credit agreement, the Company is currently in default of the terms and covenants of the line of credit agreement.

During the second quarter of 2010, the Bank sold two commercial loans and recorded a loss of $228 thousand. The loans were carried at their fair value at December 31, 2009 and March 31, 2010 which resulted in specific allowance allocations of $1.3 million at December 31, 2009 and $1.7 million at March 31, 2010, with a $376 thousand impairment charge to the provision for loan losses during the first quarter of 2010.

BROADWAY FINANCIAL CORPORATION

BOARD OF DIRECTORS

Paul C. Hudson

Chairman of the Board

Kellogg Chan – 1993 President Asia Capital Group, Ltd.	Javier León – 2007 Managing Director Andell Sports Group	Virgil Roberts – 2002 Managing Partner Bobbitt & Roberts

Robert C. Davidson, Jr. – 2003 Chairman/CEO Surface Protection Industries, Inc.	A. Odell Maddox – 1986 Manager Maddox Company	Elrick Williams – 2007 Chairman Williams Group Holdings LLC

Daniel A. Medina – 1997 Private Investor

BROADWAY FEDERAL BANK, f.s.b.

BOARD OF DIRECTORS

Paul C. Hudson

Chairman of the Board

Kellogg Chan – 1993 President Asia Capital Group, Ltd.	Javier León – 2007 Managing Director Andell Sports Group	Virgil Roberts – 2002 Managing Partner Bobbitt & Roberts

Robert C. Davidson, Jr. – 2003 Chairman/CEO Surface Protection Industries, Inc.	A. Odell Maddox – 1986 Manager Maddox Company	Elrick Williams – 2007 Chairman Williams Group Holdings LLC

Daniel A. Medina – 1997 Private Investor

EXECUTIVE OFFICERS

Paul C. Hudson Chief Executive Officer

Samuel Sarpong Senior Vice President Chief Financial Officer	Wayne-Kent Bradshaw President Chief Operating Officer	Wilbur A. McKesson Jr. Senior Vice President Chief Loan Officer

CORPORATE INFORMATION

Executive Offices

Broadway Financial Corporation

4800 Wilshire Boulevard

Los Angeles, California 90010-3803

(323) 634-1700

Broadway Federal Bank, f.s.b.

4800 Wilshire Boulevard

Los Angeles, California 90010-3803

(323) 634-1700

Branch/Service Locations

Wilshire Branch 4800 Wilshire Boulevard Los Angeles, California 90010-3803 (323) 634-1700	Inglewood Branch 170 North Market Street Inglewood, California 90301 (310) 412-3280

Exposition Park Branch 4001 South Figueroa Street Los Angeles, California 90037 (323) 232-4271	Midtown Branch 4835 West Venice Boulevard Los Angeles, California 90019 (323) 931-1886

Loan Origination 4800 Wilshire Boulevard Los Angeles, California 90010-3803 (323) 634-1700	Leimert Park Branch 4371 Crenshaw Blvd #C Los Angeles, CA 90008 (323) 290-2700

Stock Transfer Agent & Registrar Computershare Inc. 39322 Treasury Center Chicago, IL 60694-9300	Loan Service 170 North Market Street Inglewood, California 90301 (310) 412-3280

Independent Auditors Crowe Horwath LLP 330 East Jefferson Boulevard South Bend, Indiana 46624-0007	Shareholder Relations Broadway Financial Corporation 4800 Wilshire Boulevard Los Angeles, California 90010-3803 Attn: Daniele Johnson, Corporate Secretary

Corporate Counsel Mayer Brown LLP 350 South Grand Avenue, 25th floor Los Angeles, California 90071-0248

Broadway Financial Corporation’s stock is traded on NASDAQ Small-Cap market under the ticker symbol BYFC.

Please visit our website at

www.broadwayfederalbank.com