Form 10-Q
period 2010-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2010-07-16
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,965 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of June 30, 2010.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
	(Dollars in thousands, except per share amounts)
Assets
Cash	$4,879	$7,440
Federal funds sold	12,565	—

Cash and cash equivalents	17,444	7,440
Securities available for sale, at fair value	13,769	14,961
Securities held to maturity (fair value of $15,718 at March 31, 2010 and $16,838 at December 31, 2009	15,149	16,285
Loans receivable held for sale, net	19,321	20,940
Loans receivable, net of allowance of $20,110 and $20,460	435,067	432,640
Accrued interest receivable	2,456	2,419
Federal Home Loan Bank (FHLB) stock, at cost	4,536	4,305
Office properties and equipment, net	5,308	5,363
Real estate owned (REO)	2,213	2,072
Bank owned life insurance	2,442	2,418
Deferred tax assets	5,266	4,986
Other assets	5,903	7,217

Total assets	$528,874	$521,046

Liabilities and stockholders’ equity
Deposits	$392,747	$385,488
Federal Home Loan Bank advances	88,000	91,600
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	—
Advance payments by borrowers for taxes and insurance	—	372
Other liabilities	4,738	6,071

Total liabilities	496,485	489,531

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at March 31, 2010 and December 31, 2009; liquidation preference of $9,000 at March 31, 2010 and December 31, 2009	8,963	8,963
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at March 31, 2010 and December 31, 2009; liquidation preference of $6,000 at March 31, 2010 and December 31, 2009	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2010 and December 31, 2009; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2010 and December 31, 2009	2	2
Preferred stock discount	(1,662)	(1,756)
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at March 31, 2010 and December 31, 2009; outstanding 1,743,365 shares at March 31, 2010 and December 31, 2009	20	20
Additional paid-in capital	14,330	14,273
Retained earnings-substantially restricted	7,992	7,322
Accumulated other comprehensive income, net of taxes of $154 and $118 at March 31, 2010 and December 31, 2009	229	176
Treasury stock-at cost, 270,577 shares at March 31, 2010 and December 31, 2009	(3,459)	(3,459)

Total stockholders’ equity	32,389	31,515

Total liabilities and stockholders’ equity	$528,874	$521,046

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$7,427	$6,254
Interest on mortgage-backed securities	270	294
Interest on investment securities	12	13
Other interest income	10	34

Total interest income	7,719	6,595

Interest on deposits	1,503	1,725
Interest on borrowings	795	752

Total interest expense	2,298	2,477

Net interest income before provision for loan losses	5,421	4,118
Provision for loan losses	574	516

Net interest income after provision for loan losses	4,847	3,602

Non-interest income:
Service charges	263	347
Net gains (losses) on mortgage banking activities	—	17
Gain on sale of REO	26	—
Provision for losses on loans receivable held for sale	(156)	(105)
Other	33	37

Total non-interest income	166	296

Non-interest expense:
Compensation and benefits	1,931	1,626
Occupancy expense, net	362	345
Information services	218	198
Professional services	210	173
Office services and supplies	144	144
FDIC insurance	247	105
Other	263	235

Total non-interest expense	3,375	2,826

Earnings before income taxes	1,638	1,072
Income taxes	650	410

Net earnings	$988	$662

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$89	$104
Income tax effect	(36)	(41)

Other comprehensive income, net of tax	53	63

Comprehensive earnings	$1,041	$725

Net earnings	$988	$662
Dividends and discount accretion on preferred stock	(300)	(163)

Earnings available to common shareholders	$688	$499

Earnings per common share-basic	$0.39	$0.29

Earnings per common share-diluted	$0.39	$0.29

Dividends declared per share-common stock	$0.01	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$988	$662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	574	516
Provision for losses on loans receivable held for sale	156	105
Depreciation	108	107
Net amortization of premiums and discounts on loans purchased	(1)	(6)
Net amortization of deferred loan origination costs (fees)	14	(16)
Net amortization of premiums on mortgage-backed securities	59	4
Stock-based compensation expense	57	15
Net gains on mortgage banking activities	—	(17)
Earnings on bank owned life insurance	(24)	(23)
Gain on sale of REO	(26)	—
Net change in:
Loans receivable held for sale, net	1,544	1,181
Accrued interest receivable	(37)	(176)
Deferred income taxes	(316)	—
Other assets	1,314	(127)
Other liabilities	(1,055)	(766)

Net cash provided by operating activities	3,355	1,459

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,225	142
Held-to-maturity securities:
Maturities, prepayments and calls	1,133	1,222
Net change in loans receivable	(4,090)	(29,261)
Proceeds from sale of REO	880	—
Investment in affordable housing limited partnership	(278)	—
Purchase of Federal Home Loan Bank stock	(231)	(38)
Additions to office properties and equipment	(53)	(110)

Net cash used in investing activities	(1,414)	(28,045)

Cash flows from financing activities:
Net change in deposits	7,259	33,914
Repayments on Federal Home Loan Bank advances	(3,600)	(2,500)
Net increase in other borrowings	5,000	—
Cash dividends paid	(224)	(218)
Net change in advance payments by borrowers for taxes and insurance	(372)	(436)

Net cash provided by financing activities	8,063	30,760

Net change in cash and cash equivalents	10,004	4,174
Cash and cash equivalents at beginning of period	7,440	7,476

Cash and cash equivalents at end of period	$17,444	$11,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,296	$2,485

Cash paid for income taxes	$—	$840

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$1,076	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2009 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Some items in the prior period consolidated financial statements were reclassified to conform to the current presentation.

NOTE (2) – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this guidance on January 1, 2010 was not material to the Company’s consolidated financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this guidance on January 1, 2010 was not material to the Company’s consolidated financial statements.

In January 2010, the FASB updated previous guidance relating to fair value measurements and disclosures. This guidance adds new disclosures about transfers into and out of Level 1 and Level 2 measurements and the reasons for those transfers. Disclosures of gross amounts of purchases, sales, issuances, and settlements are now required in the roll-forward of Level 3 measurements, replacing the net presentation previously allowed. The update also clarifies existing disclosures guidance about the level of disaggregation to be presented and about inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to report Level 3 roll-forward activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company will adopt the disclosure related to the detailed Level 3 roll forward disclosures on January 1, 2011 and the remaining disclosure was adopted as of January 1, 2010. Since this

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

guidance requires only enhanced disclosures concerning fair value measurement, adoption of this guidance did not and will not have a material effect on the Company’s consolidated financial statements.

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

The following table shows how we computed basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
	2010	2009
	(Dollars in thousands, except per share)
Basic
Net earnings	$988	$662
Less: Preferred stock dividends and accretion	(300)	(163)

Earnings available to common shareholders	$688	$499

Weighted average common shares outstanding	1,743,365	1,742,765

Basic earnings per common share	$0.39	$0.29

Diluted
Net earnings	$988	$662
Less: Preferred stock dividends and accretion	(300)	(163)

Earnings available to common shareholders	$688	$499

Weighted average common shares outstanding	1,743,365	1,742,765
Add: dilutive effects of assumed exercises of stock options	5,778	1,982

Average shares and dilutive potential common shares	1,749,143	1,744,747

Diluted earnings per common share	$0.39	$0.29

Stock options and warrant for 211,763 and 402,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010:
Available-for-sale
Residential mortgage-backed	$13,386	$383	$—	$13,769

Total available-for-sale	$13,386	$383	$—	$13,769

Held-to-maturity
Residential mortgage-backed	$14,149	$476	$—	$14,625
U.S. Government and federal agency	1,000	93	—	1,093

Total held-to-maturity	$15,149	$569	$—	$15,718

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Available-for-sale
Residential mortgage-backed	$14,667	$294	$—	$14,961

Total available-for-sale	$14,667	$294	$—	$14,961

Held-to-maturity
Residential mortgage-backed	$15,285	$460	$—	$15,745
U.S. Government and federal agency	1,000	93	—	1,093

Total held-to-maturity	$16,285	$553	$—	$16,838

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at March 31, 2010. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,093
Five to ten years	—	—	—	—
Beyond ten years	—	—	—	—
Residential mortgage-backed	13,386	13,769	14,149	14,625

Total	$13,386	$13,769	$15,149	$15,718

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

At March 31, 2010 and December 31, 2009, securities pledged to secure public deposits and FHLB advances had a carrying amount of $15.1 million and $16.3 million, respectively. At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three months ended March 31, 2010 and 2009.

There were no securities with unrealized losses at March 31, 2010 and December 31, 2009. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Allowance for Loan Losses and Impaired Loans

Activity in the allowance for loan losses was as follows:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$20,460	$3,559
Provision for loan losses	574	516
Recoveries	—	—
Loans charged off	(924)	—

Ending balance	$20,110	$4,075

Individually impaired loans were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$20,356	$17,500
Impaired loans with allocated allowance for loan losses based on fair value of collateral	15,328	16,956
Impaired loans with allocated allowance for loan losses based on present value of cash flows as a troubled debt restructure (“TDR”)	14,685	15,186

Total	$50,369	$49,642

Allowance for loan losses allocated to impaired loans based on fair value of collateral	$4,950	$4,831
Allowance for loan losses allocated to impaired loans based on present value of cash flows as a TDR	490	543

Allowance for loan losses allocated to impaired loans	$5,440	$5,374

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

Non-accrual loans were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Loans receivable, held for sale	$2,356	$4,013
Loans receivable, net	31,677	30,908

Total non-accrual loans	$34,033	$34,921

Non-accrual loans consist of delinquent loans that are 90 days or more past due and TDRs that do not qualify for accrual status. There were no loans 90 days or more past due and still accruing.

At March 31, 2010, loans classified as a TDR totaled $31.9 million, of which $9.5 million were included in nonaccrual loans and $22.4 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2009, loans classified as a TDR totaled $32.5 million, of which $11.0 million were included in nonaccrual loans and $21.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. The Company has allocated $490 thousand and $543 thousand of specific allowance allocations to TDRs as of March 31, 2010 and December 31, 2009, respectively. The net carrying value of TDRs is evaluated on at least a quarterly basis and valuation allowances are adjusted for changes in the estimated present value of the expected future cash flows discounted at the loan’s effective interest rate. As of March 31, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

NOTE (6) – Fair Value

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

Loans receivable held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 2 inputs). The fair value of non-performing loans receivable held for sale is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as real estate owned (“REO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Mortgage servicing rights assets are recognized on residential and non-residential mortgage loans we service for others. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$13,769	$—	$13,769	$—

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$14,961	$—	$14,961	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held for sale, net	$6,446	$—	$—	$6,446
Impaired loans carried at fair value of collateral	17,083	—	—	17,083
Real estate owned	2,213	—	—	2,213
Mortgage servicing rights	448	—	—	448

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held for sale, net	$5,700	$—	$—	$5,700
Impaired loans carried at fair value of collateral	17,071	—	—	17,071
Mortgage servicing rights	450	—	—	450

Non-performing loans receivable held for sale were carried at their fair value of $6.4 million, which was made up of the outstanding balance of $6.9 million, after partial charge-offs of $639 thousand. In addition, these loans have a valuation allowance of $430 thousand at March 31, 2010. The remaining $12.9 million of loans receivable held for sale were carried at cost at March 31, 2010, as the fair value of these loans exceeded the book value for each individual credit. Charge-offs and changes in valuation allowances on loans receivable held for sale for the three months ended March 31, 2010 resulted in a charge of $75 thousand.

Non-performing loans receivable held for sale were carried at their fair value of $5.7 million, which was made up of the outstanding balance of $6.7 million, net of a valuation allowance of $1.0 million at December 31, 2009. The remaining $15.2 million of loans receivable held for sale were carried at cost at December 31, 2009, as the fair value of these loans exceeded the book value for each individual credit. Changes in valuation allowances on loans receivable held for sale during 2009 resulted in a charge of $734 thousand.

Impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $35.7 million at March 31, 2010, after partial charge-offs of $495 thousand. In addition, these loans have a specific valuation allowance of $4.9 million at March 31, 2010. Of the $35.7 million impaired loan portfolio, which are measured for impairment using the fair value of the collateral, $22.0 million were carried at their fair value of $17.1 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $13.7 million were carried at cost at March 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances for the three months ended March 31, 2010 on impaired loans carried at fair value at March 31, 2010 resulted in additional provision for loan losses of $560 thousand.

Impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $34.5 million at December 31, 2009, after partial charge-offs of $1.4 million. In addition, these loans have a specific

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2010

valuation allowance of $4.8 million at December 31, 2009. Of the $34.5 million impaired loan portfolio, which are measured for impairment using the fair value of the collateral, $21.9 million were carried at their fair value of $17.1 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $12.6 million were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $6.2 million.

Real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $2.2 million at March 31, 2010, which is made up of an outstanding balance of $2.3 million, with a valuation allowance of $81 thousand. Changes in the valuation allowance on real estate owned outstanding at March 31, 2010 resulted in impairment charges of $81 thousand for the three months ended March 31, 2010.

Mortgage servicing rights were carried at their fair value of $448 thousand at March 31, 2010, resulting in a charge of $2 thousand for the quarter ended March 31, 2010.

Mortgage servicing rights were carried at their fair value of $450 thousand at December 31, 2009, resulting in a charge of $13 thousand for the year ended December 31, 2009.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$17,444	$17,444	$7,440	$7,440
Securities available-for-sale	13,769	13,769	14,961	14,961
Securities held-to-maturity	15,149	15,718	16,285	16,838
Loans receivable held for sale, net	19,321	19,321	20,940	20,940
Loans receivable, net	434,207	436,103	432,640	434,770
Federal Home Loan Bank stock	4,536	N/A	4,305	N/A
Accrued interest receivable	2,456	2,456	2,419	2,419

Financial Liabilities:
Deposits	$(392,747)	$(390,390)	$(385,488)	$(382,435)
Federal Home Loan Bank advances	(88,000)	(91,357)	(91,600)	(94,491)
Junior subordinated debentures	(6,000)	(4,329)	(6,000)	(5,237)
Other borrowings	(5,000)	(5,000)	—	—
Advance payments by borrowers for taxes and insurance	—	—	(372)	(372)
Accrued interest payable	(495)	(495)	(494)	(494)

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

March 31, 2010

to restrictions placed on its transferability. The fair values of off-balance-sheet items are not considered material (or are based on the current fees or cost that would be charged to enter into or terminate such arrangements) and, as such, they are not presented herein.

NOTE (7) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which authorizes up to a maximum of 351,718 shares plus certain shares covered under the Company’s 1996 Long-Term Incentive Plan and 1996 Stock Option Plan, which have expired. At March 31, 2010, 199,843 shares remain available for issuance pursuant to future grants. The granting of awards to key employees and directors is typically in the form of options to purchase capital stock.

During the quarter ended March 31, 2010, the Company granted 8,750 stock options, with an exercise price of $6.00 per share. These options vest immediately and expire in ten years. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $34 thousand or $3.86 per share. The Company expensed this amount during the current quarter. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 102.91%, a risk free interest rate of 3.68%, an expected option term of ten years, and a 3.33% dividend yield.

The Company recorded $34 thousand of stock-based compensation expense, net of tax, during the first quarter of 2010 compared to $9 thousand for the first quarter of 2009.

NOTE (8) – Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements.

On September 18, 2008, a lawsuit was filed in the Superior Court of the State of California for Los Angeles County against Broadway Federal Bank by Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”). This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the investors for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for: declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things, the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue. See Part II Item 1, “Legal Proceedings” for further description.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is neither “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of March 31, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

NOTE (9) – Subsequent Events

As reported in the Company’s most recent Form 10-K Annual Report, the Company and the Bank are currently considered by the Office of Thrift Supervision (the “OTS”) to be “in troubled condition.” The Company has recently been notified by the OTS that the Company and the Bank will be receiving a regulatory order pursuant to findings from the OTS examination concluded February 2010, and as part of that order, the Bank anticipates that it will be subject to increased capital ratio requirements.

During the second quarter of 2010, the Bank sold two commercial loans and recorded a loss of $228 thousand. The loans were carried at their fair value at March 31, 2010, which was made up of the outstanding balance of $4.5 million, net of a valuation allowance of $1.7 million at March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

During the three months ended March 31, 2010, total assets increased $7.8 million, or 2%, primarily in cash and cash equivalents which increased $10.0 million or 134%, as we improve our liquidity in anticipation of deposit run offs resulting from growth restrictions imposed by our primary regulator, the Office of Thrift Supervision (“OTS”). Our deposits increased $7.3 million or 2%, while FHLB advances decreased $3.6 million or 4%. In February 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with a correspondent bank and invested all of the proceeds in the equity capital of the Bank.

Our net earnings for the quarter ended March 31, 2010 were $988 thousand, or $0.39 per diluted share, compared to net earnings of $662 thousand, or $0.29 per diluted share, for the same period a year ago, representing an increase in net earnings of $326 thousand, or 49%. The annualized return on average assets was 0.76% for the first quarter of 2010, compared to 0.63% for the first quarter of 2009. The annualized return on average equity was 12.34% for the first quarter of 2010, compared to 8.01% for the same period a year ago. The efficiency ratio was 60.41% for the first quarter of 2010, compared to 64.02% for the same period in 2009.

In the course of a regularly scheduled comprehensive examination of Broadway Federal by the OTS and the FDIC, which commenced in January 2010, the OTS informed us that it considers the Company and the Bank to be “in troubled condition” and has imposed limitations on various aspects of our operations, including among others, limitations on our growth and ability to pay dividends and on our ability to use brokered deposits to fund our operations. Further discussions of these subjects and other important aspects of our operations and financial condition are contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Net Earnings

Net earnings for the first quarter of 2010 were $988 thousand, or $0.39 per diluted common share, up $326 thousand, or 49%, when compared with net earnings of $662 thousand, or $0.29 per diluted common share, in the first quarter of 2009. A significant increase in net interest income more than offset lower non-interest income, higher provision for loan losses and increased non-interest expenses.

Net Interest Income

For the quarter ended March 31, 2010, net interest income before provision for loan losses was $5.4 million, which represented an increase of $1.3 million, or 32%, from the first quarter of 2009. The increase of $1.3 million in net interest income was the combination of a $1.1 million increase related to higher average interest-earning assets, which resulted from the substantial growth in our loan portfolio during 2009, and a $172 thousand increase due to an expanded net interest margin. Average interest-earning assets increased $114.5 million, or 28%, from the first quarter of 2009. Our net interest margin for the quarter ended March 31, 2010 increased to 4.17%, 10 basis points higher than the first quarter of 2009, primarily because we were able to reduce the annualized cost of our interest-bearing liabilities more rapidly than the decline in the annualized yield on our interest-earning assets.

The annualized yield on our average interest-earning assets decreased 57 basis points to 5.94% for the first quarter of 2010 from 6.51% for the same period a year ago. The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment. Higher levels of non-accrual loans also resulted in lower loan yields.

The annualized cost of our average interest-bearing liabilities decreased 73 basis points to 1.89% for the first quarter of 2010 from 2.62% for the same period a year ago. The decrease primarily reflected the 78 basis points decrease in the annualized cost of deposits. The decline in deposit costs relates to the continued low level of interest rates during the period.

Provision for Loan Losses

The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio and is reflective of portfolio fluctuations, changes to the loan portfolio composition, management’s evaluation of the quality of the loan portfolio and net charge-offs.

During the quarter ended March 31, 2010 and 2009, we recorded provisions for loan losses of $574 thousand and $516 thousand, respectively. The provision recorded in the 2010 first quarter reflects a $560 thousand increase in specific loss allocation on impaired loans and a $14 thousand increase in the general valuation allowance.

Net loan charge-offs for the quarter ended March 31, 2010 totaled $924 thousand (of which $429 thousand represented overdrafted NOW accounts, $366 thousand represented one-to-four family loans and $129 thousand represented commercial real estate loans) compared to $2.3 million for the 2009 fourth quarter (of which $1.2 million represented one-to-four family loans, $667 thousand represented commercial real estate loans, $200 thousand represented a multi-family loan and $230 thousand represented unsecured commercial and consumer loans) and $0 for the 2009 first quarter. Net loan charge-offs as a percent of average loans were approximately 19 basis points for the quarter ended March 31, 2010.

Non-interest Income

Non-interest income for the quarter ended March 31, 2010 totaled $166 thousand compared to $296 thousand for the 2009 first quarter. The decrease was primarily due to a reduction in loan and retail banking fees of $84 thousand and an $81 thousand valuation allowance on real estate owned (“REO”), partially offset by a $30 thousand decrease in provision for losses on loans receivable held for sale.

Non-interest Expense

Non-interest expense for the quarter ended March 31, 2010 totaled $3.4 million compared to $2.8 million for the 2009 first quarter. The year over year increase was primarily due to higher compensation and benefits expense, primarily reflecting a lower amount of salaries that were deferred on loan originations in the 2010 first quarter as a result of decreased loan origination volume, higher premiums for FDIC insurance and higher expenses for professional services.

Income Taxes

The Company’s effective income tax rate was 39.68% for the three months ended March 31, 2010 compared to 38.25% for the three months ended March 31, 2009. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. The effective income tax rate for each period was reduced by the amount of non-taxable income from earnings on bank owned life insurance and the impact of state income tax deductions for loans made in designated enterprise zones.

Financial Condition

Total Assets

Total assets were $528.9 million at March 31, 2010, which represented an increase of $7.8 million from December 31, 2009. Primarily accounting for the increase in total assets are increases in cash and cash equivalents of $10.0 million and in net loans receivable of $2.4 million, partially offset by decreases in securities portfolio of $2.3 million and in loans receivable held for sale of $1.6 million.

Loan Portfolio

Our loan portfolio increased to $435.1 million at March 31, 2010, a $2.4 million increase from December 31, 2009, with a $6.5 million increase in our multi-family residential real estate loan portfolio, offset by a $3.2 million decrease in our commercial real estate loan portfolio and a $1.0 million decrease in our one-to-four family residential real estate loan portfolio. Loan originations for the quarter ended March 31, 2010 totaled $10.9 million compared to $16.7 million for the previous quarter and $39.4 million for the comparable quarter in 2009. Loan repayments for the quarter ended March 31, 2010 totaled $7.5 million compared to $7.2 million for the previous quarter and $11.8 million for the first quarter in 2009.

Deposits

Deposits totaled $392.7 million at March 31, 2010 compared to $385.5 million at December 31, 2009. The increase was primarily due to increases in certificates of deposit (“CDs”). Core deposits (NOW, demand, money market and passbook accounts) represented 29% of total deposits at March 31, 2010, compared to 30% at December 31, 2009 and CDs represented 71% of total deposits at March 31, 2010 compared to 70% at December 31, 2009. Included in CDs are brokered deposits, which decreased $6.1 million, or 6%, in the first quarter of 2010 and represented 24% of total deposits at March 31, 2010, compared to 26% at December 31, 2009.

Borrowings

Since the end of 2009, FHLB borrowings decreased $3.6 million, or 4%, to $88.0 million at March 31, 2010 from $91.6 million at December 31, 2009, as management replaced these borrowings with the aforementioned deposit inflows. In February 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank.

Allowance for Loan Losses

At March 31, 2010, the allowance for loan losses was $20.1 million, or 4.42% of total gross loans receivable, excluding loans receivable held for sale, compared to $20.5 million, or 4.52% of total gross loans receivable, excluding loans receivable held for sale, at year-end 2009. The $350 thousand decrease in the allowance for loan losses from December 31, 2009 to March 31, 2010 was due to net loan charge-offs of $924 thousand on nine impaired loans totaling $5.2 million during the first quarter of 2010, offset by $574 thousand of provision for loan losses. Loan charge-offs during the first quarter of 2010 were specifically reserved for at year-end 2009.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2010, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase to the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

The Company experienced an improvement in its asset quality during the quarter ended March 31, 2010. Total non-performing assets (“NPAs”) decreased to $36.2 million, or 6.85% of total assets, from $37.0 million, or 7.10% of total assets, at December 31, 2009 because of a reduction in non-accrual loans. These loans consist of delinquent loans that are 90 days or more past due, plus troubled debt restructurings that do not qualify for accrual status because the borrowers have not yet demonstrated performance according to the restructured terms for a period of at least six months. At March 31, 2010, total NPAs were comprised of $34.0 million in non-accrual loans and $2.2 million in REO. The non-accrual loans of $34.0 million included $19.9 million of commercial real estate loans, $7.2 million of commercial loans, $3.6 million of one-to-four family residential real estate loans, $1.1 million of multi-family residential real estate loans and $2.2 million of secured consumer loans.

The Bank performed an impairment analysis for all non-performing loans, and recorded specific loss allocations for impaired loans of $560 thousand during the first quarter of 2010. The specific loss allocations for the 2010 first quarter is mainly related to a commercial loan carried at fair value at March 31, 2010 and December 31, 2009 and which required a specific allowance allocation of $1.7 million at March 31, 2010 and $1.3 million at December 31, 2009. This resulted in a $376 thousand impairment charge to the provision for loan losses during the first quarter of 2010. In addition, the Bank recorded impairment charges on six new impaired loans consisting of three one-to-four family residential loans, two multi-family residential loans and one commercial real estate loan. The loans are non-performing and the recent valuation of the underlying collateral reflected decreases in values. The Bank accordingly allocated $172 thousand of specific loss allocations on these six loans during the first quarter of 2010.

Seven loans held for sale totaling $6.9 million, after partial charge-offs of $639 thousand, with a specific valuation allowance of $430 thousand, were on non-accrual status or classified as TDR as of March 31, 2010. This compares to six loans held for sale totaling $6.7 million, with a specific valuation allowance of $994 thousand, as of December 31, 2009.

Performance Ratios

The annualized return on average equity for first quarter 2010 was 12.34%, compared to 8.01% for first quarter 2009. The annualized return on average assets for first quarter 2010 was 0.76%, compared to 0.63% for first quarter 2009. The increase in our annualized returns on average equity and average assets between first quarters was primarily due to higher net earnings in the first quarter of 2010 as a result of higher net interest income, which exceeded the increases in the provision for loan losses and non-interest expense and the decrease in non-interest income.

The efficiency ratio for first quarter 2010 was 60.41%, compared to 64.02% for first quarter 2009. The improvement in our efficiency ratio was primarily due to higher net interest income before provision for loan losses for the first quarter of 2010. The increase in net interest income was primarily a result of the strong growth in our interest earning assets and improvement in our net interest rate margin.

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

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the senior preferred stock issued in 2008 and 2009 to the United States Department of Treasury, preferred stock issued to others in 2002 and in 2006, the junior subordinated debentures issued in 2004, the sale to Cathay General Bancorp of 70,000 shares of common stock in 2004 and 145,000 shares of common stock in 2006 and other borrowings. Dividends and other capital distributions from the Bank are subject to general regulatory restrictions. In addition, as discussed in our Annual Report on Form 10K, the Office of Thrift Supervision has placed limitations on the Company and accordingly, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing will mature and become payable on July 31, 2010. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this loan or to obtain a dividend from the Bank for such purpose. We have entered in to discussions with the lender on our line of credit and are also exploring alternative borrowing sources.

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

Broadway Federal was in compliance with all capital requirements in effect at March 31, 2010, and met the capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). However, in March 2010, the Company and Bank were determined to be “in troubled condition” by the OTS and we anticipate that we will be required to enter into formal agreements with the OTS that will require the Company and Bank to maintain higher levels of regulatory capital than currently required. In that event, the Company and Bank would be precluded from being considered to be more than “adequately capitalized” until such agreements are terminated and the Company and Bank are no longer considered to be “in troubled condition.”

Actual and required capital amounts and ratios at March 31, 2010 and December 31, 2009 are presented below.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
March 31, 2010:
Tangible Capital to adjusted total assets	$41,291	7.82%	$7,920	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$41,291	7.82%	$21,119	4.00%	$26,399	5.00%
Tier 1(Core) Capital to risk weighted assets	$41,291	10.60%	N/A	N/A	$23,366	6.00%
Total Capital to risk weighted assets	$46,285	11.89%	$31,155	8.00%	$38,944	10.00%

December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 for the reasons discussed in the following paragraph regarding the Company’s disclosure controls and procedures and in its internal controls over financial reporting. Management has implemented changes in the Company’s internal controls over financial reporting subsequent to March 31, 2010 to address the material weaknesses in the Company’s internal controls over financial reporting that were identified at December 31, 2009 and March 31, 2010, as described below.

With the participation of the Company’s CEO and CFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal controls was not effective as of March 31, 2010. The allowance for loan losses was not increased in proportion to the increased risk of loss in the loan portfolio. Additionally, there were weaknesses in the design and implementation of internal controls for monitoring loan originations, approval and disbursements and the documentation of loan underwriting, including documentation of borrower repayment ability. The Company had identified the need for and increased the allowance for loan losses to cover the increased portfolio risk of loss at December 31, 2009. The calculation of the allowance for loan losses has been improved with the use of the migration to loss analysis and more frequent update of the Bank’s historical loss rates. The loan review process has also been enhanced to ensure all problem and impaired loans will be identified and properly classified. Also, loan concentrations are to be reviewed for any added risk. The classification system has been revised to provide that all Troubled Debt Restructures (TDRs) be classified as substandard pending receipt of satisfactory financial documentation and a sufficient period of payment and other performance to establish the borrower’s future ability to comply with the modified loan terms. An Internal Asset Review Committee of the Board of Directors has also been established to ensure the loan review process is independent of loan origination and servicing. The loan policy has been revised to include requirements to verify borrower financial performance and income and strengthened loan approval procedures. The enhancements also include the requirement to obtain audited financial statements on certain loans.

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

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint, which motion was granted on November 20, 2009. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. Broadway filed a demurrer to and motion to strike the third amended complaint, the hearing on which took place on May 14, 2010. The demurrer was sustained with ten days’ leave to amend. The fourth amended complaint, which was served on May 24, 2010, contains the same causes of action as the third amended complaint. Mr. Standback, however, is no longer a defendant. Hudson demurred to the fourth amended complaint, the hearing on which is set for August 27, 2010, and the Bank filed an answer.

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

On February 1, 2010, Canyon filed a complaint in Los Angeles County Superior Court against the Bank and several of its officers and directors including Paul Hudson, Kellogg Chan, Javier Leon, Odell Maddox, Rick McGill, Daniel Medina, and Virgil Roberts, and certain non-Bank related defendants, for declaratory relief, breach of contract, interference with economic relations, negligence, intentional concealment, conspiracy, breach of fiduciary duty, and equitable subordination (Canyon Acquisitions, LLC v. Broadway Federal Bank Case No. BC 431035). The complaint arises out of the same transaction that is the subject of the Holliday lawsuit discussed above. The Bank notified the court of this fact, which deemed the cases related. In the complaint, Canyon seeks general damages of not less than $10,000,000 and punitive damages in an unspecified amount. Service of the Canyon Complaint was effective as of March 16, 2010. The Bank has filed a demurrer to and motion to strike the complaint, the hearings on which were set for June 18, 2010. However, on June 18, 2010, Canyon filed a first amended complaint alleging similar causes of action and the scheduled hearing was not held. Then, on June 23, 2010, Canyon filed a motion to (1) consolidate the Canyon and Holliday lawsuits and (2) treat the Canyon lawsuit as a cross-complaint in the Holliday lawsuit. The hearing on Canyon’s motion is set for July 16, 2010.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of March 31, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

Item 1A.	RISK FACTORS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 -	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2010	By: /s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: July 16, 2010	By: /s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer