Form 10-Q
period 2010-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2010-08-16
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,965 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of August 6, 2010.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
	(Dollars in thousands, except per share amounts)
Assets
Cash	$4,100	$7,440
Federal funds sold	49,660	—

Cash and cash equivalents	53,760	7,440
Securities available for sale, at fair value	12,404	14,961
Securities held to maturity (fair value of $14,874 at June 30, 2010 and $16,838 at December 31, 2009)	14,281	16,285
Loans receivable held-for-sale, net	18,815	20,940
Loans receivable, net of allowance of $18,462 and $20,460	423,347	432,640
Accrued interest receivable	2,517	2,419
Federal Home Loan Bank (FHLB) stock, at cost	4,367	4,305
Office properties and equipment, net	5,251	5,363
Real estate owned (REO)	4,487	2,072
Bank owned life insurance	2,466	2,418
Deferred tax assets	5,010	4,986
Other assets	4,864	7,217

Total assets	$551,569	$521,046

Liabilities and stockholders’ equity
Deposits	$414,149	$385,488
Federal Home Loan Bank advances	88,000	91,600
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	—
Advance payments by borrowers for taxes and insurance	194	372
Other liabilities	5,048	6,071

Total liabilities	518,391	489,531

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at June 30, 2010 and December 31, 2009; liquidation preference of $9,056 at June 30, 2010 and December 31, 2009	8,963	8,963
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at June 30, 2010 and December 31, 2009; liquidation preference of $6,038 at June 30, 2010 and December 31, 2009	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2010 and December 31, 2009; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2010 and December 31, 2009	2	2
Preferred stock discount	(1,569)	(1,756)
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at June 30, 2010 and December 31, 2009; outstanding 1,743,965 shares at June 30, 2010 and 1,743,365 shares at December 31, 2009	20	20
Additional paid-in capital	14,351	14,273
Retained earnings-substantially restricted	8,558	7,322
Accumulated other comprehensive income, net of taxes of $221 and $118 at June 30, 2010 and December 31, 2009	330	176
Treasury stock-at cost, 269,977 shares at June 30, 2010 and 270,577 shares at December 31, 2009	(3,451)	(3,459)

Total stockholders’ equity	33,178	31,515

Total liabilities and stockholders’ equity	$551,569	$521,046

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$7,415	$6,683	$14,842	$12,937
Interest on mortgage-backed securities	244	266	514	560
Interest on investment securities	13	12	25	25
Other interest income	15	32	25	66

Total interest income	7,687	6,993	15,406	13,588

Interest on deposits	1,568	1,813	3,071	3,538
Interest on borrowings	851	745	1,646	1,497

Total interest expense	2,419	2,558	4,717	5,035

Net interest income before provision for loan losses	5,268	4,435	10,689	8,553
Provision for loan losses	309	1,589	883	2,105

Net interest income after provision for loan losses	4,959	2,846	9,806	6,448

Non-interest income:
Service charges	303	328	566	675
Net gains on mortgage banking activities	—	—	—	17
Net gains (loss) on sale of loans	(136)	—	(136)	—
Net gains (loss) on sale of REO	(61)	—	(35)	—
Provision for losses on loans held-for-sale	(472)	(245)	(547)	(350)
Other	111	34	63	71

Total non-interest income	(255)	117	(89)	413

Non-interest expense:
Compensation and benefits	1,796	1,368	3,727	2,994
Occupancy expense, net	348	383	710	728
Information services	186	211	404	409
Professional services	386	177	596	350
Office services and supplies	133	149	277	293
FDIC insurance	215	387	462	492
Other	280	284	543	519

Total non-interest expense	3,344	2,959	6,719	5,785

Earnings before income taxes	1,360	4	2,998	1,076
Income taxes	514	(30)	1,164	380

Net earnings	$846	$34	$1,834	$696

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$168	$(6)	$257	$98
Income tax effect	(67)	2	(103)	(39)

Other comprehensive income (loss), net of tax	101	(4)	154	59

Comprehensive earnings	$947	$30	$1,988	$755

Net earnings	$846	$34	$1,834	$696
Dividends and discount accretion on preferred stock	(281)	(188)	(581)	(351)

Earnings (loss) available to common shareholders	$565	$(154)	$1,253	$345

Earnings (loss) per common share-basic	$0.32	$(0.09)	$0.72	$0.20

Earnings (loss) per common share-diluted	$0.32	$(0.09)	$0.72	$0.20

Dividends declared per share-common stock	$—	$0.05	$0.01	$0.10

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,834	$696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	883	2,105
Provision for losses on loans receivable held-for-sale	547	350
Valuation adjustment on REO	111	—
Depreciation	214	217
Net amortization of premiums and discounts on loans purchased	(1)	(7)
Net amortization of deferred loan origination (fees) costs	(5)	10
Net amortization of premiums on mortgage-backed securities	102	11
Stock-based compensation expense	80	41
Net gains on mortgage banking activities	—	(17)
Earnings on bank owned life insurance	(48)	(47)
Net losses on sale of REO	35	—
Net change in:
Loans receivable held-for-sale, net	3,000	1,188
Accrued interest receivable	(98)	(174)
Deferred tax assets	(127)	—
Other assets	2,353	(292)
Other liabilities	(663)	(1,408)

Net cash provided by operating activities	8,217	2,673

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,718	299
Held-to-maturity securities:
Maturities, prepayments and calls	1,998	3,710
Net change in loans receivable	3,037	(78,433)
Proceeds from sale of REO	1,396	—
Investment in affordable housing limited partnership	(359)	—
Purchase of Federal Home Loan Bank stock	(231)	(38)
Proceeds from redemption of Federal Home Loan Bank stock	169	—
Additions to office properties and equipment	(102)	(139)

Net cash provided by (used in) investing activities	8,626	(74,601)

Cash flows from financing activities:
Net change in deposits	28,661	78,025
Repayments on Federal Home Loan Bank advances	(3,600)	(2,500)
Net increase in other borrowings	5,000	—
Cash dividends paid	(412)	(463)
Reissuance of treasury stock	6	6
Net change in advance payments by borrowers for taxes and insurance	(178)	(126)

Net cash provided by financing activities	29,477	74,942

Net change in cash and cash equivalents	46,320	3,014
Cash and cash equivalents at beginning of period	7,440	7,476

Cash and cash equivalents at end of period	$53,760	$10,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,796	$4,973

Cash paid for income taxes	$—	$1,525

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$3,957	$—

Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale	$1,422	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2009 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.

NOTE (2) – Recent Accounting Pronouncements

In July 2010, the FASB amended existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The amendments require an entity to disclose credit quality indicators, past due information and modifications of its financing receivables. The objective of these expanded disclosures is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Since this guidance is disclosure related, adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
Basic
Net earnings	$846	$34	$1,834	$696
Less: Preferred stock dividends and accretion	(281)	(188)	(581)	(351)

Earnings (loss) available to common shareholders	$565	$(154)	$1,253	$345

Weighted average common shares outstanding	1,743,609	1,743,002	1,743,488	1,742,884

Basic earnings per common share	$0.32	$(0.09)	$0.72	$0.20

Diluted
Net earnings	$846	$34	$1,834	$696
Less: Preferred stock dividends and accretion	(281)	(188)	(581)	(351)

Earnings (loss) available to common shareholders	$565	$(154)	$1,253	$345

Weighted average common shares outstanding	1,743,609	1,743,002	1,743,488	1,742,884
Add: dilutive effects of assumed exercises of stock options	900	3,281	3,485	2,746

Average shares and dilutive potential common shares	1,744,509	1,746,283	1,746,973	1,745,630

Diluted earnings per common share	$0.32	$(0.09)	$0.72	$0.20

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

Stock options for 237,547 and 212,700 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2010 and stock options and warrants for 401,500 and 367,482 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2009 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010:
Available-for-sale
Residential mortgage-backed	$11,853	$551	$—	$12,404

Total available-for-sale	$11,853	$551	$—	$12,404

Held-to-maturity
Residential mortgage-backed	$13,281	$484	$—	$13,765
U.S. Government and federal agency	1,000	109	—	1,109

Total held-to-maturity	$14,281	$593	$—	$14,874

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Available-for-sale
Residential mortgage-backed	$14,667	$294	$—	$14,961

Total available-for-sale	$14,667	$294	$—	$14,961

Held-to-maturity
Residential mortgage-backed	$15,285	$460	$—	$15,745
U.S. Government and federal agency	1,000	93	—	1,093

Total held-to-maturity	$16,285	$553	$—	$16,838

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at June 30, 2010. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,109
Five to ten years	—	—	—	—
Beyond ten years	—	—	—	—
Residential mortgage-backed	11,853	12,404	13,281	13,765

Total	$11,853	$12,404	$14,281	$14,874

At June 30, 2010 and December 31, 2009, securities pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances had a carrying amount of $14.3 million and $16.3 million, respectively. At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three and six months ended June 30, 2010 and 2009.

There were no securities with unrealized losses at June 30, 2010 and December 31, 2009. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, net

Loans receivable held-for-sale, net, consisted of multi-family and commercial real estate loans originated for sale. Non-performing loans receivable held-for-sale, included in loans receivable held-for-sale, net, totaled $7.2 million, net of charge-offs of $639 thousand and a $444 thousand valuation allowance, as of June 30, 2010 and totaled $5.7 million, net of a $994 thousand valuation allowance, at December 31, 2009.

We recorded lower of cost or market write-downs on non-performing loans receivable held-for-sale totaling $547 thousand for the six months ended June 30, 2010, compared to $350 thousand for the same period in 2009.

NOTE (6) – Allowance for Loan Losses and Impaired Loans

Activity in the allowance for loan losses was as follows:

	For the six months ended June 30,
	2010	2009
	(In thousands)
Beginning balance	$20,460	$3,559
Provision for loan losses	883	2,105
Loans charged off	(2,881)	—

Ending balance	$18,462	$5,664

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

Individually impaired loans were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$18,582	$17,500
Impaired loans with allocated allowance for loan losses based on fair value of collateral	15,096	16,956
Impaired loans with allocated allowance for loan losses based on present value of cash flows as a troubled debt restructure (“TDR”)	16,495	15,186

Total	$50,173	$49,642

Allowance for loan losses allocated to impaired loans based on fair value of collateral	$3,669	$4,831
Allowance for loan losses allocated to impaired loans based on present value of cash flows as a TDR	488	543

Allowance for loan losses allocated to impaired loans	$4,157	$5,374

Non-accrual loans were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Loans receivable held-for-sale	$3,518	$4,013
Loans receivable, net	29,334	30,908

Total non-accrual loans	$32,852	$34,921

Non-accrual loans consist of delinquent loans that are 90 days or more past due and TDRs that do not qualify for accrual status. There were no loans 90 days or more past due and still accruing at June 30, 2010.

At June 30, 2010, loans classified as a TDR totaled $35.0 million, of which $10.0 million were included in nonaccrual loans and $25.0 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2009, loans classified as a TDR totaled $32.5 million, of which $11.0 million were included in nonaccrual loans and $21.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. The Company has allocated $488 thousand and $543 thousand of specific allowance allocations to TDRs as of June 30, 2010 and December 31, 2009, respectively. The net carrying value of TDRs is evaluated on at least a quarterly basis and valuation allowances are adjusted for changes in the estimated present value of the expected future cash flows discounted at the loan’s effective interest rate. As of June 30, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

NOTE (7) – Fair Value

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

June 30, 2010

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

The fair values of non-performing loans receivable held-for-sale is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$12,404	$—	$12,404	$—

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$14,961	$—	$14,961	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net	$7,180	$—	$—	$7,180
Impaired loans carried at fair value of collateral	17,410	—	—	17,410
Real estate owned	4,487	—	—	4,487
Mortgage servicing rights	447	—	—	447

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net	$5,700	$—	$—	$5,700
Impaired loans carried at fair value of collateral	17,071	—	—	17,071
Mortgage servicing rights	450	—	—	450

The following table provides information regarding our assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009, and the losses recognized on these assets for the three and six months ended June 30, 2010 and for the year ended June 30, 2009.

	Principal Amount at June 30, 2010	Valuation Allowance at June 30, 2010	Losses for the three months ended June 30, 2010	Losses for the six months ended June 30, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$7,624	$444	$33	$89
Impaired loans carried at fair value of collateral (2)	21,079	3,669	1,015	1,106
Real estate owned (3)	4,523	36	36	111
Mortgage servicing rights (4)	447	—	1	3

Total	$33,673	$4,149	$1,085	$1,309

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $6.0 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO which is a component of other non-interest income.
(4)	Losses are charged to other non-interest income.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

	Principal Amount at December 31, 2009	Valuation Allowance at December 31, 2009	Losses for the year ended December 31, 2009
Non-performing loans receivable held-for-sale, net (1)	$6,694	$994	$734
Impaired loans carried at fair value of collateral (2)	21,902	4,831	5,924
Mortgage servicing rights (3)	450	—	13

Total	$29,046	$5,825	$6,671

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $4.9 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged to other non-interest income.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$53,760	$53,760	$7,440	$7,440
Securities available-for-sale	12,404	12,404	14,961	14,961
Securities held-to-maturity	14,281	14,874	16,285	16,838
Loans receivable held-for-sale, net	18,815	18,815	20,940	20,940
Loans receivable, net	423,347	425,662	432,640	434,770
Federal Home Loan Bank stock	4,367	N/A	4,305	N/A
Accrued interest receivable	2,517	2,517	2,419	2,419

Financial Liabilities:
Deposits	$(414,149)	$(414,081)	$(385,488)	$(382,435)
Federal Home Loan Bank advances	(88,000)	(93,150)	(91,600)	(94,491)
Junior subordinated debentures	(6,000)	(4,466)	(6,000)	(5,237)
Other borrowings	(5,000)	(4,877)	—	—
Advance payments by borrowers for taxes and insurance	(194)	(194)	(372)	(372)
Accrued interest payable	(415)	(415)	(494)	(494)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

NOTE (8) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which authorizes up to a maximum of 351,718 shares plus certain shares covered under the Company’s 1996 Long-Term Incentive Plan and 1996 Stock Option Plan, which have expired. At June 30, 2010, 199,843 shares remain available for issuance pursuant to future grants. The granting of awards to key employees and directors is typically in the form of options to purchase capital stock.

During the first six months of 2010, the Company granted 8,750 stock options, with an exercise price of $6.00 per share. These options vest immediately and expire in ten years. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $34 thousand or $3.86 per share. The Company expensed this amount during the period granted. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 102.91%, a risk free interest rate of 3.68%, an expected option term of ten years, and a 3.33% dividend yield.

The Company recorded $48 thousand of stock-based compensation expense, net of tax, during the first six months of 2010 compared to $24 thousand for the first six months of 2009.

NOTE (9) – Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any such matters that will have a material effect on the consolidated financial statements.

On September 18, 2008, a lawsuit was filed in the Superior Court of the State of California for Los Angeles County against the Bank by Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”). This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the investors for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue. See Part II, “Item 1, Legal Proceedings” for further description.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is neither “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of June 30, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2010

NOTE (10) – Regulatory Matters

As reported in the Company’s most recent Form 10-K Annual Report, the Company and the Bank are currently considered by the Office of Thrift Supervision (the “OTS”) to be “in troubled condition” and the OTS has imposed certain limitations on the Bank and the Company. These limitations include the following, among others:

•

The Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

•	Neither the Bank nor the Company may declare or pay any dividends or make any other capital distributions without the prior approval of the OTS Regional Director.

•	Neither the Bank nor the Company may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OTS.

•	The Bank and the Company will be subject to limitations on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank officers and employees.

•	The Company may not incur, issue, renew, repurchase, make payments on or increase any debt without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

•

The Bank will not be permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director.

The OTS has further requested that the Company and the Bank consent to the issuance of a cease and desist order requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist order would require that the Bank attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations.

Actual and normally required capital amounts and ratios at June 30, 2010 and December 31, 2009, together with the higher capital requirements that the OTS will require the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2010:
Tangible Capital to adjusted total assets	$42,330	7.68%	$8,267	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,330	7.68%	$22,045	4.00%	$27,557	5.00%	$44,091	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,330	10.72%	N/A	N/A	$23,700	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,388	12.00%	$31,600	8.00%	$39,500	10.00%	$47,400	12.00%

December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

During the six months ended June 30, 2010, total assets increased by $30.5 million, or 6%, primarily due to an increase in cash and cash equivalents, which increased by $46.3 million as we improved our liquidity in anticipation of deposit run-offs expected to result from growth restrictions imposed by our primary regulator, the OTS. Our deposits increased $28.7 million, or 7%, while FHLB advances decreased $3.6 million, or 4%.

Our net earnings for the quarter ended June 30, 2010 were $846 thousand, or $0.32 per diluted share, compared to net earnings of $34 thousand, or a loss of ($0.09) per diluted share, for the same period a year ago, representing an increase in net earnings of $812 thousand. The annualized return on average assets was 0.62% for the second quarter of 2010, compared to 0.03% for the second quarter of 2009. The annualized return on average equity was 10.28% for the second quarter of 2010, compared to 0.41% for the same period in 2009. The efficiency ratio was 66.71% for the second quarter of 2010, compared to 65.00% for the same period in 2009.

In the course of a regularly scheduled comprehensive examination of the Bank by the OTS and the Federal Deposit Insurance Corporation (“FDIC”), which commenced in January 2010, the OTS informed us that it considers the Company and the Bank to be “in troubled condition” and has imposed limitations on various aspects of our operations, including among others, limitations on our growth and ability to pay dividends and on our ability to use brokered deposits to fund our operations. The OTS has requested that the Company and the Bank consent to the issuance of cease and desist orders requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the management of its business and the oversight of the Company’s and the Bank’s business by their boards of directors. The cease and desist orders would require that the Bank attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations. Further discussion of these subjects and other important aspects of our operations and financial condition are contained in Note (10) to the Unaudited Consolidated Financial Statements included in Item 1 of this report and in Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Net Earnings

Net earnings for the second quarter of 2010 were $846 thousand, or $0.32 per diluted common share, up $812 thousand when compared with net earnings of $34 thousand, or a loss of $(0.09) per diluted common share, for the second quarter of 2009. Higher net interest income and lower provision for loan losses resulted in higher net earnings for the second quarter of 2010.

For the six months ended June 30, 2010, net earnings totaled $1.8 million, or $0.72 per diluted common share, up $1.1 million when compared with net earnings of $696 thousand, or $0.20 per diluted common share, for the same period in 2009.

Net Interest Income

For the quarter ended June 30, 2010, net interest income before provision for loan losses was $5.3 million, which represented an increase of $833 thousand, or 19%, from the second quarter of 2009. The increase was primarily attributable to the substantial growth in our loan portfolio during 2009. Average interest-earning assets increased $88.1 million, or 20%, from the second quarter of 2009. Our net interest margin for the quarter ended June 30, 2010 decreased to 3.92%, down 2 basis points from the net interest margin for the second quarter 2009, as the yield on our interest-earning assets declined more rapidly than the cost of our interest-bearing liabilities.

The annualized yield on our average interest-earning assets decreased 50 basis points to 5.71% for the second quarter of 2010 from the annualized yield of 6.21% for the same period a year ago. The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment and a higher average balance invested in lower yielding federal funds sold. Higher levels of non-accrual loans also resulted in lower loan yields.

The annualized cost of our average interest-bearing liabilities decreased 47 basis points to 1.92% for the second quarter of 2010 from the annualized cost of 2.39% for the same period a year ago. The decrease primarily reflected the 52 basis points decrease in the annualized cost of deposits and a 40 basis point decrease in the annualized cost of borrowings. The decline in deposit and borrowing costs is due to the continued low level of market interest rates during the period.

For the six months ended June 30, 2010, net interest income before provision for loan losses totaled $10.7 million, up $2.1 million, or 25%, from the net interest income before provision for loan losses for the same period a year ago, as a result of increased average interest-earning assets and a higher net interest margin, which increased from 4.00% for the six months ended June 30, 2009 to 4.04% for the six months ended June 30, 2010.

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

During the quarter ended June 30, 2010, the provision for loan losses totaled $309 thousand compared to $1.6 million for the same period a year ago. The amount of the provision recorded in the second quarter of 2010 reflects the increase in specific valuation allowance that we recorded for loans that became impaired during the quarter, which was partially offset by a decrease in the general valuation allowance that we recorded due to the reduction in our gross loan portfolio.

Net loan charge-offs for the quarter ended June 30, 2010 totaled $2.0 million (of which $144 thousand represented three one-to-four family loans, $1.7 million represented a commercial loan and $74 thousand represented two unsecured consumer loans) compared to $924 thousand for the first quarter of 2010 (of which $429 thousand represented two overdrafted NOW accounts, $366 thousand represented three one-to-four family loans and $129 thousand represented four commercial real estate loans) and $0 for the 2009 second quarter. Of the $2.0 million loan charge-offs during the second quarter of 2010, $1.3 million were specifically reserved for at year-end 2009 and $689 thousand were specifically reserved for in 2010. Net loan charge-offs as a percent of average loans was approximately 42 basis points for the quarter ended June 30, 2010.

For the six months ended June 30, 2010, the provision for loan losses totaled $883 thousand compared to $2.1 million of provisions for the same period a year-ago. The decrease in loan loss provision was primarily due to lower impairment charges resulting from fewer additions to our impaired loans and a reduction in our gross loan portfolio this year.

Non-interest Income

Non-interest income (loss) for the quarter ended June 30, 2010 totaled ($255) thousand compared to $117 thousand for the second quarter of 2009. The decrease from the second quarter of 2009 was primarily due to a $136 thousand net loss on sale of loans and $227 thousand higher provision for losses on loans held-for-sale in the second quarter of 2010.

For the six months ended June 30, 2010, non-interest income (loss) totaled ($89) thousand compared to $413 thousand for the same period a year ago. The decrease primarily reflects a $136 thousand net loss on sale of loans, a $197 thousand higher provision for losses on loans held-for-sale and a $109 thousand lower service charges for the first six months of 2010.

Non-interest Expense

Non-interest expense for the quarter ended June 30, 2010 totaled $3.3 million compared to $3.0 million for the second quarter of 2009. The increase was mostly due to higher compensation and benefits expense, primarily reflecting a lower amount of salaries that were deferred in the second quarter of 2010 as a result of decreased loan origination volume, and higher expenses for professional services, primarily audit and legal expenses. These increases were partially offset by lower premiums for FDIC insurance, as the second quarter of 2009 included a $222 thousand accrual for a special assessment imposed by the FDIC.

For the six months ended June 30, 2010, non-interest expense totaled $6.7 million compared to $5.8 million for the same period a year ago. The increase primarily reflects higher compensation and benefits expense and higher expense for professional services, as discussed above.

Income Taxes

The Company’s effective income tax rates were 37.79% and 38.83% for the three and six months ended June 30, 2010 compared to (750.00%) and 35.32% for the three and six months ended June 30, 2009. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. The effective income tax rate for each period was reduced by the amount of non-taxable income from earnings on bank owned life insurance and the impact of state income tax deductions for loans made in designated enterprise zones.

Financial Condition

Total Assets

Total assets were $551.6 million at June 30, 2010, which represented an increase of $30.5 million from December 31, 2009. During the first six months of 2010, cash and cash equivalents increased by $46.3 million, net loans (including loans held-for-sale) decreased by $11.4 million and securities decreased by $4.6 million.

Loan Portfolio

Our gross loan portfolio decreased to $441.8 million at June 30, 2010 from $453.1 million at December 31, 2009. The $11.3 million decrease in our loan portfolio primarily consisted of a $10.5 million decrease in our commercial real estate loan portfolio, a $5.8 million decrease in commercial loans and a $2.8 million decrease in our one-to-four family residential real estate loan portfolio, which decreases were partially offset by an $8.7 million increase in our multi-family residential real estate loan portfolio.

Loan originations, including purchases, for the six months ended June 30, 2010 totaled $15.3 million compared to $97.8 million for the comparable period in 2009. Loan repayments, including loan sales, totaled $22.3 million for the six months ended June 30, 2010 and 2009. Loans transferred to REO during 2010 totaled $4.0 million.

Deposits

The Company experienced strong deposit growth during the first six months of 2010. Deposit balances increased by $28.7 million, or 7.4%, to $414.1 million at June 30, 2010 from $385.5 million at December 31, 2009. This growth is attributable to the online banking campaign we conducted during the second quarter of 2010 to strengthen liquidity. Core deposits (NOW, demand, money market and passbook accounts) represented 27% of total deposits at June 30, 2010 compared to 30% at December 31, 2009 and CDs represented 73% of total deposits at June 30, 2010 compared to 70% at December 31, 2009. Included in CDs are brokered deposits, which decreased by $31.7 million, or 31%, in the first six months of 2010 and represented 17% of total deposits at June 30, 2010, compared to 26% at December 31, 2009.

Borrowings

Since the end of 2009, FHLB borrowings decreased by $3.6 million, or 4%, to $88.0 million at June 30, 2010 from $91.6 million at December 31, 2009, as management replaced these borrowings with the aforementioned deposit inflows. In February 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank.

Allowance for Loan Losses

At June 30, 2010, the allowance for loan losses was $18.5 million, or 4.18% of total gross loans receivable, excluding loans receivable held-for-sale, compared to $20.5 million, or 4.52% of total gross loans receivable, excluding loans receivable held-for-sale, at December 31, 2009. The $2.0 million decrease in the allowance for loan losses from December 31, 2009 to June 30, 2010 was due to net loan charge-offs of $2.9 million partially offset by $883 thousand of provisions for loan losses for the first six months of 2010. Of the $2.9 million loan charge-offs during the first six months of 2010, $1.7 million were specifically reserved for at year-end 2009 and $1.2 million were specifically reserved for in 2010.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2010, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OTS and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

At June 30, 2010, non-performing assets were $37.3 million, or 6.77% of total assets, compared to $37.0 million, or 7.10% of total assets, at December 31, 2009. Total non-performing assets at June 30, 2010 were comprised of $32.9 million in non-accrual loans and $4.5 million in REO. During the latest quarter, non-accrual loans declined by $1.2 million from the balance at the end of the first quarter of 2010 and by $2.1 million from the balance at the end of 2009. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings that do not qualify for accrual status. The non-accrual loans included $19.1 million of commercial real estate loans, $5.1 million of one-to-four family residential real estate loans, $2.3 million of multi-family residential real estate loans, $4.0 million of commercial loans and $2.3 million of secured consumer loans. During the second quarter, REO increased by $2.3 million from the end of the first quarter and by $2.4 million from the end of 2009. At June 30, 2010 the Bank’s REO consisted of three one-to-four family residential properties and five commercial real estate properties, three of which are church buildings. We are continuing to monitor our portfolio closely and working with borrowers to maximize the value of our assets. In addition, we are pursuing selective sales of classified assets and REO.

Performance Ratios

The annualized return on average equity for the second quarter of 2010 was 10.28%, compared to 0.41% for the second quarter of 2009. The annualized return on average assets for the second quarter of 2010 was 0.62%, compared to 0.03% for the second quarter of 2009. The increase in our annualized returns on average equity and average assets between the second quarters was primarily due to higher net earnings in the second quarter of 2010 as a result of higher net interest income and lower provision for loan losses which were partially offset by higher non-interest expense and lower non-interest income.

The efficiency ratio for the second quarter of 2010 was 66.71%, compared to 65.00% for the second quarter of 2009. The slight deterioration in our efficiency ratio primarily reflects higher non-interest expenses compared to revenues for the second quarter of 2010 as compared to the same period in 2009.

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

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the senior preferred stock issued in 2008 and 2009 to the United States Department of the Treasury, preferred stock issued to others in 2002 and in 2006, the junior subordinated debentures issued in 2004, the sale to Cathay General Bancorp of 70,000 shares of common stock in 2004 and 145,000 shares of common stock in 2006 and other borrowings. Dividends and other capital distributions from the Bank are subject to general regulatory restrictions. In addition, as discussed in our Annual Report on Form 10-K, the OTS has placed limitations on the Company and accordingly, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this loan or to obtain a dividend from the Bank for such purpose. We have entered into discussions with the lender on our line of credit and are also exploring alternative borrowing resources.

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

The Bank was in compliance with all capital requirements in effect at June 30, 2010, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS. The OTS has requested that the Company and the Bank consent to the issuance of cease and desist orders requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the management of its business and the oversight of the Company’s and the Bank’s business by their boards of directors. The cease and desist orders would require that the Bank attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations. Under the applicable regulations, the Bank will therefore be precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

Actual and normally required capital amounts and ratios at June 30, 2010 and December 31, 2009, together with the higher capital requirements that the OTS will require the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2010:
Tangible Capital to adjusted total assets	$42,330	7.68%	$8,267	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,330	7.68%	$22,045	4.00%	$27,557	5.00%	$44,091	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,330	10.72%	N/A	N/A	$23,700	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,388	12.00%	$31,600	8.00%	$39,500	10.00%	$47,400	12.00%

December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. Management has implemented changes, as described below, in the Company’s internal controls over financial reporting subsequent to March 31, 2010 to address the material weaknesses in the Company’s internal controls over financial reporting that were identified at December 31, 2009, such as the adequacy of the allowance for loan losses and weaknesses in the design and implementation of internal controls for monitoring loan originations, approval and disbursements and the documentation of loan underwriting, including documentation of borrower repayment ability.

The calculation of the allowance for loan losses has been improved with the use of a migration to loss analysis and more frequent update of the Bank’s historical loss rates. The loan review process has also been enhanced to ensure all problem and impaired loans will be identified and properly classified. Also, loan concentrations are regularly monitored for the purpose of identifying added risk. The classification system has been revised to provide that all troubled debt restructures (“TDRs”) will be classified as substandard pending receipt of satisfactory financial documentation and a sufficient period of payment and other performance to establish the borrower’s future ability to comply with the modified loan terms. An Internal Asset Review Committee of the Board of Directors has also been established to ensure the loan review process is independent of loan origination and servicing. The loan policy has been revised to include requirements to verify borrower financial performance and income and strengthened loan approval procedures. The enhancements also include the requirement to obtain audited financial statements on certain loans.

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

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the “investors” for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things, the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue.

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

On February 1, 2010, Canyon filed a complaint in Los Angeles County Superior Court against the Bank and several of its officers and directors including Paul Hudson, Kellogg Chan, Javier Leon, Odell Maddox, Rick McGill, Daniel Medina, and Virgil Roberts, and certain non-Bank related defendants, for declaratory relief, breach of contract, interference with economic relations, negligence, intentional concealment, conspiracy, breach of fiduciary duty, and equitable subordination (Canyon Acquisitions, LLC v. Broadway Federal Bank Case No. BC 431035). The complaint arises out of the same transaction that is the subject of the Holliday lawsuit discussed above. The Bank notified the court of this fact, which deemed the cases related. In the complaint, Canyon seeks general damages of not less than $10.0 million and punitive damages in an unspecified amount. Service of the Canyon Complaint was effective as of March 16, 2010. The Bank has filed a demurrer to and motion to strike the complaint, the hearings on which were set for June 18, 2010. However, on June 18, 2010, Canyon filed a first amended complaint alleging similar causes of action and the scheduled hearing was not held. On June 23, 2010, Canyon filed a motion to (1) consolidate the Canyon and Holliday lawsuits and (2) treat the Canyon lawsuit as a cross-complaint in the Holliday lawsuit. The hearing on Canyon’s motion is set for July 16, 2010.

However, on July 16, 2010, pursuant to the Stipulation between the parties, which was approved by the Court, the two cases (Holliday and Canyon) were consolidated, the Canyon Complaint is treated as a cross-complaint in the Holliday lawsuit, the trial was postponed from October 5, 2010 to May 10, 2011, and the following individuals were dismissed from the litigation with prejudice: All of the Broadway officers and directors who had been named as individual defendants in the Holliday and Canyon matters, Brent Borland, Daniel Holliday, III (as an individual only), and the Estate of Wayne Standback.

Broadway’s response to the Cross-Complaint must be filed and served no later than August 23, 2010.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of June 30, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

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

Date: August 16, 2010	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer