Form 10-Q
period 2010-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2010-11-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,965 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of November 5, 2010.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
	(Dollars in thousands, except per share amounts)
Assets
Cash	$4,622	$7,440
Federal funds sold	17,535	—

Cash and cash equivalents	22,157	7,440
Securities available for sale, at fair value	11,370	14,961
Securities held to maturity (fair value of $14,142 at September 30, 2010 and $16,838 at December 31, 2009)	13,511	16,285
Loans receivable held-for-sale, net	16,937	20,940
Loans receivable, net of allowance of $18,482 and $20,460	416,951	432,640
Accrued interest receivable	2,511	2,419
Federal Home Loan Bank (FHLB) stock, at cost	4,199	4,305
Office properties and equipment, net	5,158	5,363
Real estate owned (REO)	3,530	2,072
Bank owned life insurance	2,500	2,418
Deferred tax assets	5,063	4,986
Other assets	4,997	7,217

Total assets	$508,884	$521,046

Liabilities and stockholders’ equity
Deposits	$370,853	$385,488
Federal Home Loan Bank advances	88,000	91,600
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	—
Advance payments by borrowers for taxes and insurance	751	372
Other liabilities	5,496	6,071

Total liabilities	476,100	489,531

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at September 30, 2010 and December 31, 2009; liquidation preference of $9,056 at September 30, 2010 and December 31, 2009	8,963	8,963
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at September 30, 2010 and December 31, 2009; liquidation preference of $6,038 at September 30, 2010 and December 31, 2009	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2010 and December 31, 2009; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at September 30, 2010 and December 31, 2009	2	2
Preferred stock discount	(1,475)	(1,756)
Common stock, $.01 par value, authorized 8,000,000 shares; issued 2,013,942 shares at September 30, 2010 and December 31, 2009; outstanding 1,743,965 shares at September 30, 2010 and 1,743,365 shares at December 31, 2009	20	20
Additional paid-in capital	14,374	14,273
Retained earnings-substantially restricted	8,120	7,322
Accumulated other comprehensive income, net of taxes of $172 and $118 at September 30, 2010 and December 31, 2009	257	176
Treasury stock-at cost, 269,977 shares at September 30, 2010 and 270,577 shares at December 31, 2009	(3,451)	(3,459)

Total stockholders’ equity	32,784	31,515

Total liabilities and stockholders’ equity	$508,884	$521,046

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$7,179	$7,321	$22,021	$20,258
Interest on mortgage-backed securities	215	286	729	846
Interest on investment securities	13	13	38	38
Other interest income	16	31	41	97

Total interest income	7,423	7,651	22,829	21,239

Interest on deposits	1,492	1,771	4,563	5,309
Interest on borrowings	865	748	2,511	2,245

Total interest expense	2,357	2,519	7,074	7,554

Net interest income before provision for loan losses	5,066	5,132	15,755	13,685
Provision for loan losses	1,740	1,831	2,623	3,936

Net interest income after provision for loan losses	3,326	3,301	13,132	9,749

Non-interest income:
Service charges	339	278	905	953
Net gains on mortgage banking activities	—	(11)	—	6
Net gains (losses) on sale of loans	—	—	(136)	—
Net gains (losses) on sale of REO	(53)	—	(88)	—
Other	789	34	963	105

Total non-interest income	1,075	301	1,644	1,064

Non-interest expense:
Compensation and benefits	1,696	1,538	5,423	4,532
Occupancy expense, net	359	328	1,069	1,056
Information services	198	212	602	621
Professional services	214	222	810	572
Provision for losses on loans held-for-sale	556	267	1,103	617
Provision for losses on REO	669	—	780	—
FDIC insurance	233	150	695	642
Office services and supplies	147	142	424	435
Other	516	224	1,059	743

Total non-interest expense	4,588	3,083	11,965	9,218

Earnings (loss) before income taxes	(187)	519	2,811	1,595
Income taxes	(31)	186	1,133	566

Net earnings (loss)	$(156)	$333	$1,678	$1,029

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(122)	$178	$135	$276
Income tax effect	49	(71)	(54)	(110)

Other comprehensive income (loss), net of tax	(73)	107	81	166

Comprehensive earnings (loss)	$(229)	$440	$1,759	$1,195

Net earnings (loss)	$(156)	$333	$1,678	$1,029
Dividends and discount accretion on preferred stock	(282)	(164)	(863)	(515)

Earnings (loss) available to common shareholders	$(438)	$169	$815	$514

Earnings (loss) per common share-basic	$(0.25)	$0.10	$0.47	$0.29

Earnings (loss) per common share-diluted	$(0.25)	$0.10	$0.47	$0.29

Dividends declared per share-common stock	$—	$0.05	$0.01	$0.15

See accompanying notes to unaudited consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,678	$1,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,623	3,936
Provision for losses on loans receivable held-for-sale	1,103	617
Provision for losses on REO	780	—
Depreciation	320	329
Net amortization of premiums and discounts on loans purchased	(1)	(8)
Net amortization of deferred loan origination (fees) costs	7	9
Net amortization of premiums on mortgage-backed securities	148	39
Stock-based compensation expense	103	82
Net gains on mortgage banking activities	—	(6)
Earnings on bank owned life insurance	(82)	(70)
Net losses on sale of REO	88	—
Net change in:
Loans receivable held-for-sale, net	3,977	2,874
Accrued interest receivable	(92)	(415)
Deferred tax assets	(131)	(1,892)
Other assets	2,220	(405)
Other liabilities	(320)	827

Net cash provided by operating activities	12,421	6,976

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	3,586	692
Purchases	—	(11,910)
Held-to-maturity securities:
Maturities, prepayments and calls	2,766	5,416
Net change in loans receivable	7,234	(111,184)
Proceeds from sale of REO	2,455	—
Investment in affordable housing limited partnership	(359)	—
Purchase of Federal Home Loan Bank stock	(231)	(38)
Proceeds from redemption of Federal Home Loan Bank stock	337	—
Additions to office properties and equipment	(115)	(241)

Net cash provided by (used in) investing activities	15,673	(117,265)

Cash flows from financing activities:
Net change in deposits	(14,635)	105,871
Proceeds from Federal Home Loan Bank advances	—	7,300
Repayments on Federal Home Loan Bank advances	(3,600)	(2,500)
Net increase in other borrowings	5,000	—
Cash dividends paid	(527)	(682)
Reissuance of treasury stock	6	6
Net change in advance payments by borrowers for taxes and insurance	379	412

Net cash provided by (used in) financing activities	(13,377)	110,407

Net change in cash and cash equivalents	14,717	88
Cash and cash equivalents at beginning of period	7,440	7,476

Cash and cash equivalents at end of period	$22,157	$7,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,145	$7,611

Cash paid for income taxes	$—	$2,065

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$4,404	$1,056

Transfers of loans receivable held-for-sale to REO	$344	$—

Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale	$1,422	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its annual report on Form 10-K for the year ended December 31, 2009 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following table shows how we computed basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$(156)	$333	$1,678	$1,029
Less: Preferred stock dividends and accretion	(282)	(164)	(863)	(515)

Earnings (loss) available to common shareholders	$(438)	$169	$815	$514

Weighted average common shares outstanding	1,743,965	1,743,365	1,743,649	1,743,046

Basic earnings (loss) per common share	$(0.25)	$0.10	$0.47	$0.29

Diluted
Net earnings (loss)	$(156)	$333	$1,678	$1,029
Less: Preferred stock dividends and accretion	(282)	(164)	(863)	(515)

Earnings (loss) available to common shareholders	$(438)	$169	$815	$514

Weighted average common shares outstanding	1,743,965	1,743,365	1,743,649	1,743,046
Add: dilutive effects of assumed exercises of stock options	600	2,578	1,319	2,710

Average shares and dilutive potential common shares	1,744,565	1,746,283	1,744,967	1,745,630

Diluted earnings (loss) per common share	$(0.25)	$0.10	$0.47	$0.29

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

Stock options for 237,547 and 223,547 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2010 and stock options and warrants for 401,500 and 377,688 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2009 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010:
Available-for-sale
Residential mortgage-backed	$10,941	$429	$—	$11,370

Total available-for-sale	$10,941	$429	$—	$11,370

Held-to-maturity
Residential mortgage-backed	$12,511	$517	$—	$13,028
U.S. Government and federal agency	1,000	114	—	1,114

Total held-to-maturity	$13,511	$631	$—	$14,142

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Available-for-sale
Residential mortgage-backed	$14,667	$294	$—	$14,961

Total available-for-sale	$14,667	$294	$—	$14,961

Held-to-maturity
Residential mortgage-backed	$15,285	$460	$—	$15,745
U.S. Government and federal agency	1,000	93	—	1,093

Total held-to-maturity	$16,285	$553	$—	$16,838

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at September 30, 2010. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,114
Five to ten years	—	—	—	—
Beyond ten years	—	—	—	—
Residential mortgage-backed	10,941	11,370	12,511	13,028

Total	$10,941	$11,370	$13,511	$14,142

At September 30, 2010 and December 31, 2009, securities pledged to secure public deposits and Federal Home Loan Bank (‘FHLB”) advances had a carrying amount of $13.5 million and $16.3 million, respectively. At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three and nine months ended September 30, 2010 and 2009.

There were no securities with unrealized losses at September 30, 2010 and December 31, 2009. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, net

Loans receivable held-for-sale, net, consisted of multi-family and commercial real estate loans originated for sale. Non-performing loans receivable held-for-sale, included in loans receivable held-for-sale, net, totaled $4.9 million, net of charge-offs of $275 thousand and a $824 thousand valuation allowance, as of September 30, 2010 and totaled $5.7 million, net of a $994 thousand valuation allowance, at December 31, 2009. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $344 thousand, net of charge-off of $486 thousand, was transferred to REO during the third quarter of 2010.

We recorded lower of cost or market write-downs on non-performing loans receivable held-for-sale totaling $817 thousand for the nine months ended September 30, 2010, compared to $617 thousand for the same period in 2009. Additionally, during 2010, we established a valuation allowance of $286 thousand on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

NOTE (6) – Allowance for Loan Losses and Impaired Loans

Activity in the allowance for loan losses was as follows:

	For the nine months ended September 30,
	2010	2009
	(In thousands)
Beginning balance	$20,460	$3,559
Provision for loan losses	2,623	3,936
Recoveries	3	—
Loans charged off	(4,604)	(426)

Ending balance	$18,482	$7,069

Individually impaired loans were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$14,656	$12,554
Impaired loans with no allocated allowance for loan losses after charge-off	5,935	4,946
Impaired loans with allocated allowance for loan losses based on fair value of collateral	14,813	16,956
Impaired loans with allocated allowance for loan losses based on present value of cash flows as a troubled debt restructure (“TDR”)	15,409	15,186

Total	$50,813	$49,642

Allowance for loan losses allocated to impaired loans based on fair value of collateral	$3,018	$4,831
Allowance for loan losses allocated to impaired loans based on present value of cash flows as a TDR	433	543

Allowance for loan losses allocated to impaired loans	$3,451	$5,374

Non-accrual loans were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Loans receivable held-for-sale	$5,722	$4,013
Loans receivable, net	30,004	30,908

Total non-accrual loans	$35,726	$34,921

Non-accrual loans consist of delinquent loans that are 90 days or more past due and TDRs that do not qualify for accrual status. There were no loans 90 days or more past due and still accruing at September 30, 2010.

At September 30, 2010, loans classified as a TDR totaled $33.9 million, of which $11.7 million were included in nonaccrual loans and $22.2 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2009, loans classified as a TDR totaled $32.5 million, of which $11.0 million were included in nonaccrual loans and $21.5 million were on accrual status as the loans had complied with the terms of their restructured agreements for a satisfactory period of time. The Company has allocated $433 thousand and $543 thousand of specific allowance allocations to TDRs as of September 30, 2010 and December 31, 2009, respectively. The net carrying value of TDRs is evaluated on at least a quarterly basis and valuation allowances are adjusted for changes in the estimated present value of the expected future cash flows discounted at the loan’s effective interest rate. As of September 30, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

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

Impaired loans, other than TDRs, are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$11,370	$—	$11,370	$—

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$14,961	$—	$14,961	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net	$4,898	$—	$—	$4,898
Impaired loans carried at fair value of collateral	17,730	—	—	17,730
Real estate owned	3,530	—	—	3,530
Mortgage servicing rights	433	—	—	433

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net	$5,700	$—	$—	$5,700
Impaired loans carried at fair value of collateral	17,071	—	—	17,071
Mortgage servicing rights	450	—	—	450

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

The following table provides information regarding our assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009, and the losses recognized on these assets for the three and nine months ended September 30, 2010 and for the year ended December 31, 2009.

	Principal Amount at September 30, 2010	Valuation Allowance at September 30, 2010	Losses for the three months ended September 30, 2010	Losses for the nine months ended September 30, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,722	$824	$140	$195
Impaired loans carried at fair value of collateral (2)	20,748	3,018	1,471	2,556
Real estate owned (3)	4,096	566	669	780
Mortgage servicing rights (4)	433	—	14	17

Total	$30,999	$4,408	$2,294	$3,548

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.9 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO which is a component of other non-interest income.
(4)	Losses are charged to other non-interest income.

	Principal Amount at December 31, 2009	Valuation Allowance at December 31, 2009	Losses for the year ended December 31, 2009
Non-performing loans receivable held-for-sale, net (1)	$6,694	$994	$734
Impaired loans carried at fair value of collateral (2)	21,902	4,831	5,924
Mortgage servicing rights (3)	450	—	13

Total	$29,046	$5,825	$6,671

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $4.9 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged to other non-interest income.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$22,157	$22,157	$7,440	$7,440
Securities available-for-sale	11,370	11,370	14,961	14,961
Securities held-to-maturity	13,511	14,142	16,285	16,838
Loans receivable held-for-sale, net	16,937	16,937	20,940	20,940
Loans receivable, net	416,951	419,181	432,640	434,770
Federal Home Loan Bank stock	4,199	N/A	4,305	N/A
Accrued interest receivable	2,511	2,511	2,419	2,419

Financial Liabilities:
Deposits	$(370,853)	$(372,704)	$(385,488)	$(382,435)
Federal Home Loan Bank advances	(88,000)	(94,546)	(91,600)	(94,491)
Junior subordinated debentures	(6,000)	(4,516)	(6,000)	(5,237)
Other borrowings	(5,000)	(4,938)	—	—
Advance payments by borrowers for taxes and insurance	(751)	(751)	(372)	(372)
Accrued interest payable	(423)	(423)	(494)	(494)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

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

NOTE (8) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which authorizes up to a maximum of 351,718 shares plus certain shares covered under the Company’s 1996 Long-Term Incentive Plan and 1996 Stock Option Plan, which have expired. At September 30, 2010, 199,843 shares remain available for issuance pursuant to future grants. The granting of awards to key employees and directors is typically in the form of options to purchase capital stock.

During the first nine months of 2010, the Company granted 8,750 stock options, with an exercise price of $6.00 per share. These options vest immediately and expire in ten years. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $34 thousand or $3.86 per share. The Company expensed this amount during the period granted. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 102.91%, a risk free interest rate of 3.68%, an expected option term of ten years, and a 3.33% dividend yield.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

The Company recorded $62 thousand of stock-based compensation expense, net of tax, during the first nine months of 2010 compared to $49 thousand for the first nine months of 2009.

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

As of September 30, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

NOTE (10) – Regulatory Matters

The Company and the Bank have consented to the issuance to them of cease and desist orders by the Office of Thrift Supervision (“OTS”) effective September 09, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2010

Actual and normally required capital amounts and ratios at September 30, 2010 and December 31, 2009, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2010:
Tangible Capital to adjusted total assets	$42,432	8.35%	$7,637	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,432	8.35%	$20,367	4.00%	$25,458	5.00%	$40,733	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,432	11.32%	N/A	N/A	$22,488	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,244	12.60%	$29,984	8.00%	$37,481	10.00%	$44,977	12.00%

December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

During the nine months ended September 30, 2010, total assets decreased by $12.2 million, or 2%, primarily due to a $15.7 million decrease in loans receivable, as a result of the growth restrictions imposed by our primary regulator, the OTS. Our deposits decreased $14.6 million, or 4%, while FHLB advances decreased $3.6 million, or 4%.

Our net loss for the quarter ended September 30, 2010 was $156 thousand, or ($0.25) per diluted share, compared to net earnings of $333 thousand, or $0.10 per diluted share, for the same period a year ago, representing a decrease in net earnings of $489 thousand. The annualized return on average assets was (0.12)% for the third quarter of 2010, compared to 0.26% for the third quarter of 2009. The annualized return on average equity was (1.87)% for the third quarter of 2010, compared to 4.01% for the same period in 2009. The efficiency ratio was 54.76% for the third quarter of 2010, compared to 51.83% for the same period in 2009.

In March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS, which has imposed limitations on various aspects of our operations, including among others, limitations on our growth and ability to pay dividends and on our ability to use brokered deposits to fund our operations. The Company and the Bank have consented to the issuance to them of cease and desist orders by the Office of Thrift Supervision (“OTS”) effective September 09, 2010 and requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations. Further discussion of these subjects and other important aspects of our operations and financial condition are contained in Note (10) to the Unaudited Consolidated Financial Statements included in Item 1 of this report and in Part I, Item 1 “Business – Regulation” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Net Earnings

Net loss for the third quarter of 2010 were $156 thousand, or ($0.25) per diluted common share, down $489 thousand when compared with net earnings of $333 thousand, or $0.10 per diluted common share, for the third quarter of 2009. Higher non-interest expense partially offset by higher non-interest income resulted in a net loss for the third quarter of 2010.

For the nine months ended September 30, 2010, net earnings totaled $1.7 million, or $0.47 per diluted common share, up $649 thousand when compared with net earnings of $1.0 million, or $0.29 per diluted common share, for the same period in 2009.

Net Interest Income

For the quarter ended September 30, 2010, net interest income before provision for loan losses was $5.1 million, which represented a decrease of $66 thousand, or 1%, from the third quarter of 2009. The decrease was primarily attributable to a 29 basis point decline in our net interest margin, from 4.17% during the third quarter of 2009 to 3.88% during the third quarter of 2010.

The annualized yield on our average interest-earning assets decreased 52 basis points to 5.69% for the third quarter of 2010 from the annualized yield of 6.21% for the same period a year ago. The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment and a higher average balance invested in lower yielding federal funds sold. Continued higher levels of non-performing assets also contributed to the decline in the yield on our interest-earning assets.

The annualized cost of our average interest-bearing liabilities decreased 20 basis points to 1.93% for the third quarter of 2010 from the annualized cost of 2.13% for the same period a year ago. The decrease primarily reflected a 27 basis point decrease in the annualized cost of deposits and a 33 basis points decrease in the annualized cost of borrowings. The decline in deposit and borrowing costs is due to the continued low level of market interest rates during the period.

For the nine months ended September 30, 2010, net interest income before provision for loan losses totaled $15.8 million, up $2.1 million, or 15%, from the net interest income before provision for loan losses for the same period a year ago. This was primarily as a result of a $77.1 million increase in average interest-earning assets which was partially offset by the impact of a 7 basis point decrease in net interest margin.

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

During the quarter ended September 30, 2010, the provision for loan losses totaled $1.7 million compared to $1.8 million for the same period a year ago. The amount of provision recorded in the third quarter of 2010 reflects the increase in specific valuation allowances that we recorded for loans that became impaired during the quarter and the increase in the general valuation allowance, resulting from higher levels of delinquencies and non-performing loans as well as $568 thousand of additional loan loss provisions required by the OTS.

Net loan charge-offs during the third quarter of 2010 were $1.7 million, or 1.50% of average loans on an annualized basis, compared to $426 thousand, or 0.38% during the third quarter of 2009, and $2.0 million, or 1.67% of average loans, during second quarter 2010. One-to-four family and commercial real estate loans represented 67% and 32%, respectively, of charge-offs during the third quarter of 2010. Of the $1.7 million of loan charge-offs during the third quarter of 2010, $896 thousand were specifically reserved for at year-end 2009 and $826 thousand were specifically reserved for in 2010.

For the nine months ended September 30, 2010, the provision for loan losses totaled $2.6 million compared to $3.9 million of provisions for the same period a year-ago. The decrease in loan loss provision was primarily due to lower impairment charges resulting from fewer additions to our impaired loans and a reduction in our gross loan portfolio this year.

Non-interest Income

Non-interest income for the quarter ended September 30, 2010 totaled $1.1 million compared to $301 thousand for the third quarter of 2009. The increase from the third quarter of 2009 was primarily due to a $750 thousand financial assistance award received in the third quarter of 2010 from Community Development Financial Institutions Fund (“CDFI”).

For the nine months ended September 30, 2010, non-interest income totaled $1.6 million compared to $1.1 million for the same period a year ago. The increase was primarily due to $750 thousand of financial assistance award and $105 thousand of grant from CDFI, which were included with other non-interest income on the income statement. These increases were partially offset by $136 thousand of net losses on sale of loans and $88 thousand of net losses on sale of REO.

Non-interest Expense

Non-interest expense for the quarter ended September 30, 2010 totaled $4.6 million compared to $3.1 million for the third quarter of 2009. The increase was mostly due to higher provision for losses on loans held for sale and REO. Also contributing to higher non-interest expense in the 2010 third quarter were higher compensation and benefits expense, higher premiums for FDIC insurance and higher appraisal expenses related to delinquent loans and REO.

For the nine months ended September 30, 2010, non-interest expense totaled $12.0 million compared to $9.2 million for the same period a year ago. The increase primarily reflects higher provision for losses on loans held for sale and REO, higher compensation and benefits expense, higher expense for professional services, primarily audit and tax, and higher appraisal expenses related to delinquent loans and REO.

Income Taxes

The Company’s effective income tax rates were 16.58% and 40.31% for the three and nine months ended September 30, 2010 compared to 35.84% and 35.49% for the three and nine months ended September 30, 2009. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets. The Company’s decrease in its effective income tax rate for the three months ended September 30, 2010, versus the three months ended September 30, 2009, includes the impact of the projected increase in the valuation allowance for certain state deferred tax assets on the pretax loss for the quarter. The Company’s increase in its effective income tax rate for the nine months ended September 30. 2010 also includes the impact of the projected increase in the valuation allowance for certain state deferred tax assets on the year-to-date pretax income.

Financial Condition

Total Assets

Total assets were $508.9 million at September 30, 2010, which represented a decrease of $12.2 million from December 31, 2009. During the first nine months of 2010, cash and cash equivalents increased by $14.7 million, net loans (including loans held for sale) decreased by $19.7 million, securities decreased by $6.4 million, REO increased by $1.5 million and other assets decreased by $2.2 million.

Loan Portfolio

Our gross loan portfolio decreased to $435.4 million at September 30, 2010 from $453.1 million at December 31, 2009. The $17.7 million decrease in our loan portfolio primarily consisted of a $12.3 million decrease in our commercial real estate loan portfolio, a $5.0 million decrease in commercial loans and a $5.8 million decrease in our one-to-four family residential real estate loan portfolio, which decreases were partially offset by a $5.8 million increase in our multi-family residential real estate loan portfolio.

Loan originations, including purchases, for the nine months ended September 30, 2010 totaled $17.1 million compared to $138.1 million for the comparable period in 2009. Loan repayments, including loan sales, totaled $29.3 million for the nine months ended September 30, 2010, compared to $30.6 million for the comparable period in 2009. Loans transferred to REO during the first nine months of 2010 totaled $4.7 million, compared to $1.5 million during the first nine months of 2009.

Deposits

Deposits totaled $370.9 million at September 30, 2010 compared to $385.5 million at December 31, 2009. During the first nine months of 2010, our core deposits (NOW, demand, money market and passbook accounts) decreased $7.2 million and represented 30% of total deposits at September 30, 2010 and December 31, 2009. Our certificates of deposit (“CDs”) decreased $7.5 million during 2010 and represented 70% of total deposits at September 30, 2010 and December 31, 2009. The $7.5 million decrease in our CDs included a $65.1 million reduction in our brokered deposits, which was partially offset by a $57.6 million increase in our regular CDs. Brokered deposits represented 10% of total deposits at September 30, 2010 compared to 26% at December 31, 2009.

Borrowings

Since the end of 2009, FHLB borrowings have decreased by $3.6 million, or 4%, to $88.0 million at September 30, 2010 from $91.6 million at December 31, 2009, as our assets decreased in 2010. In February 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank (see Liquidity and Capital Resources).

Allowance for Loan Losses

At September 30, 2010 our allowance for loan losses was $18.5 million, or 4.24% of our gross loans, compared to $20.5 million, or 4.52% of our gross loans, at year-end 2009. The ratio of the allowance for loan losses to non-performing loans was 61.60% at September 30, 2010, compared to 66.20% at year-end 2009. The $2.0 million decrease in the allowance for loan losses from December 31, 2009 to September 30, 2010 was due to net loan charge-offs of $4.6 million partially offset by $2.6 million of provisions for loan losses for the first nine months of 2010. Of the $4.6 million loan charge-offs during the first nine months of 2010, $3.1 million were specifically reserved for at year-end 2009 and $1.5 million were specifically reserved for in 2010.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2010, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OTS and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Performing Assets

At September 30, 2010, non-performing assets were $39.3 million, or 7.71% of total assets, compared to $37.0 million, or 7.10% of total assets, at December 31, 2009. Total non-performing assets at September 30, 2010 were comprised of $35.7 million in non-accrual loans and $3.5 million in REO. During 2010, non-accrual loans increased by $805 thousand from the balance at the end of 2009. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings that do not qualify for accrual status. The non-accrual loans included $22.4 million of commercial real estate loans, $4.9 million of one-to-four family residential real estate loans, $2.3 million of multi-family residential real estate loans, $3.8 million of commercial loans and $2.3 million of secured consumer loans. During 2010, REO increased by $1.5 million from the end of 2009. At September 30, 2010 the Bank’s REO consisted of three one-to-four family residential properties, three multi-family residential properties and four commercial real estate properties, three of which are church buildings. We are continuing to monitor our portfolio closely and working with borrowers to maximize the value of our assets. In addition, we are pursuing selective sales of classified assets and REO.

Performance Ratios

The annualized return on average equity for the third quarter of 2010 was (1.87)%, compared to 4.01% for the third quarter of 2009. The annualized return on average assets for the third quarter of 2010 was (0.12)%, compared to 0.26% for the third quarter of 2009. The decrease in our annualized returns on average equity and average assets between the third quarters was primarily due to higher non-interest expense in the third quarter of 2010 as a result of higher provision for losses on loans held for sale and REO.

The efficiency ratio for the third quarter of 2010 was 54.76%, compared to 51.83% for the third quarter of 2009. The deterioration in our efficiency ratio in the third quarter of 2010 was primarily due to higher non-interest expenses excluding provision for losses on loans held for sale and REO.

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

Sources of liquidity and capital for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities, such as the senior preferred stock issued in 2008 and 2009 to the United States Department of the Treasury, preferred stock issued to others in 2002 and in 2006, the junior subordinated debentures issued in 2004, the sale to Cathay General Bancorp of 70,000 shares of common stock in 2004 and 145,000 shares of common stock in 2006 and other borrowings. Dividends and other capital distributions from the Bank are subject to general regulatory restrictions. In addition, as discussed in our Annual Report on Form 10-K, the OTS has placed limitations on the Company and pursuant to which, among other limitations, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010 but the lender has indicated that it will forbear from requiring repayment of the loan for another six months. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this loan or to obtain a dividend from the Bank for such purpose.

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

The Bank was in compliance with all capital requirements in effect at September 30, 2010, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they have consented to the issuance to them of cease and desist orders by the OTS effective September 09, 2010. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

Actual and normally required capital amounts and ratios at September 30, 2010 and December 31, 2009, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2010:
Tangible Capital to adjusted total assets	$42,432	8.35%	$7,637	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,432	8.35%	$20,367	4.00%	$25,458	5.00%	$40,733	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,432	11.32%	N/A	N/A	$22,488	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,244	12.60%	$29,984	8.00%	$37,481	10.00%	$44,977	12.00%

December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, and taking into account the additional loan loss provisions required by the OTS described in “Management’s Discussion and Analysis” herein, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010. The Company’s loan review process did not ensure that all problem and impaired loans were properly classified and valued. Management is continuing to implement its previously reported enhancements to the loan review process with the objective of ensuring that all problem and impaired loans will be properly identified, classified, and valued. There were no other significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to September 30, 2010.

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

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint, which motion was granted on November 20, 2009. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. Broadway filed a demurrer to and motion to strike the third amended complaint, the hearing on which took place on May 14, 2010. The demurrer was sustained with ten days' leave to amend. The fourth amended complaint, which was served on May 24, 2010, contains the same causes of action as the third amended complaint. Mr. Standback, however, is no longer a defendant. Hudson demurred to the fourth amended complaint and the Bank filed an answer.

Holliday and the Bank participated in mediation before a retired Superior Court judge on December 10, 2009 during which the parties attempted to resolve all of the disputes set forth in the pleadings and in counsel’s letter dated October 9, 2009. However, the parties were not successful in reaching a settlement.

On January 21, 2010, the court set a trial date in the Holliday matter for October 5, 2010, which as detailed below has been continued. .

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

On August 31, 2010, the Bank filed a demurrer to Canyon’s cross-complaint, the hearing on which is set for December 8, 2010.

With respect to the foregoing matters, the Bank’s attorneys have not concluded that the likelihood of an unfavorable outcome is either “probable” or “remote”, and express no opinion as to the likely outcome of such matters. Management has vigorously defended against the lawsuit and prosecuted the cross-complaint.

As of September 30, 2010, a $600 thousand specific allocation of the allowance for loan losses has been established for the related $2.2 million loan and the loan is on nonaccrual status. If the Bank is unsuccessful in defending against the lawsuit, the loan and the non-accrued interest receivable balances may not be fully collectible and a loss may be incurred that could be material to the Company’s consolidated financial statements.

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

Date: November 15, 2010	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer