Form 10-K
period 2010-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2011-04-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,684,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 31, 2011, 1,743,965 shares of the Registrant’s common stock were outstanding.

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

The Bank is currently regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation” for further descriptions of the existing regulatory system and of pending changes to that system.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and one to four-family properties. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer and other loans. At December 31, 2010, our net loan portfolio totaled $382.6 million, or 79% of total assets.

We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio. We retain these loans in order to increase the percentage of our loans that have more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2010, approximately 96% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2010, we had 38 loans totaling $29.4 million held for sale.

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

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
One to four-units	$82,764	20.56%	$90,747	20.03%	$68,478	20.25%	$35,313	11.59%	$25,233	10.08%
Five or more units	128,534	31.92%	146,291	32.28%	87,679	25.93%	113,395	37.21%	131,305	52.42%
Commercial real estate	72,770	18.08%	82,276	18.16%	66,861	19.77%	59,797	19.62%	60,401	24.11%
Church	97,634	24.25%	101,007	22.29%	84,041	24.85%	70,793	23.23%	17,671	7.06%
Construction	5,421	1.35%	5,547	1.22%	5,505	1.63%	2,033	0.67%	2,090	0.83%
Commercial	12,178	3.02%	23,166	5.11%	22,357	6.61%	22,630	7.43%	12,247	4.89%
Consumer	3,288	0.82%	4,110	0.91%	3,246	0.96%	784	0.25%	1,530	0.61%

Gross loans	402,589	100.00%	453,144	100.00%	338,167	100.00%	304,745	100.00%	250,477	100.00%

Plus: Premiums on loans purchased	-		-		2		4		12
Less:
Loans in process	371		822		1,499		2,356		872
Deferred loan fees (costs), net	(889)		(817)		(213)		258		162
Unamortized discounts	33		39		51		60		68
Allowance for loan losses	20,458		20,460		3,559		2,051		1,730

Total loans held for investment	$382,616		$432,640		$333,273		$300,024		$247,657

Loans held for sale	$29,411		$20,940		$24,576		$3,554		$-

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family and commercial real estate loans, including loans secured by church properties. These loans are secured primarily by multi-family dwellings or by properties used for business or religious purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area and church buildings located in various communities throughout the United States. We suspended our lending to churches in 2010 as further described below.

Our multi-family loans amounted to $128.5 million and $146.3 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, multi-family loans represented 32% of our gross loan portfolio. All of the multi-family residential mortgage loans outstanding at December 31, 2010 were ARMs. The vast majority of our multi-family loans amortize over and mature in 30 years. As of December 31, 2010, our single largest multi-family credit had an outstanding balance of $3.2 million, was current and was secured by a 38-unit apartment complex in Montebello, California. At December 31, 2010, the average balance of loans in our multi-family portfolio was approximately $370 thousand. Our ten largest multi-family loans at December 31, 2010, aggregated $18.0 million.

Our commercial real estate loans amounted to $170.4 million and $183.3 million at December 31, 2010 and 2009, respectively. At December 31, 2010, commercial real estate lending represented 42% of our gross loan portfolio, compared to 40% at December 31, 2009. Of the commercial real estate loans outstanding at

December 31, 2010, 4% were fixed rate loans and 96% were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 15 years. As of December 31, 2010, our single largest commercial real estate credit had an outstanding principal balance of $3.8 million, was current and was secured by a church building located in Los Angeles, California. At December 31, 2010, the average balance of loans in our commercial real estate portfolio was approximately $598 thousand. Our ten largest commercial real estate loans at December 31, 2010, aggregated $29.5 million.

The interest rates on multi-family and commercial ARM loans are based on a variety of indices, including the 6-Month London InterBank Offered Rate Index (“6-Month LIBOR”), the 1-Year Constant Maturity Treasury Index (“1-Yr CMT”), the 12-Month Treasury Average Index (“12-MTA”), the 11th District Cost of Funds Index (“COFI”), and the Wall Street Journal Prime Rate (“Prime Rate”). We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

We seek to mitigate the risks associated with multi-family and commercial real estate loans described below by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by a management-approved independent appraiser and title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy, such as we are experiencing with the current economic downturn. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. Additionally, the cease and desist order issued to Broadway Federal by the OTS, described below under the caption “—Regulation”, restricts us from originating church loans. As a result, we have suspended the origination of church loans. We intend to resume church lending when economic conditions improve and regulatory limitations are removed. Church loans included in our commercial real estate portfolio totaled $97.6 million and $101.0 million at December 31, 2010 and 2009, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One to Four-Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one to four-family (“single-family”) residences, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $82.8 million and $90.7 million at December 31, 2010 and 2009, respectively. Single-family loans represented 21% of our gross loan portfolio at December 31, 2010, compared to 20% at December 31, 2009. Of the single-family residential mortgage loans outstanding at December 31, 2010, 3% were fixed rate loans and 97% were ARMs.

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

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the rates on our fixed rate mortgage loan portfolio.

Commercial Lending

We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $12.2 million and $23.2 million at December 31, 2010 and 2009, respectively. At December 31, 2010, commercial loans represented 3% of our gross loan portfolio, compared to 5% at December 31, 2009. Of the commercial loans outstanding at December 31, 2010, 8% were fixed rate loans and 92% were ARMs. As of December 31, 2010, our single largest commercial credit had a total outstanding principal balance of $3.7 million.

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

Construction Lending

At December 31, 2010 and 2009, we had $5.4 million and $5.5 million in construction loans, representing 1% of our gross loan portfolio. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

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

Consumer Lending

Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2010 and 2009, loans secured by savings accounts totaled $3.3 million and $4.0 million, respectively, representing 1% of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the deposit account, depending on the type of account, and for a term expiring upon the earlier of one year from origination or the maturity of the deposit account.

Loan Originations, Purchases and Sales

We source loan originations from our loan personnel, local mortgage brokers, advertising and referrals from customers. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. We did not purchase any loans during the year ended December 31, 2010, compared to $21.8 million of loans purchased during the year ended December 31, 2009.

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. “Conforming loans” are loans that qualify in terms of maximum loan size and other criteria for purchase by FNMA and FHLMC. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2010, we had 38 loans totaling $29.4 million held for sale. We typically retain the servicing rights associated with loans that are sold. The servicing rights are recorded and carried as assets based upon their fair values. At December 31, 2010 and 2009, we had $487 thousand and $450 thousand, respectively, in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions, that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2010 and 2009, we were servicing $46.5 million and $43.1 million, respectively, of loans for others.

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held for sale.

	2010	2009	2008
	(In thousands)
Gross loans:
Beginning balance	$475,078	$363,003	$308,299
Loans originated:
One to four-units	2,369	35,635	38,656
Five or more units	10,683	41,567	9,702
Commercial real estate	1,056	26,786	28,456
Church	395	19,847	37,038
Construction	-	381	553
Commercial	2,817	7,047	13,009
Consumer	133	1,619	3,118

Total loans originated	17,453	132,882	129,572

Loan purchased:
Five or more units	-	21,813	-
Commercial real estate	-	-	984

Total loans purchased	-	21,813	984

Less:
Principal repayments	37,463	34,928	50,112
Sales of loans	11,410	2,892	25,737
Loan charge-offs	5,372	2,728	3
Transfer of loans receivable to real estate owned	5,005	2,072	-

Ending balance (1)	$433,281	$475,078	$363,003

(1)	Includes loans held-for-sale totaling $30.7 million, $21.9 million and $24.8 million at December 31, 2010, 2009 and 2008, respectively, exclusive of a $1.3 million, $994 thousand and $260 thousand valuation allowance at December 31, 2010, 2009 and 2008, respectively.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2010 and does not reflect the effect of prepayments or scheduled principal amortization.

	One to four- units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$491	$1,186	$4,567	$1,222	$2,450	$8,900	$3,275	$22,091
After one year:
One year to five years	281	1,163	5,819	4,817	2,971	3,182	13	18,246
After five years	81,992	126,185	62,384	91,595	-	96	-	362,252

Total due after one year	82,273	127,348	68,203	96,412	2,971	3,278	13	380,498

Total	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2010 which are contractually due after December 31, 2011, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2010
	Adjustable	Fixed	Total
	(Dollars in thousands)
One to four-units	$79,967	$2,306	$82,273
Five or more units	127,348	-	127,348
Commercial real estate	64,704	3,498	68,202
Church	96,413	-	96,413
Construction	138	2,833	2,971
Commercial	2,252	1,026	3,278
Consumer	13	-	13

Total	$370,835	$9,663	$380,498

% of total	97.46%	2.54%	100.00%

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

Delinquencies

We perform a monthly review of all delinquent loans and reports are made monthly to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of nonpayment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings against all real property that secures the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the applicable grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2010				December 31, 2009				December 31, 2008
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance Of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One to four-units	3	$71	15	$6,227	8	$4,194	10	$4,756	2	$196	-	$-
Five or more units	4	1,068	4	2,250	5	2,622	4	1,644	1	450	1	200
Commercial real estate	1	1,287	14	10,321	4	2,527	6	6,061	-	-	2	541
Church	7	5,230	23	18,281	7	5,149	20	12,942	-	-	3	2,578
Construction	-	-	1	320	-	-	-	-	-	-	-	-
Commercial	-	-	2	3,768	-	-	4	7,269	1	591	2	110
Consumer	-	-	2	2,265	-	-	1	2,249	-	-	1	34

Total	15	$7,656	61	$43,432	24	$14,492	45	$34,921	4	$1,237	9	$3,463

Delinquent loans to total gross loans, including loans held for sale		1.77%		10.02%		3.05%		7.35%		0.34%		0.95%

Non-Performing Assets

Non-performing assets, consisting of nonaccrual loans (delinquent loans 90 days or more past due and troubled debt restructurings that do not qualify for accrual status) and real estate owned (“REO”), at December 31, 2010 were $46.5 million, or 9.60% of total assets, compared to $37.0 million or 7.10% of total assets, at December 31, 2009. Nonaccrual loans, the most significant component of non-performing assets, increased by $8.5 million to $43.4 million at December 31, 2010, from $34.9 million at December 31, 2009. This increase was due to the continued weakness in the housing and real estate markets and overall economy which resulted in continued elevated levels of delinquencies and non-performing loans during the year ended December 31, 2010.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
One to four-units	$6,227	$4,756	$-	$-	$-
Five or more units	2,250	1,644	200	-	-
Commercial real estate	10,321	6,061	541	-	-
Church	18,281	12,942	2,578	-	-
Construction	320	-	-	-	-
Commercial	3,768	7,269	110	-	-
Consumer	2,265	2,249	34	34	34

Total nonaccrual loans	43,432	34,921	3,463	34	34
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	3,036	2,072	-	-	-

Total non-performing assets	$46,468	$36,993	$3,463	$34	$34

Nonaccrual loans as a percentage of gross loans, including loans held for sale	10.02%	7.35%	0.95%	0.01%	0.01%
Non-performing assets as a percentage of total assets	9.60%	7.10%	0.85%	0.01%	0.01%

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments), unless the timing of collections are reasonably estimable and collection is probable. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in nonaccrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. Interest income of $1.1 million for the year ended December 31, 2010 was recognized on nonaccrual loans, whereas interest income of $2.9 million would have been recognized under their original loan terms. We had no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2010. No accruing loans were contractually past due by 90 days or more at December 31, 2010 or 2009.

From time to time, we agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in nonaccrual loans totaled $14.6 million at December 31, 2010 and $11.0 million at December 31, 2009. Excluded from nonaccrual loans are restructured loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore, been returned to accruing status. Restructured accruing loans totaled $22.5 million at December 31, 2010 and $21.5 million at December 31, 2009.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses representing decreases in the properties’ estimated fair value through provisions which are charged to income along with any additional property maintenance and protection expenses incurred as a result of owning the property. At December 31, 2010, we had $3.0 million in REO which consisted of three one to four-family residential properties, three multi-family residential properties and five commercial real estate properties, three of which were secured by church buildings. We had $2.1 million in REO at December 31, 2009.

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

The following table provides information regarding our classified assets at the dates indicated.

	December 31, 2010		December 31, 2009
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Special Mention	72	$38,333	13	$7,720
Substandard	118	94,054	68	53,985
Doubtful	1	270	2	4,000
Loss	2	16	12	4,431

Total	193	$132,673	95	$70,136

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

Impairment is measured on a loan by loan basis. If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. At December 31, 2010, impaired loans totaled $58.0 million and had an aggregate specific allowance allocation of $6.0 million.

The general component covers non impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. We believe that using the loss experience for the most recent 18 months is reflective of the current economic downturn and weakness in the real estate market. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Based on our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the continued high unemployment rate in the communities we serve and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs and feedback from OTS and FDIC examination and an independent third party review of our loan portfolio, we determined that an allowance for loan losses of $20.5 million was required at December 31, 2010, unchanged from $20.5 million at December 31, 2009.

In addition to the requirements of U.S. generally accepted accounting principles (“GAAP”) related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2010. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our allowance for loan losses, thereby affecting our financial condition and earnings.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance balance at beginning of year	$20,460	$3,559	$2,051	$1,730	$1,455
Charge-offs	(4,472)	(2,728)	(3)	-	(5)
Recoveries	5	-	139	-	-
Provision charged to earnings	4,465	19,629	1,372	321	280

Allowance balance at end of year	$20,458	$20,460	$3,559	$2,051	$1,730

Net charge-offs (recoveries) to average loans, excluding loans held for sale	0.97%	0.64%	(0.04%)	0.00%	0.00%
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	5.08%	4.52%	1.06%	0.68%	0.69%
Allowance for loan losses as a percentage of total nonaccrual loans	47.10%	58.59%	102.77%	6,032.35%	5,088.24%
Allowance for loan losses as a percentage of total non-performing assets	44.03%	55.31%	102.77%	6,032.35%	5,088.24%

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated. The allocations are for management’s analytical purposes only. The entire allowance is available for losses on any type of loan.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One to four-units	$3,619	20.56%	$4,292	20.03%	$239	20.25%	$89	11.59%	$71	10.08%
Five or more units	1,728	31.92%	1,650	32.28%	688	25.93%	612	37.21%	709	52.42%
Commercial real estate	3,257	18.08%	1,877	18.16%	745	19.77%	644	19.62%	663	24.11%
Church	8,662	24.25%	9,257	22.29%	809	24.85%	360	23.23%	87	7.06%
Construction	168	1.35%	87	1.22%	58	1.63%	54	0.67%	23	0.83%
Commercial	1,373	3.02%	2,018	5.11%	621	6.61%	245	7.43%	132	4.89%
Consumer	1,651	0.82%	1,279	0.91%	265	0.96%	47	0.25%	45	0.61%
Unallocated	-	-	-	-	134	-	-	-	-	-

Total allowance for loan losses	$20,458	100.00%	$20,460	100.00%	$3,559	100.00%	$2,051	100.00%	$1,730	100.00%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2010, our securities portfolio consisted primarily of residential mortgage-backed securities and totaled $23.2 million, or 5% of total assets.

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

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2010		2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Held-to-maturity:
Residential mortgage-backed securities	$11,737	$12,162	$15,285	$15,745	$21,792	$21,701
U.S. Government and federal agency	1,000	1,099	1,000	1,093	1,000	1,104
Available-for-sale:
Residential mortgage-backed securities	10,524	10,524	14,961	14,961	4,222	4,222

Total	$23,261	$23,785	$31,246	$31,799	$27,014	$27,027

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2010. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2010
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Held-to-maturity:
Residential mortgage-backed securities	$-	-%	$-	-%	$-	-%	$11,737	2.38%	$11,737	2.38%
U.S. Government and federal agency	-	-%	1,000	5.00%	-	-%	-	-%	1,000	5.00%
Available-for-sale:
Residential mortgage-backed securities	$-	-%	$-	-%	$4,786	3.49%	$5,738	5.09%	$10,524	4.36%

Total	$-	-%	$1,000	5.00%	$4,786	3.49%	$17,475	3.27%	$23,261	3.39%

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

In late 2008, we began to open deposit accounts through the internet for customers in the United States. We also generate term certificates through the use of brokers and internet-based network deposits. We participate in a deposit program called Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. At December 31, 2010, we had approximately $18.2 million in brokered deposits, of which $8.9 million were CDARS. This compared to $101.0 million in brokered deposits at December 31, 2009, of which $71.2 million were CDARS.

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

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2010.

	December 31, 2010
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$40,087	0.87%
Three to six months	15,450	1.40%
Six to twelve months	32,376	2.43%
Over twelve months	72,134	2.62%

Total	$160,047	2.02%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2010			2009			2008
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$27,701	7.16%	0.66%	$33,719	9.41%	1.57%	$29,035	10.98%	2.43%
Passbook deposits	37,574	9.71%	0.43%	37,763	10.54%	0.82%	39,378	14.89%	1.39%
NOW and other demand deposits	47,077	12.16%	0.22%	64,967	18.13%	1.17%	39,853	15.07%	0.76%
Certificates of deposits	274,641	70.97%	1.99%	221,863	61.92%	2.40%	156,228	59.06%	3.60%

Total	$386,993	100.00%	1.53%	$358,312	100.00%	1.93%	$264,494	100.00%	2.71%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2010, we had outstanding $87.0 million in FHLB advances and had the ability to borrow up to an additional $35.4 million based on available and pledged collateral. However, on February 18, 2011, the Company’s general borrowing limit was reduced to $100.0 million, which decreased our remaining borrowing capacity to $13.0 million as of February 18, 2011.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2010	2009	2008
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$87,897	$76,433	$89,404
Maximum amount outstanding at any month-end during the year	$88,000	$91,600	$114,000
Balance outstanding at end of year	$87,000	$91,600	$74,000
Weighted average interest rate during the year	3.33%	3.70%	3.99%
Weighted average interest rate at end of year	3.24%	3.23%	3.74%

In March 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures, in a private placement which, subject to limitations, are includable as secondary capital for certain regulatory capital measures. The debentures mature 10 years from the issue date and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.84% at December 31, 2010. The Company has not paid interest on the debentures since September 2010. As disclosed in Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the OTS Regional Director. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and to an increase by the addition of 5% on default. Borrowings under the line of credit are secured by the Company’s assets. This senior line of credit became due and payable on July 31, 2010 and has not been repaid and we are now in default under the line of credit agreement. Under the terms of the cease and desist order issued to us and the Bank by the OTS, we are not permitted to make any payments on this senior line of credit, or to obtain dividends from the Bank for that purpose or any other purpose without the prior approval of the OTS. See “Item 7 Management’s Discussion and Analysis—Liquidity” in Part II of this Report for further information.

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

Personnel

At December 31, 2010, we had 81 employees, which consisted of 71 full-time and 10 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

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

Our customer deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by applicable federal law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank’s primary regulator.

Broadway Federal is a federally chartered savings bank and a member of the FHLB System. We are further subject to the regulations of the Board of Governors of the Federal Reserve System (“FRB”) concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

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

Cease and Desist Orders

In March 2010, based on information obtained during a regulatory examination of the Bank, the Company and Bank were determined to be “in troubled condition” and agreed to the issuance of cease and desist orders to them by the OTS effective September 09, 2010. We refer to these orders collectively as the “C&D.” The C&D imposes limitations on the Company and the Bank, including the following, among others:

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

Consistent with the C&D, we have taken actions to address the concerns expressed by the OTS, including the following:

•

Improved our regulatory capital so the our capital now exceeds the required Core Capital ratio of 8.00% and Total Risk Based Capital ratio of 12.00%; the Bank’s Core Capital ratio was 8.82% and its Total Risk Based Capital ratio was 13.05% at December 31, 2010, compared to 6.69% and 10.19%, respectively, at December 31, 2009;

•

Increased liquidity by $10.1 million, from $22.4 million at December 31, 2009 to $32.5 million at December 31, 2010, and increased liquid assets to 179% of brokered deposits at December 31, 2010 from 22% at December 31, 2009;

•	Substantially reduced brokered deposits, by $82.8 million, to $18.2 million at year end;

•

Completed a comprehensive external review of our loan portfolio—Over 76% of the dollar amount of the gross loan portfolio was reviewed by an independent loan review firm in the fourth quarter, including 100% of our church loan portfolio;

•

Substantially revised the Bank’s loan underwriting and internal asset review procedures and other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board;

•

Developed and are pursuing a capital plan for increasing our common equity base, as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, or a date within six months thereafter selected by the Secretary of the Treasury, the OTS will be eliminated and the Office of the Comptroller of the Currency (“OCC”), will become the regulator of all federal savings associations, such as Broadway Federal. The FRB will acquire the OTS’s regulatory authority over all savings and loan holding companies, such as Broadway Financial Corporation. As a result, we will become subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS as is currently the case.

The Dodd-Frank Act also provides for the creation of the Bureau of Consumer Financial Protection (“CFPB”). The CFPB will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for depository institution holding companies in addition to those for insured depository institutions. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, in July 2015 we will become subject for the first time to consolidated capital requirements of the types to which bank holding companies have been subject.

The Dodd-Frank Act also includes provision that will change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital and make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

The Dodd-Frank Act also includes other provisions, subject to further rulemaking by the federal bank regulatory agencies that may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

The Bank must meet regulatory capital standards to be deemed in compliance with the OTS capital requirements: (1) tangible capital must equal at least 1.5% of total adjusted assets; (2) “core capital” must generally equal at least 4.0% of total adjusted assets (this ratio is referred to as the “leverage ratio”); and (3) risk-based capital must equal at least 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions to the extent it considers necessary.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OTS capital regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2010 and 2009, the general valuation allowance included in our supplementary capital was $4.7 million and $5.0 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

At December 31, 2010, Broadway Federal exceeded each of these capital requirements as shown in the following table:

	As of December 31,
	2010			2009
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$43,166	$43,166	$43,166	$35,514	$35,514	$35,514
Additional supplementary capital:
General valuation allowance	-	-	4,669	-	-	5,009
Disallowed mortgage servicing rights assets	(49)	(49)	(49)	(45)	(45)	(45)
Disallowed deferred tax assets	(487)	(487)	(487)	(672)	(672)	(672)

Regulatory capital balances	42,630	42,630	47,299	34,797	34,797	39,806
Minimum requirement	7,252	19,338	29,006	7,803	20,809	31,257

Excess over requirement	$35,378	$23,292	$18,293	$26,994	$13,988	$8,549

(1)	Excluding accumulated other comprehensive income, net of taxes.

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

In addition to the generally applicable capital requirements summarized above, the C&D requires the Bank to attain, and thereafter maintain, a Tier 1 Capital ratio of at least 8% and a Total Risk-Based capital ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations. We have met the minimums required to be well capitalized at December 31, 2010 and 2009 based on the prompt corrective action regulations, however we cannot be considered well capitalized due to our current regulatory agreement.

Actual and normally required capital amounts and ratios at December 31, 2010 and 2009, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%
December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through its DIF. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. Since the beginning of the financial crisis in 2008, there have been higher levels of bank failures. These failures have dramatically increased the resolution costs of the FDIC and have depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. Due to its current designation as being “in troubled condition,” the Bank has been required to pay a higher FDIC insurance premium assessment rate beginning in 2010. For the fourth quarter of 2010, the Bank’s annualized assessment rate was 0.32% of insured deposits, compared to 0.16% of insured deposits for the fourth quarter of 2009.

In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and the increased level of insurance coverage will remain in effect through December 31, 2013. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised its deposit insurance assessment rate schedules in light of the changes to the assessment base. The proposed rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors in February 2011, become effective April 1, 2011 and will be used to calculate the June 30, 2011.

The Bank also pays assessments toward the retirement of the Financing Corporation bonds (known as FICO Bonds) issued in the 1980s by its former federal deposit insurer, the Federal Savings and Loan Insurance Corporation, to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. For the fourth quarter of 2010, the Bank’s annualized FICO assessment rate was 0.01% of insured deposits.

Broadway Federal elected in 2008 to participate in the Transaction Account Guarantee Program (“TAGP”) which is part of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Broadway Federal declined to participate in the Debt Guarantee Program (“DGP”), another facility available under TLGP. Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all noninterest-bearing transaction accounts, including traditional non-interest bearing checking accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent. To participate in the TAGP, Broadway Federal paid an additional ten basis point deposit insurance assessment on any deposit amount in excess of $250,000 that was covered by the TAGP. Beginning in 2010, this fee increased to fifteen, twenty or twenty-five basis points, depending on a participating institution’s risk category rating.

In place of the TAGP which expired on December 31, 2010, and in accordance with certain provisions of the Dodd-Frank Act, the FDIC adopted further rules in November 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012.

Guidance on Commercial Real Estate Lending

On October 30, 2009, the federal banking agencies adopted a policy statement supporting commercial real estate (“CRE”) loan workouts, which is referred to as the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $8.9 million for Broadway Federal at December 31, 2010, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the applicable loans to one borrower limitations. At December 31, 2010, our largest aggregate amount of loans to one borrower totaled $4.5 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

Qualified Thrift Lender Test

Savings institutions regulated by the OTS are subject to a qualified thrift lender (“QTL”) test, which in general requires such an institution to maintain on an average basis at least 65% of its portfolio assets (as defined) in “qualified thrift investments.” Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2010, the Bank was in compliance with the QTL test requirements.

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

As previously noted, the C&D issued by the OTS prohibits the Company and Bank from declaring or paying any dividends or making any other capital distributions without the prior written approval of the OTS Regional Director.

The Bank’s ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2010
				(In thousands)
Administrative/Branch Office/Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	-	$1,780
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$83
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	-	$741
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	-	$1,870
Los Angeles, CA

4371 Crenshaw Blvd., Suite C	Leased	2007	2012	$182
Los Angeles, CA

Loan Production Offices:
19800 MacArthur Blvd, Suite 300	Leased	2005	2011	-
Irvine, CA

2400 West Carson Street, Suite 215	Leased	2007	2012	-
Torrance, CA

ITEM 3.	LEGAL PROCEEDINGS

Litigation

The Bank is the defendant in Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”) v. Broadway Federal Bank (Case No. BC 398403), a lawsuit filed in the Superior Court of the State of California for Los Angeles County on September 18, 2008 and amended on March 4, 2009, November 20, 2009 and May 24, 2010. This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest in the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing on the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the investors for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for: declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The allegations of the cross-complaint include that, among other things, the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue.

On or about October 27, 2009, Holliday filed and served a motion for leave to file a third amended complaint, which motion was granted on November 20, 2009. In addition to the causes of action pleaded against the Bank in the second amended complaint, the proposed third amended complaint includes a cause of action against the Bank for equitable subordination as well as causes of action against Wayne Standback, a vice-president of the Bank (Mr. Standback passed away on October 13, 2009) and Paul Hudson, the Chairman and CEO of the Bank, for negligence and conspiracy. Broadway filed a demurrer to and motion to strike the third amended complaint, the hearing on which took place on May 14, 2010. The demurrer was sustained. The fourth amended complaint, which was served on May 24, 2010, contains the same causes of action as the third amended complaint. Mr. Standback, however, is no longer a defendant. Hudson demurred to the fourth amended complaint and the Bank filed an answer.

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

On February 1, 2010, Canyon filed a complaint in Los Angeles County Superior Court against the Bank and several of its officers and directors including Paul Hudson, Kellogg Chan, Javier Leon, Odell Maddox, Rick McGill, Daniel Medina, and Virgil Roberts, and certain non-Bank related defendants, for declaratory relief, breach of contract, interference with economic relations, negligence, intentional concealment, conspiracy, breach of fiduciary duty, and equitable subordination (Canyon Acquisitions, LLC v. Broadway Federal Bank, Case No. BC 431035). The complaint arises out of the same transaction that is the subject of the Holliday lawsuit discussed above. The Bank notified the court of this fact, which deemed the cases related. In the complaint, Canyon seeks general damages of not less than $10,000,000 and punitive damages in an unspecified amount. Service of the Canyon Complaint was effective as of March 16, 2010. The Bank has filed a demurrer to and motion to strike the complaint, the hearings on which were set for June 18, 2010. However, on June 18, 2010, Canyon filed a first amended complaint alleging similar causes of action and the scheduled hearing was not held. Then, on June 23, 2010, Canyon filed a motion to (1) consolidate the Canyon and Holliday lawsuits and (2) treat the Canyon lawsuit as a cross-complaint in the Holliday lawsuit. The hearing on Canyon’s motion was set for July 16, 2010.

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

On August 31, 2010, the Bank filed a demurrer to Canyon’s cross-complaint, the hearing on which took place on December 8, 2010. At the hearing, the Court overruled the Bank’s demurrer to Canyon’s Second Cause of Action for Breach of Contract and sustained the Bank’s demurrer to Canyon’s Seventh Cause of Action for Breach of Fiduciary Duty without leave to amend. The Bank subsequently filed an answer to Canyon’s cross-complaint and asserted various affirmative defenses.

With respect to the foregoing matters, management has established a $1.5 million specific allocation of the allowance for loan losses for the related $2.2 million loan as of December 31, 2010.

OTS Investigation

The OTS is conducting a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation the OTS has issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS has not informed us of the scope of its investigation, we believe the OTS investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. See “Item 1. Business—Regulation—Cease and Desist Orders.” We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of December 31, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC.” The table below shows the high and low sale prices for our common stock during the periods indicated.

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$7.00	$6.09	$3.71	$3.77
Low	$5.63	$1.82	$1.78	$1.68

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$5.24	$8.00	$7.60	$7.70
Low	$3.84	$4.15	$4.75	$4.08

The closing sale price for our common stock on the Nasdaq Capital Market on March 15, 2011 was $2.20 per share. As of March 15, 2011, we had 399 shareholders of record and 1,743,965 shares of common stock outstanding.

We paid quarterly dividends on our Common Stock at the rate of $0.05 per share during 2009 and reduced the quarterly dividends to $0.01 per share during the first quarter of 2010. Effective June 2010, as discussed below, we stopped paying dividends in order to retain capital for reinvestment in the Company’s business. In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. However, pursuant to the C&D order issued to the Company and the Bank by the OTS in September 2010, neither the Company nor the Bank may declare or pay dividends or make other capital distributions, which term includes repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the OTS Regional Director. In addition, we agreed in connection with our issuance of Series D and Series E Senior Preferred Stock to the U.S. Treasury that we would not pay cash dividends on our common stock at a quarterly rate greater than $0.05 per share, or redeem, purchase or acquire any of our common stock or other equity securities, without the prior approval of the U.S. Treasury while the Series D or Series E Senior Preferred Stock remain outstanding.

Our ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements, in addition to the OTS directive referred to above, which may limit its ability to pay dividends or make other capital distributions. See Item 1, “Business – Regulation” and Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Performance equity plan	600	$-	-
1996 Long term incentive plan	70,918	$9.27	-
Stock option plan for outside directors	4,282	$9.91	-
2008 Long term incentive plan	151,875	$5.31	199,843
Equity compensation plans not approved by security holders:
None	-	-	-

Total	227,675	$6.61	199,843

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Overview

During the year ended December 31, 2010, the national economy stabilized from the volatility experienced in 2008 and 2009 and showed signs of improvement as evidenced by, among other things, a decrease in the unemployment rate and moderate job growth. However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.4% for December 2010. The recent financial crisis and continued concern for the stability of the banking and financial systems resulted in the passage of the Dodd-Frank Act in July 2010. Certain aspects of the Dodd-Frank Act will have an impact on us including the combination of our primary regulator, the OTS, with the OCC, the imposition of consolidated holding company capital requirements, and the changes to deposit insurance assessments.

In March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS, which has imposed limitations on various aspects of our operations, including among others, limitations on our growth and ability to pay dividends and on our ability to use brokered deposits to fund our operations. The Company and the Bank agreed to the issuance of cease and desist orders to them by the OTS effective September 09, 2010, which we refer to collectively herein as the “C&D.” The C&D requires, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The C&D requires the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations.

In response to the C&D, we substantially reduced our loan origination efforts, suspended our church lending and ran off maturing brokered deposits, including deposits obtained through the CDARS reciprocal referral system, beginning in the second quarter of 2010. As a result, total assets, primarily our loan portfolio, and total deposits decreased during the year ended December 31, 2010. We are also pursing a Recapitalization Program that is intended to increase our common equity capital base and greatly reduce our reliance on senior capital securities and borrowings at our holding company level, but which will result in very substantial dilution to our existing senior and common equity holders. See “—Capital Resources” below.

Net earnings increased for the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase was due to a substantial decrease in provision for loan losses, an increase in net interest income and an increase in non-interest income, partially offset by increases in income tax expense and non-interest expense.

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

	For the Year Ended December 31,
	2010			2009			2008
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$4,224	$10	0.24%	$8,051	$83	1.03%	$3,718	$73	1.96%
Federal Funds sold and other short-term investments	20,968	23	0.11%	1,281	2	0.16%	3,032	37	1.22%
Investment securities	1,000	50	5.00%	1,000	50	5.00%	1,079	55	5.10%
Residential mortgage-backed securities	25,761	914	3.55%	26,795	1,158	4.32%	29,109	1,371	4.71%
Loans receivable (1)(2)	462,800	28,821	6.23%	429,040	27,366	6.38%	339,166	23,744	7.00%
FHLB stock	4,336	19	0.44%	4,140	9	0.22%	5,086	204	4.01%

Total interest-earning assets	519,089	$29,837	5.75%	470,307	$28,668	6.10%	381,190	$25,484	6.69%

Non-interest-earning assets	4,424			9,325			9,278

Total assets	$523,513			$479,632			$390,468

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$27,701	$182	0.66%	$33,719	$530	1.57%	$29,035	$705	2.43%
Passbook deposits	37,574	163	0.43%	37,763	311	0.82%	39,378	547	1.39%
NOW and other demand deposits	47,077	104	0.22%	64,967	763	1.17%	39,853	303	0.76%
Certificate accounts	274,641	5,461	1.99%	221,863	5,318	2.40%	156,228	5,624	3.60%

Total deposits	386,993	5,910	1.53%	358,312	6,922	1.93%	264,494	7,179	2.71%
FHLB advances	87,897	2,930	3.33%	76,433	2,830	3.70%	89,404	3,566	3.99%
Junior subordinated debentures and other borrowings	10,231	433	4.23%	6,385	236	3.70%	7,192	421	5.85%

Total interest-bearing liabilities	485,121	$9,273	1.91%	441,130	$9,988	2.26%	361,090	$11,166	3.09%

Non-interest-bearing liabilities	5,631			5,328			4,954
Stockholders’ Equity	32,761			33,174			24,424

Total liabilities and stockholders’ equity	$523,513			$479,632			$390,468

Net interest rate spread (3)		$20,564	3.84%		$18,680	3.84%		$14,318	3.60%

Net interest rate margin (4)			3.96%			3.97%			3.76%
Ratio of interest-earning assets to interest-bearing liabilities			107.00%			106.61%			105.57%
Return on average assets			0.37%			(1.35%)			0.59%
Return on average equity			5.85%			(19.47%)			9.42%
Average equity to average assets ratio			6.26%			6.92%			6.26%
Dividend payout ratio (5)			N/A			N/A			16.90%

(1)	Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.
(2)	Amount excludes interest on non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stocks divided by net earnings (loss) less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2010 Compared to Year ended December 31, 2009			Year ended December 31, 2009 Compared to Year ended December 31, 2008
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(28)	$(45)	$(73)	$56	$(46)	$10
Federal funds sold and other short term investments	22	(1)	21	(14)	(21)	(35)
Investment securities, net	-	-	-	(4)	(1)	(5)
Mortgage backed securities, net	(43)	(201)	(244)	(105)	(108)	(213)
Loans receivable, net	2,501	(1,046)	1,455	5,873	(2,251)	3,622
FHLB stock	-	10	10	(32)	(163)	(195)

Total interest-earning assets	2,452	(1,283)	1,169	5,774	(2,590)	3,184

Interest-bearing liabilities:
Money market deposits	(82)	(266)	(348)	159	(334)	(175)
Passbook deposits	(2)	(146)	(148)	(22)	(214)	(236)
NOW and other demand deposits	(167)	(492)	(659)	247	213	460
Certificate accounts	1,139	(996)	143	1,839	(2,145)	(306)
FHLB advances	399	(299)	100	(493)	(243)	(736)
Junior subordinated debentures	-	(38)	(38)	-	(138)	(138)
Other borrowings	235	-	235	(48)	1	(47)

Total interest-bearing liabilities	1,522	(2,237)	(715)	1,682	(2,860)	(1,178)

Change in net interest income	$930	$954	$1,884	$4,092	$270	$4,362

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

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

Net Earnings (Loss)

We recorded net earnings of $1.9 million, or $0.44 per diluted common share, for the year ended December 31, 2010, compared to a net loss of ($6.5) million, or ($4.14) per diluted common share, for the year ended December 31, 2009. The improvement in net earnings reflected higher net interest income before loan loss provisions, substantially reduced provisions for losses, and higher non-interest income.

Net Interest Income

Net interest income before provision for loan losses for the year ended December 31, 2010 was $20.6 million, which represented an increase of $1.9 million, or 10.09%, from the year ended December 31, 2009. The increase was primarily attributable to an increase of $48.8 million in average interest-earning assets, combined with one basis point decrease in net interest margin from 3.97% in 2009 to 3.96% in 2010.

Interest Income

Interest income for 2010 increased $1.2 million, or 4.08%, from a year ago. The increase was due primarily to higher levels of interest-earning assets which resulted in a $2.5 million increase in interest income. The increase in average interest-earning assets was offset by a 35 basis point decrease in the yield on average interest-earning assets, which reduced interest income by $1.3 million.

Our net loan portfolio accounted for a substantial portion of the increase in our average interest-earning assets. In 2010, average loans outstanding increased by $33.8 million, or 7.87%. At the same time, the yield earned on loans decreased by 15 basis points to 6.23%, which was primarily due to higher level of nonaccrual loans.

Interest Expense

Interest expense for 2010 decreased $715 thousand, or 7.16%, from a year ago. The decrease was primarily due to a 35 basis point decline in the cost of average interest-bearing liabilities from 2.26% for 2009 to 1.91% for 2010, which resulted in a decrease in interest expense of $2.2 million. The cost of average interest-bearing liabilities declined in 2010 as we lowered the interest rates paid on deposit accounts and as maturing certificates of deposits were renewed or replaced by new certificates of deposit at lower rates. Partially offsetting the impact of the decline in the cost of average interest-bearing liabilities was an increase in the average balance of interest-bearing liabilities of $44.0 million. Interest-bearing liabilities averaged $485.1 million in 2010 compared to $441.1 million in 2009. The increase in these average balances resulted in a $1.5 million increase in interest expense.

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

For the year 2010, the provision for loan losses totaled $4.5 million, down $15.1 million, from a year ago. The amount of the provision recorded in 2010 primarily reflected increases in classified and nonperforming loans and a reduction in our gross loan portfolio. The provision for loan losses of $19.6 million for 2009 was reflective of deteriorating asset quality and the results of a regulatory examination in the early part of 2010.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $6.0 million at December 31, 2010. The specific loss allocations at December 31, 2010 were mainly related to eleven commercial real estate loans, three one to four-family residential loans and two multi-family residential loans totaling $10.1 million. The loans are non-performing and the recent valuation of the underlying collateral reflected a decrease in values, and the Bank accordingly allocated $2.0 million of specific loss allocations. The Bank also recorded a $2.4 million specific loss allocation on two commercial loans, an unsecured consumer loan, and one loan secured by a deposit account, totaling $6.0 million. Additionally, the Bank recorded $1.6 million specific loss allocation for impairment related to $15.8 million of loans that were modified in troubled debt restructurings.

Net loan charge-offs during 2010 were $4.5 million, or 0.97% of average loans, compared to $2.7 million, or 0.64% of average loans, during 2009. Charge-offs during 2010 included $2.0 million of charge-offs on twelve one to four-family loans, $209 thousand of charge-offs on nine commercial real estate loans, $21 thousand of charge-off on two multi-family loans, $1.7 million of charge-off on a commercial loan and $504 thousand of charge-offs on four unsecured consumer loans. Of the $4.5 million of loan charge-offs during 2010, $2.9 million were specifically reserved for at year-end 2009 and $1.6 million were specifically reserved for in 2010.

Non-Interest Income

For the year 2010, non-interest income totaled $2.7 million, up $699 thousand, or 35.68%, from a year ago. The increase was primarily due to $1.5 million in grants received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund in 2010, compared to $591 thousand in grants received in 2009, which were included with other non-interest income on the income statement. This increase was partially offset by $116 thousand higher net losses on sale of loans and REO and $47 thousand lower service charges for loan related fees and retail banking fees.

Non-Interest Expense

For the year 2010, non-interest expense totaled $15.5 million, up $3.4 million, or 27.95%, from a year ago. The increase was mostly due to higher provision for losses on loans held for sale and REO. Also contributing to higher non-interest expense in 2010 were higher professional services expense, primarily legal, audit, tax and consulting fees, and higher FDIC insurance premium expense. These expenses increased primarily as a result of the C&D issued to us by the OTS. Compensation and benefits expense also increased primarily due to the lower amount of salaries that were deferred on loan originations as a result of decreased loan origination volume in 2010. Other expense also increased primarily reflecting higher appraisal expenses related to delinquent loans and REO.

Income Taxes

Income tax expense totaled $1.3 million for 2010 compared to income tax benefit of ($4.6) million for 2009. The effective tax rates for the periods ended December 31, 2010 and 2009 were 41.19% and (41.84%), respectively. Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to earnings before income taxes. See Note 1 “Summary of Significant Accounting Principles” and Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

The Company’s net deferred tax assets totaled $5.4 million at December 31, 2010 compared to $5.0 million at December 31, 2009. The Company has recorded a valuation allowance of $507 thousand and $206 thousand at year-end 2010 and 2009 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the net deferred state tax asset. No valuation allowance has been recorded against the net deferred federal tax asset as the Company expects to have sufficient future income to utilize the net deferred federal tax assets.

Comparison of Financial Condition at December 31, 2010 and 2009

Total Assets

Total assets were $483.9 million at December 31, 2010, which represented a decrease of $37.1 million, or 7.12%, from December 31, 2009. During 2010, net loans (including loans held for sale) decreased by $41.6 million, or 9.16%, and securities decreased by $8.0 million, or 25.56%. Other assets decreased $2.9 million, or 39.89%, primarily reflecting a $998 thousand decrease in prepaid FDIC insurance, a $430 thousand write-off of two overdraft deposit DDA accounts and a $288 thousand decrease in accounts receivable. These decreases in assets were partially offset by a $14.5 million increase in cash and cash equivalents, a $964 thousand increase in REO and a $383 thousand increase in net deferred income tax assets.

The C&D issued to us by the OTS effective September 9, 2010, among other restrictions, limits the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OTS Regional Director.

Loans Receivable

During 2010, we restrained loan growth to comply with the C&D restriction on asset growth and suspension of church lending. Our gross loan portfolio decreased to $402.6 million at December 31, 2010 from $453.1 million at December 31, 2009. The $50.5 million decrease in our loan portfolio primarily consisted of a $17.8 million decrease in our multi-family residential real estate loan portfolio, a $12.9 million decrease in our commercial real estate loan portfolio, an $11.0 million decrease in commercial loans and an $8.0 million decrease in our one-to-four family residential real estate loan portfolio.

Loan originations, including purchases, for the year ended December 31, 2010 totaled $17.5 million compared to $154.7 million for the year ended December 31, 2009. Loan repayments, including loan sales, totaled $39.3 million for the year ended December 31, 2010, compared to $37.8 million for the comparable period in 2009. Loans transferred to REO during 2010 totaled $5.0 million, compared to $2.1 million during 2009. In addition, during 2010 we transferred $24.0 million of loans to loans receivable held for sale, compared to $-0- during 2009.

Deposits

Deposits totaled $348.4 million at December 31, 2010, down $37.0 million, or 9.61%, from year-end 2009. During 2010, core deposits (NOW, demand, money market and passbook accounts) decreased by $6.8 million and certificates of deposit (“CDs”) decreased by $30.2 million. Included in the $30.2 million decrease in CDs was an $82.8 million reduction in our brokered deposits, which was partially offset by a $52.6 million increase in our regular CDs. Brokered deposits represented 5% of total deposits at December 31, 2010 compared to 26.19% at December 31, 2009.

The C&D issued to us by the OTS effective September 9, 2010, among other restrictions, prohibits the Bank from increasing the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OTS Regional Director. To comply with the C&D restriction on brokered deposits and asset growth, we lowered our deposit rates and ran off maturing brokered deposits, including CDARS, beginning in the second quarter of 2010.

Borrowings

At December 31, 2010, borrowings consisted of advances from the FHLB of $87.0 million, junior subordinated debentures of $6.0 million and other borrowings of $5.0 million. Since the end of 2009, FHLB borrowings have decreased by $4.6 million, or 5.02%, as our assets decreased in 2010. At December 31, 2010 and 2009, FHLB advances were 17.98% and 17.58%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.24% and 3.23%, respectively. In February 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. The C&D issued to us by the OTS effective September 9, 2010, among other restrictions, prohibits the Bank to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

Stockholders’ Equity

Stockholders’ equity was $32.9 million, or 6.79% of the Company’s total assets, at December 31, 2010. At December 31, 2010, the Bank’s Total Risk-Based Capital ratio was 13.05%, its Tier 1 Risk-Based Capital ratio was 11.76%, and its Core Capital and Tangible Capital ratios were 8.82%. The Company is currently pursuing a Recapitalization Plan to increase capital and reduce debt and senior securities, including a sale of additional common stock and exchanges of preferred stock for common stock at a discount to the liquidation amount, to further strengthen the Company’s capital ratios, and position the Bank for future growth.

Stockholders’ equity increased by $1.4 million, or 4.27%, to $32.9 million at December 31, 2010 from $31.5 million at December 31, 2009. This increase in stockholders’ equity was primarily due to net earnings of $1.9 million for the year which was partially offset by $787 thousand of dividends.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OTS in the conduct of its business and failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but Dodd-Frank Act recently enacted by Congress will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business-Regulation” and in Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements.

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

We are pursuing our comprehensive Recapitalization Plan. To date, we have obtained, subject to documentation and certain terms and conditions:

•

The consent of the U.S. Treasury to exchange our Series D and E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock;

•	An agreement in principle with the holders of both the Series A and Series B Perpetual Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount;

•

An agreement in principle with our senior bank lender to exchange a portion of our senior line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged and to forgive the accrued interest on the line of credit to the date of the exchange.

The conditions to each of the above exchanges include requirements that the holder of our outstanding Series C Noncumulative Perpetual Convertible Preferred Stock concurrently exchange such preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of our common stock aggregating $5 million or more in gross proceeds. Based on the agreements in principle that we have reached, we anticipate that these transactions will result in the issuance of approximately 7.0 million new shares of our common stock, which would constitute approximately 80% of the pro forma outstanding shares of our common stock.

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

Net cash inflows from operating activities totaled $23.6 million and $7.5 million during 2010 and 2009, respectively. Net cash inflows from operating activities for 2010 were primarily attributable to payments of interest on loans and proceeds from sales of loans held for sale during 2010.

Net cash inflows (outflows) from investing activities totaled $28.2 million and ($125.6) million during 2010 and 2009, respectively. Net cash inflows from investing activities for 2010 were attributable primarily to principal repayments on loans and residential mortgage-backed securities.

Net cash inflows (outflows) from financing activities totaled ($37.3) million and $118.1 million during 2010 and 2009, respectively. Net cash outflows from financing activities for 2010 were attributable primarily to the net decreases in deposits and FHLB advances.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have fewer funds than required, we may borrow funds from the FHLB. We currently are approved by the FHLB to borrow up to $100.0 million to the extent we provide qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of year-end 2010, to borrow an additional $13.0 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalents and investment securities available-for-sale that are not pledged, were $32.5 million at December 31, 2010 compared to $22.4 million at December 31, 2009. Cash and cash equivalents were $22.0 million at December 31, 2010, compared to $7.4 million at December 31, 2009.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and most of the proceeds have been invested in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and we are now in default under the line of credit agreement. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the Lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) until January 1, 2012 subject to certain conditions described in Note 10 of the Notes to Consolidated Financial Statements. Further information regarding this borrowing is included in Note 10 “Other Borrowings and Management’s Capital Plan” of the Notes to Consolidated Financial Statements.

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

The following table details our contractual obligations at December 31, 2010.

	Less than one year	More than one year to three years	More than three years to five tears	More than five tears	Total
	(Dollars in thousands)
Certificates of deposit	$130,539	$93,805	$9,730	$4,109	$238,183
FHLB advances	9,000	16,500	38,500	23,000	87,000
Junior subordinated debentures	-	-	6,000	-	6,000
Other borrowings	5,000	-	-	-	5,000
Commitments to originate loans	382	-	-	-	382
Commitments to fund unused lines of credit	5,420	2,685	298	407	8,810
Operating lease obligations	209	238	-	-	447

Total contractual obligations	$150,550	$113,228	$54,528	$27,516	$345,822

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. See Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements beginning at page F-6 to gain a better understanding of how our financial performance is measured and reported.

Impact of Recent Accounting Standards

In July 2010, the FASB amended existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The guidance requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4 “Loans” of the Notes to Consolidated Financial Statements for the required disclosures at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2010, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s annual report on internal control over financial reporting

The management of Broadway Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Paul C. Hudson	/s/ Samuel Sarpong
Paul C. Hudson	Samuel Sarpong
Chief Executive Officer	Chief Financial Officer

Los Angeles, CA	Los Angeles, CA
April 14, 2011	April 14, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors (the “Board”) of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. A. Odell Maddox, Daniel A. Medina, and Virgil Roberts, has a term of office expiring at the 2011 Annual Meeting of Stockholders. Messrs. Maddox, Medina, and Roberts are expected to be nominated for election to serve for additional terms as directors at the Company’s 2011 Annual Meeting of Stockholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2010	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
A. Odell Maddox	64	1986	2011	Director
Daniel A. Medina	53	1997	2011	Director
Virgil Roberts	63	2002	2011	Director
CONTINUING DIRECTORS:
Paul C. Hudson	62	1985	2012	Chairman of the Board and Chief Executive Officer
Kellogg Chan	71	1993	2012	Director
Robert C. Davidson, Jr.	65	2003	2013	Director
Javier León	45	2007	2013	Director
Elrick Williams	63	2007	2013	Director

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

Virgil Roberts has been Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry, since 1996. He currently serves on the Board of Directors of Community Build, Inc.,

Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio, the Alliance of Artists and Record Companies, and the Bridgespan Group, a management and consulting firm for large philanthropy companies with offices in Boston, San Francisco and New York. Mr. Roberts’ qualifications to serve on the Board include his extensive legal and business experience and community leadership. Mr. Roberts serves on a number of local community boards and provides leadership to local community groups. Mr. Roberts serves as the Lead Director and chair of the Board’s Nominating Committee. Mr. Roberts brings leadership, management and regulatory experience to the Board.

Continuing Directors

Paul C. Hudson is the Chief Executive Officer and Chairman of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board in 1985, and served in various positions prior to becoming Chairman and Chief Executive Officer in 2007. Mr. Hudson is an inactive member of California and Washington D.C. Bar Associations. He currently serves on several nonprofit boards, including the board of the California Housing Finance Agency and Abode Communities. Mr. Hudson brings to his position almost thirty years of executive management experience with the Company and over 25 years as its leader. He is responsible for developing the Company from a relatively small mutual thrift institution into one of the largest African American thrift institutions in the United States. He has an extensive knowledge of the history of the Company and the markets in which it operates. He is well versed in the regulatory and other issues facing the Company and the banking industry.

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

Robert C. Davidson, Jr. retired in 2007 from his position as Chairman/Chief Executive Officer of Surface Protection Industries, a company he formed in 1978 and one of the largest African American owned manufacturing companies in California. He is a member of the Boards of Directors of Jacobs Engineering Group, Inc. (a publicly traded engineering and design firm), Morehouse College, Cedars Sinai Medical Center, Art Center College of Design located in Pasadena, California, the South Coast Air Quality Management District Brain Tumor and Air Pollution Foundation, and the University of Chicago Graduate School of Business Advisory Council. Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium size businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with an extensive knowledge of the Company and of the markets and communities in which the Company operates.

Javier León is the Managing Director of Andell Sports Group, which oversees the sports and related assets of Andell Holdings and has served in that capacity since 2008. Mr. Leon oversees the business and operations of the Chicago Fire, a professional soccer team, on behalf of its owner. He is involved in strategic planning and marketing, as well as the development of Hispanic community and public relations strategies and programs. Prior to joining Andell, Mr. Leon served as the Chief Executive Officer for Chivas USA Enterprises in Los Angeles from 2004 to 2007. Mr. León was a managing director in investment banking for Merrill Lynch, Deutsche Bank, and ING-Barings from 1992 to 2004. He received a bachelors degree from Claremont McKenna College and a Masters of International Management from the University of California at San Diego. Mr. Leon has extensive experience in managing, planning and operating businesses. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial reporting and analysis. He has prior experience in the capital markets. We believe Mr. Leon’s experience in the areas of strategic planning and marketing, including marketing to Hispanic communities, makes him an excellent candidate for the Board.

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

Name	Age(1)	Principal Occupation during the Past Five Years
Wayne-Kent A. Bradshaw	63	President / Chief Operating Officer of the Company and the Bank since February 2009. Regional President and National Manager for Community and External Affairs at Washington Mutual Bank from 2004 to 2009.
Samuel Sarpong	50	Senior Vice President / Chief Financial Officer of the Company and the Bank since 2005. First Vice President / Chief Compliance Officer and Internal Audit Director of the Bank from 2004 to 2005.
Wilbur A. McKesson Jr.	57	Senior Vice President / Chief Loan Officer of the Company since 2007. Vice President for Affordable Housing of Option One Mortgage Corporation from 2002 to 2007.

(1)	As of December 31, 2010.

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

Code of Ethics

The Board has adopted a Code of Ethics (the ”Code”) for the Company’s directors and executive officers. Our directors and executive officers are expected to adhere at all times to the Code. Stockholders may obtain a copy of the Code, free of charge, upon written request to: Broadway Financial Corporation, 4800 Wilshire Boulevard, Los Angeles, California 90010, Attention: Daniele Johnson.

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

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our three most highly compensated executive officers for services rendered in all capacities during 2010, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compen- sation(5)	Total ($)
Paul C. Hudson Chief Executive Officer	2010	$300,000	—	—	$141,761	$37,633	$479,394
	2009	$286,667	—	—	$133,526	$34,549	$454,742
	2008	$210,000	$81,418	—	$126,007	$29,864	$447,289
Wayne-Kent A. Bradshaw(6) Chief Operating Officer	2010	$210,000	—	—	—	$33,725	$243,725
	2009	$178,750	—	$224,250	—	$26,232	$429,232
	2008	—	—	—	—	—	—
Samuel Sarpong Chief Financial Officer	2010	$172,601	—	—	—	$21,457	$194,058
	2009	$161,551	—	—	—	$19,332	$180,883
	2008	$150,000	$50,067	$49,350	—	$19,205	$268,622
Wilbur McKesson Chief Lending Officer	2010	$165,191	—	—	—	$25,866	$191,057
	2009	$159,811	—	—	—	$28,545	$188,356
	2008	$155,625	$51,944	$131,600	—	$22,692	$361,861

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	The amounts shown represent performance-based bonuses earned in 2008 but paid in 2009. No performance-based bonuses were earned in 2009 and 2010.
(3)	Represents the grant date fair value of option awards granted under the Company’s Long-Term Incentive Plans. Option awards vest 20% per year from the date of the grant and are fully vested in year five. The maximum term of each option is ten years. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 14 of the Notes to Consolidated Financial Statements.
(4)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from a bank owned life insurance policy reduces the expense related to the Salary Continuation Agreement. The other Named Executive Officers did not participate in the Bank’s Non-Qualified Deferred Compensation Plan during 2010, 2009 and 2008.
(5)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under the ESOP. Also includes perquisites and other benefits consisting of automobile and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(6)	Wayne-Kent A. Bradshaw commenced his employment as the Bank’s President and Chief Operating Officer in February 2009.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2010.

Outstanding Equity Awards at December 31, 2010

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)	Number of Shares or Units of Stock That Have Not Vested(5)	Market Value of Shares or Units of Stock That Have Not Vested(6)
Paul C. Hudson	29,718	—	$6.68	07/25/12	—	—
Wayne K. Bradshaw	15,000	60,000	$4.98	03/18/19	—	—
Samuel Sarpong	10,000	—	$13.11	04/21/14	—	—
	12,000	3,000	$10.25	05/24/16	600	$1,458
	6,000	9,000	$5.95	10/22/18	—	—
Wilbur McKesson	16,000	24,000	$5.95	10/22/18	—	—

(1)	The stock options shown are immediately exercisable.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(5)	Shares vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(6)	Based upon a fair market value of $2.43 per share for the Company common stock as of December 31, 2010.

Salary Continuation Agreement

Under the 2006 Salary Continuation Agreement, upon termination of employment after Mr. Paul Hudson reaches age 65, he will receive an annual benefit of $100,000, divided into 12 equal monthly payments, for 15 years. The normal retirement age is defined as age 65. The agreement includes provisions for early termination, disability, termination for cause, death and change in control. The present value of the accumulated benefit is the accrual balance as of December 31, 2010. The accrual balance is determined using a discount rate of 6%.

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation(3)	Total
Kellogg Chan	$22,000	$4,825	—	$26,825
Robert C. Davidson	$22,000	$4,825	$5,485	$32,310
Javier León	$14,000	$4,825	—	$18,825
A. Odell Maddox	$20,500	$4,825	$4,616	$29,941
Daniel Medina	$22,000	$4,825	—	$26,825
Virgil Roberts	$21,500	$4,825	—	$26,325
Elrick Williams	$20,500	$4,825	—	$25,325

(1)	Includes payments of annual retainer fees, fees paid to chairmen of Board committees, and meeting attendance fees.

(2)	Represents the grant date fair value of option awards granted under the Company’s Long-Term Incentive Plan. Option awards vest immediately and the maximum term of each option is ten years. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 14 of the Notes to the Consolidated Financial Statements.
(3)	Includes premiums paid for medical, dental and group term life insurance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2011, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Beneficial Owners:
Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)	12.33%

First Opportunity Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	96,980	(2)	5.56%

Directors and Executive Officers:
Paul C. Hudson	90,317	(3)	5.18%
Kellogg Chan	43,139	(4)	2.47%
Robert C. Davidson, Jr.	10,713	(5)(6)	0.61%
Javier León	3,125	(4)	0.18%
A. Odell Maddox	19,019	(4)	1.09%
Daniel A. Medina	10,041	(4)(7)	0.58%
Virgil Roberts	14,632	(8)(9)	0.84%
Elrick Williams	192,642	(4)(10)	11.05%
Wayne-Kent A. Bradshaw	30,000	(11)	1.72%
Samuel Sarpong	31,085	(12)	1.78%
Wilbur McKesson	16,159	(13)	0.93%

All directors and executive officers as a group (11 persons)	460,872		26.43%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G/A, filed on February 17, 2011 with the SEC by First Opportunity Fund, Inc. (formerly First Financial Fund, Inc.)
(3)	Includes 16,763 allocated shares under the Employee Stock Ownership Plan (“ESOP”), and 29,718 shares subject to options granted under the Company’s Long Term Incentive Plan (the “LTIP”), which options are all currently exercisable.
(4)	Includes 3,125 shares subject to options granted under the Company’s 2008 Long Term Incentive Plan (the “2008 LTIP”), which options are all currently exercisable.
(5)	Includes 5,356 shares held jointly with spouse with whom voting and investment power are shared.
(6)	Includes 1,428 shares subject to options granted under the Stock Option Plan for Outside Directors (the “SOPOD”), and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(7)	Includes 6,110 shares held jointly with spouse with whom voting and investment power are shared.
(8)	Includes 5,806 shares held jointly with spouse with whom voting and investment power are shared.

(9)	Includes 1,784 shares subject to options granted under the SOPOD, and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(10)	Information based upon Schedule 13G/A, filed on February 11, 2010 with the SEC by Elrick Williams. Mr. Williams is a majority owner of Williams Group Holdings LLC which owns 189,517 shares of the Company’s Common Stock.
(11)	Includes 30,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(12)	Includes 685 allocated shares under the ESOP, and 28,000 shares subject to options granted under the LTIP, which options are all currently exercisable.
(13)	Includes 159 allocated shares under the ESOP, and 16,000 shares subject to options granted under the LTIP, which options are all currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 30, 1999, the Bank made a loan of $550,000 to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. As of March 31, 2011, the outstanding balance of the loan was $449,648.

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

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2010 and 2009. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2010	2009
	(In thousands)
Audit fees(1)	$160	$228
Audit-related fees(2)	12	24
All other fees	—	1	(3)

Total fees	$172	$253

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Consultation fees billed for professional services rendered for the 2010 and 2009 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP) and for professional services rendered for consultation regarding management’s assessment of the adequacy of internal control over financial reporting for 2009 and for providing a consent for a Form S-8 filing for 2009.
(3)	Fees billed for professional services rendered for consultation regarding CEO bonus limitations for TARP recipients.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. See Index to Consolidated Financial Statements.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included under Item 8, “Financial Statements and Supplementary Data.”

(b) List of Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

Exhibit Number*
4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.10	Warrant to Purchase Common Stock of Broadway Financial Corporation (Exhibit 4.9 to Form 8-K filed by the Registrant on November 19, 2008)

4.11	Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)

4.12	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.2	ESOP Loan Commitment Letter and ESOP Loan and Security Agreement (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.3	Form of Severance Agreement among Broadway Financial Corporation, Broadway Federal and certain executive officers (Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 13, 1995)

10.4	Broadway Financial Corporation Recognition and Retention Plan for Outside Directors dated August 1, 1997, (Exhibit 10.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.5	Broadway Financial Corporation Performance Equity Program for Officers and Directors, dated August 1, 1997, (Exhibit 10.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 1997)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (filed by the Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-17331, on December 5, 1996)

10.8	Broadway Financial Corporation 2008 Long Term Incentive Plan (filed by Registrant as part of Form S-8, No. 333-163150, on November 17, 2009)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

Exhibit Number*
10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.16	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)

10.17	Letter Agreement, dated December 4, 2009, which includes the Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.18	Business Loan Agreement between Broadway Financial Corporation and Nara Bank, dated July 31, 2009 (Exhibit 10.18 to Form 10-K filed by the Registrant for the fiscal year ended December 31, 2009)

21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2007)

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Financial Corporation, Order No.: WN-10-026, effective September 9, 2010 (Exhibit 99.1 to Form 8-K filed by the Registrant on September 16, 2010)

99.2	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Federal Bank, f.s.b., Order No.: WN-10-025, effective September 9, 2010 (Exhibit 99.2 to Form 8-K filed by the Registrant on September 16, 2010)

99.3	Certification of Chief Executive Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

99.4	Certification of Chief Financial Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer
Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul C. Hudson	Date: April 14, 2011
Paul C. Hudson Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Samuel Sarpong	Date: April 14, 2011
Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kellogg Chan	Date: April 13, 2011
Kellogg Chan Director

/s/ Robert C. Davidson, Jr.	Date: April 13, 2011
Robert C. Davidson, Jr. Director

/s/ Javier Leon	Date: April 13, 2011
Javier Leon Director

/s/ Albert Odell Maddox	Date: April 13, 2011
Albert Odell Maddox Director

/s/ Daniel A. Medina	Date: April 13, 2011
Daniel A. Medina Director

/s/ Virgil P. Roberts	Date: April 13, 2011
Virgil P. Roberts Director

/s/ Elrick Williams	Date: April 13, 2011
Elrick Williams Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation:

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive earnings (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Costa Mesa, California

April 14, 2011

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(In thousands, except share and per share)
Assets
Cash and cash equivalents	$21,978	$7,440
Securities available-for-sale, at fair value	10,524	14,961
Securities held-to-maturity (fair value of $13,261 at December 31, 2010 and $16,838 at December 31, 2009)	12,737	16,285
Loans receivable held for sale, net	29,411	20,940
Loans receivable, net of allowance of $20,458 and $20,460	382,616	432,640
Accrued interest receivable	2,216	2,419
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,305
Office properties and equipment, net	5,094	5,363
Real estate owned	3,036	2,072
Bank owned life insurance	2,522	2,418
Deferred income taxes	5,369	4,986
Other assets	4,338	7,217

Total assets	$483,930	$521,046

Liabilities and stockholders’ equity
Deposits	$348,445	$385,488
Federal Home Loan Bank advances	87,000	91,600
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	-
Advance payments by borrowers for taxes and insurance	272	372
Other liabilities	4,353	6,071

Total liabilities	451,070	489,531

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2010 and 2009; liquidation preference of $9,000 at December 31, 2010 and 2009	8,963	8,963
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2010 and 2009; liquidation preference of $6,000 at December 31, 2009 and 2009	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2010 and 2009; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2010 and 2009	2	2
Preferred stock discount	(1,380)	(1,756)
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2010 and 2009; outstanding 1,743,965 shares at December 31, 2010 and 1,743,365 shares at December 31, 2009	20	20
Additional paid-in capital	14,395	14,273
Retained earnings-substantially restricted	8,074	7,322
Accumulated other comprehensive income, net of taxes of $176 at December 31, 2010 and $118 at December 31, 2009	263	176
Treasury stock-at cost, 269,977 shares at December 31, 2010 and 270,577 shares at December 31, 2009	(3,451)	(3,459)

Total stockholders’ equity	32,860	31,515

Total liabilities and stockholders’ equity	$483,930	$521,046

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Year Ended December 31,
	2010	2009
	(In thousands, except per share)
Interest and fees on loans receivable	$28,821	$27,366
Interest on mortgage-backed securities	914	1,158
Interest on investment securities	50	50
Other interest income	52	94

Total interest income	29,837	28,668

Interest on deposits	5,910	6,922
Interest on borrowings	3,363	3,066

Total interest expense	9,273	9,988

Net interest income before provision for loan losses	20,564	18,680
Provision for loan losses	4,465	19,629

Net interest income after provision for loan losses	16,099	(949)

Non-interest income:
Service charges	1,175	1,222
Net gains (losses) on sales of loans	(22)	6
Net losses on sales of REO	(88)	-
Other	1,593	731

Total non-interest income	2,658	1,959

Non-interest expense:
Compensation and benefits	6,657	6,118
Occupancy expense, net	1,429	1,393
Information services	807	813
Professional services	1,167	630
Provision for losses on loans held for sale	1,188	734
Provision for losses on REO	1,102	-
FDIC insurance	1,043	819
Office services and supplies	548	572
Other	1,560	1,036

Total non-interest expense	15,501	12,115

Earnings (loss) before income taxes	3,256	(11,105)
Income tax expense (benefit)	1,341	(4,646)

Net earnings (loss)	$1,915	$(6,459)

Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	$145	$240
Income tax effect	(58)	(96)

Other comprehensive income, net of tax	87	144

Comprehensive earnings (loss)	$2,002	$(6,315)

Net earnings (loss)	$1,915	$(6,459)
Dividends and discount accretion on preferred stock	(1,145)	(749)

Earnings (loss) available to common stockholders	$770	$(7,208)

Earnings (loss) per common share-basic	$0.44	$(4.14)

Earnings (loss) per common share-diluted	$0.44	$(4.14)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings (Substantially Restricted)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$8,965	$(702)	$20	$723	$12,240	$14,878	$32	$(3,467)	$32,689
Net loss for the year ended December 31, 2009	-	-	-	-	-	(6,459)	-	-	(6,459)
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	-	144	-	144
Preferred stock issued—Series E	5,974	(1,200)	-	-	1,200	-	-	-	5,974
Common stock warrant cancellation	-	-	-	(723)	723	-	-	-	-
Treasury stock used for vested stock awards	-	-	-	-	(2)	-	-	8	6
Cash dividends declared ($0.20 per common share)	-	-	-	-	-	(348)	-	-	(348)
Cash dividends declared ($0.50 per preferred share of Series A, $0.50 per preferred share of Series B and $0.65 per preferred share of Series C)	-	-	-	-	-	(128)	-	-	(128)
Cash dividends paid and accrued ($50 per senior preferred share of Series D)	-	-	-	-	-	(450)	-	-	(450)
Cash dividends accrued ($4.17 per senior preferred share of Series E)	-	-	-	-	-	(25)	-	-	(25)
Stock-based compensation expense	-	-	-	-	112	-	-	-	112
Accretion of preferred stock discount	-	146	-	-	-	(146)	-	-	-

Balance, at December 31, 2009	14,939	(1,756)	20	-	14,273	7,322	176	(3,459)	31,515
Net earnings for the year ended December 31, 2010	-	-	-	-	-	1,915	-	-	1,915
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	-	87	-	87
Treasury stock used for vested stock awards	-	-	-	-	(2)	-	-	8	6
Cash dividends declared ($0.01 per common share)	-	-	-	-	-	(18)	-	-	(18)
Cash dividends declared ($0.125 per preferred share of Series A and Series B)	-	-	-	-	-	(19)	-	-	(19)
Cash dividends accrued ($50 per senior preferred share of Series D)	-	-	-	-	-	(450)	-	-	(450)
Cash dividends accrued ($50 per senior preferred share of Series E)	-	-	-	-	-	(300)	-	-	(300)
Stock-based compensation expense	-	-	-	-	124	-	-	-	124
Accretion of preferred stock discount	-	376	-	-	-	(376)	-	-	-

Balance, at December 31, 2010	$14,939	$(1,380)	$20	$-	$14,395	$8,074	$263	$(3,451)	$32,860

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$1,915	$(6,459)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	4,465	19,629
Provision for losses on loans held for sale	1,188	734
Provision for losses on REO	1,102	-
Depreciation	425	440
Net amortization of premiums and discounts on loans purchased	(6)	(8)
Net amortization of net deferred loan origination (fees) costs	30	16
Net amortization of premiums on mortgage-backed securities	192	88
Stock-based compensation expense	124	112
Earnings on bank owned life insurance	(104)	(95)
Net losses on sales of REO	88	-
Net change in:
Loans receivable held for sale, net	12,685	2,902
Accrued interest receivable	203	(124)
Other assets	2,879	(3,873)
Deferred income taxes	(441)	(5,551)
Other liabilities	(1,178)	(279)

Net cash provided by operating activities	23,567	7,532

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	4,400	1,347
Purchases	-	(11,910)
Held-to-maturity securities:
Maturities, prepayments and calls	3,538	6,483
Net change in loans receivable	18,186	(121,076)
Proceeds from sale of REO	2,883	-
Investment in affordable housing limited partnership	(832)	-
Purchase of Federal Home Loan Bank stock	(231)	(207)
Proceeds from redemption of Federal Home Loan Bank stock	447	-
Additions to office properties and equipment	(156)	(268)

Net cash provided by (used in) investing activities	28,235	(125,631)

Cash flows from financing activities:
Net change in deposits	(37,043)	95,571
Proceeds from Federal Home Loan Bank advances	3,500	23,600
Repayments on Federal Home Loan Bank advances	(8,100)	(6,000)
Net increase in other borrowings	5,000	-
Proceeds from issuance of preferred stock	-	5,974
Cash dividends paid	(527)	(951)
Reissuance of treasury stock	6	6
Net change in advance payments by borrowers for taxes and insurance	(100)	(137)

Net cash provided by (used in) financing activities	(37,264)	118,063

Net change in cash and cash equivalents	14,538	(36)
Beginning cash and cash equivalents	7,440	7,476

Ending cash and cash equivalents	$21,978	$7,440

Supplemental cash flow information:
Interest paid	$9,216	$10,033
Income taxes paid	620	2,735
Supplemental non-cash disclosure:
Transfers from loans receivable to loans receivable held for sale, net	$22,688	$-
Transfers of loans receivable to REO	4,661	2,072
Transfers of loans receivable held for sale to REO	344	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2010, the Bank operated five retail-banking offices and two loan production offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b. and Broadway Service Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. generally accepted accounting principles”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance and provision for loan losses, impaired loans, the fair value of loans held for sale, the classification of investment securities, the fair value of real estate owned, deferred tax asset valuation allowance, disallowed deferred tax assets for regulatory capital, and fair values of investment securities and other financial instruments are particularly subject to change.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and the intent and ability of management to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with servicing fee income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights assets totaled $487 thousand and $450 thousand at December 31, 2010 and 2009 and were included in other assets on the consolidated balance sheets,

Servicing fee income, which is reported on the consolidated statements of operations and comprehensive earnings as service charges is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $68 thousand and $101 thousand for the years ended December 31, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Impairment is measured on a loan by loan basis. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: one to four units, five or more units, commercial real estate, church, construction, commercial loans, and consumer loans. One to four units, five or more units, commercial real estate, church and construction loans each consist of a single class. Classes within our commercial loan portfolio consist of sports and other loans. Classes within our consumer loan portfolio consist of loan on savings and other loans.

One to Four Units—Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Five or More Units—Subject to adverse various market conditions that cause a decrease in market value or lease rates; change in personal funding sources for tenants; over supply of units in a specific region; a shift in population; reputational risks.

Commercial Real Estate—Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates; decreases in the value of underlying collateral.

Church—Subject to adverse economic and employment conditions leading to reduced cash flows from members donations and offerings; the stability, quality and popularity of church leadership.

Construction—Subject to adverse conditions in the local economy which may lead to reduced demand for new commercial, multi-family or single-family buildings or reduced lease or sale opportunities once the building is complete.

Commercial—Subject to industry conditions including decreases in product demand; intangible value of a professional sports franchise.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Consumer—Subject to adverse employment conditions in the local economy which may lead to higher default rate.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Retirement Plans

Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service. The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest, if any.

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

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock is non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. The Series A, B and C preferred stocks have non-cumulative annual dividend rates of 5% of their liquidation preference.

The Series D and Series E preferred stock are cumulative and non-voting perpetual preferred stock with a liquidation preference of $1 thousand per share. Series D and E preferred stocks accrue cumulative dividends at the rate of 5% of their liquidation preference per year for the first five years after issuance and 9% per year thereafter.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of equity.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On September 18, 2008, a lawsuit was filed in the Superior Court of the State of California for Los Angeles County against the Bank by Daniel D. Holliday III, Attorney at Law, LLC (“Holliday”). This legal action arises from a dispute over the priority of the Bank’s lien against a $2.6 million deposit account balance in the Bank securing a land development loan. The lawsuit seeks damages of $2.6 million, plus interest, costs and attorneys fees according to proof. The plaintiff also seeks injunctive relief to prevent the Bank from asserting a senior security interest on the deposit account and to prevent the Bank from applying the funds in the deposit account to satisfy the amount owing in the loan.

On April 17, 2009, the Bank filed a cross-complaint against Holliday (as an individual), Bachmann Springs Holdings, LLC (the developer), Thomas T. Bachmann (the principal of the developer), Robert Estareja (an agent of Bachmann Springs Holdings), Alan Roberson (the loan broker), Canyon Acquisitions, LLC (“Canyon”) (the broker who located the investors for the real estate project at issue and the entity funding Holliday’s fees and costs), and Brent Borland (Canyon’s principal), alleging causes of action for declaratory relief, money due on default on promissory note, judicial foreclosure on personal property, money lent, fraud, negligent misrepresentation, conspiracy, implied equitable indemnity, rescission based on fraud, and equitable subordination. The basis of the cross-complaint is that, among other things the cross-defendants conspired with each other to fraudulently induce the Bank to make the loan at issue. See Part I, “Item 3, Legal Proceedings” for further description.

A $1.5 million specific allocation of the allowance for loan losses has been established for the related $2.2 million loan as of December 31, 2010.

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

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior year consolidated net earnings or stockholders’ equity.

Adoption of New Accounting Standards

In July 2010, the FASB amended existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The guidance requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4 to these Consolidated Financial Statements for the required disclosures at December 31, 2010.

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at December 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income, for available-for-sale investment securities, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Available-for-sale
Residential mortgage-backed	$10,085	$439	$-	$10,524

Total available-for-sale	$10,085	$439	$-	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$-	$12,162
U.S. Government and federal agency	1,000	99	-	1,099

Total held-to-maturity	$12,737	$524	$-	$13,261

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Available-for-sale
Residential mortgage-backed	$14,667	$294	$-	$14,961

Total available-for-sale	$14,667	$294	$-	$14,961

Held-to-maturity
Residential mortgage-backed	$15,285	$460	$-	$15,745
U.S. Government and federal agency	1,000	93	-	1,093

Total held-to-maturity	$16,285	$553	$-	$16,838

There were no securities with unrealized losses at December 31, 2010 and 2009.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at December 31, 2010. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-	$-	$-
One to five years	-	-	1,000	1,099
Five to ten years	-	-	-	-
Beyond ten years	-	-	-	-
Residential mortgage-backed	10,085	10,524	11,737	12,162

Total	$10,085	$10,524	$12,737	$13,261

Securities pledged at year-end 2010 and 2009 had a carrying amount of $12.7 million and $16.3 million and were pledged to secure public deposits and FHLB advances. At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the years ended December 31, 2010 and 2009.

Note 3 – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale, net, consisted of multi-family and commercial real estate loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale, included in loans receivable held-for-sale, net, totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, as of December 31, 2010 and totaled $5.7 million, net of a $994 thousand valuation allowance, at December 31, 2009. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $344 thousand, net of charge-off of $486 thousand, was transferred to REO during the third quarter of 2010.

We recorded lower of cost or market write-downs on non-performing loans receivable held-for-sale totaling $902 thousand for the year ended December 31, 2010, compared to $734 thousand for the same period in 2009. Additionally, during 2010, we established a valuation allowance of $286 thousand on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 4 – Loans

Loans at year-end were as follows:

	December 31,
	2010	2009
	(In thousands)
Loans receivable, held for sale:
Five or more units	$16,217	$4,385
Commercial real estate	5,067	6,600
Church	9,408	10,949
Valuation allowance for unrealized losses	(1,281)	(994)

Loans receivable, held for sale, net	$29,411	$20,940

Loans receivable, net:
One to four units	$82,764	$90,747
Five or more units	128,534	146,291
Commercial real estate	72,770	82,276
Church	97,634	101,007
Construction	5,421	5,547
Commercial:
Sports	5,768	10,106
Other	6,410	13,060
Consumer:
Loan on savings	3,259	4,006
Other	29	104

Total gross loans receivable	402,589	453,144
Less:
Loans in process	371	822
Net deferred loan fees (costs)	(889)	(817)
Unamortized discounts	33	39
Allowance for loan losses	20,458	20,460

Loans receivable, net	$382,616	$432,640

Activity in the allowance for loan losses was as follows:

	2010	2009
	(In thousands)
Beginning balance	$20,460	$3,559
Provision for loan losses	4,465	19,629
Recoveries	5	-
Loans charged off	(4,472)	(2,728)

Ending balance	$20,458	$20,460

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by segment of loans and based on impairment method as of December 31, 2010:

	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$-	$942	$1,541	$6,028
Collectively evaluated for impairment	3,196	1,659	2,322	6,544	168	431	110	14,430

Total ending allowance balance	$3,619	$1,728	$3,257	$8,662	$168	$1,373	$1,651	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

Impaired loans were as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Year-end loans with no allocated allowance:
Without charge-off	$20,767	$12,554
With charge-off	5,424	4,946
Year-end loans with allocated allowance:
Without charge-off	29,532	32,142
With charge-off	2,309	-

Total	$58,032	$49,642

Amount of the allowance for loan losses allocated	$6,028	$5,374

Average of individually impaired loans during the year	$49,176	$19,960
Interest income recognized during impairment	2,241	2,445
Cash-basis interest income recognized	2,881	2,445

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$7,953	$5,991	$-
Five or more units	600	586	-
Commercial real estate	8,409	8,133	-
Church	11,782	11,161	-
Construction	320	320	-
With an allowance recorded:
One to four units	4,129	3,971	423
Five or more units	1,674	1,674	69
Commercial real estate	5,072	5,073	935
Church	15,183	15,090	2,118
Commercial:
Sports	4,000	3,768	942
Consumer:
Loan on savings	2,249	2,249	1,525
Other	16	16	16

Total	$61,387	$58,032	$6,028

The following table presents the recorded investment in nonaccrual loans by class of loans:

	December 31,
	2010	2009
	(In thousands)
Loans receivable, held for sale:
Five or more units	$385	$1,013
Commercial real estate	-	422
Church	5,533	2,578
Loans receivable, net:
One to four-units	6,227	4,756
Five or more units	1,865	631
Commercial real estate	10,321	5,639
Church	12,748	10,364
Construction	320	-
Commercial:
Sports	3,768	4,000
Other	-	3,269
Consumer:
Loan on Savings	2,249	2,249
Other	16	-

Total nonaccrual loans	$43,432	$34,921

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2010 and 2009.

The following table presents the aging of the recorded investment in past due loans, including loans held for sale, as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One to four units	$2,716	$71	$6,227	$9,014	$73,750
Five or more units	2,014	1,068	2,250	5,332	139,419
Commercial real estate	769	1,287	10,321	12,377	65,460
Church	12,914	5,230	18,281	36,425	70,617
Construction	898	-	320	1,218	4,203
Commercial:
Sports	-	-	3,768	3,768	2,000
Other	325	-	-	325	6,085
Consumer:
Loan on savings	-	-	2,249	2,249	1,010
Other	-	-	16	16	13

Total	$19,636	$7,656	$43,432	$70,724	$362,557

The Company has allocated $1.6 million and $543 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in nonaccrual loans and $22.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2009, loans classified as a TDR totaled $32.5 million, of which $11.0 million were included in nonaccrual loans and $21.5 million were on accrual status. As of December 31, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

•

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$-	$-
Five or more units	118,490	6,412	3,632	-	-
Commercial real estate	46,692	5,281	20,797	-	-
Church	42,931	14,229	40,204	270	-
Construction	4,203	320	898	-	-
Commercial:
Sports	-	2,000	3,768	-	-
Other	925	4,870	615	-	-
Consumer:
Loan on savings	1,010	-	2,249	-	-
Other	13	-	-	-	16

Total	$286,110	$35,552	$80,641	$270	$16

Note 5 – Real Estate Owned

Activity in the valuation allowance was as follows:

	2010	2009
	(In thousands)
Beginning valuation allowance	$-	$-
Additions charged to expense	1,102	-
Direct write-downs	(1,048)	-

Ending valuation allowance	$54	$-

Expenses related to foreclosed assets include:

	2010	2009
	(In thousands)
Net loss (gain) on sales	$88	$-
Provision for unrealized losses	1,102	-
Operating expenses	231	9

Total	$1,421	$9

Note 6 – Fair Value

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

Notes to Consolidated Financial Statements (continued)

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

The fair value of non-performing loans receivable held-for-sale is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Impaired loans, other than performing TDRs, are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$10,524	$-	$10,524	$-

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$14,961	$-	$14,961	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Assets Measured on a Non- Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net
Five or more units	$366	$-	$-	$366
Church	4,783	-	-	4,783
Impaired loans carried at fair value of collateral
One to four units	3,775	-	-	3,775
Five or more units	1,606	-	-	1,606
Commercial real estate	2,542	-	-	2,542
Church	5,591	-	-	5,591
Commercial	2,826	-	-	2,826
Consumer	749	-	-	749
Real estate owned
One to four units	1,086	-	-	1,086
Five or more units	260	-	-	260
Commercial real estate	568	-	-	568
Church	1,122	-	-	1,122

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net	$5,700	$-	$-	$5,700
Impaired loans carried at fair value of collateral	17,071	-	-	17,071

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2010 and 2009, and the losses recognized on these assets for the years ended December 31, 2010 and 2009.

	Principal Amount at December 31, 2010	Valuation Allowance at December 31, 2010	Losses for the year ended December 31, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,918	$769	$902
Impaired loans carried at fair value of collateral (2)	21,509	4,420	4,829
Real estate owned (3)	3,090	54	1,102

Total	$30,517	$5,243	$6,833

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.4 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

	Principal Amount at December 31, 2009	Valuation Allowance at December 31, 2009	Losses for the year ended December 31, 2009
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$6,694	$994	$734
Impaired loans carried at fair value of collateral (2)	21,902	4,831	5,924

Total	$28,596	$5,825	$6,658

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $4.9 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2010 and December 31, 2009 are as follows:

	At December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$21,978	$21,978	$7,440	$7,440
Securities available-for-sale	10,524	10,524	14,961	14,961
Securities held-to-maturity	12,737	13,261	16,285	16,838
Loans receivable held for sale, net	29,411	29,411	20,940	20,940
Loans receivable, net	382,616	384,274	432,640	434,770
Federal Home Loan Bank stock	4,089	N/A	4,305	N/A
Accrued interest receivable	2,216	2,216	2,419	2,419
Financial Liabilities:
Deposits	$(348,445)	$(347,373)	$(385,488)	$(382,435)
Federal Home Loan Bank advances	(87,000)	(91,615)	(91,600)	(94,491)
Junior subordinated debentures	(6,000)	(4,609)	(6,000)	(5,237)
Other borrowings	(5,000)	(4,979)	-	-
Advance payments by borrowers for taxes and insurance	(272)	(272)	(372)	(372)
Accrued interest payable	(550)	(550)	(494)	(494)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 7 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2010	2009
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	5,041	5,007
Furniture, fixtures and equipment	2,141	2,019

	8,905	8,749
Less accumulated depreciation	(3,811)	(3,386)

Office properties and equipment, net	$5,094	$5,363

Depreciation expense was $425 thousand and $440 thousand for 2010 and 2009.

At December 31, 2010, the Company was obligated through 2013 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $285 thousand for 2010 and $282 thousand for 2009.

Rent commitments, before considering renewal options that generally are present, were as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2011	$124	$85	$209
2012	82	84	166
2013	44	28	72

Total	$250	$197	$447

Note 8 – Deposits

Deposits are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
NOW account and other demand deposits	$23,780	$32,417
Non-interest bearing demand deposits	22,610	17,422
Money market deposits	23,499	31,031
Passbook	40,373	36,164
Certificates of deposit	238,183	268,454

Total	$348,445	$385,488

At December 31, 2010 and 2009, brokered deposits totaled $18.2 million and $101.0 million, respectively. As disclosed in Note 15, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OTS Regional Director.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Certificates of deposit of $100 thousand or more were $160.0 million and $187.4 million at year end 2010 and 2009.

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2011	$130,539
2012	74,390
2013	19,415
2014	8,567
2015	1,163
Thereafter	4,109

$238,183

Note 9 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2010:
Maturities January 2011 to February 2018, fixed rates at rates from 1.34% to 4.81%, averaging 3.24%	$87,000

December 31, 2009:
Maturities January 2010 to February 2018, fixed rates at rates from 0.59% to 4.81%, averaging 3.36%	$88,000
Maturity January 2010 variable rate at 0.04%	3,600

$91,600

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $243.0 million and $288.6 million of first mortgage loans and $11.1 million and $14.6 million of residential mortgage-backed securities under a blanket lien arrangement at year-end 2010 and 2009. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of 30% of assets, the Company is eligible to borrow up to an additional $35.4 million at year-end 2010. However, on February 18, 2011, the Company’s general borrowing limit was reduced to $100.0 million, which decreased our remaining borrowing capacity to $13.0 million as of February 18, 2011.

Required payments over the next five years are as follows:

Amount
(In thousands)
2011	$9,000
2012	13,000
2013	3,500
2014	30,000
2015	8,500
Thereafter	23,000

$87,000

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 10 – Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.84% at year-end 2010. The Company has ceased paying interest on the debentures and the line of credit discussed below since September 2010. As disclosed in Note 15, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the OTS Regional Director. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and will increase by an additional 5% in the event of default. Any borrowings under this line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and we are now in default under the line of credit agreement. On April 7, 2011, the Lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to the following conditions:

•

The Company shall make a forbearance payment in the amount of $25,000 to Lender no later than July 31, 2011 provided that the Company is able to obtain the necessary approval to make such payment from the OTS or its successors, and in the event the Company is unable to obtain such approval by said date, the Company shall make such payment as soon as permitted thereafter.

•	The Company shall use its best efforts to continue to attempt to raise a minimum of $5.0 million in private placements under the Company’s Recapitalization Plan as discussed below.

•	The Bank shall not experience anything that would constitute an Event of Default, or be placed into receivership by the FDIC.

The Company is pursuing a comprehensive Recapitalization Plan to improve the Company’s capital structure. To date, the Company has obtained the consent of the U.S. Treasury to exchange the Company’s Series D and E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. In addition, the Company is in negotiations with the holders of both the Series A, and Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount The Company is also in negotiations with the lender to exchange a portion of the Company’s senior line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged and to forgive the accrued interest on the line of credit to the date of the exchange.

The Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million or more in gross proceeds. The Company anticipates that these transactions will result in the issuance of approximately 7.0 million new shares of the Company’s common stock, which would constitute approximately 80% of the pro forma outstanding shares of the Company’s common stock.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 11 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $86 thousand for 2010 and 2009.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by the ESOP and allocated to participants were 87,505 at December 31, 2010 and 2009. There are no shares unallocated as of December 31, 2010 and 2009. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. Cash contributions totaled $56 thousand for the year ended December 31, 2010 and $66 thousand for the year ended December 31, 2009. Compensation expense related to the ESOP was $56 thousand for 2010 and $77 thousand for 2009.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $614 thousand at December 31, 2010 and $472 thousand at December 31, 2009, and is accrued over the period of active employment. Compensation expense was $142 thousand for 2010 and $134 thousand for 2009.

Note 12 – Income Taxes

Income tax expense (benefit) was as follows:

	2010	2009
	(In thousands)
Current
Federal	$1,502	$887
State	280	18
Deferred
Federal	(443)	(4,152)
State	(299)	(1,564)
Change in valuation allowance	301	165

Total	$1,341	$(4,646)

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2010	2009
	(In thousands)
Federal statutory rate times financial statement income (loss)	$1,107	$(3,776)
Effect of:
State taxes, net of federal benefit	233	(794)
Enterprise zone net interest deduction	283	(143)
Earnings from bank owned life insurance	(43)	(32)
Change in valuation allowance	301	165
Other, net	26	(66)

Total	$1,341	$(4,646)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Year-end deferred tax assets and liabilities were due to the following:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,397	$6,099
Accrued liabilities	171	161
Lower of cost or market adjustment	6	6
State income taxes	105	21
Deferred compensation	266	197
Stock compensation	182	131
Real estate owned	141	95
Unrealized gain/loss on loans held for sale	527	409
State net operating loss carryforward	119	23
Nonaccrual loan interest	717	417
Other	4	-

Total deferred tax assets	8,635	7,559

Deferred tax liabilities:
Basis difference on fixed assets	(28)	(83)
Deferred loan fees/costs	(1,743)	(1,312)
Net unrealized appreciation on available-for-sale securities	(176)	(118)
FHLB stock dividends	(581)	(644)
Mortgage servicing rights	(201)	(183)
Prepaid expenses	(30)	(27)

Total deferred tax liabilities	(2,759)	(2,367)
Valuation allowance	(507)	(206)

Net deferred tax assets (liability)	$5,369	$4,986

The increase in the Company’s net deferred tax asset was primarily driven by significant increases in the temporary differences associated with the deductibility of the provision for loan losses and increases in the nonaccrual loan interest.

The Company has recorded a valuation allowance of $507 thousand at year-end 2010 related to the state net deferred tax asset as it does not anticipate having future state taxable income sufficient to fully utilize the net deferred state tax asset. No valuation allowance has been recorded against the federal net deferred tax asset as the Company believes it is more likely than not, based upon all available evidence including projected taxable income, that the net deferred federal tax asset will be realized.

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company’s federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2010 and 2009. If the Bank were liquidated, or otherwise ceases to be a bank, or if tax laws were to change, this amount would be expensed.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(In thousands)
Balance at beginning of year	$91	$73
Additions based on tax positions related to the current year	107	34
Additions for tax positions of prior year	107	-
Reductions for tax positions of prior years	(4)	(16)
Settlements	(87)	-

Balance at end of year	$214	$91

Of this total, $214 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2010 and 2009, there was no accrual for potential interest or penalties related to these unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax as well as California income and franchise tax. Federal tax years 2007 through 2010 remain open for the assessment of tax. California tax years 2006 through 2010 remain open for the assessment of tax.

Note 13 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2010 were as follows:

Amount
(In thousands)
Beginning balance	$4,466
Repayments	(245)

Ending balance	$4,221

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $3.8 million and $2.8 million.

Note 14 – Stock-Based Compensation

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $132 thousand and $118 thousand for 2010 and 2009.

Stock Option Plans

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which is shareholder approved. The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 351,718 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

ranging from immediate vesting to 5 years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date.

	2010	2009
Risk free interest rate	3.68%	2.71%
Expected term	10 years	10 years
Expected stock price volatility	102.91%	104.93%
Dividend yield	3.33%	4.17%

A summary of the activity in the plans for 2010 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	222,515	$6.50	6,282	$8.13	228,797	$6.55
Granted	8,750	6.00	-	-	8,750	6.00
Forfeited or expired	(8,472)	4.34	(2,000)	4.34	(10,472)	4.34

Outstanding at December 31, 2010	222,793	$6.57	4,282	$9.91	227,075	$6.63

Vested or expected to vest	222,793	$6.57	4,282	$9.91	227,075	$6.63

Exercisable at December 31, 2010	126,793	$7.39	4,282	$9.91	131,075	$7.48

At December 31, 2010, options outstanding and options exercisable had a weighted average remaining contractual term of 6.49 years and 5.39 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $-0- at December 31, 2010.

There were no options exercised during 2010 and 2009. As of December 31, 2010, there was $250 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 3.0 years.

Share Award Plans

With the adoption of the 2008 LTIP, the Recognition and Retention Plan (“RRP”) and the Performance Equity Program (“PEP”), which provided for the issuance of shares to non-employee directors and certain officers and employees, were terminated and no further grants were made pursuant to the plans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of changes in the Company’s nonvested PEP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,200	$10.25
Vested	(600)	10.25

Nonvested at December 31, 2010	600	$10.25

As of December 31, 2010, there was $6 thousand of total unrecognized compensation cost related to nonvested shares granted under the PEP Plan. The cost is expected to be recognized over a weighted average period of 0.4 year. The total fair value of shares vested for the PEP Plan during the years ended December 31, 2010 and 2009 was $6 thousand and $6 thousand.

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

The Company and the Bank have consented to the issuance to them of cease and desist orders by the OTS effective September 09, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS regulations. We have met the minimums required to be well capitalized at December 31, 2010 and 2009 based on the prompt corrective action regulations, however we cannot be considered well capitalized due to our current regulatory agreement.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Actual and normally required capital amounts and ratios at December 31, 2010 and 2009, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%
December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1(Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

The Company’s principal source of funds for dividend payments is dividends received from the Bank. OTS regulations limit the amount of dividends that may be paid by the Bank without prior approval of the OTS. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Based on the above limitation, the Bank may not declare dividends during the year 2011 without OTS approval. There are additional dividend restrictions related to the Company’s preferred stock purchase agreements with the U.S. Treasury as discussed below under “Capital Purchase Program.” Additionally, the cease and desist orders issued by the OTS effective September 09, 2010 have imposed certain limitations on the Company and the Bank. These limitations include the following, among others:

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Capital Purchase Program

On November 14, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”). Under the Purchase Agreement, the Company agreed to sell 9,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $1 thousand per share and liquidation preference of $1 thousand per share (the “Series D Preferred Stock”), for a total price of $9.0 million. Cumulative dividends accrue on the Series D Preferred Stock at the rate of 5% per year for the first five years and 9% per year thereafter. The shares may be redeemed by the Company at any time, subject to regulatory approval.

On December 4, 2009, the Company entered into another Purchase Agreement with the U.S. Treasury, pursuant to which the Company sold 6,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series E, par value $1 thousand per share and liquidation preference of $1 thousand per share (the “Series E Preferred Stock”), for a total price of $6.0 million. Cumulative dividends accrue on the Series E Preferred Stock at the rate of 5% per year for the first five years and 9% per year thereafter. The shares may be redeemed by the Company at any time, subject to regulatory approval.

Pursuant to the terms of the Purchase Agreements, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.05) declared on the Common Stock prior to November 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also are restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining the consent of the U.S. Treasury.

The Purchase Agreement also subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter agreement with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the U.S. Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2010	2009
	(In thousands)
Commitments to make loans	$382	$3,194
Unused lines of credit	8,810	11,670

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2010, there were two loan commitments consisting of one to four-units residential loans with an average interest rate of 6.75%

Note 17 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet

December 31,

	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$376	$1,832
Investment in bank subsidiary	43,429	35,690
Other assets	835	315

Total assets	$44,640	$37,837

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other borrowings	5,000	-
Other liabilities	780	322
Stockholders’ equity	32,860	31,515

Total liabilities and stockholders’ equity	$44,640	$37,837

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Operations

Years ended December 31,

	2010	2009
	(In thousands)
Interest income	$2	$49
Interest expense	433	236
Other expense	609	521

Loss before income tax and undistributed subsidiary income (loss)	(1,040)	(708)
Income taxes benefit	427	283
Equity in undistributed subsidiary income (loss)	2,528	(6,034)

Net earnings (loss)	$1,915	$(6,459)

Condensed Statements of Cash Flows

Years ended December 31,

	2010	2009
	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$1,915	$(6,459)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	(2,528)	6,034
Change in other assets	(520)	111
Change in other liabilities	198	41

Net cash used in operating activities	(935)	(273)

Cash flows from investing activities
Investment in bank subsidiary	(5,000)	(8,000)

Net cash used in investing activities	(5,000)	(8,000)

Cash flows from financing activities
Net increase in other borrowings	5,000	-
Proceeds from issuance of preferred stock	-	5,974
Reissuance of treasury stock	6	6
Cash dividends paid	(527)	(951)

Net cash provided by financing activities	4,479	5,029

Net change in cash and cash equivalents	(1,456)	(3,244)
Beginning cash and cash equivalents	1,832	5,076

Ending cash and cash equivalents	$376	$1,832

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 18 – Earnings (Loss) Per Common Share

The factors used in the earnings (loss) per common share computation follow:

	2010	2009
	(Dollars in thousands, except share and per share)
Basic
Net earnings (loss)	$1,915	$(6,459)
Less: Preferred stock dividends and accretion	(1,145)	(749)

Earnings (loss) available to common stockholders	$770	$(7,208)

Weighted average common shares outstanding	1,743,728	1,743,127

Basic earnings (loss) per common share	$0.44	$(4.14)

Diluted
Net earnings (loss)	$1,915	$(6,459)
Less: Preferred stock dividends and accretion	(1,145)	(749)

Earnings (loss) available to common stockholders	$770	$(7,208)

Weighted average common shares outstanding for basic earnings per common share	1,743,728	1,743,127
Add: dilutive effects of assumed exercises of stock options	831	N/A

Average shares and dilutive potential common shares	1,744,559	1,743,127

Diluted earnings (loss) per common share	$0.44	$(4.14)

Stock options for 227,000 and 196,000 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009 because they were anti-dilutive.