Form 10-K/A
period 2010-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2011-04-19
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART II
Item 8. Financial Statements and Supplementary Data	1
Signatures	2

Exhibit 23.1 Consent of Crowe Horwath LLP
Exhibit 31.1 Section 302 Certification of CEO
Exhibit 31.2 Section 302 Certification of CFO
Exhibit 32.1 Section 906 Certification of CEO
Exhibit 32.2 Section 906 Certification of CFO

This amendment is being filed to correct the total authorized shares of common stock reported on our Consolidated Balance Sheets on Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010 as originally filed. Unless otherwise expressly stated herein this amendment does not reflect any events occurring after the filing of our original Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer
Date:	April 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul C. Hudson	Date: April 19, 2011
Paul C. Hudson
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Samuel Sarpong	Date: April 19, 2011
Samuel Sarpong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

2

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

/s/ Crowe Horwath LLP

Costa Mesa, California

April 14, 2011

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(In thousands, except share and per share)
Assets
Cash and cash equivalents	$21,978	$7,440
Securities available-for-sale, at fair value	10,524	14,961
Securities held-to-maturity (fair value of $13,261 at December 31, 2010 and $16,838 at December 31, 2009)	12,737	16,285
Loans receivable held for sale, net	29,411	20,940
Loans receivable, net of allowance of $20,458 and $20,460	382,616	432,640
Accrued interest receivable	2,216	2,419
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,305
Office properties and equipment, net	5,094	5,363
Real estate owned	3,036	2,072
Bank owned life insurance	2,522	2,418
Deferred income taxes	5,369	4,986
Other assets	4,338	7,217

Total assets	$483,930	$521,046

Liabilities and stockholders’ equity
Deposits	$348,445	$385,488
Federal Home Loan Bank advances	87,000	91,600
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	-
Advance payments by borrowers for taxes and insurance	272	372
Other liabilities	4,353	6,071

Total liabilities	451,070	489,531

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2010 and 2009; liquidation preference of $9,000 at December 31, 2010 and 2009	8,963	8,963
Senior preferred cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2010 and 2009; liquidation preference of $6,000 at December 31, 2009 and 2009	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2010 and 2009; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2010 and 2009	2	2
Preferred stock discount	(1,380)	(1,756)
Common stock, $.01 par value, authorized 8,000,000 shares at December 31, 2010 and 3,000,000 shares at December 31, 2009; issued 2,013,942 shares at December 31, 2010 and 2009; outstanding 1,743,965 shares at December 31, 2010 and 1,743,365 shares at December 31, 2009	20	20
Additional paid-in capital	14,395	14,273
Retained earnings-substantially restricted	8,074	7,322
Accumulated other comprehensive income, net of taxes of $176 at December 31, 2010 and $118 at December 31, 2009	263	176
Treasury stock-at cost, 269,977 shares at December 31, 2010 and 270,577 shares at December 31, 2009	(3,451)	(3,459)

Total stockholders’ equity	32,860	31,515

Total liabilities and stockholders’ equity	$483,930	$521,046

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by segment of loans and based on impairment method as of December 31, 2010:

	One to four units	Five or more units	Commercial	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$-	$942	$1,541	$6,028
Collectively evaluated for impairment	3,196	1,659	2,322	6,544	168	431	110	14,430

Total ending allowance balance	$3,619	$1,728	$3,257	$8,662	$168	$1,373	$1,651	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

Impaired loans were as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Year-end loans with no allocated allowance:
Without charge-off	$20,767	$12,554
With charge-off	5,424	4,946
Year-end loans with allocated allowance:
Without charge-off	29,532	32,142
With charge-off	2,309	-

Total	$58,032	$49,642

Amount of the allowance for loan losses allocated	$6,028	$5,374

Average of individually impaired loans during the year	$49,176	$19,960
Interest income recognized during impairment	2,241	2,445
Cash-basis interest income recognized	2,881	2,445

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$7,953	$5,991	$-
Five or more units	600	586	-
Commercial real estate	8,409	8,133	-
Church	11,782	11,161	-
Construction	320	320	-
With an allowance recorded:
One to four units	4,129	3,971	423
Five or more units	1,674	1,674	69
Commercial real estate	5,072	5,073	935
Church	15,183	15,090	2,118
Commercial:
Sports	4,000	3,768	942
Consumer:
Loan on savings	2,249	2,249	1,525
Other	16	16	16

Total	$61,387	$58,032	$6,028

The following table presents the recorded investment in nonaccrual loans by class of loans:

	December 31,
	2010	2009
	(In thousands)
Loans receivable, held for sale:
Five or more units	$385	$1,013
Commercial real estate	-	422
Church	5,533	2,578
Loans receivable, net:
One to four-units	6,227	4,756
Five or more units	1,865	631
Commercial real estate	10,321	5,639
Church	12,748	10,364
Construction	320	-
Commercial:
Sports	3,768	4,000
Other	-	3,269
Consumer:
Loan on Savings	2,249	2,249
Other	16	-

Total nonaccrual loans	$43,432	$34,921

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Stock Option Plans

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which is shareholder approved. The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 351,718 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1 (Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%
December 31, 2009:
Tangible Capital to adjusted total assets	$34,797	6.69%	$7,803	1.50%	N/A	N/A	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	$34,797	6.69%	$20,809	4.00%	$26,011	5.00%	N/A	N/A
Tier 1 (Core) Capital to risk weighted assets	$34,797	8.91%	N/A	N/A	$23,443	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,806	10.19%	$31,257	8.00%	$39,072	10.00%	N/A	N/A

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