Form 10-Q
period 2011-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2011-05-16
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,743,965 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of May 9, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
	(Dollars in thousands, except per share amounts)
Assets
Cash	$8,921	$8,203
Federal funds sold	18,760	13,775

Cash and cash equivalents	27,681	21,978
Securities available for sale, at fair value	9,715	10,524
Securities held to maturity (fair value of $12,410 at March 31, 2011 and $13,261 at December 31, 2010)	11,869	12,737
Loans receivable held-for-sale, net	16,072	29,411
Loans receivable, net of allowance of $20,991 and $20,458	373,622	382,616
Accrued interest receivable	2,000	2,216
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,089
Office properties and equipment, net	5,008	5,094
Real estate owned (REO), net	5,123	3,036
Bank owned life insurance	2,544	2,522
Deferred tax assets	5,375	5,369
Other assets	13,636	4,338

Total assets	$476,734	$483,930

Liabilities and stockholders’ equity
Deposits	$340,923	$348,445
Federal Home Loan Bank advances	87,000	87,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	341	272
Other liabilities	4,912	4,353

Total liabilities	444,176	451,070

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 9,000 shares of Series D at March 31, 2011 and December 31, 2010; liquidation preference of $9,281 at March 31, 2011 and $9,169 at December 31, 2010	8,963	8,963
Senior preferred, cumulative and non-voting stock, $1,000 par value, authorized, issued and outstanding 6,000 shares of Series E at March 31, 2011 and December 31, 2010; liquidation preference of $6,188 at March 31, 2011 and $6,113 at December 31, 2010	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2011 and December 31, 2010; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2011 and December 31, 2010	2	2
Preferred stock discount	(1,284)	(1,380)
Common stock, $.01 par value, authorized 8,000,000 shares at March 31, 2011 and December 31, 2010; issued 2,013,942 shares at March 31, 2011 and December 31, 2010; outstanding 1,743,965 shares at March 31, 2011 and December 31, 2010	20	20
Additional paid-in capital	14,418	14,395
Retained earnings-substantially restricted	7,662	8,074
Accumulated other comprehensive income, net of taxes of $170 at March 31, 2011 and $176 at December 31, 2010	254	263
Treasury stock-at cost, 269,977 shares at March 31, 2011 and December 31, 2010	(3,451)	(3,451)

Total stockholders’ equity	32,558	32,860

Total liabilities and stockholders’ equity	$476,734	$483,930

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,335	$7,427
Interest on mortgage-backed securities	169	270
Interest on investment securities	12	12
Other interest income	9	10

Total interest income	6,525	7,719

Interest on deposits	1,239	1,503
Interest on borrowings	989	795

Total interest expense	2,228	2,298

Net interest income before provision for loan losses	4,297	5,421
Provision for loan losses	1,240	574

Net interest income after provision for loan losses	3,057	4,847

Non-interest income:
Service charges	235	263
Net losses on mortgage banking activities	(29)	0
Net losses on sales of REO	(15)	26
Other	39	33

Total non-interest income	230	322

Non-interest expense:
Compensation and benefits	1,809	1,931
Occupancy expense, net	354	362
Information services	227	218
Professional services	168	210
Provision for losses on loans receivable held for sale	20	75
Provision for losses on REO	80	81
FDIC insurance	283	247
Office services and supplies	142	144
Other	419	263

Total non-interest expense	3,502	3,531

Earnings (loss) before income taxes	(215)	1,638
Income tax expense (benefit)	(86)	650

Net earnings (loss)	$(129)	$988

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(15)	$89
Income tax effect	6	(36)

Other comprehensive income (loss), net of tax	(9)	53

Comprehensive earnings (loss)	$(138)	$1,041

Net earnings (loss)	$(129)	$988
Dividends and discount accretion on preferred stock	(283)	(300)

Earnings (loss) available to common shareholders	$(412)	$688

Earnings (loss) per common share-basic	$(0.24)	$0.39

Earnings (loss) per common share-diluted	$(0.24)	$0.39

Dividends declared per share-common stock	$0.00	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(129)	$988
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,240	574
Provision for losses on loans receivable held-for-sale	20	75
Provision for losses on REO	80	81
Depreciation	104	108
Net amortization of premiums and discounts on loans purchased	0	(1)
Net amortization of deferred loan origination (fees) costs	(3)	14
Net amortization of premiums on mortgage-backed securities	36	59
Stock-based compensation expense	23	57
Earnings on bank owned life insurance	(22)	(24)
Net (gains) losses on sales of REO	15	(26)
Net change in:
Loans receivable held-for-sale	6,509	1,544
Accrued interest receivable	216	(37)
Deferred tax assets	0	(316)
Other assets	(1,636)	1,314
Other liabilities	372	(1,055)

Net cash provided by operating activities	6,825	3,355

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	760	1,225
Held-to-maturity securities:
Maturities, prepayments and calls	866	1,133
Net change in loans receivable	4,593	(4,090)
Proceeds from sale of REO	130	880
Investment in affordable housing limited partnership	0	(278)
Purchase of Federal Home Loan Bank stock	0	(231)
Additions to office properties and equipment	(18)	(53)

Net cash provided by (used in) investing activities	6,331	(1,414)

Cash flows from financing activities:
Net change in deposits	(7,522)	7,259
Proceeds from Federal Home Loan Bank advances	7,000	0
Repayments on Federal Home Loan Bank advances	(7,000)	(3,600)
Net increase in other borrowings	0	5,000
Cash dividends paid	0	(224)
Net change in advance payments by borrowers for taxes and insurance	69	(372)

Net cash provided by (used in) financing activities	(7,453)	8,063

Net change in cash and cash equivalents	5,703	10,004
Cash and cash equivalents at beginning of period	21,978	7,440

Cash and cash equivalents at end of period	$27,681	$17,444

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,037	$2,296

Cash paid for income taxes	$865	$0

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$1,937	$1,076

Transfers of loans receivable held-for-sale to REO	$266	$0

Transfers of loans receivable held-for-sale to other assets	$7,662	$0

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.

NOTE (2) – Recently Issued But Not Yet Effective Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table shows how we computed basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$(129)	$988
Less: Preferred stock dividends and accretion	(283)	(300)

Earnings (loss) available to common shareholders	$(412)	$688

Weighted average common shares outstanding	1,743,965	1,743,365

Basic earnings (loss) per common share	$(0.24)	$0.39

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

	For the three months ended March 31,
	2011	2010
	(Dollars in thousands, except per share)
Diluted
Net earnings (loss)	$(129)	$988
Less: Preferred stock dividends and accretion	(283)	(300)

Earnings (loss) available to common shareholders	$(412)	$688

Weighted average common shares outstanding	1,743,965	1,743,365
Add: dilutive effects of assumed exercises of stock options	N/A	5,778

Average shares and dilutive potential common shares	1,743,965	1,749,143

Diluted earnings (loss) per common share	$(0.24)	$0.39

Stock options for 227,075 and 211,763 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2011 and 2010 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$9,291	$424	$0	$9,715

Total available-for-sale	$9,291	$424	$0	$9,715

Held-to-maturity
Residential mortgage-backed	$10,869	$454	$0	$11,323
U.S. Government and federal agency	1,000	87	0	1,087

Total held-to-maturity	$11,869	$541	$0	$12,410

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$10,085	$439	$0	$10,524

Total available-for-sale	$10,085	$439	$0	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$0	$12,162
U.S. Government and federal agency	1,000	99	0	1,099

Total held-to-maturity	$12,737	$524	$0	$13,261

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at March 31, 2011. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$0	$0	$0	$0
One to five years	0	0	1,000	1,087
Five to ten years	0	0	0	0
Beyond ten years	0	0	0	0
Residential mortgage-backed	9,291	9,715	10,869	11,323

Total	$9,291	$9,715	$11,869	$12,410

Securities pledged at March 31, 2011 and December 31, 2010 had a carrying amount of $11.9 million and $12.7 million and were pledged to secure public deposits and FHLB advances. At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three months ended March 31, 2011 and 2010.

There were no securities with unrealized losses at March 31, 2011 and December 31, 2010. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, net

Loans receivable held-for-sale, net, consisted of multi-family and commercial real estate loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $5.2 million, net of charge-offs of $122 thousand and a $769 thousand valuation allowance, as of March 31, 2011 and totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, at December 31, 2010. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $5.0 million, net of a $532 thousand valuation allowance, as of March 31, 2011 and totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of charge-off of $292 thousand, was transferred to REO during the first quarter of 2011.

There were no lower of cost or market write-downs on non-performing loans receivable held-for-sale for the first quarter of 2011, compared to $639 thousand for the same period in 2010. During the first quarter of 2011, we increased our valuation allowance by $20 thousand on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

NOTE (6) – Loans Receivable and Allowance for Loan Losses

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$6,509	$16,217
Commercial real estate	2,073	5,067
Church	8,791	9,408
Valuation allowance for unrealized losses	(1,301)	(1,281)

Loans receivable, held for sale, net	$16,072	$29,411

Loans receivable, net:
One to four units	$81,693	$82,764
Five or more units	125,683	128,534
Commercial real estate	70,091	72,770
Church	96,418	97,634
Construction	4,315	5,421
Commercial:
Sports	5,698	5,768
Other	7,178	6,410
Consumer:
Loan on savings	2,784	3,259
Other	13	29

Total gross loans receivable	393,873	402,589
Less:
Loans in process	119	371
Net deferred loan fees (costs)	(891)	(889)
Unamortized discounts	32	33
Allowance for loan losses	20,991	20,458

Loans receivable, net	$373,622	$382,616

The activity in the allowance for loan losses by segment of loans for the three months ended March 31, 2011 was as follows:

	For the three months ended March 31, 2011
	One to four units	Five or more units	Commercial	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(564)	153	646	523	(20)	298	204	1,240
Recoveries	0	0	0	0	0	0	2	2
Loans charged off	(38)	0	(609)	(45)	0	0	(17)	(709)

Ending balance	$3,977	$2,622	$3,530	$7,387	$54	$1,598	$1,823	$20,991

The activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows:

Amount
(In thousands)
Beginning balance	$20,460
Provision for loan losses	574
Recoveries	0
Loans charged off	(924)

Ending balance	$20,110

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by segment of loans and based on impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	One to four units	Five or more units	Commercial	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$475	$69	$812	$3,086	$0	$1,236	$1,778	$7,456
Collectively evaluated for impairment	3,502	2,553	2,718	4,301	54	362	45	13,535

Total ending allowance balance	$3,977	$2,622	$3,530	$7,387	$54	$1,598	$1,823	$20,991

Loans:
Loans individually evaluated for impairment	$9,399	$1,878	$12,318	$30,653	$320	$3,986	$1,778	$60,332
Loans collectively evaluated for impairment	72,294	123,805	57,773	65,765	3,995	8,890	1,019	333,541

Total ending loans balance	$81,693	$125,683	$70,091	$96,418	$4,315	$12,876	$2,797	$393,873

	December 31, 2010
	One to four units	Five or more units	Commercial	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$0	$942	$1,541	$6,028
Collectively evaluated for impairment	4,156	2,400	2,558	4,791	74	358	93	14,430

Total ending allowance balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

Impaired loans were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Impaired loans with no allocated allowance:
Without charge-off	$22,400	$20,767
With charge-off	5,050	5,424
Impaired loans with allocated allowance:
Without charge-off	30,628	29,532
With charge-off	2,254	2,309

Total	$60,332	$58,032

Amount of the allowance for loan losses allocated	$7,456	$6,028

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$6,920	$5,758	$0	$7,953	$5,991	$0
Five or more units	205	205	0	600	586	0
Commercial real estate	7,734	7,320	0	8,409	8,133	0
Church	14,367	13,847	0	11,782	11,161	0
Construction	320	320	0	320	320	0
With an allowance recorded:
One to four units	3,808	3,641	475	4,129	3,971	423
Five or more units	1,673	1,673	69	1,674	1,674	69
Commercial real estate	5,193	4,998	812	5,072	5,073	935
Church	16,943	16,806	3,086	15,183	15,090	2,118
Commercial:
Sports	4,000	3,698	948	4,000	3,768	942
Other	288	288	288	0	0	0
Consumer:
Loan on savings	1,778	1,778	1,778	2,249	2,249	1,525
Other	0	0	0	16	16	16

Total	$63,229	$60,332	$7,456	$61,387	$58,032	$6,028

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

The following table presents the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the three months ended March 31, 2011.

	For the three months ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(In thousands)
With no related allowance recorded:
One to four units	$5,762	$16	$15
Five or more units	194	0	0
Commercial real estate	7,620	22	20
Church	11,857	59	50
Construction	320	0	0
With an allowance recorded:
One to four units	3,603	52	50
Five or more units	1,674	0	0
Commercial real estate	4,538	34	32
Church	16,097	181	181
Commercial:
Sports	3,751	0	0
Other	218	0	0
Consumer:
Loan on savings	2,131	0	0

Total	$57,765	$364	$348

For the three months ended March 31, 2010
(In thousands)
Average recorded investment in impaired loans	$47,722
Interest income recognized	325
Cash basis interest income	259

Interest income recognized during impairment represents interest income earned on accruing impaired loans. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.

The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31, 2011	December 31, 2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$764	$385
Church	5,218	5,533
Loans receivable, net:
One to four-units	5,681	6,227
Five or more units	1,878	1,865
Commercial real estate	9,444	10,321
Church	20,709	12,748
Construction	320	320
Commercial:
Sports	3,698	3,768
Other	288	0
Consumer:
Loan on Savings	1,778	2,249
Other	0	16

Total nonaccrual loans	$49,778	$43,432

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2011 and December 31, 2010.

The following table presents the aging of the recorded investment in past due loans, including loans held for sale, as of March 31, 2011 and December 31, 2010 by class of loans:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One to four units	$2,706	$267	$5,681	$8,654	$73,039
Five or more units	597	2,164	2,642	5,403	126,789
Commercial real estate	1,946	1,128	9,444	12,518	59,646
Church	4,983	387	25,927	31,297	73,912
Construction	0	782	320	1,102	3,213
Commercial:
Sports	0	0	3,698	3,698	2,000
Other	0	569	288	857	6,321
Consumer:
Loan on savings	0	992	1,778	2,770	14
Other	0	0	0	0	13

Total	$10,232	$6,289	$49,778	$66,299	$344,947

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One to four units	$2,716	$71	$6,227	$9,014	$73,750
Five or more units	2,014	1,068	2,250	5,332	139,419
Commercial real estate	769	1,287	10,321	12,377	65,460
Church	12,914	5,230	18,281	36,425	70,617
Construction	898	0	320	1,218	4,203
Commercial:
Sports	0	0	3,768	3,768	2,000
Other	325	0	0	325	6,085
Consumer:
Loan on savings	0	0	2,249	2,249	1,010
Other	0	0	16	16	13

Total	$19,636	$7,656	$43,432	$70,724	$362,557

At March 31, 2011, loans classified as a troubled debt restructurings (“TDR”) totaled $36.7 million, of which $18.3 million were included in nonaccrual loans and $18.4 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in nonaccrual loans and $22.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. The Company has specific allowances of $1.0 million and $1.6 million allocated to performing TDRs as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

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

•	Loss. Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2011 and December 31, 2010 is as follows:

	As of March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,765	$1,885	$7,959	$0	$0
Five or more units	117,342	4,305	4,036	0	0
Commercial real estate	43,580	3,982	22,310	0	0
Church	40,920	12,175	42,884	270	0
Construction	3,995	0	320	0	0
Commercial:
Sports	0	2,000	3,698	0	0
Other	875	5,706	597	0	0
Consumer:
Loan on savings	1,006	0	0	0	1,778
Other	13	0	0	0	0

Total	$279,496	$30,053	$81,804	$270	$1,778

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$0	$0
Five or more units	118,490	6,412	3,632	0	0
Commercial real estate	46,692	5,281	20,797	0	0
Church	42,931	14,229	40,204	270	0
Construction	4,203	320	898	0	0
Commercial:
Sports	0	2,000	3,768	0	0
Other	925	4,870	615	0	0
Consumer:
Loan on savings	1,010	0	2,249	0	0
Other	13	0	0	0	16

Total	$286,110	$35,552	$80,641	$270	$16

For additional information regarding our allowance for loan losses, see “Provision and Allowance for Loan Losses” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.84% at year-end 2010. The Company has stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the Office of Thrift Supervision (“OTS”) Regional Director. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to the following conditions:

•

The Company shall make a forbearance payment in the amount of $25,000 to the lender no later than July 31, 2011 provided that the Company is able to obtain the necessary approval to make such payment from the OTS or its successors, and in the event the Company is unable to obtain such approval by said date, the Company shall make such payment as soon as permitted thereafter.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

The Company is pursuing a comprehensive Recapitalization Plan to improve the Company’s capital structure. To date, the Company has obtained the consent of the U.S. Treasury to exchange the Company’s Series D and E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. In addition, the Company is in negotiations with the holders of Series A and Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company is also in negotiations with the lender to exchange a portion of the Company’s senior line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged and to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange.

The Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million or more in gross proceeds. The Company anticipates that these transactions will result in the issuance of approximately 7.5 million new shares of the Company’s common stock, which would constitute approximately 80% of the pro forma outstanding shares of the Company’s common stock.

NOTE (8) – Fair Value

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

March 31, 2011

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$9,715	$0	$9,715	$0

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$10,524	$0	$10,524	$0

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value at
	March 31, 2011	December 31, 2010
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$745	$366
Church	4,468	4,783
Impaired loans carried at fair value of collateral:
One to four units	3,168	3,775
Five or more units	1,605	1,606
Commercial real estate	3,013	2,542
Church	9,245	5,591
Commercial	2,773	2,826
Consumer		749
Real estate owned:
One to four units	1,635	1,086
Five or more units	253	260
Commercial real estate	1,295	568
Church	1,940	1,122

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

The following table provides information regarding our assets measured at fair value on a non-recurring basis at March 31, 2011, and the losses recognized on these assets for the three months ended March 31, 2011.

	Principal Amount at March 31, 2011	Valuation Allowance at March 31, 2011	Losses for the three months ended March 31, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,982	$769	$0
Impaired loans carried at fair value of collateral (2)	26,219	6,415	2,112
Real estate owned (3)	5,175	52	80

Total	$37,763	$7,236	$2,192

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.0 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2010, and the losses recognized on these assets for the year ended December 31, 2010.

	Principal Amount at December 31, 2010	Valuation Allowance at December 31, 2010	Losses for the year ended December 31, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,918	$769	$902
Impaired loans carried at fair value of collateral (2)	21,509	4,420	4,829
Real estate owned (3)	3,090	54	1,102

Total	$30,517	$5,243	$6,833

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.4 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$27,681	$27,681	$21,978	$21,978
Securities available-for-sale	9,715	9,715	10,524	10,524
Securities held-to-maturity	11,869	12,410	12,737	13,261
Loans receivable held for sale, net	16,072	16,072	29,411	29,411
Loans receivable, net	373,622	374,846	382,616	384,274
Federal Home Loan Bank stock	4,089	N/A	4,089	N/A
Accrued interest receivable	2,000	2,000	2,216	2,216

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

Financial Liabilities:
Deposits	$(340,923)	$(338,535)	$(348,445)	$(347,373)
Federal Home Loan Bank advances	(87,000)	(90,988)	(87,000)	(91,615)
Junior subordinated debentures	(6,000)	(4,704)	(6,000)	(4,609)
Other borrowings	(5,000)	(5,000)	(5,000)	(4,979)
Advance payments by borrowers for taxes and insurance	(341)	(341)	(272)	(272)
Accrued interest payable	(741)	(741)	(550)	(550)

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

NOTE (9) – Stock-based Compensation

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

There were no options granted during the quarter ended March 31, 2011. The Company recorded $23 thousand of stock-based compensation expense, net of tax, during the first quarter of 2011 compared to $34 thousand for the first quarter of 2010.

NOTE (10) – Loss Contingencies

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

March 31, 2011

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

On April 27, 2011, the Bank and Holliday/Canyon agreed to resolve the matter on the following terms: (1) Broadway shall pay the sum of $2,350,000 to Holliday/Canyon; (2) Holliday and Canyon shall dismiss their complaint and cross-complaint with prejudice as to Broadway; (3) Broadway shall dismiss its cross-complaint with prejudice as to Holliday and Canyon; and (4) the parties shall execute mutual, general releases. The parties are currently drafting a written settlement agreement. In the meantime, the court has vacated the trial date.

With respect to the foregoing matters, management increased the specific allowance allocated to this loan by $277 thousand during the first quarter of 2011 and has fully reserved for this loan as of March 31, 2011.

NOTE (11) – Regulatory Matters

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

We have met the minimums required to be well capitalized at March 31, 2011 and December 31, 2010 based on the prompt corrective action regulations, however we cannot be considered well capitalized due to our current regulatory agreement.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2011

Actual and normally required capital amounts and ratios at March 31, 2011 and December 31, 2010, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
March 31, 2011:
Tangible Capital to adjusted total assets	$42,784	8.99%	$7,136	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,784	8.99%	$19,029	4.00%	$23,786	5.00%	$38,057	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,784	12.12%	N/A	N/A	$21,182	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,318	13.40%	$28,242	8.00%	$35,303	10.00%	$42,363	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During the first quarter of 2011, the national economy continued to show signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2010 and moderate job growth. However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 8.8% and a California unemployment rate of 12.0% for March 2011. The passage of the Dodd-Frank Act in July 2010 is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Certain aspects of the Dodd-Frank Act will have an impact on us including the combination of our primary regulator, the OTS, with Office of the Comptroller of the Currency (“OCC”), the imposition of consolidated holding company capital requirements, and the changes to deposit insurance assessments.

Total assets decreased during the first quarter of 2011 primarily due to a decrease in our loan portfolio. The decrease in our loan portfolio was due to decreases in our one-to-four family, multi-family, commercial real estate, and church loan portfolios as repayments and sales outpaced our origination volume. Total deposits decreased during the first quarter of 2011 primarily due to decreases in certificates of deposit and brokered deposits. During the first quarter of 2011, we continued to allow maturing brokered deposits, including deposits obtained through the CDARS reciprocal referral system, to run off as total assets declined.

Our net loss for the first quarter of 2011 was $129 thousand, or ($0.24) per diluted share, compared to net earnings of $988 thousand, or $0.39 per diluted share, for the same period a year ago, representing a decrease in net earnings of $1.1 million. The annualized return on average assets was (0.11)% for the first quarter of 2011, compared to 0.76% for the first quarter of 2010. The annualized return on average equity was (1.55)% for the first quarter of 2011, compared to 12.34% for the same period in 2010. Our efficiency ratio was 75.15% for the first quarter of 2011, compared to 58.77% for the same period in 2010.

Results of Operations

Net Earnings

Net loss for the first quarter of 2011 was ($129) thousand, or ($0.24) per diluted common share, compared to net earnings of $988 thousand, or $0.39 per diluted common share, for the first quarter of 2010. The decrease in net earnings reflected lower net interest income before provision for loan losses, higher provision for loan losses, and lower non-interest income.

Net Interest Income

For the quarter ended March 31, 2011, our net interest income before provision for loan losses was $4.3 million, which represented a decrease of $1.1 million, or 21%, from the first quarter of 2010. The decrease in net interest income was primarily attributable to a decrease in average interest-earning assets, combined with a decrease in net interest margin. The decline in our net interest margin was due to lower yields on our interest-earning assets, primarily resulting from elevated levels of non-performing assets and higher average balances in lower yielding liquid assets, and higher cost of borrowings on our senior line of credit.

Average interest-earning assets for the first quarter of 2011 decreased to $479.8 million, down $39.6 million from the first quarter of 2010. The decrease in average interest-earning assets resulted in a $793 thousand reduction in interest income. Additionally, the annualized yield on our average interest-earning assets decreased 50 basis points to 5.44% for the first quarter of 2011, compared to the annualized yield of 5.94% for the same period a year ago. The 50 basis point decline in the annualized yield on our average interest-earning assets resulted in a $401 thousand reduction in interest income. Continued higher levels of non-performing assets, primarily non-performing loans, and higher average balances invested in lower yielding liquid assets contributed to the decline in the annualized yield on our interest-earning assets. Non-performing loans remain elevated as we work through the extended foreclosure process.

Average interest-bearing liabilities for the first quarter of 2011 decreased to $444.1 million, down $41.6 million from the first quarter of 2010. The decrease in average interest-bearing liabilities resulted in a $129 thousand reduction in interest expense. The annualized cost of our average interest-bearing liabilities increased 12 basis points to 2.01% for the first quarter of 2011 from the annualized cost of 1.89% for the same period a year ago. The 12 basis point increase in the annualized cost of our average interest-bearing liabilities resulted in a $59 thousand increase in interest expense and was primarily due to a 74 basis point increase in the annualized cost of borrowings partially offset by an 11 basis point decrease in the annualized cost of deposits. The increase in the annualized cost of borrowings primarily reflected a higher interest rate on our senior line of credit. Under the terms of our Order to Cease and Desist, we are precluded from servicing our outstanding debt. As a result, the interest rate on our senior line of credit increased by an additional 5% for the quarter. See Liquidity for further information on the senior line of credit.

Provision and Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio. At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

The provision for loan losses for the first quarter of 2011 totaled $1.2 million compared to $574 thousand for the same period a year ago. The $666 thousand increase in the provision for loan losses from the first quarter of 2010 to the first quarter of 2011 was primarily due to higher levels of loan delinquencies, non-performing loans and classified loans, which were partially offset by the $60.6 million decline in our loan portfolio over the same period. The provision recorded in the first quarter of 2011 reflects an additional specific loss allocation resulting from the settlement of litigation concerning a consumer loan secured by a deposit account that is described in “Item 1 Legal Proceedings” in Part II of this Report. We believe that settling this litigation, which was initiated in 2008, was the best course of action for our shareholders because the settlement eliminates any uncertainty regarding the matter and avoids any further drain on our management’s time and resources.

Net loan charge-offs during the first quarter of 2011 were $707 thousand, or 0.66% of average loans on an annualized basis, compared to $924 thousand, or 0.78% during the first quarter of 2010. Commercial real estate loans, church loans and one-to-four family residential real estate loans represented 86%, 6% and 5%, respectively, of charge-offs during the first quarter of 2011. Of the $709 thousand of loan charge-offs during the first quarter of 2011, $652 thousand were specifically reserved for at year-end 2010 and $57 thousand were specifically reserved for in the first quarter of 2011.

At March 31, 2011 our allowance for loan losses was $21.0 million, or 5.32% of our gross loans, compared to $20.5 million, or 5.08% of our gross loans, at year-end 2010. The ratio of the allowance for loan losses to NPLs decreased to 47.93% at March 31, 2011, compared to 54.53% at year-end 2010, primarily due to the increase in NPLs during the quarter. Our total allowances for losses after considering reserves for loans held for sale and REO were over $22.3 million at March 31, 2011.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2011, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OTS and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the quarter ended March 31, 2011 totaled $230 thousand compared to $322 thousand for the first quarter of 2010. The decrease from the first quarter of 2010 was primarily due to higher losses on sales of REO and a fair value adjustment to the mortgage servicing rights asset in the first quarter of 2011.

Non-interest Expense

Non-interest expense for the quarter ended March 31, 2011 totaled $3.5 million, unchanged from the first quarter of 2010, as increases in FDIC insurance expense, REO expenses and appraisal expenses related to delinquent loans were offset by decreases in compensation and benefits expense and professional services expense. During the first quarter of 2011 non-interest expense was also impacted by expenses related to the previously announced Recapitalization that we are pursuing.

Income Taxes

The Company’s effective income tax rate was 40.00% for the three months ended March 31, 2011 compared to 39.68% for the three months ended March 31, 2010. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets. The Company’s increase in its effective income tax rate for the three months ended March 31, 2011, versus the three months ended March 31, 2010, includes the impact of the projected increase in the valuation allowance for certain state deferred tax assets on the pretax loss for the quarter.

Financial Condition

Total Assets

Total assets were $476.7 million at March 31, 2011, which represented a decrease of $7.2 million, or 1%, from December 31, 2010. During the quarter ended March 31, 2011, net loans decreased by $9.0 million, loans held for sale decreased by $13.3 million and securities decreased by $1.7 million while cash and cash equivalents increased by $5.7 million, REO increased by $2.1 million and other assets increased by $9.3 million. Net loans decreased as loan repayments exceeded loan originations during the quarter ended March 31, 2011. The decrease in loans held for sale during the first quarter of 2011 was primarily due to loan sales of $10.8 million, which were sold at par, and loan payoffs of $3.3 million. Other assets increased primarily due to a receivable from loan sale and higher income taxes receivable.

Loan Portfolio

Our gross loan portfolio decreased by $8.7 million to $393.9 million at March 31, 2011 from $402.6 million at December 31, 2010. The $8.7 million decrease in our loan portfolio primarily consisted of a $2.8 million decrease in our multi-family residential real estate loan portfolio, a $2.7 million decrease in our commercial real estate loan portfolio, a $1.2 million decrease in church loan portfolio, a $1.1 million decrease in our one-to-four family residential real estate loan portfolio and a $1.1 million decrease in our construction loan portfolio.

Loan originations for the first quarter of 2011 totaled $1.6 million compared to $10.9 million for the first quarter of 2010. Loan repayments, including loan sales, for the quarter ended March 31, 2011 totaled $20.7 million compared to $9.0 million for the comparable quarter in 2010. Loans transferred to REO during the first quarter of 2011 totaled $2.2 million, compared to $1.1 million during the first quarter of 2010.

Deposits

Deposits totaled $340.9 million at March 31, 2011, down $7.5 million, or 2%, from year-end 2010. During the quarter ended March 31, 2011, core deposits (NOW, demand, money market and passbook accounts) increased by $1.4 million and represented 33% of total deposits at March 31, 2011 compared to 32% of total deposits at December 31, 2010. Our certificates of deposit (“CDs”) decreased by $8.9 million during the first quarter of 2011 and represented 67% of total deposits at March 31, 2011 compared to 68% of total deposits at December 31, 2010. The $8.9 million decrease in our CDs included a $5.7 million reduction in our brokered deposits. Over the past year, our funding strategy has included a plan to substantially eliminate brokered deposits, including deposits under the Certificate of Deposit Account Registry Service. To date, we have successfully reduced our brokered deposits to a level representing only 4% of total deposits at March 31, 2011, compared to 5% at December 31, 2010 and 24% at March 31, 2010.

Borrowings

Since the end of 2010, FHLB borrowings remained unchanged at $87.0 million, subordinated debentures remained unchanged at $6.0 million and other borrowings remained unchanged at $5.0 million. See Liquidity and Capital Resources for further information on other borrowings.

Non-Performing Assets

Non-performing assets, comprised of NPLs and REO, were $54.9 million, or 11.52% of total assets, at March 31, 2011, compared to $46.5 million, or 9.60% of total assets, at December 31, 2010. During the first quarter of 2011, NPLs, including non-performing loans held for sale, increased by $6.3 million to $49.8 million from the balance at the end of 2010. These loans consist of delinquent loans that are 90 days or more past due and certain loans and TDRs that do not qualify for accrual status. Despite the increase, our total classified loans, which include NPLs, decreased in number and dollar amount during the first quarter of 2011.

The NPLs included 29 church loans totaling $25.9 million, 13 commercial real estate loans totaling $9.5 million, 15 one-to-four family residential real estate loans totaling $5.7 million, five multi-family residential real estate loans totaling $2.6 million, three commercial loans totaling $4.0 million, one consumer loan totaling $1.8 million, and one land loan of $0.3 million. In addition to the NPLs discussed above, there were $18.4 million and $22.5 million of accruing TDRs at March 31, 2011 and December 31, 2010. These TDRs are on accrual status as the loans have complied with the terms of their restructured agreements for a period of six months or longer.

During the quarter ended March 31, 2011, REO increased by $2.1 million to $5.1 million from the end of 2010. At March 31, 2011 the Bank’s REO consisted of five one-to-four family residential properties, three multi-family residential properties and eight commercial real estate properties, five of which are church buildings. We sold one REO property during the first quarter and recorded a loss of $15 thousand. During the second quarter, we have been successful in our efforts to continue reducing non-performing assets as we have completed the sale of five more REO properties in the second quarter.

Performance Ratios

The annualized return on average assets was (0.11)% for the first quarter of 2011, compared to 0.76% for the first quarter of 2010. The annualized return on average equity was (1.55)% for the first quarter of 2011, compared to 12.34% for the same period in 2010. The decrease in our annualized returns on average equity and average assets between the first quarters was primarily due to lower profitability in the first quarter of 2011 as a result of higher provision for loan losses, lower net interest income and lower non-interest income.

The efficiency ratio for the first quarter of 2011 was 75.15%, compared to 58.77% for the same period of 2010. The deterioration in our efficiency ratio in the first quarter of 2011 was primarily due to lower net interest income and lower non-interest income.

Liquidity

The Bank’s primary source of funds is cash provided by principal and interest payments on loans and securities. In addition to cash provided by principal and interest payments on loans and securities, other sources of funds include cash provided by operating activities, deposits and borrowings.

Sources of funds for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities and other borrowings. Dividends and other capital distributions from the Bank are subject to general regulatory restrictions. The Company’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. However, as discussed in our Annual Report on Form 10-K, the OTS has placed limitations on the Company pursuant to which, among other limitations, the Company may not declare or pay dividends, incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OTS Regional Director.

Net cash inflows from operating activities totaled $6.8 million and $3.4 million during the first quarter of 2011 and 2010, respectively. Net cash inflows from operating activities for the three months ended March 31, 2011 were primarily attributable to payments of interest on loans and proceeds from sales of loans held for sale during 2011.

Net cash inflows (outflows) from investing activities totaled $6.3 million and ($1.4) million during the first quarter of 2011 and 2010, respectively. Net cash inflows from investing activities for the three months ended March 31, 2011 were attributable primarily to principal repayments on loans and residential mortgage-backed securities.

Net cash inflows (outflows) from financing activities totaled ($7.5) million and $8.1 million during the first quarter of 2011 and 2010, respectively. Net cash outflows from financing activities for the three months ended March 31, 2011 were attributable primarily to the net decrease in deposits.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and we are now in default under the line of credit agreement. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the Lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) until January 1, 2012 subject to certain conditions described in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Resources

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

The conditions to each of the above exchanges include requirements that the holder of our outstanding Series C Noncumulative Perpetual Convertible Preferred Stock concurrently exchange such preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of our common stock aggregating $5 million or more in gross proceeds. Based on the agreements in principle that we have reached, we anticipate that these transactions will result in the issuance of approximately 7.5 million new shares of our common stock, which would constitute approximately 80% of the pro forma outstanding shares of our common stock.

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

The Bank was in compliance with all capital requirements in effect at March 31, 2011, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they have consented to the issuance to them of cease and desist orders by the OTS effective September 09, 2010. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

Actual and normally required capital amounts and ratios at March 31, 2011 and December 31, 2010, together with the higher capital requirements that the OTS required the Bank to meet, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
March 31, 2011:
Tangible Capital to adjusted total assets	$42,784	8.99%	$7,136	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,784	8.99%	$19,029	4.00%	$23,786	5.00%	$38,057	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,784	12.12%	N/A	N/A	$21,182	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,318	13.40%	$28,242	8.00%	$35,303	10.00%	$42,363	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to March 31, 2011.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

On April 27, 2011, the Bank and Holliday/Canyon agreed to resolve the matter on the following terms: (1) Broadway shall pay the sum of $2,350,000 to Holliday/Canyon; (2) Holliday and Canyon shall dismiss their complaint and cross-complaint with prejudice as to Broadway; (3) Broadway shall dismiss its cross-complaint with prejudice as to Holliday and Canyon; and (4) the parties shall execute mutual, general releases. The parties are currently drafting a written settlement agreement. In the meantime, the court has vacated the trial date.

With respect to the foregoing matters, management increased the specific allowance allocated to this loan by $277 thousand during the first quarter of 2011 and has fully reserved for this loan as of March 31, 2011.

OTS Investigation

The OTS is conducting a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation the OTS has issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS has not informed us of the scope of its investigation, we believe the OTS investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. See “Item 1. Business – Regulation — Cease and Desist Orders of our Annual Report on Form 10-K for the year ended December 31, 2010.” We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of March 31, 2011.

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

Date: May 16, 2011	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer