Form 10-Q
period 2011-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2011-08-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,744,565 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of August 9, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
Assets	(Dollars in thousands, except per share amounts)
Cash	$12,621	$8,203
Federal funds sold	5,240	13,775

Cash and cash equivalents	17,861	21,978
Securities available for sale, at fair value	9,172	10,524
Securities held to maturity (fair value of $12,226 at June 30, 2011 and $13,261 at December 31, 2010)	11,692	12,737
Loans receivable held-for-sale, net	16,005	29,411
Loans receivable, net of allowance of $22,245 and $20,458	360,144	382,616
Accrued interest receivable	1,957	2,216
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,089
Office properties and equipment, net	4,909	5,094
Real estate owned (REO), net	6,690	3,036
Bank owned life insurance	2,566	2,522
Deferred tax assets	6,108	5,369
Other assets	5,881	4,338

Total assets	$447,074	$483,930

Liabilities and stockholders’ equity
Deposits	$312,371	$348,445
Federal Home Loan Bank advances	87,000	87,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	743	272
Other liabilities	5,232	4,353

Total liabilities	416,346	451,070

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at June 30, 2011 and December 31, 2010; liquidation preference of $9,394 at June 30, 2011 and $9,169 at December 31, 2010	8,963	8,963
Senior preferred, cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at June 30, 2011 and December 31, 2010; liquidation preference of $6,263 at June 30, 2011 and $6,113 at December 31, 2010	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2011 and December 31, 2010; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2011 and December 31, 2010	2	2
Preferred stock discount	(1,188)	(1,380)
Common stock, $.01 par value, authorized 8,000,000 shares at June 30, 2011 and December 31, 2010; issued 2,013,942 shares at June 30, 2011 and December 31, 2010; outstanding 1,744,565 shares at June 30, 2011 and 1,743,965 shares at December 31, 2010	20	20
Additional paid-in capital	14,439	14,395
Retained earnings-substantially restricted	5,656	8,074
Accumulated other comprehensive income, net of taxes of $204 at June 30, 2011 and $176 at December 31, 2010	306	263
Treasury stock-at cost, 269,377 shares at June 30, 2011 and 269,977 shares at December 31, 2010	(3,444)	(3,451)

Total stockholders’ equity	30,728	32,860

Total liabilities and stockholders’ equity	$447,074	$483,930

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,284	$7,478	$12,668	$14,955
Interest on mortgage backed and other securities	182	257	363	539
Other interest income	10	15	19	25

Total interest income	6,476	7,750	13,050	15,519

Interest on deposits	1,197	1,568	2,436	3,071
Interest on borrowings	851	851	1,840	1,646

Total interest expense	2,048	2,419	4,276	4,717

Net interest income before provision for loan losses	4,428	5,331	8,774	10,802
Provision for loan losses	3,434	309	4,674	883

Net interest income after provision for loan losses	994	5,022	4,100	9,919

Non-interest income:
Service charges	175	213	357	402
Net gains (losses) on mortgage banking activities	32	(109)	7	(85)
Net losses on sale of REO	(34)	(61)	(49)	(35)
Other	26	141	65	174

Total non-interest income	199	184	380	456

Non-interest expense:
Compensation and benefits	1,555	1,796	3,364	3,727
Occupancy expense, net	334	348	688	710
Information services	220	186	447	404
Professional services	292	386	460	596
Provision for losses on loans held-for-sale	6	472	26	547
Provision for losses on REO	702	30	782	111
FDIC insurance	354	215	637	462
Office services and supplies	140	133	282	277
Other	514	280	933	543

Total non-interest expense	4,117	3,846	7,619	7,377

Earnings (loss) before income taxes	(2,924)	1,360	(3,139)	2,998
Income tax expense (benefit)	(1,202)	514	(1,288)	1,164

Net earnings (loss)	$(1,722)	$846	$(1,851)	$1,834

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	$86	$168	$71	$257
Income tax effect	(34)	(67)	(28)	(103)

Other comprehensive income, net of tax	52	101	43	154

Comprehensive earnings (loss)	$(1,670)	$947	$(1,808)	$1,988

Net earnings (loss)	$(1,722)	$846	$(1,851)	$1,834
Dividends and discount accretion on preferred stock	(283)	(281)	(566)	(581)

Earnings (loss) available to common shareholders	$(2,005)	$565	$(2,417)	$1,253

Earnings (loss) per common share-basic	$(1.15)	$0.32	$(1.39)	$0.72

Earnings (loss) per common share-diluted	$(1.15)	$0.32	$(1.39)	$0.72

Dividends declared per share-common stock	$—	$—	$—	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,851)	$1,834
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	4,674	883
Provision for losses on loans receivable held-for-sale	26	547
Provision for losses on REO	782	111
Depreciation	206	214
Net amortization of deferred loan origination (fees) costs	20	(6)
Net amortization of premiums on mortgage-backed securities	59	102
Stock-based compensation expense	45	80
Earnings on bank owned life insurance	(44)	(48)
Net losses on sales of REO	49	35
Net (gains) losses on sales of loans	(11)	136
Net change in:
Accrued interest receivable	259	(98)
Deferred tax assets	(767)	(127)
Other assets	(1,543)	2,353
Other liabilities	790	(663)

Net cash provided by operating activities	2,694	5,353

Cash flows from investing activities:
Net change in loans receivable	10,136	3,037
Proceeds from sales and principal repayments of loans receivable held-for-sale	14,243	2,864
Available-for-sale securities:
Maturities, prepayments and calls	1,367	2,718
Held-to-maturity securities:
Maturities, prepayments and calls	1,042	1,998
Proceeds from sales of REO	2,305	1,396
Investment in affordable housing limited partnership	(286)	(359)
Redemption (Purchase) of FHLB stock	—	(62)
Additions to office properties and equipment	(21)	(102)

Net cash provided by investing activities	28,786	11,490

Cash flows from financing activities:
Net change in deposits	(36,074)	28,661
Proceeds from FHLB advances	7,000	—
Repayments on FHLB advances	(7,000)	(3,600)
Net increase in other borrowings	—	5,000
Cash dividends paid	—	(412)
Reissuance of treasury stock	6	6
Net change in advance payments by borrowers for taxes and insurance	471	(178)

Net cash provided by (used in) financing activities	(35,597)	29,477

Net change in cash and cash equivalents	(4,117)	46,320
Cash and cash equivalents at beginning of period	21,978	7,440

Cash and cash equivalents at end of period	$17,861	$53,760

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,912	$4,796

Cash paid for income taxes	$865	$—

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$6,414	$3,957

Transfers of loans receivable held-for-sale to REO	$266	$—

Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale	$—	$1,422

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.

NOTE (2) – Recently Issued Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. Since the provisions of ASU 2011-05 are presentation related only, the Company does not expect the adoption of ASU 2011-04 to have a material effect on its consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

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

The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$(1,722)	$846	$(1,851)	$1,834
Less: Preferred stock dividends and accretion	(283)	(281)	(566)	(581)

Earnings (loss) available to common shareholders	$(2,005)	$565	$(2,417)	$1,253

Weighted average common shares outstanding	1,744,216	1,743,609	1,744,091	1,743,488

Basic earnings (loss) per common share	$(1.15)	$0.32	$(1.39)	$0.72

Diluted
Net earnings (loss)	$(1,722)	$846	$(1,851)	$1,834
Less: Preferred stock dividends and accretion	(283)	(281)	(566)	(581)

Earnings (loss) available to common shareholders	$(2,005)	$565	$(2,417)	$1,253

Weighted average common shares outstanding	1,744,216	1,743,609	1,744,091	1,743,488
Add: dilutive effects of assumed exercises of stock options	N/A	900	N/A	3,485

Average shares and dilutive potential common shares	1,744,216	1,744,509	1,744,091	1,746,973

Diluted earnings (loss) per common share	$(1.15)	$0.32	$(1.39)	$0.72

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2011 and stock options for 237,547 and 212,700 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2010 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$8,662	$510	$—	$9,172

Total available-for-sale	$8,662	$510	$—	$9,172

Held-to-maturity
Residential mortgage-backed	$10,692	$445	$—	$11,137
U.S. Government and federal agency	1,000	89	—	1,089

Total held-to-maturity	$11,692	$534	$—	$12,226

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$10,085	$439	$—	$10,524

Total available-for-sale	$10,085	$439	$—	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$—	$12,162
U.S. Government and federal agency	1,000	99	—	1,099

Total held-to-maturity	$12,737	$524	$—	$13,261

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at June 30, 2011. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,089
Five to ten years	—	—	—	—
Beyond ten years	—	—	—	—
Residential mortgage-backed	8,662	9,172	10,692	11,137

Total	$8,662	$9,172	$11,692	$12,226

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

Securities pledged at June 30, 2011 and December 31, 2010 had a carrying amount of $11.7 million and $12.7 million and were pledged to secure public deposits and FHLB advances. At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the six months ended June 30, 2011 and 2010.

There were no securities with unrealized losses at June 30, 2011 and December 31, 2010. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, net

Loans receivable held-for-sale at June 30, 2011 and December 31, 2011 were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Loans receivable, held for sale:
Multi-family residential	$6,488	$16,217
Commercial real estate	2,068	5,067
Church	8,756	9,408
Valuation allowance for unrealized losses	(1,307)	(1,281)

Loans receivable, held for sale, net	$16,005	$29,411

Loans receivable held-for-sale, net, consisted of multi-family and commercial real estate loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $6.0 million, net of charge-offs of $122 thousand and a $776 thousand valuation allowance, as of June 30, 2011 and totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, at December 31, 2010. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $4.1 million, net of a $531 thousand valuation allowance, as of June 30, 2011 and totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of charge-off of $292 thousand, was transferred to REO during the six months ended June 30, 2011.

We recorded a lower of cost or market recovery on non-performing loans receivable held-for-sale of $35 thousand for the six months ended June 30, 2011. Net lower of cost or market write-downs on non-performing loans receivable held-for-sale totaled $131 thousand for the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we increased our valuation allowance by $61 thousand and $416 thousand, respectively, on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

NOTE (6) – Loans Receivable and Allowance for Loan Losses

Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)

Loans receivable, net:
One to four units	$81,022	$82,764
Five or more units	122,074	128,534
Commercial real estate	66,155	72,770
Church	95,050	97,634
Construction	4,271	5,421
Commercial:
Sports	5,698	5,768
Other	6,370	6,410
Consumer:
Loan on savings	1,006	3,259
Other	13	29

Total gross loans receivable	381,659	402,589
Less:
Loans in process	119	371
Net deferred loan fees (costs)	(881)	(889)
Unamortized discounts	32	33
Allowance for loan losses	22,245	20,458

Loans receivable, net	$360,144	$382,616

The activity in the allowance for loan losses by segment of loans for the three and six months ended June 30, 2011 was as follows:

	For the three months ended June 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$3,977	$2,622	$3,530	$7,387	$54	$1,598	$1,823	$20,991
Provision for loan losses	319	419	2,723	(46)	14	(60)	65	3,434
Recoveries	—	—	—	—	—	—	6	6
Loans charged off	(67)	(149)	—	(144)	—	—	(1,826)	(2,186)

Ending balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245

	For the six months ended June 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(245)	572	3,369	477	(6)	238	269	4,674
Recoveries	—	—	—	—	—	—	8	8
Loans charged off	(105)	(149)	(609)	(189)	—	—	(1,843)	(2,895)

Ending balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
	(In thousands)
Beginning balance	$20,110	$20,460
Provision for loan losses	309	883
Recoveries	—	—
Loans charged off	(1,957)	(2,881)

Ending balance	$18,462	$18,462

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by segment of loans and based on impairment method as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$871	$183	$3,400	$3,127	$—	$1,210	$—	$8,791
Collectively evaluated for impairment	3,358	2,709	2,853	4,070	68	328	68	13,454

Total ending allowance balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245

Loans:
Loans individually evaluated for impairment	$10,492	$3,067	$11,925	$30,850	$317	$3,983	$—	$60,634
Loans collectively evaluated for impairment	70,530	119,007	54,230	64,200	3,954	8,085	1,019	321,025

Total ending loans balance	$81,022	$122,074	$66,155	$95,050	$4,271	$12,068	$1,019	$381,659

	December 31, 2010
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$—	$942	$1,541	$6,028
Collectively evaluated for impairment	4,156	2,400	2,558	4,791	74	358	93	14,430

Total ending allowance balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

Impaired loans were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Impaired loans with no allocated allowance:
Without charge-off	$20,873	$20,767
With charge-off	7,087	5,424
Impaired loans with allocated allowance:
Without charge-off	32,095	29,532
With charge-off	579	2,309

Total	$60,634	$58,032

Amount of the allowance for loan losses allocated	$8,791	$6,028

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$6,664	$5,330	$—	$7,953	$5,991	$—
Five or more units	2,142	1,974	—	600	586	—
Commercial real estate	5,795	5,156	—	8,409	8,133	—
Church	15,652	15,183	—	11,782	11,161	—
Construction	317	317	—	320	320	—
With an allowance recorded:
One to four units	5,338	5,162	871	4,129	3,971	423
Five or more units	1,088	1,093	183	1,674	1,674	69
Commercial real estate	6,769	6,769	3,400	5,072	5,073	935
Church	15,766	15,667	3,127	15,183	15,090	2,118
Commercial:
Sports	4,000	3,698	925	4,000	3,768	942
Other	285	285	285	—	—	—
Consumer:
Loan on savings	—	—	—	2,249	2,249	1,525
Other	—	—	—	16	16	16

Total	$63,816	$60,634	$8,791	$61,387	$58,032	$6,028

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

The following table presents the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the six months ended June 30, 2011.

	For the six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(In thousands)
With no related allowance recorded:
One to four units	$5,767	$25	$25
Five or more units	1,739	13	13
Commercial real estate	8,369	37	36
Church	14,481	98	92
Construction	319	—	—
With an allowance recorded:
One to four units	3,860	113	116
Five or more units	808	—	—
Commercial real estate	4,268	57	57
Church	14,712	312	320
Commercial:
Sports	3,728	—	—
Other	247	—	—
Consumer:
Loan on savings	1,479	—	—

Total	$59,777	$655	$659

For the six months ended June 30, 2010
(In thousands)
Average recorded investment in impaired loans	$48,678
Interest income recognized	740
Cash basis interest income	555

Interest income recognized during impairment represents interest income earned on accruing impaired loans. Cash-basis interest income recognized represents cash received for interest payments on performing TDRs.

The following table presents the recorded investment in nonaccrual loans by class of loans:

	June 30, 2011	December 31, 2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$1,574	$385
Church	5,190	5,533
Loans receivable, net:
One to four-units	5,824	6,227
Five or more units	2,675	1,865
Commercial real estate	9,061	10,321
Church	20,132	12,748
Construction	317	320
Commercial:
Sports	3,698	3,768
Other	285	—
Consumer:
Loan on Savings	—	2,249
Other	—	16

Total nonaccrual loans	$48,756	$43,432

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

As of June 30, 2011, a commercial loan for $569 thousand was more than 90 days past due and was accruing interest. The loan has matured and is currently being modified but since the loan has always been current with monthly payments, the loan remained on accruing status. There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2010.

The following table presents the aging of the recorded investment in past due loans, including loans held for sale, as of June 30, 2011 and December 31, 2010 by class of loans:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One to four units	$5,795	$—	$5,824	$11,619	$69,403
Five or more units	251	769	4,249	5,269	123,293
Commercial real estate	733	1,424	9,061	11,218	57,005
Church	4,895	1,851	25,322	32,068	71,738
Construction	—	120	317	437	3,834
Commercial:
Sports	—	—	3,698	3,698	2,000
Other	99	—	854	953	5,417
Consumer:
Loan on savings	—	—	—	—	1,006
Other	—	—	—	—	13

Total	$11,773	$4,164	$49,325	$65,262	$333,709

	December 31,2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One to four units	$2,716	$71	$6,227	$9,014	$73,750
Five or more units	2,014	1,068	2,250	5,332	139,419
Commercial real estate	769	1,287	10,321	12,377	65,460
Church	12,914	5,230	18,281	36,425	70,617
Construction	898	—	320	1,218	4,203
Commercial:
Sports	—	—	3,768	3,768	2,000
Other	325	—	—	325	6,085
Consumer:
Loan on savings	—	—	2,249	2,249	1,010
Other	—	—	16	16	13

Total	$19,636	$7,656	$43,432	$70,724	$362,557

At June 30, 2011, loans classified as a troubled debt restructurings (“TDR”) totaled $36.5 million, of which $15.9 million were included in nonaccrual loans and $20.6 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in nonaccrual loans and $22.5 million were on accrual status as the loans have complied with the terms of their restructured agreements for a satisfactory period of time. The Company has specific allowances of $1.7 million and $1.6 million allocated to performing TDRs as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2011 and December 31, 2010 is as follows:

	As of June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$69,883	$3,220	$7,919	$—	$—
Five or more units	114,116	3,541	4,368	—	49
Commercial real estate	43,321	4,923	17,826	85	—
Church	39,488	12,457	42,136	370	599
Construction	1,046	2,908	317	—	—
Commercial:
Sports	—	2,000	3,698	—	—
Other	856	5,049	465	—	—
Consumer:
Loan on savings	1,006	—	—	—	—
Other	13	—	—	—	—

Total	$269,729	$34,098	$76,729	$455	$648

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$—	$—
Five or more units	118,490	6,412	3,632	—	—
Commercial real estate	46,692	5,281	20,797	—	—
Church	42,931	14,229	40,204	270	—
Construction	4,203	320	898	—	—
Commercial:
Sports	—	2,000	3,768	—	—
Other	925	4,870	615	—	—
Consumer:
Loan on savings	1,010	—	2,249	—	—
Other	13	—	—	—	16

Total	$286,110	$35,552	$80,641	$270	$16

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.79% at June 30, 2011. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the Office of Thrift Supervision (“OTS”) Regional Director. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to the following conditions:

•

The Company shall make a forbearance payment in the amount of $25,000 to the lender no later than July 31, 2011 provided that the Company is able to obtain the necessary approval to make such payment from the OTS or its successors, and in the event the Company is unable to obtain such approval by said date, the Company shall make such payment as soon as permitted thereafter. The Company has not received the required regulatory approval for such payment to date.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

The Company is pursuing a comprehensive Recapitalization Plan to improve the Company’s capital structure. To date, the Company has obtained the written consent of the U.S. Treasury to exchange the Company’s Series D and E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. In addition, the Company is in negotiations with the holders of Series A and Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company is also in negotiations with the lender to exchange a portion of the Company’s senior line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged and to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange.

The Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million or more in gross proceeds. The Company anticipates that these transactions would, if completed, result in the issuance of approximately 7.5 million new shares of the Company’s common stock, which would constitute approximately 80% of the pro forma outstanding shares of the Company’s common stock. There can be no assurance that management’s capital plan will be achieved.

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

June 30, 2011

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$9,172	$—	$9,172	$—

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$10,524	$—	$10,524	$—

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value at
	June 30, 2011	December 31, 2010
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$1,548	$366
Church	4,441	4,783
Impaired loans carried at fair value of collateral:
One to four units	2,957	3,775
Five or more units	1,940	1,606
Commercial real estate	2,193	2,542
Church	8,906	5,591
Commercial	2,773	2,826
Consumer	—	749
Real estate owned:
One to four units	1,269	1,086
Five or more units	279	260
Commercial real estate	3,943	568
Church	1,199	1,122

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

The following table provides information regarding our assets measured at fair value on a non-recurring basis at June 30, 2011, and the losses recognized on these assets for the six months ended June 30, 2011.

	Principal Amount at June 30, 2011	Valuation Allowance at June 30, 2011	Losses for the six months ended June 30, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$6,764	$776	$—
Impaired loans carried at fair value of collateral (2)	26,320	7,551	5,060
Real estate owned (3)	6,920	230	782

Total	$40,004	$8,557	$5,842

(1)    Losses are charged to provision for losses on loans receivable held-for-sale.

(2)    Losses are charged against the allowance for loan losses. Includes $7.1 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2011

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$17,861	$17,861	$21,978	$21,978
Securities available-for-sale	9,172	9,172	10,524	10,524
Securities held-to-maturity	11,692	12,226	12,737	13,261
Loans receivable held for sale, net	16,005	16,005	29,411	29,411
Loans receivable, net	360,144	360,871	382,616	384,274
Federal Home Loan Bank stock	4,089	N/A	4,089	N/A
Accrued interest receivable	1,957	1,957	2,216	2,216

Financial Liabilities:
Deposits	$(312,371)	$(311,113)	$(348,445)	$(347,373)
Federal Home Loan Bank advances	(87,000)	(91,906)	(87,000)	(91,615)
Junior subordinated debentures	(6,000)	(4,974)	(6,000)	(4,609)
Other borrowings	(5,000)	(4,979)	(5,000)	(4,979)
Advance payments by borrowers for taxes and insurance	(743)	(743)	(272)	(272)
Accrued interest payable	(915)	(915)	(550)	(550)

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

There were no options granted during the first six months of 2011. The Company recorded $27 thousand of stock-based compensation expense, net of tax, during the first six months of 2011 compared to $48 thousand for the first six months of 2010.

NOTE (10) – Regulatory Matters

The Bank is subject to regulatory capital requirements now administered by the Office of the Comptroller of the Currency, or OCC, which is the statutory successor under the Dodd-Frank Act to the former Office of Thrift Supervision, or OTS. The capital requirements, which remain the same as when administered by the OTS, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

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

The Company and the Bank have consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS (now OCC) regulations. The cease and desist orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its stockholders, without the prior written approval of the OCC. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the OCC.

We have met the minimums required to be well capitalized at June 30, 2011 and December 31, 2010 based on the prompt corrective action regulations, however we cannot be considered well capitalized while under the cease and desist order.

Actual and normally required capital amounts and ratios at June 30, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2011:
Tangible Capital to adjusted total assets	$39,381	8.87%	$6,662	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$39,381	8.87%	$17,765	4.00%	$22,206	5.00%	$35,529	8.00%
Tier 1(Core) Capital to risk weighted assets	$39,381	11.94%	N/A	N/A	$19,785	6.00%	N/A	N/A
Total Capital to risk weighted assets	$43,627	13.23%	$26,379	8.00%	$32,974	10.00%	$39,569	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Total assets decreased during the first six months of 2011 primarily due to a decrease in our loan portfolio. The decline in assets reflected the strategy that we have been implementing since the second quarter of 2010 to reduce and resolve non-performing assets and to slow down asset growth, in our efforts to maintain our capital ratios above the required thresholds. Total deposits decreased during the first six months of 2011, as we continued to allow maturing certificates of deposit and brokered deposits, including deposits obtained through the CDARS reciprocal referral system, to run off as total assets declined.

Our net loss for the three and six months ended June 30, 2011 were ($1.7) million and ($1.9) million, respectively, compared to net earnings of $846 thousand and $1.8 million, respectively, for the same period a year ago, representing a decrease in net earnings of $2.6 million and $3.7 million, respectively. The decrease in net earnings was primarily due to higher provision for loan losses and lower net interest income for the three and six months ended June 30, 2011.

The annualized returns on average equity for the three and six months ended June 30, 2011 were (21.41%) and (11.32%), compared to 10.28% and 11.29% for the three and six months ended June 30, 2010. The annualized returns on average assets for the three and six months ended June 30, 2011 were (1.48%) and (0.78%), compared to 0.62% and 0.69% for the three and six months June 30, 2010. The efficiency ratios for the three and six months ended June 30, 2011 were 73.68% and 74.40%, compared to 60.63% and 59.68% for the comparable periods in 2010.

Results of Operations

Net Earnings

Net loss for the second quarter of 2011 was ($1.7) million, or ($1.15) per diluted common share, compared to net earnings of $846 thousand, or $0.32 per diluted common share, for the second quarter of 2010. The net loss for the second quarter of 2011 was primarily due to higher provision for loan losses and lower net interest income.

For the six months ended June 30, 2011, net loss totaled ($1.9) million, or ($1.39) per diluted common share, compared to net earnings of $1.8 million, or $0.72 per diluted common share, for the same period in 2010.

Net Interest Income

For the quarter ended June 30, 2011, our net interest income before provision for loan losses was $4.4 million, which represented a decrease of $903 thousand, or 17%, from the second quarter of 2011. The decrease in net interest income was primarily attributable to a decrease in average interest-earning assets, combined with a decrease in net interest margin. The decline in our net interest margin primarily reflected elevated levels of non-performing assets.

Average interest-earning assets for the second quarter of 2011 decreased to $459.7 million, down $78.5 million from the second quarter of 2010. The decrease in average interest-earning assets resulted in a $1.0 million reduction in interest income. Additionally, the annualized yield on our average interest-earning assets decreased 11 basis points to 5.64% for the second quarter of 2011, compared to the annualized yield of 5.75% for the same period a year ago. The 11 basis point decline in the annualized yield on our average interest-earning assets resulted in a decrease of $244 thousand in interest income. Higher levels of non-performing assets, primarily non-performing loans and REOs, contributed to the decline in the annualized yield on our interest-earning assets.

Average interest-bearing liabilities for the second quarter of 2011 decreased to $429.3 million, down $75.7 million from the second quarter of 2010. The decrease in average interest-bearing liabilities resulted in a $353 thousand reduction in interest expense. The annualized cost of our average interest-bearing liabilities decreased 1 basis point to 1.91% for the second quarter of 2011 from the annualized cost of 1.92% for the same period a year ago, and resulted in a decrease of $18 thousand in interest expense.

For the six months ended June 30, 2011, net interest income before provision for loan losses totaled $8.8 million, down $2.0 million, or 19%, from $10.8 million of net interest income before provision for loan losses for the same period a year ago. The $2.0 million decrease in net interest income primarily resulted from a $59.2 million decrease in average interest-earning assets and a 35 basis point decrease in net interest margin.

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

The provision for loan losses for the second quarter of 2011 totaled $3.4 million compared to $309 thousand for the same period a year ago. The $3.1 million increase in the provision for loan losses from the second quarter of 2010 to the second quarter of 2011 primarily reflected the increase in specific valuation allowance on impaired loans, which was partially offset by the decrease in the general valuation allowance due to the reduction in our gross loan portfolio. During the second quarter of 2011, we recorded a $3.0 million specific loss allocation on a commercial real estate loan. The Bank decided on the specific loss allocation due to insufficient cash flow from the property to service the debt, a decline in real estate values resulting in the loan being substantially under collateralized and deteriorating borrower financial capacity to repay the loan from personal reserves.

For the six months ended June 30, 2011, the provision for loan losses totaled $4.7 million compared to $883 thousand of provisions for the same period a year-ago. The increase in loan loss provision was primarily due to the $3.0 million specific loss allocation on a commercial real estate loan (as discussed above), higher levels of non-performing loans and classified loans, which were partially offset by the $59.4 million decline in our loan portfolio as compared to the same period in 2010. During the six months ended June 30, 2011, the dollar amount and number of our classified loans and delinquent loans declined from the levels at December 31, 2010.

Net loan charge-offs during the first six months of 2011 were $2.9 million, or 1.38% of average loans on an annualized basis, compared to $2.9 million, or 1.22% during the first six months of 2010. Consumer loans represented 63% of the charge-offs during the first six months of 2011, primarily because of one write-off related to the settlement of litigation concerning a consumer loan secured by a deposit account. We believe that settling this litigation, which was initiated in 2008, was the best course of action for our shareholders because the settlement eliminates any uncertainty regarding the matter and avoids any further drain on our management’s time and resources. As of June 30, 2011, the consumer loan and the deposit account securing the loan have been closed and no additional losses are expected to be incurred on this matter. Commercial real estate loans represented 21% of charge-offs while church, multi-family and one-to-four family residential real estate loans, combined, represented 16% of charge-offs during the first six months of 2011. Of the $2.9 million of loan charge-offs during 2011, $2.2 million were specifically reserved for at year-end 2010 and $716 thousand were specifically reserved for during 2011.

At June 30, 2011 our allowance for loan losses was $22.2 million, or 5.83% of our gross loans, compared to $20.5 million, or 5.08% of our gross loans, at year-end 2010. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, decreased to 52.27% at June 30, 2011, compared to 54.53% at year-end 2010. Our coverage ratio (general allowance as a percentage of total non-impaired loans) was 4.19% as of June 30, 2011 and December 31, 2010. Our allowances for losses after considering reserves for loans held for sale and REO totaled $23.8 million at June 30, 2011, compared to $21.8 million at year-end 2010.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2011, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OTS and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the quarter ended June 30, 2011 totaled $199 thousand compared to $184 thousand for the second quarter of 2010. The increase from the second quarter of 2010 was primarily due to higher net gains on mortgage banking activities and lower net losses on sales of REO in the second quarter of 2011.

For the six months ended June 30, 2011, non-interest income totaled $380 thousand compared to $456 thousand for the same period a year ago. The decrease primarily reflects lower service charges and other income for the first six months of 2011.

Non-interest Expense

Non-interest expense for the quarter ended June 30, 2011 totaled $4.1 million, compared to $3.8 million for the second quarter of 2010. Higher non-interest expense in the second quarter of 2011 was primarily due to a $672 thousand increase in provision for losses on REO, a $139 thousand increase in FDIC insurance expense, and a $234 thousand increase in other expense, primarily higher REO expenses and appraisal expenses related to delinquent loans. These increases were partially offset by a $466 thousand decrease in provision for losses on loans held for sale, and a $241 thousand decrease in compensation and benefits expense.

For the six months ended June 30, 2011, non-interest expense totaled $7.6 million compared to $7.4 million for the same period a year ago. The increase in non-interest expense during the first half of 2011 primarily reflected higher provision for losses on REO, FDIC insurance expense, REO expenses, and appraisal expenses related to delinquent loans, which were partially offset by lower provision for losses on loans held for sale, compensation and benefits expense, and professional services expense.

Income Taxes

The Company’s effective income tax rate was 41.11% and 41.03% for the three and six months ended June 30, 2011 compared to 37.79% and 38.83% for the three and six months ended June 30, 2010. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets. The Company’s change in its effective income tax rate for the three and six months ended June 30, 2011, versus the three and six months ended June 30, 2010, includes the impact of low-housing income credit and increase in valuation allowance related to the future utilization of the state deferred tax assets. Based on the future projected book income and utilization of the federal deferred tax assets, the management has determined that a valuation allowance against the federal deferred tax assets is not required.

Financial Condition

Total Assets

Total assets were $447.1 million at June 30, 2011, which represented a decrease of $36.9 million, or 8%, from December 31, 2010. During the first six months of 2011, net loans decreased by $22.5 million, loans held for sale decreased by $13.4 million, cash and cash equivalents decreased by $4.1 million and securities decreased by $2.4 million while REO increased by $3.7 million.

Loan Portfolio

Our gross loan portfolio decreased by $20.9 million to $381.7 million at June 30, 2011 from $402.6 million at December 31, 2010, primarily as loan repayments exceeded loan originations during the six months ended June 30, 2011. The $20.9 million decrease in our loan portfolio primarily consisted of a $6.6 million decrease in our commercial real estate loan portfolio, a $6.5 million decrease in our multi-family residential real estate loan portfolio, a $2.6 million decrease in our church loan portfolio, a $2.3 million decrease in our consumer loan portfolio, a $1.7 million decrease in our one-to-four family residential real estate loan portfolio, and a $1.1 million decrease in our construction loan portfolio.

Loan originations for the first six months of 2011 totaled $2.3 million compared to $15.3 million for the first six months of 2010. Loan repayments for the six months ended June 30, 2011 totaled $12.8 million compared to $19.3 million for the comparable period in 2010. Loans transferred to REO during the first six months of 2011 totaled $6.4 million, compared to $4.0 million during the first six months of 2010. Loans transferred to loans held for sale during the first six months of 2011 totaled $1.1 million, compared to $1.4 million during the first six months of 2010.

Loans held for sale decreased from $29.4 million at December 31, 2010 to $16.0 million at June 30, 2011. The $13.4 million decrease during the first six months of 2011 was primarily due to loan sales of $10.8 million, which were sold at par, and loan repayments of $3.4 million.

Deposits

Deposits totaled $312.4 million at June 30, 2011, down $36.1 million, or 10%, from year-end 2010. During the first six months of 2011, core deposits (NOW, demand, money market and passbook accounts) decreased by $9.8 million and represented 32% of total deposits at June 30, 2011 and December 31, 2010. Our certificates of deposit (“CDs”) decreased by $26.3 million during the first six months of 2011 and represented 68% of total deposits at June 30, 2011 and December 31, 2010. The $26.3 million decrease in CDs was primarily due to maturities of $20.0 million of State of California CDs and a reduction of $8.3 million in brokered deposits. Over the past year, our funding strategy has included a plan to substantially eliminate brokered deposits, including deposits under the Certificate of Deposit Account Registry Service. To date, we have successfully reduced our brokered deposits to a level representing only 3% of total deposits at June 30, 2011, compared to 5% at December 31, 2010 and 17% at June 30, 2010.

Borrowings

Since the end of 2010, FHLB borrowings remained unchanged at $87.0 million, as we borrowed $7.0 million from the FHLB to repay $7.0 million of maturing advance. Subordinated debentures remained unchanged at $6.0 million and other borrowings remained unchanged at $5.0 million. See Liquidity and Capital Resources for further information on other borrowings.

Non-Performing Assets

Non-performing assets, comprised of NPLs and REO, were $56.0 million, or 12.53% of total assets, at June 30, 2011, compared to $46.5 million, or 9.60% of total assets, at December 31, 2010. During the first six months of 2011, NPLs, including non-performing loans held for sale, increased by $5.9 million to $49.3 million from $43.4 million at the end of 2010. These loans consist of delinquent loans that are 90 days or more past due and certain loans and TDRs that do not qualify for accrual status. Despite the increase in NPAs during the first six months of 2011, our total delinquencies and our total classified loans, which include NPLs, decreased in number and dollar amount during the first six months of 2011. In addition, at June 30, 2011, approximately $20.8 million, or 42.2%, of our NPLs were paying currently.

The NPLs included 31 church loans totaling $25.3 million, 13 commercial real estate loans totaling $9.1 million, 19 one-to-four family residential real estate loans totaling $5.8 million, 10 multi-family residential real estate loans totaling $4.2 million, four commercial loans totaling $4.6 million, and one land loan of $0.3 million. In addition to the NPLs discussed above, there were $20.6 million and $22.5 million of accruing TDRs at June 30, 2011 and December 31, 2010. These TDRs are on accrual status as the loans have complied with the terms of their restructured agreements for a period of six months or longer.

During the six months ended June 30, 2011, REO increased by $3.7 million to $6.7 million from $3.0 million at the end of 2010. At June 30, 2011 the Bank’s REO consisted of three one-to-four family residential properties, two multi-family residential properties and seven commercial real estate properties, four of which are church buildings. As we continue our efforts to reduce non-performing assets, we sold nine REO properties totaling $2.4 million and recorded net loss of $49 thousand during the first six months of 2011. Net lower of cost or market write-downs on REO totaled $782 thousand for the six months ended June 30, 2011 compared to $111 thousand for the same period in 2010.

Performance Ratios

The annualized returns on average equity for the three and six months ended June 30, 2011 were (21.41%) and (11.32%), compared to 10.28% and 11.29% for the three and six months ended June 30, 2010. The annualized returns on average assets for the three and six months ended June 30, 2011 were (1.48%) and (0.78%), compared to 0.62% and 0.69% for the three and six months June 30, 2010. The decrease in our annualized returns on average equity and average assets was primarily due to lower profitability for the three and six months ended June 30, 2011 as a result of higher provision for loan losses and lower net interest income.

The efficiency ratios for the three and six months ended June 30, 2011 were 73.68% and 74.40%, compared to 60.63% and 59.68% for the comparable periods in 2010. The deterioration in our efficiency ratio in 2011 was primarily due to lower net interest income, which was caused by higher levels of nonperforming assets and lower average interest-earning assets, and higher non-interest expenses, related to higher levels of costs related to REO, increase premiums charged by the FDIC and higher appraisal costs.

Liquidity

The Bank’s primary source of funds is cash provided by principal and interest payments on loans and securities. In addition to cash provided by principal and interest payments on loans and securities, other sources of funds include cash provided by operating activities, deposits and borrowings.

Sources of funds for the Company on a stand-alone basis include distributions from the Bank and the issuance of equity and debt securities and other borrowings. The Company’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. Dividends and other capital distributions from the Bank, however, are subject to general regulatory restrictions and to the special restrictions arising under the cease and desist orders issued to the Bank and to the Company by the OTS that are summarized in Note (10) to our Financial Statements included in Part I of this Report and are further described in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Under the cease and desist orders, neither the Bank nor the Company may declare or pay dividends, and the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock, without prior notice to and receipt of written notice of non-objection from the OCC.

Net cash inflows from operating activities totaled $2.7 million and $5.4 million during the first six months of 2011 and 2010, respectively. Net cash inflows from operating activities for the six months ended June 30, 2011 were primarily attributable to payments of interest on loans.

Net cash inflows from investing activities totaled $28.8 million and $11.5 million during the first six months of 2011 and 2010, respectively. Net cash inflows from investing activities for the six months ended June 30, 2011 were attributable primarily to proceeds from sales of loans receivable held for sale, principal repayments on loans and residential mortgage-backed securities and proceeds from sales of REOs.

Net cash inflows (outflows) from financing activities totaled ($35.6) million and $29.5 million during the first six months of 2011 and 2010, respectively. Net cash outflows from financing activities for the six months ended June 30, 2011 were attributable primarily to the net decrease in deposits.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and we are now in default under the line of credit agreement. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OTS to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the Lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) until January 1, 2012 subject to certain conditions described in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There is no assurance that the tender will extend this forbearance beyond January 1, 2012.

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

The conditions to each of the above exchanges include requirements that the holder of our outstanding Series C Noncumulative Perpetual Convertible Preferred Stock concurrently exchange such preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of our common stock aggregating $5 million or more in gross proceeds. Based on the agreements in principle that we have reached, we anticipate that these transactions would, if completed, result in the issuance of approximately 7.5 million new shares of our common stock, which would constitute approximately 80% of the pro forma outstanding shares of our common stock.

Regulatory Capital

The capital regulations applicable to the Bank, which are now administered by the OCC, include three separate minimum capital requirements. First, the tangible capital requirement mandates that the Bank’s stockholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital (as defined by the OCC) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance- sheet items for this purpose.

The Bank was in compliance with all capital requirements in effect at June 30, 2011, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

Actual and normally required capital amounts and ratios at June 30, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet, under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2011:
Tangible Capital to adjusted total assets	$39,381	8.87%	$6,662	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$39,381	8.87%	$17,765	4.00%	$22,206	5.00%	$35,529	8.00%
Tier 1(Core) Capital to risk weighted assets	$39,381	11.94%	N/A	N/A	$19,785	6.00%	N/A	N/A
Total Capital to risk weighted assets	$43,627	13.23%	$26,379	8.00%	$32,974	10.00%	$39,569	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to June 30, 2011.

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

In or about May 2011, the Bank and Holliday/Canyon entered into a written settlement agreement to resolve the matter on the following terms: (1) Broadway paid the sum of $2,350,000 to Holliday/Canyon; (2) Holliday and Canyon dismissed their complaint and cross-complaint with prejudice as to Broadway; (3) Broadway dismissed its cross-complaint with prejudice as to Holliday and Canyon; and (4) the parties executed mutual, general releases. The Holliday and Canyon complaint and the Broadway cross-complaint were dismissed with prejudice on June 9, 2011.

BancInsure, the Bank’s liability insurer, contributed $150,000 to the settlement in exchange for a release of all claims related to Holliday, Canyon and the transactions described above. BancInsure, moreover, has paid the Bank in excess of $375,000 for the fees and costs incurred by the Bank in defending against the Holliday and Canyon actions.

With respect to the foregoing matters, management has closed the deposit account securing the loan and has written off the loan, which was fully reserved for as of March 31, 2011.

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. See “Item 1. Business – Regulation — Cease and Desist Orders of our Annual Report on Form 10-K for the year ended December 31, 2010.” We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of June 30, 2011.

Item 1A.	RISK FACTORS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	101 XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By:	/s/ Paul C. Hudson
Paul C. Hudson
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer