Form 10-Q/A
period 2011-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2011-08-23
CIK 1001171

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

			Page
PART II.	OTHER INFORMATION

	Item 6.	Exhibits	1

	Signatures		2

	Ex 31.1	Section 302 Certification of CEO

	Ex 31.2	Section 302 Certification of CFO

	Ex 32	Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, as filed by the registrant with the Securities and Exchange Commission on August 15, 2011, and is being filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended June 30, 2011.

Pursuant to Rules 12b-15 and 13a-14 of the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive officer and chief financial officer.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

	Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS		XBRL Instance Document (1)

	101.SCH		XBRL Taxonomy Extension Schema Document (1)

	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (1)

	101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document (1)

	101.LAB		XBRL Taxonomy Extension Label Linkbase Document (1)

	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2011	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: August 23, 2011	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer

2