Form 10-Q
period 2011-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2011-12-21
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,744,565 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of December 13, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
	(Dollars in thousands, except per share amounts)
Assets
Cash	$13,735	$8,203
Federal funds sold	7,240	13,775

Cash and cash equivalents	20,975	21,978
Securities available for sale, at fair value	8,612	10,524
Securities held to maturity (fair value of $11,509 at September 30, 2011 and $13,261 at December 31, 2010)	11,000	12,737
Loans receivable held-for-sale, net	15,212	29,411
Loans receivable, net of allowance of $19,805 and $20,458	339,479	382,616
Accrued interest receivable	1,759	2,216
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,089
Office properties and equipment, net	4,821	5,094
Real estate owned (REO), net	5,385	3,036
Bank owned life insurance	2,588	2,522
Deferred tax assets	2,873	5,369
Other assets	5,444	4,338

Total assets	$422,237	$483,930

Liabilities and stockholders’ equity
Deposits	$294,850	$348,445
Federal Home Loan Bank advances	87,000	87,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	584	272
Other liabilities	5,768	4,353

Total liabilities	399,202	451,070

Stockholders’ Equity:
Senior preferred, cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at September 30, 2011 and December 31, 2010; liquidation preference of $9,619 at September 30, 2011 and $9,281 at December 31, 2010	8,963	8,963
Senior preferred, cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at September 30, 2011 and December 31, 2010; liquidation preference of $6,412 at September 30, 2011 and $6,188 at December 31, 2010	5,974	5,974
Preferred, non-cumulative and non-voting stock, $.01 par value, authorized 1,000,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2011 and December 31, 2010; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at September 30, 2011 and December 31, 2010	2	2
Preferred stock discount	(1,092)	(1,380)
Common stock, $.01 par value, authorized 8,000,000 shares at September 30, 2011 and December 31, 2010; issued 2,013,942 shares at September 30, 2011 and December 31, 2010; outstanding 1,744,565 shares at September 30, 2011 and 1,743,965 shares at December 31, 2010	20	20
Additional paid-in capital	14,460	14,395
Retained earnings (accumulated deficit)	(2,141)	8,074
Accumulated other comprehensive income, net of taxes of $206 at September 30, 2011 and $176 at December 31, 2010	293	263
Treasury stock-at cost, 269,377 shares at September 30, 2011 and 269,977 shares at December 31, 2010	(3,444)	(3,451)

Total stockholders’ equity	23,035	32,860

Total liabilities and stockholders’ equity	$422,237	$483,930

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$6,062	$7,231	$18,730	$22,186
Interest on mortgage backed and other securities	176	228	539	767
Other interest income	9	16	28	41

Total interest income	6,247	7,475	19,297	22,994

Interest on deposits	1,056	1,492	3,492	4,563
Interest on borrowings	859	865	2,699	2,511

Total interest expense	1,915	2,357	6,191	7,074

Net interest income before provision for loan losses	4,332	5,118	13,106	15,920
Provision for loan losses	3,814	1,740	8,488	2,623

Net interest income after provision for loan losses	518	3,378	4,618	13,297

Non-interest income:
Service charges	176	275	533	677
Net gains (losses) on mortgage banking activities	(80)	13	(73)	(72)
Net losses on sale of REO	(7)	(53)	(56)	(88)
Other	25	788	90	962

Total non-interest income	114	1,023	494	1,479

Non-interest expense:
Compensation and benefits	1,618	1,696	4,982	5,423
Occupancy expense, net	330	359	1,018	1,069
Information services	200	198	647	602
Professional services	284	214	744	810
Provision for losses on loans held-for-sale	702	556	728	1,103
Provision for losses on REO	1,251	669	2,033	780
FDIC insurance	144	233	781	695
Office services and supplies	135	147	417	424
Other	447	516	1,380	1,059

Total non-interest expense	5,111	4,588	12,730	11,965

Earnings (loss) before income taxes	(4,479)	(187)	(7,618)	2,811
Income tax expense (benefit)	3,055	(31)	1,767	1,133

Net earnings (loss)	$(7,534)	$(156)	$(9,385)	$1,678

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(11)	$(122)	$60	$135
Income tax effect	(2)	49	(30)	(54)

Other comprehensive income (loss), net of tax	(13)	(73)	30	81

Comprehensive earnings (loss)	$(7,547)	$(229)	$(9,355)	$1,759

Net earnings (loss)	$(7,534)	$(156)	$(9,385)	$1,678
Dividends and discount accretion on preferred stock	(264)	(282)	(830)	(863)

Earnings (loss) available to common shareholders	$(7,798)	$(438)	$(10,215)	$815

Earnings (loss) per common share-basic	$(4.47)	$(0.25)	$(5.86)	$0.47

Earnings (loss) per common share-diluted	$(4.47)	$(0.25)	$(5.86)	$0.47

Dividends declared per share-common stock	$—	$—	$—	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(9,385)	$1,678
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	8,488	2,623
Provision for losses on loans receivable held-for-sale	728	1,103
Provision for losses on REO	2,033	780
Depreciation	306	320
Net amortization of deferred loan origination (fees) costs	3	6
Net amortization of premiums on mortgage-backed securities	78	148
Stock-based compensation expense	66	103
Earnings on bank owned life insurance	(66)	(82)
Net losses on sales of REO	56	88
Net losses on sales of loans	88	136
Net change in:
Accrued interest receivable	457	(92)
Deferred tax assets	2,466	(131)
Other assets	(1,388)	2,220
Other liabilities	1,377	(320)

Net cash provided by operating activities	5,307	8,580

Cash flows from investing activities:
Net change in loans receivable	24,413	7,234
Proceeds from sales and principal repayments of loans receivable held-for-sale	15,661	3,841
Available-for-sale securities:
Maturities, prepayments and calls	1,898	3,586
Held-to-maturity securities:
Maturities, prepayments and calls	1,733	2,766
Proceeds from sales of REO	3,712	2,455
Investment in affordable housing limited partnership	(417)	(359)
Redemption of FHLB stock	—	106
Additions to office properties and equipment	(33)	(115)

Net cash provided by investing activities	46,967	19,514

Cash flows from financing activities:
Net change in deposits	(53,595)	(14,635)
Proceeds from FHLB advances	7,000	—
Repayments on FHLB advances	(7,000)	(3,600)
Net increase in other borrowings	—	5,000
Cash dividends paid	—	(527)
Reissuance of treasury stock	6	6
Net change in advance payments by borrowers for taxes and insurance	312	379

Net cash used in financing activities	(53,277)	(13,377)

Net change in cash and cash equivalents	(1,003)	14,717
Cash and cash equivalents at beginning of period	21,978	7,440

Cash and cash equivalents at end of period	$20,975	$22,157

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,661	$7,145

Cash paid for income taxes	$980	$—

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$7,691	$4,404

Transfers of loans receivable held-for-sale to REO	$266	$344

Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale	$2,544	$1,422

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its consolidated financial statements.

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

September 30, 2011

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

The following table shows how the Company computed basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$(7,534)	$(156)	$(9,385)	$1,678
Less: Preferred stock dividends and accretion	(264)	(282)	(830)	(863)

Earnings (loss) available to common shareholders	$(7,798)	$(438)	$(10,215)	$815

Weighted average common shares outstanding	1,744,565	1,743,965	1,744,251	1,743,649

Basic earnings (loss) per common share	$(4.47)	$(0.25)	$(5.86)	$0.47

Diluted
Net earnings (loss)	$(7,534)	$(156)	$(9,385)	$1,678
Less: Preferred stock dividends and accretion	(264)	(282)	(830)	(863)

Earnings (loss) available to common shareholders	$(7,798)	$(438)	$(10,215)	$815

Weighted average common shares outstanding	1,744,565	1,743,965	1,744,251	1,743,649
Add: dilutive effects of assumed exercises of stock options	N/A	N/A	N/A	1,319

Average shares and dilutive potential common shares	1,744,565	1,743,965	1,744,251	1,744,967

Diluted earnings (loss) per common share	$(4.47)	$(0.25)	$(5.86)	$0.47

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2011 and stock options for 237,547 and 223,547 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2010 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss), for available-for-sale investment securities, were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$8,113	$499	$—	$8,612

Total available-for-sale	$8,113	$499	$—	$8,612

Held-to-maturity
Residential mortgage-backed	$10,000	$429	$—	$10,429
U.S. Government and federal agency	1,000	80	—	1,080

Total held-to-maturity	$11,000	$509	$—	$11,509

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Residential mortgage-backed	$10,085	$439	$—	$10,524

Total available-for-sale	$10,085	$439	$—	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$—	$12,162
U.S. Government and federal agency	1,000	99	—	1,099

Total held-to-maturity	$12,737	$524	$—	$13,261

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at September 30, 2011. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity	(In thousands)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,080
Five to ten years	—	—	—	—
Beyond ten years	—	—	—	—
Residential mortgage-backed	8,113	8,612	10,000	10,429

Total	$8,113	$8,612	$11,000	$11,509

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

Securities pledged at September 30, 2011 and December 31, 2010 had a carrying amount of $11.0 million and $12.7 million and were pledged to secure public deposits and FHLB advances. At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three and nine months ended September 30, 2011 and 2010.

There were no securities with unrealized losses at September 30, 2011 and December 31, 2010. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Multi-family residential	$6,463	$16,217
Commercial real estate	2,064	5,067
Church	7,993	9,408
Valuation allowance for unrealized losses	(1,308)	(1,281)

Loans receivable, held for sale, net	$15,212	$29,411

Loans receivable held-for-sale, net, consisted of multi-family, commercial real estate and church loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $5.5 million, net of charge-offs of $823 thousand and a $910 thousand valuation allowance, as of September 30, 2011 and totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, at December 31, 2010. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $3.8 million, net of a $398 thousand valuation allowance, as of September 30, 2011 and totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of charge-off of $292 thousand, was transferred to REO during the nine months ended September 30, 2011.

Net lower of cost or market write-downs on non-performing loans receivable held-for-sale totaled $667 thousand for the nine months ended September 30, 2011, compared to $817 thousand for the same period in 2010. Additionally, during the nine months ended September 30, 2011 and 2010, we increased our valuation allowance by $61 thousand and $286 thousand, respectively, on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

NOTE (6) – Loans Receivable

Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Real estate:
One to four units	$77,876	$82,764
Five or more units	111,294	128,534
Commercial real estate	64,094	72,770
Church	92,149	97,634
Construction	4,230	5,421
Commercial:
Sports	2,000	5,768
Other	5,876	6,410
Consumer:
Loan on savings	1,006	3,259
Other	13	29

Total gross loans receivable	358,538	402,589
Less:
Loans in process	119	371
Net deferred loan fees (costs)	(883)	(889)
Unamortized discounts	18	33
Allowance for loan losses	19,805	20,458

Loans receivable, net	$339,479	$382,616

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011:

	For the three months ended September 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245
Provision for loan losses	181	249	204	564	(1)	2,627	(10)	3,814
Recoveries	—	—	—	—	—	—	15	15
Loans charged off	(519)	(289)	(207)	(1,623)	—	(3,631)	—	(6,269)

Ending balance	$3,891	$2,852	$6,250	$6,138	$67	$534	$73	$19,805

	For the nine months ended September 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(64)	821	3,573	1,041	(7)	2,865	259	8,488
Recoveries	—	—	—	—	—	—	23	23
Loans charged off	(624)	(438)	(816)	(1,812)	—	(3,631)	(1,843)	(9,164)

Ending balance	$3,891	$2,852	$6,250	$6,138	$67	$534	$73	$19,805

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
	(In thousands)
Beginning balance	$18,462	$20,460
Provision for loan losses	1,740	2,623
Recoveries	3	3
Loans charged off	(1,723)	(4,604)

Ending balance	$18,482	$18,482

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$858	$139	$3,259	$1,927	$—	$285	$—	$6,468
Collectively evaluated for impairment	3,033	2,713	2,991	4,211	67	249	73	13,337

Total ending allowance balance	$3,891	$2,852	$6,250	$6,138	$67	$534	$73	$19,805

Loans:
Loans individually evaluated for impairment	$13,393	$4,277	$12,340	$30,169	$313	$285	$—	$60,777
Loans collectively evaluated for impairment	64,483	107,017	51,754	61,980	3,917	7,591	1,019	297,761

Total ending loans balance	$77,876	$111,294	$64,094	$92,149	$4,230	$7,876	$1,019	$358,538

	December 31, 2010
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$—	$942	$1,541	$6,028
Collectively evaluated for impairment	4,156	2,400	2,558	4,791	74	358	93	14,430

Total ending allowance balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

The following table presents information related to impaired loans by class of loans as of and for the nine months ended September 30, 2011:

	September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$5,686	$4,082	$—	$4,922	$—	$—
Five or more units	3,393	3,306	—	2,239	—	—
Commercial real estate	7,586	7,221	—	10,444	134	132
Church	17,286	15,324	—	15,660	93	92
Construction	313	313	—	317	—	—
Commercial:
Sports	4,000	—	—	3,336	—	—
Consumer:
Loan on savings	—	—	—	1,035	—	—
With an allowance recorded:
One to four units	9,649	9,311	858	5,236	227	227
Five or more units	971	971	139	742	18	18
Commercial real estate	5,119	5,119	3,259	2,173	—	—
Church	15,099	14,845	1,927	14,130	486	464
Commercial:
Other	285	285	285	259	—	—

Total	$69,387	$60,777	$6,468	$60,493	$958	$933

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs. Interest income recognized during impairment represents interest income earned on performing TDRs. Cash-basis interest income recognized represents cash received for interest payments on performing TDRs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

The following table presents information related to impaired loans by class of loans as of December 31, 2010:

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$7,953	$5,991	$—
Five or more units	600	586	—
Commercial real estate	8,409	8,133	—
Church	11,782	11,161	—
Construction	320	320	—
With an allowance recorded:
One to four units	4,129	3,971	423
Five or more units	1,674	1,674	69
Commercial real estate	5,072	5,073	935
Church	15,183	15,090	2,118
Commercial:
Sports	4,000	3,768	942
Other	—	—	—
Consumer:
Loan on savings	2,249	2,249	1,525
Other	16	16	16

Total	$61,387	$58,032	$6,028

For the nine months ended September 30, 2010
(In thousands)
Average recorded investment in impaired loans	$49,146
Interest income recognized during impairment	1,062
Cash basis interest income recognized	826

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$1,559	$385
Commercial real estate	413	—
Church	4,436	5,533
Loans receivable, net:
One to four-units	8,095	6,227
Five or more units	3,888	1,865
Commercial real estate	9,487	10,321
Church	19,481	12,748
Construction	313	320
Commercial:
Sports	—	3,768
Other	285	—
Consumer:
Loan on Savings	—	2,249
Other	—	16

Total nonaccrual loans	$47,957	$43,432

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2011 or December 31, 2010.

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of September 30, 2011 and December 31, 2011 by class of loans:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$991	$—	$1,559	$2,550	$3,913
Commercial real estate	274	—	413	687	1,377
Church	778	—	4,436	5,214	2,779

Loans receivable, net:
One to four units	1,643	1,926	8,095	11,664	66,212
Five or more units	172	—	3,888	4,060	107,234
Commercial real estate	2,776	—	9,487	12,263	51,831
Church	3,339	2,757	19,481	25,577	66,572
Construction	120	—	313	433	3,797
Commercial:
Sports	—	—	—	—	2,000
Other	131	27	285	443	5,433
Consumer:
Loan on savings	—	—	—	—	1,006
Other	—	—	—	—	13

Total	$10,224	$4,710	$47,957	$62,891	$312,167

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$1,209	$—	$385	$1,594	$14,623
Commercial real estate	—	—	—	—	5,067
Church	—	—	5,533	5,533	3,875

Loans receivable, net:
One to four units	$2,716	$71	$6,227	$9,014	$73,750
Five or more units	805	1,068	1,865	3,738	124,796
Commercial real estate	769	1,287	10,321	12,377	60,393
Church	12,914	5,230	12,748	30,892	66,742
Construction	898	—	320	1,218	4,203
Commercial:
Sports	—	—	3,768	3,768	2,000
Other	325	—	—	325	6,085
Consumer:
Loan on savings	—	—	2,249	2,249	1,010
Other	—	—	16	16	13

Total	$19,636	$7,656	$43,432	$70,724	$362,557

Troubled Debt Restructurings

        On July 1, 2011, the Company adopted the guidance in ASU, 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession in a debt restructuring and whether the debtor is experiencing financial difficulties in evaluating whether the debt restructuring constitutes a troubled debt restructuring. The guidance in ASU 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this guidance, the Company did not identify receivables that were newly considered impaired.

The Company has allocated $1.4 million and $1.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of September 30, 2011 and December 31, 2010. At September 30, 2011, loans classified as a TDR totaled $36.4 million, of which $15.6 million were included in nonaccrual loans and $20.8 million were on accrual status. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in nonaccrual loans and $22.5 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of September 30, 2011 and December 31, 2010, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans involved a reduction of the stated interest rate of the loan for periods ranging from 18 months to 5 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One to four units	6	$4,354	$4,360
Five or more units	1	494	459
Commercial real estate	1	418	418
Church	7	7,441	6,915

Total	15	$12,707	$12,152

The troubled debt restructurings described above increased the allowance for loan losses by $652 thousand and resulted in charge offs of $1.0 million during the nine months ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	1	$418

Total	1	$418

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in a charge off of $207 thousand during the nine months ending September 30, 2011.

The terms of certain other loans were modified during the nine months ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $3.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or an extension of the maturity date for periods ranging from 3 months to 10 years at a stated rate of interest equal to the current market rate for new debt with similar risk.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators

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

September 30, 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2011 and December 31, 2010 is as follows:

	As of September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$64,553	$3,058	$10,265	$—	$—
Five or more units	99,247	6,515	5,532	—	—
Commercial real estate	42,146	6,379	15,491	79	—
Church	38,443	11,611	42,054	41	—
Construction	1,046	2,871	313	—	—
Commercial:
Sports	—	2,000	—	—	—
Other	2,600	2,892	384	—	—
Consumer:
Loan on savings	1,006	—	—	—	—
Other	13	—	—	—	—

Total	$249,053	$35,326	$74,039	$120	$—

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$—	$—
Five or more units	118,490	6,412	3,632	—	—
Commercial real estate	46,692	5,281	20,797	—	—
Church	42,931	14,229	40,204	270	—
Construction	4,203	320	898	—	—
Commercial:
Sports	—	2,000	3,768	—	—
Other	925	4,870	615	—	—
Consumer:
Loan on savings	1,010	—	2,249	—	—
Other	13	—	—	—	16

Total	$286,110	$35,552	$80,641	$270	$16

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.89% at September 30, 2011. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the Office of Thrift Supervision (“OTS”) Regional Director. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

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

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, the Company has obtained the written consent of the U.S. Treasury to exchange the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. In addition, the Company is in negotiations with the holders of Series A and Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company is also in negotiations with the lender to exchange a portion of the Company’s senior line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged and to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange.

The Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million or more in gross proceeds. The Company anticipates that these transactions would, if completed, result in the issuance of approximately 7.5 million new shares of the Company’s common stock, which would constitute approximately 80% of the pro forma outstanding shares of the Company’s common stock. The 7.5 million new shares of common stock exceed the Company’s current unissued and authorized shares. The Company plans to obtain existing shareholders approval to increase the Company’s authorized shares.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, sell the headquarters building, decrease NPAs and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$8,612	$—	$8,612	$—

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$10,524	$—	$10,524	$—

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value at
	September 30, 2011	December 31, 2010
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$1,533	$366
Commercial real estate	215	—
Church	3,750	4,783
Impaired loans carried at fair value of collateral:
One to four units	6,254	3,775
Five or more units	901	1,606
Commercial real estate	2,151	2,542
Church	11,058	5,591
Commercial	—	2,826
Consumer	—	749
Real estate owned:
One to four units	549	1,086
Five or more units	—	260
Commercial real estate	3,829	568
Church	1,007	1,122

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

The following table provides information regarding our assets measured at fair value on a non-recurring basis at September 30, 2011, and the losses recognized on these assets for the nine months ended September 30, 2011.

	Principal Amount at September 30, 2011	Valuation Allowance at September 30, 2011	Losses for the nine months ended September 30, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$6,408	$910	$667
Impaired loans carried at fair value of collateral (2)	25,655	5,291	9,523
Real estate owned (3)	6,031	646	2,033

Total	$38,094	$6,847	$12,223

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $8.9 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2010, and the losses recognized on these assets for the year ended December 31, 2010.

	Principal Amount at December 31, 2010	Valuation Allowance at December 31, 2010	Losses for the year ended December 31, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,918	$769	$902
Impaired loans carried at fair value of collateral (2)	21,509	4,420	4,829
Real estate owned (3)	3,090	54	1,102

Total	$30,517	$5,243	$6,833

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.4 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,975	$20,975	$21,978	$21,978
Securities available-for-sale	8,612	8,612	10,524	10,524
Securities held-to-maturity	11,000	11,509	12,737	13,261
Loans receivable held for sale, net	15,212	15,212	29,411	29,411
Loans receivable, net	339,479	339,975	382,616	384,274
Federal Home Loan Bank stock	4,089	N/A	4,089	N/A
Accrued interest receivable	1,759	1,759	2,216	2,216

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

Financial Liabilities:
Deposits	$(294,850)	$(295,338)	$(348,445)	$(347,373)
Federal Home Loan Bank advances	(87,000)	(92,976)	(87,000)	(91,615)
Junior subordinated debentures	(6,000)	(4,905)	(6,000)	(4,609)
Other borrowings	(5,000)	(5,000)	(5,000)	(4,979)
Advance payments by borrowers for taxes and insurance	(584)	(584)	(272)	(272)
Accrued interest payable	(1,080)	(1,080)	(550)	(550)

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

There were no options granted during the first nine months of 2011. The Company recorded $39 thousand of stock-based compensation expense, net of tax, during the first nine months of 2011 compared to $62 thousand for the first nine months of 2010.

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

Prompt corrective action regulations also administered by the OCC provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The Company and the Bank have consented to the issuance to them of cease and desist orders by the OTS effective

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

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

We have met the minimum capital requirements at September 30, 2011 and December 31, 2010 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, however we cannot be considered well capitalized while under the cease and desist order.

Actual and normally required capital amounts and ratios at September 30, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2011:
Tangible Capital to adjusted total assets	$34,439	8.16%	$6,328	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,439	8.16%	$16,876	4.00%	$21,095	5.00%	$33,752	8.00%
Tier 1(Core) Capital to risk weighted assets	$34,439	10.92%	N/A	N/A	$18,921	6.00%	N/A	N/A
Total Capital to risk weighted assets	$38,505	12.21%	$25,228	8.00%	$31,534	10.00%	$37,841	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

NOTE (11) – Income Taxes

The Company and its subsidiaries are subject to U.S. federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, tax planning strategies, which include selling certain assets that we own for a $2.0 million gain, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance of $6.9 million for deferred tax assets was required as of September 30, 2011. The Company has recorded a valuation allowance of $507 thousand at year-end 2010. The increase in the valuation allowance against its federal and state deferred tax assets was due to the large net losses in the last two quarters and the Company’s inability to project sufficient future taxable income.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2011

NOTE (12) – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. We are working with our primary regulator to determine when this liability must be settled. Additionally, the Company is in default under the terms of a $5 million line of credit with another financial institution lender (see Note 7), although that lender has agreed to forbear from exercising its rights to foreclose on the Bank until January 1, 2012, subject to certain conditions.

If additional such forbearances on the line of credit cannot be obtained, or if the tax sharing payment from the Company to the Bank is determined to be due prior to the time that the Company is able to raise additional capital, the Company’s cash position will be affected negatively and it will run out of operating cash. Due to the current regulatory order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Therefore, the Company would not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital and/or obtain requisite forbearances from its lender. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the conditions described above is to raise additional equity capital for the Company. The Company’s ability to continue as a going concern is dependent on the timely implementation and success of this plan. Although management presently believes that this plan can be effectively implemented during 2012, there can be no assurance that management’s plan will be achieved.

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

Overview

Total assets decreased during the first nine months of 2011 primarily due to a decrease in our loan portfolio, as loan repayments, foreclosures and charge-offs exceeded loan originations during the period. The decrease in our loan portfolio consisted of a $17.2 million decrease in our multi-family residential real estate loan portfolio, a $8.7 million decrease in our commercial real estate loan portfolio, a $5.5 million decrease in our church loan portfolio, a $4.9 million decrease in our one-to-four family residential real estate loan portfolio, a $4.3 million decrease in our commercial loan portfolio, a $2.3 million decrease in our consumer loan portfolio, and a $1.2 million decrease in our construction loan portfolio. The securities portfolio decreased $3.6 million from December 31, 2010 as a result of cash flows from repayments. The decline in assets reflects our strategy, which we have been implementing since the second quarter of 2010 to maintain our capital ratios above the required regulatory thresholds and strengthen our liquidity and deposit base, in part by reducing both potential problem loans and non-performing assets.

Total deposits decreased during the first nine months of 2011, as we continued to allow maturing certificates of deposit and brokered deposits, including deposits obtained through the CDARS reciprocal deposit referral system, to run off as total assets declined. Since the end of 2010, FHLB borrowings remained unchanged at $87.0 million, subordinated debentures remained unchanged at $6.0 million and other borrowings remained unchanged at $5.0 million.

Our net losses for the three and nine months ended September 30, 2011 were ($7.5) million and ($9.4) million, respectively, compared to net earnings (loss) of ($156) thousand and $1.7 million, respectively, for the same periods a year ago, representing an increase in net loss of $7.4 million and $11.1 million, respectively. The increase in net loss was primarily due to higher provision for loan losses, higher income tax provision expense, which resulted from tax provision true-ups and an increase in the valuation allowance against our federal and state deferred tax assets, higher provision for losses on real estate owned (“REO”), which resulted from lower of cost or market write downs, and to a lesser extent, lower net interest income and lower non-interest income.

Results of Operations

Net Earnings

Net loss for the third quarter of 2011 was ($7.5) million, or ($4.47) per diluted common share, compared to net loss of ($156) thousand, or ($0.25) per diluted common share, for the third quarter of 2010. The increase in net loss primarily reflected higher provision for loan losses, higher income tax provision expense, higher provision for losses on REO, and to a lesser extent, lower net interest income and non-interest income.

For the nine months ended September 30, 2011, the Company reported a net loss of ($9.4) million, or ($5.86) per diluted common share compared to net earnings of $1.7 million, or $0.47 per diluted common share for the same period in 2010.

Net Interest Income

For the quarter ended September 30, 2011, our net interest income before provision for loan losses was $4.3 million, which represented a decrease of $786 thousand, or 15%, from the third quarter of 2010. The decrease in net interest income was primarily attributable to a $4.1 million decrease in average net interest-earning assets, as our average interest-earning assets decreased $91.0 million and our average interest-bearing liabilities decreased $86.9 million. The decline in interest-earning assets reflected the strategy that we have been implementing since the second quarter of 2010 to reduce and resolve non-performing assets and to constrain asset growth, in our efforts to increase our capital ratios above the required thresholds, and strengthen our liquidity.

Average interest-earning assets for the third quarter of 2011 decreased to $430.9 million, down $91.0 million from the third quarter of 2010. The decrease in average interest-earning assets resulted in a $1.1 million reduction in interest income. The annualized yield on our average interest-earning assets increased 10 basis points to 5.80% for the third quarter of 2011, from 5.70% for the same period a year ago. The 10 basis point increase in the annualized yield on our average interest-earning assets resulted in an increase of $82 thousand in interest income.

Average interest-bearing liabilities for the third quarter of 2011 decreased to $402.7 million, down $86.9 million from the third quarter of 2010. The decrease in average interest-bearing liabilities resulted in a $442 thousand reduction in interest expense. The annualized cost of our average interest-bearing liabilities decreased 3 basis points to 1.90% for the third quarter of 2011 from the annualized cost of 1.93% for the same period a year ago, and resulted in a decrease of $9 thousand in interest expense.

For the nine months ended September 30, 2011, net interest income before provision for loan losses totaled $13.1 million, down $2.8 million, or 18%, from $15.9 million of net interest income before provision for loan losses for the same period a year ago. The $2.8 million decrease in net interest income primarily resulted from a $69.9 million decrease in average interest-earning assets and a 20 basis point decrease in net interest margin.

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

The provision for loan losses for the third quarter of 2011 totaled $3.8 million compared to $1.7 million for the same period a year ago. The $3.8 million provision for loan losses in the third quarter of 2011 primarily reflected the full charge-off of a single commercial loan relationship totaling $3.6 million, of which $924 thousand was reserved for at year-end 2010. The third quarter provision was also impacted by specific loss allocations on loans that became impaired during the quarter and other collateral dependent loans for which recent valuation of the underlying collateral reflected decrease in values.

For the nine months ended September 30, 2011, the provision for loan losses totaled $8.5 million compared to $2.6 million of provisions for the same period a year-ago. The increase in loan loss provision was primarily due to a $3.0 million specific loss allocation on a commercial real estate loan during the second quarter of 2011 and the $3.6 million charge-off of a single commercial loan relationship mentioned above during the third quarter of 2011. Additionally, the 2011 provision was also impacted by higher levels of non-performing loans, declining collateral values, and higher net loan charge-offs.

Net loan charge-offs during the first nine months of 2011 were $9.1 million, or 2.98% of average loans on an annualized basis, compared to $4.6 million, or 1.31% during the first nine months of 2010. Charge-offs in commercial loans totaled $3.6 million and represented 40% of the charge-offs during 2011. The $3.6 million of commercial loan charge-offs was related to the full charge-off of two loans to a sports franchise, of which $924 thousand were reserved for at year-end 2010 and $2.7 million were reserved for during 2011. Charge-offs in church loans totaled $1.8 million and represented 20% of the charge-offs during 2011. Of the $1.8 million of charge-offs in church loans, $387 thousand were reserved for at year-end 2010 and $1.4 million were reserved for during 2011. Charge-offs in consumer loans totaled $1.8 million and represented 20% of the charge-offs during 2011. The $1.8 million of charge-offs in consumer loans was mostly due to the write-off related to the settlement of litigation concerning a consumer loan secured by a deposit account. Of the $1.8 million of charge-offs in consumer loans, $1.5 million were reserved for at year-end 2010 and $327 thousand were reserved for during 2011. Charge-offs in commercial real estate, multi-family and one-to-four family residential real estate loans totaled $1.9 million and represented the remaining 20% of the charge-offs during

2011. Of the $1.9 million of charge-offs in commercial real estate, multi-family and one-to-four family residential real estate loans during 2011, $1.0 million were specifically reserved for at year-end 2010 and $837 thousand were specifically reserved for during 2011.

At September 30, 2011 our allowance for loan losses was $19.8 million, or 5.52% of our gross loans receivable, compared to $20.5 million, or 5.08% of our gross loans receivable, at year-end 2010. The ratio of the allowance for loan losses to non-performing loans (“NPLs”), excluding loans held for sale, decreased to 47.67% at September 30, 2011, compared to 54.53% at year-end 2010. Despite the decrease in the allowance ratio, management believes that the remaining loss potential has been reduced as a result of our having already written down, by establishing specific reserves, or charged-off as necessary, 61% of the NPLs to their adjusted fair value less estimated selling costs.

Impaired loans at September 30, 2011 were $60.8 million compared to $58.0 million at December 31, 2010. Specific reserves for impaired loans were $6.5 million, or 10.64% of the aggregate impaired loan amount at September 30, 2011, compared to $6.0 million, or 10.39%, at December 31, 2010. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 4.48% at September 30, 2011, compared to 4.19% at December 31, 2010. Our allowances for losses after considering reserves for loans held for sale and REO totaled $21.8 million at September 30, 2011, unchanged from year-end 2010.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2011, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the quarter ended September 30, 2011 totaled $114 thousand compared to $1.0 million for the third quarter of 2010. The $909 thousand decrease from the third quarter of 2010 was primarily due to a $750 thousand financial assistance award received in the third quarter of 2010 from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund. Also contributing to lower non-interest income in the third quarter of 2011 were lower service charges and higher net losses on mortgage banking activities.

For the nine months ended September 30, 2011, non-interest income totaled $494 thousand compared to $1.5 million for the same period a year ago. The decrease in 2011 was primarily due to the $750 thousand of financial assistance award and a $105 thousand grant from CDFI, which were included in other non-interest income for 2010.

Non-interest Expense

Non-interest expense for the quarter ended September 30, 2011 totaled $5.1 million, compared to $4.6 million for the third quarter of 2010. Higher non-interest expense in the third quarter of 2011 was primarily due to higher provisions for losses on REO and loans held for sale. During the third quarter of 2011, provisions for losses on REO and loans held for sale totaled $2.0 million compared to $1.2 million for the same period a year ago and were reflective of declining real estate values.

For the nine months ended September 30, 2011, non-interest expense totaled $12.7 million compared to $12.0 million for the same period a year ago. The increase in non-interest expense during the first nine months of 2011 primarily reflected higher provisions for losses on REO, FDIC insurance expense, REO expenses, and appraisal expenses related to delinquent loans, which were partially offset by lower provision for losses on loans held for sale, compensation and benefits expense, and professional services expense.

Income Taxes

The Company’s effective income tax rate was (68.21)% and (23.20)% for the three and nine months ended September 30, 2011 compared to 16.58% and 40.31% for the three and nine months ended September 30, 2010. Income taxes for interim periods are computed by applying the projected annual effective income tax rate including adjustments for discrete items incurred year-to-date. The Company’s change in its effective income tax rate for the three and nine months ended September 30, 2011, versus the three and nine months ended September 30, 2010, includes the impact of tax provision true-ups and an increase in the valuation allowance against its federal and state deferred tax assets due to the large net losses in the two quarters and the Company’s inability to project sufficient future taxable income.

Financial Condition

Total Assets

Total assets were $422.2 million at September 30, 2011, which represented a decrease of $61.7 million, or 13%, from December 31, 2010. During the first nine months of 2011, net loans decreased by $43.1 million, loans held for sale decreased by $14.2 million, securities decreased by $3.6 million, and deferred tax assets decreased by $2.5 million, while REO increased by $2.4 million.

Loan Portfolio

Our gross loan portfolio decreased by $44.1 million to $358.5 million at September 30, 2011 from $402.6 million at December 31, 2010, as loan repayments, foreclosures and charge-offs exceeded loan originations during the nine months ended September 30, 2011. The decrease in our loan portfolio consisted of a $17.2 million decrease in our multi-family residential real estate loan portfolio, a $8.7 million decrease in our commercial real estate loan portfolio, a $5.5 million decrease in our church loan portfolio, a $4.9 million decrease in our one-to-four family residential real estate loan portfolio, a $4.3 million decrease in our commercial loan portfolio, a $2.3 million decrease in our consumer loan portfolio, and a $1.2 million decrease in our construction loan portfolio.

Loan originations for the first nine months of 2011 totaled $3.6 million compared to $17.1 million for the first nine months of 2010. Loan repayments for the nine months ended September 30, 2011 totaled $28.3 million compared to $25.3 million for the comparable period in 2010. Loans transferred to REO during the first nine months of 2011 totaled $7.7 million, compared to $4.4 million during the first nine months of 2010. Loans transferred to loans held for sale during the first nine months of 2011 totaled $2.5 million, compared to $1.4 million during the first nine months of 2010.

Loans held for sale decreased from $29.4 million at December 31, 2010 to $15.2 million at September 30, 2011. The $14.2 million decrease during the first nine months of 2011 was primarily due to performing loan sales of $10.9 million, which were sold at par, non-performing loan sales of $1.3 million and loan repayments of $3.5 million. Loans held for sale that were charged off or transferred to REO totaled $1.0 million for the nine months ended September 30, 2011.

Deposits

Deposits totaled $294.8 million at September 30, 2011, down $53.6 million, or 15%, from year-end 2010. During the first nine months of 2011, core deposits (NOW, demand, money market and passbook accounts) decreased by $14.8 million and represented 32% of total deposits at September 30, 2011 and December 31, 2010. Our certificates of deposit (“CDs”) decreased by $38.8 million during the first nine months of 2011 and represented 68% of total deposits at September 30, 2011 and December 31, 2010. The $38.8 million decrease in CDs was primarily due to maturities of $20.0 million of State of California CDs and a reduction of $8.3 million in brokered deposits. Over the past year, our funding strategy has included a plan to substantially eliminate brokered deposits, including deposits under the Certificate of Deposit Account Registry Service (“CDARS”). To date, we have successfully reduced our brokered deposits to a level representing only 3% of total deposits at September 30, 2011, compared to 5% at December 31, 2010 and 10% at September 30, 2010.

Borrowings

Since the end of 2010, FHLB borrowings remained unchanged at $87.0 million, as we borrowed $7.0 million from the FHLB to repay $7.0 million of maturing advance. Subordinated debentures remained unchanged at $6.0 million and other borrowings remained unchanged at $5.0 million. See Liquidity and Capital Resources for further information on other borrowings.

Non-Performing Assets

Non-performing assets (“NPAs”), comprised of NPLs and REO, were $53.3 million, or 12.63% of total assets, at September 30, 2011, compared to $46.5 million, or 9.60% of total assets, at December 31, 2010. During the first nine months of 2011, NPLs, including non-performing loans held for sale, increased by $4.6 million to $48.0 million from $43.4 million at the end of 2010. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status. TDRs that have complied with the terms of their restructured agreements for a satisfactory period of time were returned to accruing status but are still considered impaired. Despite the increase in NPLs during the first nine months of 2011, our total delinquencies and our total classified loans, which include NPLs, decreased in number and dollar amount during the first nine months of 2011. In addition, at September 30, 2011, approximately $15.3 million, or 32%, of our NPLs were paying currently.

The NPLs included 28 church loans totaling $23.9 million, 16 commercial real estate loans totaling $9.9 million, 18 one-to-four family residential real estate loans totaling $8.1 million, 11 multi-family residential real estate loans totaling $5.5 million, a commercial loan for $285 thousand, and a land loan for $313 thousand. In addition to the NPLs discussed above, there were $20.7 million and $22.5 million of accruing TDRs at September 30, 2011 and December 31, 2010. These TDRs are on accrual status as the loans have complied with the terms of their restructured agreements for a period of six months or longer. Our progress in working with these borrowers is evidenced by the improvement in the performance of our TDRs since the end of 2009, when only $6.2 million of our TDRs were on accrual status.

During the nine months ended September 30, 2011, REO increased by $2.4 million to $5.4 million from $3.0 million at the end of 2010. At September 30, 2011 the Bank’s REO consisted of two one-to-four family residential properties and seven commercial real estate properties, three of which are church buildings. As part of our efforts to reduce non-performing assets, we sold fifteen REO properties for total proceeds of $3.7 million, and recorded a corresponding net loss of $56 thousand, during the first nine months of 2011.

Performance Ratios

The annualized returns on average equity for the three and nine months ended September 30, 2011 were (104.17%) and (39.86%), compared to (1.87%) and 6.83% for the three and nine months ended September 30, 2010. The annualized returns on average assets for the three and nine months ended September 30, 2011 were (6.89%) and (2.71%), compared to (0.12%) and 0.42% for the three and nine months September 30, 2010. The decrease in our annualized returns on average equity and average assets was primarily due to lower profitability for the three and nine months ended September 30, 2011 as a result of higher provisions for losses and income tax expense.

The efficiency ratios for the three and nine months ended September 30, 2011 were 71.03% and 73.30%, compared to 54.76% and 57.95% for the comparable periods in 2010. The deterioration in our efficiency ratio in 2011 was primarily due to lower net interest income, which was caused by higher levels of nonperforming assets and lower average interest-earning assets, and higher non-interest expenses related to higher levels of costs related to REO, increased premiums charged by the FDIC and higher appraisal costs.

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

Net cash inflows from operating activities totaled $5.3 million and $8.6 million during the first nine months of 2011 and 2010, respectively. Net cash inflows from operating activities for the nine months ended September 30, 2011 were primarily attributable to payments received for interest on loans receivable.

Net cash inflows from investing activities totaled $47.0 million and $19.5 million during the first nine months of 2011 and 2010, respectively. Net cash inflows from investing activities for the nine months ended September 30, 2011 were attributable primarily to proceeds from sales of loans receivable held for sale, principal repayments on loans and residential mortgage-backed securities and proceeds from sales of REOs.

Net cash outflows from financing activities totaled ($53.3) million and ($13.4) million during the first nine months of 2011 and 2010, respectively. Net cash outflows from financing activities for the nine months ended September 30, 2011 were attributable primarily to the net decrease in deposits.

On February 28, 2010, we borrowed an aggregate of $5.0 million under our $5.0 million line of credit with another financial institution and invested all of the proceeds in the equity capital of the Bank. Borrowings under the line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and we are now in default under the line of credit agreement. We do not have sufficient cash available to repay the borrowing at this time and would require approval of the OCC to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the Lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) until January 1, 2012 subject to certain conditions described in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. We requested a six month extension of the forbearance to June 30, 2012 to provide more time to raise capital and convert a portion of the debt to common equity. There is no assurance that the lender will extend this forbearance beyond, January 1, 2012.

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

We are pursuing our comprehensive recapitalization plan. To date, we have obtained, subject to documentation and certain terms and conditions:

•

The consent of the U.S. Treasury to exchange our Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock;

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

The conditions to each of the above exchanges include requirements that the holder of our outstanding Series C Noncumulative Perpetual Convertible Preferred Stock concurrently exchange such preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of our common stock aggregating

$5 million or more in gross proceeds. Based on the agreements in principle that we have reached, we anticipate that these transactions would, if completed, result in the issuance of approximately 7.5 million new shares of our common stock, which would constitute approximately 80% of the pro forma outstanding shares of our common stock. The 7.5 million new shares of common stock exceed the Company’s current unissued and authorized shares. The Company plans to obtain existing shareholders approval to increase the Company’s authorized shares.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, sell the headquarters building, decrease NPAs and implement strategies to increase earnings.

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

The Bank was in compliance with all capital requirements in effect at September 30, 2011, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

Actual and normally required capital amounts and ratios at September 30, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2011:
Tangible Capital to adjusted total assets	$34,439	8.16%	$6,328	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,439	8.16%	$16,876	4.00%	$21,095	5.00%	$33,752	8.00%
Tier 1(Core) Capital to risk weighted assets	$34,439	10.92%	N/A	N/A	$18,921	6.00%	N/A	N/A
Total Capital to risk weighted assets	$38,505	12.21%	$25,228	8.00%	$31,534	10.00%	$37,841	12.00%

December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	$43,508	12.00%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that could significantly affect those controls subsequent to September 30, 2011.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. See “Item 1. Business — Regulation — Cease and Desist Orders of our Annual Report on Form 10-K for the year ended December 31, 2010.” We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of September 30, 2011.

Item 1A.	RISK FACTORS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2011	By:	/s/ Paul C. Hudson
Paul C. Hudson Chief Executive Officer

Date: December 21, 2011	By:	/s/ Samuel Sarpong
Samuel Sarpong Chief Financial Officer