Form 10-K
period 2011-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2012-03-30
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,993,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 9, 2012, 1,744,565 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference in Part III, Items 10 through 14 of this report.

i

Forward-Looking Statements

Certain statements herein, including without limitation, certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws, and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) actions undertaken by both current and potential new competitors; (6) the possibility of continuing adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; (9) continuing difficulties in successfully completing our pending recapitalization efforts described in this report or inability to obtain and retain sufficient operating cash at our holding company level; and (10) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company is currently regulated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is currently regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation” for further descriptions of the regulatory system.

Business Overview; Recent Developments

We have experienced elevated levels of loan delinquencies and non-performing assets during the period from 2010 to the present that have resulted in operating losses. Due to these factors and an assessment of our business and assets in the course of a regulatory examination of the Bank in March 2010, the Company and the Bank were designated as being “in troubled condition.” The Company and the Bank agreed to the issuance of cease and desist orders to them in September 2010, which we refer to collectively as the “C&Ds.” The C&Ds mandated improvements in enumerated aspects of our business operations and place limitations on us, including prohibition of the payment of dividends by the Bank or the Company, or the incurrence of any new debt or payment on existing debt by the Company, in each case without prior regulatory approval. These and related matters, including our results of operations, loan delinquencies and nonperforming assets, are discussed below in this Item 1, under the caption “Regulation --Cease and Desist Orders” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. The principal elements of the recapitalization plan include reaching agreements with the holders of the outstanding series of the Company’s preferred stock to convert their respective holdings into Company common stock on negotiated terms and the concurrent sale by the Company of $5 million or more of additional common stock in private placement transactions. Based on agreements reached with certain of the holders of our preferred stock and discussions with potential common stock investors to date, we anticipate that these transactions would, if completed, result in the issuance of approximately 11.2 million new shares of the Company’s common stock, which would constitute approximately 87% of the pro forma outstanding shares of the Company’s common stock. The number of shares of common stock that would be required to be issued exceeds the Company’s currently authorized and unissued shares of common stock. We plan to seek shareholder approval to increase our authorized number of shares of common stock and such other shareholder approvals as may be required to complete the recapitalization. Our recapitalization plan is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

The Company is in default on a bank loan in the principal amount of $5 million and has other payment obligations, including interest payments on $6 million of Floating Rate Junior Subordinated Debentures (which are suspended while the Company’s senior debt is in default) and operating expenses that it is not currently able to pay. The Company has initiated discussion with the OCC regarding the possibility of a limited dividend by the Bank to the Company and is exploring other potential means of obtaining cash for the payment of its separate company obligations while it pursues completion of its recapitalization plans.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters, including the potential effects on the Company’s financial statements and other financial information included in this report, all of which have been prepared on the basis that the Company will continue as a going concern, are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 10 and 19 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and one to four-family properties. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer and other loans. At December 31, 2011, our net loan portfolio totaled $326.3 million, or 78% of total assets.

We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio. We retain these loans in order to maintain a substantial percentage of our loans that have more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2011, approximately 97% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2011, we had 22 loans totaling $13.9 million held for sale.

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

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
One to four-units	$76,954	22.48%	$82,764	20.56%	$90,747	20.03%	$68,478	20.25%	$35,313	11.59%
Five or more units	108,161	31.60%	128,534	31.92%	146,291	32.28%	87,679	25.93%	113,395	37.21%
Commercial real estate	54,599	15.95%	72,770	18.08%	82,276	18.16%	66,861	19.77%	59,797	19.62%
Church	90,935	26.57%	97,634	24.25%	101,007	22.29%	84,041	24.85%	70,793	23.23%
Construction	3,790	1.11%	5,421	1.35%	5,547	1.22%	5,505	1.63%	2,033	0.67%
Commercial	6,896	2.02%	12,178	3.02%	23,166	5.11%	22,357	6.61%	22,630	7.43%
Consumer	929	0.27%	3,288	0.82%	4,110	0.91%	3,246	0.96%	784	0.25%

Gross loans	342,264	100.00%	402,589	100.00%	453,144	100.00%	338,167	100.00%	304,745	100.00%

Plus: Premiums on loans purchased	-		-		-		2		4
Less:
Loans in process	202		371		822		1,499		2,356
Deferred loan fees (costs), net	(473)		(889)		(817)		(213)		258
Unamortized discounts	18		33		39		51		60
Allowance for loan losses	16,194		20,458		20,460		3,559		2,051

Total loans held for investment	$326,323		$382,616		$432,640		$333,273		$300,024

Loans held for sale	$13,857		$29,411		$20,940		$24,576		$3,554

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings or by properties used for business purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area.

Our multi-family loans amounted to $108.2 million and $128.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, multi-family loans represented 32% of our gross loan portfolio. All of the multi-family residential mortgage loans outstanding at December 31, 2011 were ARMs. The vast majority of our multi-family loans amortize over and mature in 30 years. As of December 31, 2011, our single largest multi-family credit had an outstanding balance of $3.2 million, was current and was secured by a 38-unit apartment complex in Montebello, California. At December 31, 2011, the average balance of loans in our multi-family portfolio was approximately $374 thousand. Our ten largest multi-family loans at December 31, 2011, aggregated $17.8 million.

Our commercial real estate loans amounted to $54.6 million and $72.8 million at December 31, 2011 and 2010, respectively. Commercial real estate loans represented 16% of our gross loan portfolio at December 31, 2011, compared to 18% at December 31, 2010. Of the commercial real estate loans outstanding at December 31, 2011, 6% were fixed rate loans and 94% were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 15 years. As of December 31, 2011, our single largest commercial real estate credit had an outstanding principal balance of $2.7 million, was current and was secured by a commercial building located in Los Angeles, California. At December 31, 2011, the average balance of loans in our commercial real estate portfolio was approximately $533 thousand. Our ten largest commercial real estate loans at December 31, 2011, aggregated $19.1 million.

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

Loans secured by multi-family and commercial real properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the selling price or the appraised value of the collateral.

We seek to mitigate the risks associated with multi-family and commercial real estate loans described below by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by a management-approved independent appraiser and title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy, such as we are experiencing with the current economic downturn. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2011, we had no large out-of-state loans remaining.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. Additionally, the cease and desist order issued to Broadway Federal by the OTS, described below under the caption “Regulation”, restricts us from originating church loans. As a result, we have suspended the origination of church loans. We intend to resume church lending when economic conditions improve and regulatory limitations are removed. Our church loans totaled $90.9 million and $97.6 million at December 31, 2011 and 2010, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One to Four-Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one to four-family (“single-family”) residences, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $77.0 million and $82.8 million at December 31, 2011 and 2010, respectively. Single-family loans represented 22% of our gross loan portfolio at December 31, 2011, compared to 21% at December 31, 2010. Of the single-family residential mortgage loans outstanding at December 31, 2011, 3% were fixed rate loans and 97% were ARMs.

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

Commercial Lending

We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $6.9 million and $12.2 million at December 31, 2011 and 2010, respectively. At December 31, 2011, commercial loans represented 2% of our gross loan portfolio, compared to 3% at December 31, 2010. Of the commercial loans outstanding at December 31, 2011, 10% were fixed rate loans and 90% were ARMs. As of December 31, 2011, our single largest commercial credit had a total outstanding principal balance of $2.0 million and is the only remaining loan to a sports franchise. The loan has been modified and termed-out in October 2011. The borrower has been performing per the modified terms.

In 2007, management and the Board of Directors decided to terminate the Bank’s prior strategy of lending to sports franchises and reduced its participation in nationally syndicated corporate loan facilities in order to focus on financing opportunities within our market area.

Construction Lending

At December 31, 2011 and 2010, we had $3.8 million and $5.4 million in construction loans, representing 1% of our gross loan portfolio. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. Many construction project owners are faced with these risks given the current economic downturn. Consequently, we are not originating construction loans at this time.

Consumer Lending

Our consumer loans primarily consist of loans secured by savings accounts. At December 31, 2011 and 2010, loans secured by savings accounts totaled $821 thousand and $3.3 million, respectively, representing less than 1% of our gross loan portfolio. Loans secured by depositors’ accounts are generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the deposit account, depending on the type of account, and for a term expiring upon the earlier of one year from origination or the maturity of the deposit account. We currently are not originating loans secured by savings accounts.

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

Our Board of Directors has authorized the following loan approval limits: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by the Chief Operating Officer or the Chief Credit Officer; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,000,000, the new loan must be approved by two Loan Committee members; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 up to $1,750,000, the new loan must be approved by three Loan Committee members, two of whom must be non-management

Loan Committee members; and if the total of existing loans and the loan under consideration is more than $1.75 million, the new loan must be approved by four Loan Committee members, two of whom must be non-management Loan Committee members or by the Executive Committee of the Board of Directors. In addition, it is our practice that all loans approved only by management be reported to the Loan Committee by the following month, and be ratified by the Board of Directors.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. We did not purchase any loans during the years ended December 31, 2011 and 2010.

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. “Conforming loans” are loans that qualify in terms of maximum loan size and other criteria for purchase by FNMA and FHLMC. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2011, we had 22 loans totaling $13.9 million held for sale. We typically retain the servicing rights associated with loans that are sold. The servicing rights are recorded and carried as assets based upon their fair values. At December 31, 2011 and 2010, we had $362 thousand and $487 thousand, respectively, in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions, that are payable by the loan purchaser out of loan collections in an amount equal to an agreed percentage of the monthly loan installments collected, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2011 and 2010, we were servicing $36.5 million and $46.5 million, respectively, of loans for others.

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held for sale.

	2011	2010	2009
	(In thousands)
Gross loans:
Beginning balance	$433,281	$475,078	$363,003
Loans originated:
One to four-units	619	2,369	35,635
Five or more units	2,986	10,683	41,567
Commercial real estate	364	1,056	26,786
Church	-	395	19,847
Construction	-	-	381
Commercial	1,148	2,817	7,047
Consumer	-	133	1,619

Total loans originated	5,117	17,453	132,882

Loan purchased:
Five or more units	-	-	21,813
Commercial real estate	-	-	-

Total loans purchased	-	-	21,813

Less:
Principal repayments	44,236	37,463	34,928
Sales of loans	12,231	11,410	2,892
Loan charge-offs	14,551	5,372	2,728
Transfer of loans receivable to real estate owned	10,815	5,005	2,072

Ending balance (1)	$356,565	$433,281	$475,078

(1)	Includes loans held-for-sale totaling $14.3 million, $30.7 million and $21.9 million at December 31, 2011, 2010 and 2009, respectively, exclusive of a $444 thousand, $1.3 million and $994 thousand valuation allowance at December 31, 2011, 2010 and 2009, respectively.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2011 and does not reflect the effect of prepayments or scheduled principal amortization.

	One to four- units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$297	$898	$3,128	$3,944	$2,988	$2,050	$846	$14,151
After one year:
One year to five years	381	19	2,621	577	802	2,396	13	6,809
After five years	76,276	107,244	48,850	86,414	-	2,450	70	321,304

Total due after one year	76,657	107,263	51,471	86,991	802	4,846	83	328,113

Total	$76,954	$108,161	$54,599	$90,935	$3,790	$6,896	$929	$342,264

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2011 which are contractually due after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2011
	Adjustable	Fixed	Total
	(Dollars in thousands)
One to four-units	$74,688	$1,969	$76,657
Five or more units	107,263	-	107,263
Commercial real estate	50,946	525	51,471
Church	86,991	-	86,991
Construction	500	302	802
Commercial	4,396	450	4,846
Consumer	13	70	83

Total	$324,797	$3,316	$328,113

% of total	98.99%	1.01%	100.00%

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent, in the case of one to four-family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

Although we believe our underwriting and loan review procedures are appropriate for the various kinds of loans we originate or purchase, our results of operations and financial condition are adversely affected by the deterioration in the quality of our loan portfolio. Therefore, one of our most important operating objectives is to improve asset quality. Management is using a number of strategies to achieve this goal, including maintaining what we believe to be sound credit standards in loan originations, monitoring the loan portfolio through independent third party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquencies

We perform a monthly review of all delinquent loans and loan delinquency reports are made monthly to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the nature of the loan and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non-payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings against all real property that secures the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the applicable grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2011				December 31, 2010				December 31, 2009
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One to four-units	5	$2,464	17	$7,931	3	$71	15	$6,227	8	$4,194	10	$4,756
Five or more units	1	63	9	4,990	4	1,068	4	2,250	5	2,622	4	1,644
Commercial real estate	1	525	14	6,288	1	1,287	14	10,321	4	2,527	6	6,061
Church	4	2,421	29	23,481	7	5,230	23	18,281	7	5,149	20	12,942
Construction	1	264	1	302	-	-	1	320	-	-	-	-
Commercial	-	-	-	-	-	-	2	3,768	-	-	4	7,269
Consumer		-	1	70	-	-	2	2,265	-	-	1	2,249

Total	12	$5,737	71	$43,062	15	$7,656	61	$43,432	24	$14,492	45	$34,921

Delinquent loans to total gross loans, including loans held for sale		1.61%		12.08%		1.77%		10.02%		3.05%		7.35%

Non-Performing Assets

Non-performing assets (“NPAs”) include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2011 were $50.1 million, or 11.97% of total assets, compared to $53.3 million, or 12.63% of total assets, at September 30, 2011 and $46.5 million, or 9.60% of total assets, at December 31, 2010. At December 31, 2011, non-accrual loans were $43.1 million compared to $48.0 million at September 30, 2011 and $43.4 million December 31, 2010. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
One to four-units	$7,931	$6,227	$4,756	$-	$-
Five or more units	4,990	2,250	1,644	200	-
Commercial real estate	6,288	10,321	6,061	541	-
Church	23,481	18,281	12,942	2,578	-
Construction	302	320	-	-	-
Commercial	-	3,768	7,269	110	-
Consumer	70	2,265	2,249	34	34

Total non-accrual loans	43,062	43,432	34,921	3,463	34
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	7,010	3,036	2,072	-	-

Total non-performing assets	$50,072	$46,468	$36,993	$3,463	$34

Non-accrual loans as a percentage of gross loans, including loans held for sale	12.08%	10.02%	7.35%	0.95%	0.01%
Non-performing assets as a percentage of total assets	11.97%	9.60%	7.10%	0.85%	0.01%

No accruing loans were contractually past due by 90 days or more at December 31, 2011 or 2010. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2011.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments), unless the timing of collections are reasonably estimable and collection is probable. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $17.4 million at December 31, 2011 and $14.6 million at December 31, 2010. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore been returned to accruing status. Restructured accruing loans totaled $20.2 million at December 31, 2011 and $22.5 million at December 31, 2010.

During 2011, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $3.6 million. Actual interest recognized on non-accrual loans and included in net earnings for the year 2011 was $1.4 million.

We update our estimates of collateral value for non-performing loans which are 90 days or more delinquent at least annually, and for certain other loans when the Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one to four-family mortgage loans, updated estimates of collateral value are obtained through appraisals, automated valuation models and broker price opinions. For multi-family and commercial real estate properties, we estimate collateral value through appraisals, broker price opinions, or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. When the collateral value is less than the recorded investment in the loan, we establish a valuation allowance equal to the amount of the deficiency. See “Allowance for Loan Losses” for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses representing decreases in the properties’ estimated fair value through provisions which are charged to income along with any additional property maintenance and protection expenses incurred as a result of owning the property. At December 31, 2011, we had $7.0 million in REO, which consisted of three one-to-four family residential properties, four commercial real estate properties and six church buildings. We had $3.0 million in REO at December 31, 2010.

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

Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly. The following table provides information regarding our classified assets at the dates indicated.

	December 31, 2011		December 31, 2010
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Special Mention	59	$38,776	72	$38,333
Substandard	115	80,715	118	94,054
Doubtful	3	342	1	270
Loss	-	-	2	16

Total	177	$119,833	193	$132,673

Allowance for Loan Losses

In originating loans, we recognize that losses will be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). Our allowance for loan losses represents our management’s best estimate of the probable incurred and inherent credit losses in our loan portfolio as of the date of the consolidated financial statements. It is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management’s estimates.

We have an Internal Asset Review Department that issues reports to the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, and concentration of credit risk. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Board of Directors which ultimately reviews and approves management’s recommendation.

The allowance for loan losses is increased by the provision for loan losses charged to earnings. The allowance for loan losses is decreased by the amount of charge-offs, net of recoveries. The provision is the expense recognized in the consolidated statements of operations to adjust the allowance to the level deemed appropriate by management, as determined by our allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis. If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. At December 31, 2011, impaired loans totaled $56.5 million and had an aggregate specific allowance allocation of $3.0 million.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial real estate, construction, commercial and industrial and consumer) and loan classification (pass, special mention, substandard and doubtful). We assign estimated loss factors to the loan classification categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In addition to loss experience and environmental factors, we use qualitative analyses to determine the adequacy of our allowance for loan losses. This analysis includes ratio analysis to evaluate the overall measurement of the allowance for loan losses and comparison of peer group reserve percentages. The qualitative review is used to reassess the overall determination of the allowance for loan losses and to ensure that directional changes in the allowance for loan losses and the provision for loan losses are supported by relevant internal and external data.

In addition to the requirements of GAAP related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2011. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our allowance for loan losses, thereby affecting our financial condition and earnings.

Based on our evaluation and feedback from our regulators and an independent third party review of our loan portfolio, we determined that an allowance for loan losses of $16.2 million was required at December 31, 2011, down from $20.5 million at December 31, 2010.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance balance at beginning of year	$20,458	$20,460	$3,559	$2,051	$1,730
Charge-offs:
One-to-four units	(624)	(1,999)	(1,631)	-	-
Five or more units	(438)	(21)	(200)	-	-
Commercial real estate	(4,205)	(210)	-	-	-
Church	(1,950)	-	(667)	-	-
Commercial	(3,916)	(1,738)	(156)	-	-
Consumer	(1,843)	(504)	(74)	(3)	-

Total charge-offs	(12,976)	(4,472)	(2,728)	(3)	-

Recoveries:
One-to-four units	-	-	-	-	-
Five or more units	2	-	-	139	-
Commercial real estate	15	-	-	-	-
Church	4	-	-	-	-
Commercial	67	-	-	-	-
Consumer	24	5	-	-	-

Total recoveries	112	5	-	139	-

Provision charged to earnings	8,600	4,465	19,629	1,372	321

Allowance balance at end of year	$16,194	$20,458	$20,460	$3,559	$2,051

Net charge-offs (recoveries) to average loans, excluding loans held for sale	3.24%	0.97%	0.64%	(0.04%)	0.00%
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	4.73%	5.08%	4.52%	1.06%	0.68%
Allowance for loan losses as a percentage of total nonaccrual loans	37.61%	47.10%	58.59%	102.77%	6032.35%
Allowance for loan losses as a percentage of total non-performing assets	32.34%	44.03%	55.31%	102.77%	6032.35%

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One to four-units	$3,856	22.59%	$4,579	20.56%	$4,292	20.03%	$239	20.25%	$89	11.59%
Five or more units	2,934	31.56%	2,469	31.92%	1,650	32.28%	688	25.93%	612	37.21%
Commercial real estate	3,050	15.93%	3,493	18.08%	1,877	18.16%	745	19.77%	644	19.62%
Church	5,920	26.53%	6,909	24.25%	9,257	22.29%	809	24.85%	360	23.23%
Construction	61	1.11%	74	1.35%	87	1.22%	58	1.63%	54	0.67%
Commercial	247	2.01%	1,300	3.02%	2,018	5.11%	621	6.61%	245	7.43%
Consumer	126	0.27%	1,634	0.82%	1,279	0.91%	265	0.96%	47	0.25%
Unallocated	-	-	-	-	-	-	134	-	-	-

Total allowance for loan losses	$16,194	100.00%	$20,458	100.00%	$20,460	100.00%	$3,559	100.00%	$2,051	100.00%

While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. The lower levels of allowance in 2011 compared to 2010 and 2009 reflect a decrease in the size of our loan portfolio, an increase in the number of non-performing loans that were charged-off and reported at the fair value of the collateral less estimated selling costs and to a lesser extent, a slight improvement in the credit quality of our loan portfolio.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2011, our securities portfolio consisted primarily of residential mortgage-backed securities and totaled $19.0 million, or 5% of total assets.

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

We currently have no securities classified as trading securities. On December 30, 2011, all of the held-to-maturity securities, which had a total carrying amount of $10.5 million, were transferred to the available-for-sale portfolio at fair value of $11.0 million.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2011		2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Available-for-sale:
Residential mortgage-backed securities	$17,884	$17,910	$10,524	$10,524	$14,961	$14,961
U.S. Government and federal agency	1,000	1,069	-	-	-	-
Held-to-maturity:
Residential mortgage-backed securities	-	-	11,737	12,162	15,285	15,745
U.S. Government and federal agency	-	-	1,000	1,099	1,000	1,093

Total	$18,884	$18,979	$23,261	$23,785	$31,246	$31,799

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2011. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2011
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$-	-%	$-	-%	$3,505	3.92%	$14,379	3.20%	$17,884	3.35%
U.S. Government and federal agency	-	-%	1,000	5.00%	-	-%	-	-%	1,000	5.00%

Total	$-	-%	$1,000	5.00%	$3,505	3.92%	$14,379	3.20%	$18,884	3.43%

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

In late 2008, we began to open deposit accounts through the internet for customers in the United States. We also generate term certificates through the use of brokers and internet-based network deposits. We participate in a deposit program called Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. At December 31, 2011, we had approximately $9.2 million in brokered deposits, of which $384 thousand were obtained through CDARS. This compared to $18.2 million in brokered deposits at December 31, 2010, of which $8.9 million were obtained through CDARS.

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

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2011.

	December 31, 2011
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$9,632	0.92%
Three to six months	46,338	2.23%
Six to twelve months	12,620	1.55%
Over twelve months	59,546	1.84%

Total	$128,136	1.88%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2011			2010			2009
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$24,063	7.52%	0.41%	$27,701	7.16%	0.66%	$33,719	9.41%	1.57%
Passbook deposits	38,177	11.93%	0.34%	37,574	9.71%	0.43%	37,763	10.54%	0.82%
NOW and other demand deposits	42,210	13.19%	0.09%	47,077	12.16%	0.22%	64,967	18.13%	1.17%
Certificates of deposit	215,611	67.36%	1.96%	274,641	70.97%	1.99%	221,863	61.92%	2.40%

Total	$320,061	100.00%	1.40%	$386,993	100.00%	1.53%	$358,312	100.00%	1.93%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2011, we had outstanding $83.0 million in FHLB advances and had the ability to borrow up to an additional $5.2 million based on available and pledged collateral.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2011	2010	2009
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$86,967	$87,897	$76,433
Maximum amount outstanding at any month-end during the year	$87,000	$88,000	$91,600
Balance outstanding at end of year	$83,000	$87,000	$91,600
Weighted average interest rate during the year	3.10%	3.33%	3.70%
Weighted average interest rate at end of year	3.09%	3.24%	3.23%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.10% at December 31, 2011. In September 2010, the Company stopped paying interest on the debentures and the senior line of credit discussed below. As disclosed below in “Regulation—Cease and Desist Orders” and in Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the OCC. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by all of the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. Under the terms of the cease and desist order issued to us and the Bank by the OTS, we are not permitted to make any payments on this senior line of credit, or to obtain dividends from the Bank for that purpose or any other purpose without the prior approval of the OCC. See “Item 7 Management’s Discussion and Analysis—Liquidity” in Part II of this Report for further information.

Market Area and Competition

Broadway Federal is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities. We have two banking offices in Los Angeles, one banking office located in the nearby City of Inglewood and a loan production office in the City of Torrance.

The Los Angeles metropolitan area is a highly competitive market in which we face substantial competition in making loans and in attracting deposits. Although our offices are primarily located in low and moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence.

Personnel

At December 31, 2011, we had 76 employees, which consisted of 71 full-time and 5 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. We, as a savings and loan holding company, are regulated, examined and supervised by the FRB. The Bank is subject to regulation and examination by the OCC with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

Broadway Federal is a member of the FHLB System. The Bank is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

Changes in the applicable laws or regulations of the OCC, the FDIC, the FRB or other regulatory authorities could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company’s debt and equity securities.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Cease and Desist Orders

In March 2010, based on information obtained during a regulatory examination of the Bank, the Company and the Bank were determined to be “in troubled condition” and agreed to the issuance of cease and desist orders to them by the OTS effective September 09, 2010. We refer to these orders collectively as the “C&Ds.” The

C&Ds, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, impose limitations on the Company and the Bank, including the following, among others:

•

The Bank may not increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

•	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the OCC.

•	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OCC.

•

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

•	The Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OCC.

The C&Ds also required that we develop and implement plans for improvement of various aspects of our business, including a plan for the Company to raise capital sufficient to enable the Bank to maintain a Tier 1 (Core) Capital ratio of at least 8.00% and a Total Risk-Based Capital ratio of at least 12% and plans for the Bank detailing how it will maintain such capital ratios, and how the Bank will address required corrective actions identified by the regulators in the course of their examination of the Bank, reduce the levels of its classified assets and improve the Bank’s liquidity and liquidity planning. The Bank was also required by the C&Ds to obtain an independent third party review of its loan portfolio and of its allowance for loan losses to assess whether the Bank’s allowance for loan losses methodology is consistent with regulatory requirements and guidance, and to reduce the Bank’s concentration of church loans.

Consistent with the C&D, we have taken actions to address the concerns expressed by the OTS, including the following:

•

Improved our regulatory capital so that our regulatory capital now exceeds the Core Capital ratio of 8.00% and Total Risk Based Capital ratio of 12.00% required for the Bank by the C&Ds; the Bank’s Core Capital ratio was 8.38% and its Total Risk Based Capital ratio was 13.01% at December 31, 2011, compared to 8.82% and 13.05%, respectively, at December 31, 2010 and 6.69% and 10.19%, respectively, at December 31, 2009;

•	Increased the Bank’s liquid assets to $50.6 million at December 31, 2011, from $32.5 million at December 31, 2010 and $22.4 million at December 31, 2009;

•	Substantially reduced the Bank’s brokered deposits to $9.2 million at year-end 2011, from $18.2 million at year end 2010 and $101.0 million at year-end 2009;

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

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Franck Act, on July 21, 2011, the OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations. The FRB acquired the OTS’ authority over all savings and loan holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.

The Dodd-Frank Act also includes provision that will change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital and make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

The Dodd-Frank Act also provides for the creation of the Bureau of Consumer Financial Protection (“CFPB”). The CFPB will have the authority to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

The Dodd-Frank Act also includes other provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

The OCC capital regulations require federally chartered savings associations to meet three minimum capital ratios: (1) tangible capital must equal at least 1.5% of total adjusted assets; (2) “core capital” must generally equal at least 4.0% of total adjusted assets (this ratio is referred to as the “leverage ratio”); and (3) risk-based capital must equal at least 8.0% of total risk-based assets. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions to the extent it considers necessary.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OCC capital regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2011 and 2010, the general valuation allowance included in our supplementary capital was $4.0 million and $4.7 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

At December 31, 2011, Broadway Federal exceeded each of these capital requirements as shown in the following table:

	As of December 31,
	2011			2010
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$35,734	$35,734	$35,734	$43,166	$43,166	$43,166
Additional supplementary capital:
General valuation allowance	-	-	3,965	-	-	4,669
Disallowed mortgage servicing rights assets	(36)	(36)	(36)	(49)	(49)	(49)
Disallowed deferred tax assets	-	-	-	(487)	(487)	(487)

Regulatory capital balances	35,698	35,698	39,663	42,630	42,630	47,299
Minimum requirement	6,396	17,056	24,396	7,252	19,338	29,006

Excess over requirement	$29,302	$18,642	$15,267	$35,378	$23,292	$18,293

(1)	Excluding accumulated other comprehensive income, net of taxes.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides a framework for the regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OCC regulations, generally, an institution is treated as well capitalized if its Total Risk-based capital ratio is 10% or greater, its Tier 1 Risk-based capital ratio is 6% or greater and its Leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.

In addition to the generally applicable capital requirements summarized above, the C&D requires the Bank to attain, and thereafter maintain, a Leverage ratio of at least 8% and a Total Risk-based capital ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OCC regulations. We have met the minimums required to be well capitalized at December 31, 2011 and 2010 based on the prompt corrective action regulations, however we cannot be considered well capitalized due to our current regulatory agreement.

Actual and normally required capital amounts and ratios at December 31, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2011:
Tangible Capital to adjusted total assets	$35,698	8.38%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$35,698	8.38%	$17,056	4.00%	$21,321	5.00%	$34,113	8.00%
Tier 1(Core) Capital to risk weighted assets	$35,698	11.71%	N/A	N/A	$18,297	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,663	13.01%	$24,396	8.00%	$30,495	10.00%	36,593	12.00%
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	43,508	12.00%

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through its Deposit Insurance Fund (“DIF”). Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and the full amounts of all noninterest-bearing transaction accounts are insured through December 31, 2012.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund. The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. Since the beginning of the financial crisis in 2008, there have been higher levels of bank failures. These failures have dramatically increased the resolution costs of the FDIC and have substantially reduced the available amount of the DIF. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

As required by Dodd-Frank, the FDIC adopted a new Deposit Insurance Fund restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.

On February 7, 2011, as mandated by Dodd-Frank, the FDIC approved a final rule that redefines the deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution. The new rate schedule and other revisions to the assessment rules became effective for the quarter beginning April 1, 2011.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates are determined quarterly. Beginning April 1, 2011 the assessment rates are based on the level of risk-based assets. Prior to April 2011, the assessment rates were based on deposit levels. As of December 31, 2011, the assessment rate was 0.0066%. These assessments will continue until the FICO bonds mature in 2017.

Guidance on Commercial Real Estate Lending

In October 2009, the federal banking agencies adopted a policy statement supporting commercial real estate (“CRE”) loan workouts, which is referred to as the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $7.3 million for Broadway Federal at December 31, 2011, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the applicable loans to one borrower limitations. At December 31, 2011, our largest aggregate amount of loans to one borrower totaled $4.6 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires each savings institution, as well as other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of a savings institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OCC assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “outstanding” in its most recent CRA examination.

Qualified Thrift Lender Test

The Home Owners Loan Act (“HOLA”) requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. Under the QTL test, a savings association is required to maintain at least 65% of its portfolio assets (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2011, the Bank was in compliance with the QTL test requirements.

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

Privacy Protection

Broadway Federal is subject to OCC regulations implementing the privacy protection provisions of federal law. These regulations require Broadway Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Broadway Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Broadway Federal is required to provide its customers with the ability to “opt-out” of having Broadway Federal share their nonpublic personal information with unaffiliated third parties.

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

FRB and OCC approval must be obtained prior to any person acquiring control of the Company or Broadway Federal, respectively. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company and may be presumed to exist at lower levels of ownership under certain circumstances.

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit an OCC-regulated savings association from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OCC regulations limit certain “capital distributions” by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and payments of cash to stockholders in mergers.

Under the OCC capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OCC at least 30 days prior to the declaration of any capital distribution by its savings association subsidiary. The 30-day period provides the OCC an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

An application to the OCC for approval to pay a dividend is required if: (a) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OCC regulations to “expedited treatment” (which is generally available to institutions the OCC regards as well run and adequately capitalized); (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution; or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OCC.

As previously noted, the C&D issued by the OTS, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, prohibits the Bank and Company from declaring or paying any dividends or making any other capital distributions without the prior written approval of the OCC and the FRB, respectively.

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

We conduct our business through three branch offices, a loan production office and a corporate office. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2011
				(In thousands)
Administrative/Loan Origination Center:
4800 Wilshire Blvd	Owned	1997	-	$1,733
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$62
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	-	$683
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	-	$1,814
Los Angeles, CA

Loan Production Office:
2400 West Carson Street, Suite 215	Leased	2007	2012	-
Torrance, CA

ITEM 3.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC.” The table below shows the high and low sale prices for our common stock during the periods indicated.

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$2.80	$2.80	$2.23	$1.99
Low	$2.01	$2.10	$1.20	$1.30

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$7.00	$6.09	$3.71	$3.77
Low	$5.63	$1.82	$1.78	$1.68

The closing sale price for our common stock on the Nasdaq Capital Market on March 9, 2012 was $1.50 per share. As of March 9, 2012, we had 393 shareholders of record and 1,744,565 shares of common stock outstanding.

We paid quarterly dividends of $0.01 per share during the first quarter of 2010. Effective June 2010, as discussed below, we stopped paying dividends in order to retain capital for reinvestment in the Company’s business. In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. However, pursuant to the C&Ds issued to the Company and the Bank in September 2010, neither the Company nor the Bank may declare or pay dividends or make other capital distributions, which term includes repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the FRB and OCC, respectively. In addition, we agreed in connection with our issuance of Series D and Series E Senior Preferred Stock to the U.S. Treasury that we would not pay cash dividends on our common stock at a quarterly rate greater than $0.05 per share, or redeem, purchase or acquire any of our common stock or other equity securities, without the prior approval of the U.S. Treasury while the Series D or Series E Senior Preferred Stock remain outstanding.

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 “Business – Regulation” and Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Long term incentive plan	70,918	$9.27	-
Stock option plan for outside directors	4,282	$9.91	-
2008 Long term incentive plan	151,875	$5.31	199,843
Equity compensation plans not approved by security holders:
None	-	-	-

Total	227,075	$6.63	199,843

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Overview

The economic conditions in which we operate continued to be challenging through 2011. While there has been moderate job growth during 2011 and the national unemployment rate declined to 8.5% for December 2011, compared to 9.4% for December 2010, the unemployment rate remains substantially higher in Southern California where we operate, softness in the housing and real estate markets persists, consumer confidence remains less than strong and interest rates remain at historic lows. In addition to the economic environment, the regulation and oversight of our business changed during 2011. As described in more detail in Item 1 “Regulation,” certain aspects of the Dodd-Frank Act have had and will continue to have an impact on us, including the combination on July 21, 2011 of our former primary banking regulator, the OTS, with the OCC, and transfer of the OTS’s responsibilities as regulator of savings and loan holding companies to the FRB, the imposition of consolidated holding company capital requirements and changes to deposit insurance assessments.

Total assets decreased during the year 2011 primarily due to a decrease in our loan portfolio. The decrease in loans primarily reflects reduced levels of loan originations and purchases as well as elevated levels of loan repayments during 2011 as a result of continued low market interest rates. The decline in assets also reflects our strategy throughout 2011 to maintain our capital ratios above the required regulatory thresholds and strengthen our liquidity and deposit base, in part by reducing both potential problem loans and non-performing assets.

Total deposits decreased during 2011, as we continued to allow maturing certificates of deposit and brokered deposits, including deposits obtained through the CDARS reciprocal deposit referral system, to run off as total assets declined. Since the end of 2010, FHLB borrowings decreased by $4.0 million while subordinated debentures and other borrowings remained unchanged.

Our net losses for the year ended December 31, 2011 were ($9.5) million, compared to net earnings of $1.9 million for the same period a year ago. The net loss was primarily due to higher provision for loan losses, lower net interest income, lower non-interest income, higher provision for losses on REO and higher income tax provision expense, which resulted from tax provision true-ups and an increase in the valuation allowance against our federal and state deferred tax assets.

Analysis of Net Interest Income

Net interest income is the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the Year Ended December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,271	$14	0.22%	$4,224	$10	0.24%	$8,051	$83	1.03%
Federal Funds sold and other short-term investments	17,881	14	0.08%	20,968	23	0.11%	1,281	2	0.16%
Investment securities	1,000	50	5.00%	1,000	50	5.00%	1,000	50	5.00%
Residential mortgage-backed securities	19,388	650	3.35%	25,761	914	3.55%	26,795	1,158	4.32%
Loans receivable (1)(2)	397,411	24,376	6.13%	462,800	29,047	6.28%	429,040	27,669	6.54%
FHLB stock	4,089	11	0.27%	4,336	19	0.44%	4,140	9	0.22%

Total interest-earning assets	446,040	$25,115	5.63%	519,089	$30,063	5.79%	470,307	$28,971	6.24%

Non-interest-earning assets	7,031			4,424			9,325

Total assets	$453,071			$523,513			$479,632

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$24,063	$98	0.41%	$27,701	$182	0.66%	$33,719	$530	1.57%
Passbook deposits	38,177	129	0.34%	37,574	163	0.43%	37,763	311	0.82%
NOW and other demand deposits	42,210	40	0.09%	47,077	104	0.22%	64,967	763	1.17%
Certificate accounts	215,611	4,226	1.96%	274,641	5,461	1.99%	221,863	5,318	2.40%

Total deposits	320,061	4,493	1.40%	386,993	5,910	1.53%	358,312	6,922	1.93%
FHLB advances	86,967	2,699	3.10%	87,897	2,930	3.33%	76,433	2,830	3.70%
Junior subordinated debentures and other borrowings	11,000	859	7.81%	10,231	433	4.23%	6,385	236	3.70%

Total interest-bearing liabilities	418,028	$8,051	1.93%	485,121	$9,273	1.91%	441,130	$9,988	2.26%

Non-interest-bearing liabilities	5,518			5,631			5,328
Stockholders’ Equity	29,525			32,761			33,174

Total liabilities and stockholders’ equity	$453,071			$523,513			$479,632

Net interest rate spread (3)		$17,064	3.70%		$20,790	3.88%		$18,680	3.97%

Net interest rate margin (4)			3.83%			4.01%			4.09%
Ratio of interest-earning assets to interest-bearing liabilities			106.70%			107.00%			106.61%
Return on average assets			(2.10%)			0.37%			(1.35%)
Return on average equity			(32.23%)			5.85%			(19.47%)
Average equity to average assets ratio			6.52%			6.26%			6.92%
Dividend payout ratio (5)			-			-			-

(1)	Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.
(2)	Amount excludes interest on non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stocks divided by net earnings (loss) less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2011 Compared to Year ended December 31, 2010			Year ended December 31, 2010 Compared to Year ended December 31, 2009
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$5	$(1)	$4	$(28)	$(45)	$(73)
Federal funds sold and other short term investments	(3)	(6)	(9)	22	(1)	21
Investment securities, net	-	-	-	-	-	-
Mortgage backed securities, net	(216)	(48)	(264)	(43)	(201)	(244)
Loans receivable, net	(4,024)	(647)	(4,671)	2,525	(1,147)	1,378
FHLB stock	(1)	(7)	(8)	-	10	10

Total interest-earning assets	(4,239)	(709)	(4,948)	2,476	(1,384)	1,092

Interest-bearing liabilities:
Money market deposits	(22)	(62)	(84)	(82)	(266)	(348)
Passbook deposits	3	(37)	(34)	(2)	(146)	(148)
NOW and other demand deposits	(10)	(54)	(64)	(167)	(492)	(659)
Certificate accounts	(1,158)	(77)	(1,235)	1,139	(996)	143
FHLB advances	(31)	(200)	(231)	399	(299)	100
Junior subordinated debentures	-	(2)	(2)	-	(38)	(38)
Other borrowings	54	374	428	235	0	235

Total interest-bearing liabilities	(1,164)	(58)	(1,222)	1,522	(2,237)	(715)

Change in net interest income	$(3,075)	$(651)	$(3,726)	$954	$853	$1,807

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is generated from deposits and borrowings (interest-bearing liabilities). Our results of operations are also affected by our provision for losses, non-interest income generated from service charges and fees on loan and deposit accounts, gain or loss on the sale of loans and securities, non-interest expenses and income taxes.

Net Earnings (Loss)

We recorded a net loss of ($9.5) million, or ($6.10) per diluted common share, for the year ended December 31, 2011, compared to net earnings of $1.9 million, or $0.44 per diluted common share, for the year ended December 31, 2010. The decrease from net earnings to net loss primarily reflected higher provisions for losses, lower net interest income, lower non-interest income, higher non-interest expense and higher income tax provision expense.

Net Interest Income

For the year ended December 31, 2011, net interest income before provision for loan losses totaled $17.1 million, down $3.7 million, or 18%, from $20.8 million of net interest income before provision for loan losses for the year ended December 31, 2010. The $3.7 million decrease in net interest income primarily resulted from a $73.0 million decrease in average interest-earning assets and an 18 basis point decrease in net interest margin.

Average interest-earning assets for the year 2011 decreased $73.0 million to $446.1 million from $519.1 million for the year 2010, which resulted in a $4.2 million reduction in interest income. The decline in average interest-earning assets reflects our strategy throughout 2011 to maintain our capital ratios above the required regulatory thresholds and strengthen our liquidity and deposit base, in part by shrinking total assets and reducing both potential problem loans and non-performing assets. Our net loan portfolio accounted for a substantial portion of the decrease in our average interest-earning assets. In 2011, average loans outstanding decreased by $65.4 million, or 14%. The yield on our average interest-earning assets decreased 16 basis points to 5.63% for the year 2011 from 5.79% for the same period a year ago. The 16 basis point decrease in the yield on our average interest-earning assets lowered interest income by $709 thousand in 2011. The decrease in yield was primarily the result of a 15 basis point decrease in the yield on loans to 6.13%, which was primarily due to higher levels of non-accrual loans.

Average interest-bearing liabilities for the year 2011 decreased $67.1 million to $418.0 million from $485.1 million for the year 2010. The decrease in average interest-bearing liabilities resulted in a $1.2 million reduction in interest expense. The cost of our average interest-bearing liabilities increased 2 basis points to 1.93% for the year 2011 from 1.91% for the same period a year ago.

Provision for Loan Losses

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

For the year 2011, the provision for loan losses totaled $8.6 million, up $4.1 million, from a year ago. The increase in the provision for loan losses for the year 2011 was due primarily to the increase in net loan charge-offs. This factor was tempered by the decrease in the size of the loan portfolio.

At December 31, 2011 our allowance for loan losses was $16.2 million, or 4.73% of our gross loans receivable, compared to $20.5 million, or 5.08% of our gross loans, at year-end 2010. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, decreased to 42.85% at December 31, 2011, compared to 54.53% at year-end 2010. Despite the decrease in the allowance ratio, management believes that the remaining loss potential has been reduced as certain losses inherent in our NPLs have been recognized as charge-offs which resulted in a lower ratio of the allowance for loan losses to NPLs. As of December 31, 2011, 57% of our NPLs had already been written down to their adjusted fair value less estimated selling costs, by establishing specific reserves or charged-off as necessary.

Net loan charge-offs during 2011 were $12.9 million, or 3.24% of average loans, compared to $4.5 million, or 0.97% of average loans, during 2010. Of the $13.0 million gross charge-offs during 2011, $3.9 million were specifically reserved for at year-end 2010. Charge-offs in commercial real estate loans totaled $4.2 million and represented 33% of charge-offs during 2011. Charge-offs in commercial loans totaled $3.9 million and represented 30% of charge-offs during 2011. Charge-offs in church loans totaled $1.9 million and represented 15% of charge-offs during 2011. Charge-offs in consumer loans totaled $1.8 million and represented 14% of charge-offs during 2011. Charge-offs in multi-family and one-to-four family residential real estate loans totaled $1.1 million and represented the remaining 8% of charge-offs during 2011.

Impaired loans at December 31, 2011 were $56.5 million compared to $58.0 million at December 31, 2010. Specific reserves for impaired loans were $3.0 million, or 5.28% of the aggregate impaired loan amount at December 31, 2011, compared to $6.0 million, or 10.39%, at December 31, 2010. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 4.62% at December 31, 2011, compared to 4.19% at December 31, 2010.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $3.0 million at December 31, 2011. Of the $3.0 million specific loss allocations at December 31, 2011, $1.6 million were related to $10.6 million of loans that are non-performing and with respect to which the recent valuation of the underlying collateral reflected a decrease in values. Additionally, we recorded $1.4 million of specific loss allocations for impairment related to $15.0 million of accruing loans that were modified in troubled debt restructurings. On $20.6 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific loss allocation. The remaining $10.3 million of impaired loans had been written down to fair value after charge-offs of $10.2 million

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2011, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 totaled $713 thousand, compared to $2.4 million for the same period a year ago. The $1.7 million decrease in 2011 was primarily due to $1.5 million in grants received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund, which were included in other non-interest income for 2010. Also contributing to lower non-interest income in 2011 were lower service charges for loan-related fees and retail banking fees.

Non-Interest Expense

For the year ended December 31, 2011, non-interest expense totaled $16.9 million compared to $15.5 million for the same period a year ago. The $1.4 million increase in non-interest expense during 2011 primarily reflected higher provision for losses on REO and higher other expenses, primarily due to increases in investment amortization expense, REO expenses and appraisal expenses related to delinquent loans. Partially offsetting these increases were lower provision for losses on loans held for sale and professional services expense.

Income Taxes

Income tax expense totaled $1.8 million for 2011 and $1.3 million for 2010. The effective tax rates for the years ended December 31, 2011 and 2010 were 24.00% and 41.19%, respectively. The Company’s effective income tax rate for the year ended December 31, 2011 includes the impact of tax provision true-ups and an increase in the valuation allowance related to the projected utilization of its federal and state deferred tax assets. The increase in the valuation allowance against its federal and state deferred tax assets was due to current year losses and the Company’s inability to project sufficient future taxable income. See Note 1 “Summary of Significant Accounting Principles” and Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Comparison of Financial Condition at December 31, 2011 and 2010

Total Assets

Total assets were $418.5 million at December 31, 2011, which represented a decrease of $65.5 million, or 14%, from December 31, 2010. During 2011, net loans decreased by $56.3 million, loans held for sale decreased by $15.5 million, securities decreased by $4.3 million, and deferred tax assets decreased by $4.5 million, while cash and cash equivalents increased by $9.6 million, REO increased by $4.0 million and other assets (primarily income tax receivable) increased by $2.8 million.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limit the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

Loans Receivable

Our gross loan portfolio decreased by $60.3 million to $342.3 million at December 31, 2011 from $402.6 million at December 31, 2010, as loan repayments, foreclosures and charge-offs exceeded loan originations during 2011. The decrease in our loan portfolio consisted of a $20.4 million decrease in our multi-family residential real estate loan portfolio, a $18.2 million decrease in our commercial real estate loan portfolio, a $6.7 million decrease in our church loan portfolio, a $5.8 million decrease in our one-to-four family residential real estate loan portfolio, a $5.3 million decrease in our commercial loan portfolio, a $2.3 million decrease in our consumer loan portfolio, and a $1.6 million decrease in our construction loan portfolio.

Loan originations for the year ended December 31, 2011 totaled $5.1 million compared to $17.5 million for the year ended December 31, 2010. Loan repayments for the year ended December 31, 2011 totaled $40.6 million compared to $35.3 million for the comparable period in 2010. Loans transferred to REO during 2011 totaled $9.3 million, compared to $4.7 million during 2010. Loans transferred to loans held for sale during 2011 totaled $2.5 million, compared to $24.0 million during 2010.

Loans held for sale decreased from $29.4 million at December 31, 2010 to $13.9 million at December 31, 2011. The $15.5 million decrease during 2011 was primarily due to performing loan sales of $10.9 million, which were sold at par, non-performing loan sales of $1.3 million and loan repayments of $3.6 million. Held for sale loans that were transferred to REO totaled $1.5 million for the year ended December 31, 2011.

Deposits

Deposits totaled $294.7 million at December 31, 2011, down $53.8 million, or 15%, from year-end 2010. During 2011, core deposits (NOW, demand, money market and passbook accounts) decreased by $12.1 million and represented 33% of total deposits at December 31, 2011, compared to 32% of total deposits at December 31, 2010. Our certificates of deposit (“CDs”) decreased by $41.7 million during 2011 and represented 67% of total deposits at December 31, 2011, compared to 68% of total deposits at December 31, 2010. The $41.7 million decrease in CDs was primarily due to maturities of $20.0 million of State of California CDs and a reduction of $9.0 million in brokered deposits. Brokered deposits represented 3% of total deposits at December 31, 2011, compared to 5% at December 31, 2010.

The C&D issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, prohibits the Bank from increasing the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OCC.

Borrowings

At December 31, 2011, borrowings consisted of advances from the FHLB of $83.0 million, junior subordinated debentures of $6.0 million and other borrowings of $5.0 million. During 2011, FHLB borrowings decreased by $4.0 million, primarily due to lower loan growth financing needs. At December 31, 2011 and 2010, FHLB advances were 20% and 18%, respectively, of total assets, and the weighted average cost of advances at those dates was 3.09% and 3.24%, respectively.

Stockholders’ Equity

Stockholders’ equity was $23.0 million, or 5% of the Company’s total assets, at December 31, 2011, compared to $32.9 million, or 7% of the Company’s total assets, at December 31, 2010. The $9.8 million decrease in stockholders’ equity was primarily due to a net loss of $9.5 million for the year. At December 31, 2011, the Bank’s Total Risk-Based Capital ratio was 13.01%, its Tier 1 Risk-Based Capital ratio was 11.71%, and its Core Capital and Tangible Capital ratios were 8.38%. The Company is currently pursuing a Recapitalization Plan, described under “Capital Resources” below to increase equity capital and reduce debt and senior securities, including a sale of common stock and exchanges of preferred stock for common stock at a discount to the liquidation amount, to further strengthen the Company’s capital ratios, and position the Bank for future growth.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business and failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business-Regulation” and in Note 15 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements.

On November 14, 2008, the Company issued 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 183,175 shares of Company common stock at $7.37 per share, to the U.S. Treasury Department for gross proceeds of $9.0 million. The sale of the Series D Preferred Stock was made pursuant to the U.S. Treasury Department’s TARP Capital Purchase Program.

On December 8, 2009, the Company issued 6,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, to the U.S. Treasury Department for gross proceeds of $6.0 million. The sale of the Series E Preferred Stock was made pursuant to the U.S. Treasury Department’s TARP Capital Purchase Program.

We are pursuing our comprehensive recapitalization plan to improve the Company’s capital structure. To date, we:

•

Have obtained the agreement of the U.S. Treasury Department to exchange the shares of our Series D and E Fixed Rate Cumulative Perpetual Preferred Stock held by it for our common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock;

•

Have obtained the agreement of the holder of our Series A Perpetual Preferred Stock to exchange its holdings for common stock at a discount of 50% of the liquidation amount, subject to documentation and certain terms and conditions and are in discussions with the holder of our Series B Perpetual Preferred Stock regarding exchange of its holdings for common stock on a similar basis;

•	Are in discussions with our senior bank lender regarding exchange of a portion of the $5 million outstanding amount borrowed under our line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; forgiveness of the accrued interest on the entire amount of the line of credit to the date of the exchange; and entering into a new credit agreement for the remainder of the facility that would be outstanding after the exchange.

The conditions to each of the above proposed exchanges include, or are expected in include, requirements that the holder of our outstanding Series C Noncumulative Perpetual Convertible Preferred Stock concurrently exchange such preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of our new shares of common stock aggregating $5 million or more in gross proceeds. Based on the agreements in principle that we have reached, we anticipate that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 11.2 million new shares of the Company’s common stock, which would constitute approximately 87% of the pro forma outstanding shares of the Company’s common stock. The 11.2 million new shares of common stock exceed the Company’s current unissued and authorized shares. We plan to seek existing shareholders approval to increase the Company’s authorized shares, and issue the shares in the recapitalization.

There can be no assurance our recapitalization plan will be achieved on the currently contemplated terms, or at all. If we are unable to raise capital, we plan to continue to shrink assets, sell our headquarters building, work to decrease NPAs and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, mortgage-backed and investment securities, and principal and interest payments from loans and mortgage-backed and other investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of mortgage-backed and other investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $6.3 million and $10.9 million during 2011 and 2010, respectively. Net cash inflows from operating activities for 2011 were primarily attributable to payments of interest on loans and securities.

Net cash inflows from investing activities totaled $60.5 million and $40.9 million during 2011 and 2010, respectively. Net cash inflows from investing activities for 2011 were attributable primarily to principal repayments on loans and securities and proceeds from sales and repayments of loans held for sale.

Net cash outflows from financing activities totaled $57.2 million and $37.3 million during 2011 and 2010, respectively. Net cash outflows from financing activities for 2011 were attributable primarily to net decreases in deposits and FHLB advances.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to other financial institutions. Conversely, when the Bank has fewer funds than required, the Bank may borrow funds from the FHLB. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of year-end 2011, to borrow an additional $5.2 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in securities available-for-sale that are not pledged. The Bank’s liquid assets at December 31, 2011 consisted of $31.6 million in cash and cash equivalents and $17.4 million in securities available-for-sale that are not pledged, compared to $22.0 million in cash and cash equivalents and $10.5 million in securities available-for-sale that are not pledged at December 31, 2010.

Our ability to service our debt obligations and pay dividends and holding company expenses is dependent primarily on the recapitalization plan discussed in Capital Resources. Holding company debt obligations, which are included in other borrowings, are described below.

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.10% at December 31, 2011. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has informed the Company that it does not intend to extend the forbearance agreement. Further information regarding this borrowing is included in Note 10 “Other Borrowings and Management’s Capital Plan” of the Notes to Consolidated Financial Statements.

Additionally, the Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability will be settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on or before April 2, 2012 and the Company will run out of operating cash.

If the Company is not able to obtain forbearance from the lender on the line of credit, or if the tax sharing payment from the Company to the Bank is determined to be due prior to the time that the Company is able to raise additional capital, the Company will run out of operating cash. Due to the current regulatory order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. In that event, the Company would not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital and/or obtain requisite forbearances from its lender.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations” under the captions “-- Capital Resources” and “—Liquidity,” and in Notes 10 and 19 of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

Lending commitments include commitments to originate loans and to fund lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2011.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$117,297	$71,570	$7,517	$131	$196,515
FHLB advances	13,000	45,500	13,500	11,000	83,000
Junior subordinated debentures	-	6,000	-	-	6,000
Other borrowings	5,000	-	-	-	5,000
Commitments to originate loans	300	-	-	-	300
Commitments to fund unused lines of credit	1,281	3,164	-	338	4,783
Operating lease obligations	166	72	-	-	238

Total contractual obligations	$137,044	$126,306	$21,017	$11,469	$295,836

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

Real Estate Owned (“REO”)

REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to REO is charged to the allowance for loan losses. Subsequent to the transfer to REO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income and a valuation allowance is established. Operating costs after acquisition are expensed. Due to changing market conditions, there are inherent uncertainties in the assumptions made with respect to the estimated fair value of REO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two year, the amount of taxes paid in available carry-back year, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $6.3 million was required as of December 31, 2011. The remaining net deferred tax asset of $850 thousand is supported by a near term tax planning strategy of selling the Company’s headquarters building at a gain. The sale is expected to close in second quarter. See Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. Since the provisions of ASU 2011-05 are presentation related only, the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2011, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, due to the material weaknesses identified below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting had material weaknesses and was not effective as of December 31, 2011. The Company’s external auditors have identified material misstatements in the consolidated financial statements. The adjustments were posted to the 2011 consolidated financial statements and resulted in an additional net loss of $677 thousand. The posted adjustments included errors in specific allowances for impaired loans, income taxes, investment in low-income housing projects, and the valuation allowance related to the Company’s deferred tax assets. The errors resulted from a lack of an appropriate application of U.S. Generally Accepted Accounting Principles (“GAAP”) by individuals in financial reporting roles and a lack of appropriate oversight of the financial reporting process by those charged with governance. Management will take appropriate steps to ensure that U.S. GAAP is being followed, which may include, consultation with subject matter experts and instituting a second review procedure over financial reporting. In addition, the Audit Committee will increase its oversight of the financial reporting process to eliminate future material weaknesses in internal control.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw	/s/ Samuel Sarpong
Wayne-Kent A. Bradshaw	Samuel Sarpong
Chief Executive Officer	Chief Financial Officer

Los Angeles, CA	Los Angeles, CA
March 30, 2012	March 30, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors”, “Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Executive Compensation” and “Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions” and “Election of Directors”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm”.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. See Index to Consolidated Financial Statements.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included under Item 8, “Financial Statements and Supplementary Data.”

(b) List of Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

Exhibit Number*

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.11	Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)

4.12	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (Exhibit 99.1 to Form S-8, No. 333-17331, filed by the Registrant on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (Exhibit 99.2 to Form S-8, No. 333-17331, filed by the Registrant on December 5, 1996)

10.8	Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit A to proxy statement filed by Registrant on Schedule 14A on November 17, 2009)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

Exhibit Number*

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.16	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)

10.17	Letter Agreement, dated December 4, 2009, which includes the Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.18	Business Loan Agreement between Broadway Financial Corporation and Nara Bank, dated July 31, 2009 (Exhibit 10.18 to Form 10-K filed by the Registrant for the fiscal year ended December 31, 2009)

21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2007)

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Financial Corporation, Order No.: WN-10-026, effective September 9, 2010 (Exhibit 99.1 to Form 8-K filed by the Registrant on September 16, 2010)

99.2	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Federal Bank, f.s.b., Order No.: WN-10-025, effective September 9, 2010 (Exhibit 99.2 to Form 8-K filed by the Registrant on September 16, 2010)

99.3	Certification of Chief Executive Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

99.4	Certification of Chief Financial Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.
**	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw Chief Executive Officer
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw	Date: March 28, 2012
Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)

/s/ Samuel Sarpong	Date: March 28, 2012
Samuel Sarpong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul C. Hudson	Date: March 28, 2012
Paul C. Hudson Chairman of the Board

/s/ Kellogg Chan	Date: March 28, 2012
Kellogg Chan Director

/s/ Robert C. Davidson, Jr.	Date: March 28, 2012
Robert C. Davidson, Jr. Director

/s/ Javier Leon	Date: March 28, 2012
Javier Leon Director

/s/ Albert Odell Maddox	Date: March 28, 2012
Albert Odell Maddox Director

/s/ Daniel A. Medina	Date: March 28, 2012
Daniel A. Medina Director

/s/ Virgil P. Roberts	Date: March 28, 2012
Virgil P. Roberts Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadway Financial Corporation

We have audited the accompanying consolidated balance sheets of Broadway Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive earnings (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 19, the Company has a tax sharing liability to its consolidated subsidiary that exceeds its available cash. The liability will be settled pursuant to the tax sharing agreement on or before April 2, 2012, at which point the Company will run out of operating cash. In addition, the Company is in default under the terms of a $5 million line of credit with another financial institution lender. Finally, the Company has sustained recurring operating losses mainly caused by elevated levels of loan losses, and as discussed in Note 15, the Company and its Bank subsidiary, Broadway Federal Bank (the “Bank”) are both under formal regulatory agreements. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 10 and Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Costa Mesa, California

March 30, 2012

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(In thousands, except share and per share)
Assets
Cash	$12,127	$8,203
Federal funds sold	19,470	13,775

Cash and cash equivalents	31,597	21,978
Securities available-for-sale, at fair value	18,979	10,524
Securities held-to-maturity (fair value of $13,261 at December 31, 2010)	-	12,737
Loans receivable held for sale, net	13,857	29,411
Loans receivable, net of allowance of $16,194 and $20,458	326,323	382,616
Accrued interest receivable	1,698	2,216
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,089
Office properties and equipment, net	4,626	5,094
Real estate owned	7,010	3,036
Bank owned life insurance	2,609	2,522
Investment in affordable housing limited partnership	1,675	2,000
Deferred tax assets	850	5,369
Other assets	5,161	2,338

Total assets	$418,474	$483,930

Liabilities and stockholders’ equity
Deposits	$294,686	$348,445
Federal Home Loan Bank advances	83,000	87,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	813	272
Other liabilities	5,962	4,353

Total liabilities	395,461	451,070

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2011 and 2010; liquidation preference of $9,731 at December 31, 2011 and $9,281 at December 31, 2010	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2011 and 2010; liquidation preference of $6,488 at December 31, 2011 and $6,188 at December 31, 2010	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2011 and 2010; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2011 and 2010	3,657	3,657
Preferred stock discount	(994)	(1,380)
Common stock, $.01 par value, authorized 3,000,000 shares; issued 2,013,942 shares at December 31, 2011 and 2010; outstanding 1,744,565 shares at December 31, 2011 and 1,743,965 shares at December 31, 2010	20	20
Additional paid-in capital	10,824	10,740
(Accumulated deficit) / Retained earnings	(2,558)	8,074
Accumulated other comprehensive income, net of taxes of $400 at December 31, 2011 and $176 at December 31, 2010	571	263
Treasury stock-at cost, 269,377 shares at December 31, 2011 and 269,977 shares at December 31, 2010	(3,444)	(3,451)

Total stockholders’ equity	23,013	32,860

Total liabilities and stockholders’ equity	$418,474	$483,930

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Year Ended December 31,
	2011	2010
	(In thousands, except per share)
Interest and fees on loans receivable	$24,376	$29,047
Interest on mortgage-backed securities and other securities	700	964
Other interest income	39	52

Total interest income	25,115	30,063

Interest on deposits	4,493	5,910
Interest on borrowings	3,558	3,363

Total interest expense	8,051	9,273

Net interest income before provision for loan losses	17,064	20,790
Provision for loan losses	8,600	4,465

Net interest income after provision for loan losses	8,464	16,325

Non-interest income:
Service charges	709	881
Net gains (losses) on mortgage banking activities	(75)	46
Net losses on sales of REO	(35)	(88)
Other	114	1,593

Total non-interest income	713	2,432

Non-interest expense:
Compensation and benefits	6,541	6,657
Occupancy expense, net	1,436	1,429
Information services	868	807
Professional services	962	1,167
Provision for losses on loans held for sale	738	1,188
Provision for losses on REO	2,343	1,102
FDIC insurance	1,017	1,043
Office services and supplies	539	548
Other	2,408	1,560

Total non-interest expense	16,852	15,501

Earnings (loss) before income taxes	(7,675)	3,256
Income tax expense	1,842	1,341

Net earnings (loss)	$(9,517)	$1,915

Other comprehensive (loss) income, net of tax:
Unrealized gain on securities available-for-sale	$532	$145
Income tax effect	(224)	(58)

Other comprehensive (loss) income, net of tax	308	87

Comprehensive earnings (loss)	$(9,209)	$2,002

Net earnings (loss)	$(9,517)	$1,915
Dividends and discount accretion on preferred stock	(1,115)	(1,145)

Earnings (loss) available to common stockholders	$(10,632)	$770

Earnings (loss) per common share-basic	$(6.10)	$0.44

Earnings (loss) per common share-diluted	$(6.10)	$0.44

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2010	$18,594	$(1,756)	$20	$10,618	$7,322	$176	$(3,459)	$31,515
Net earnings for the year ended December 31, 2010	-	-	-	-	1,915	-	-	1,915
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	87	-	87
Treasury stock used for vested stock awards	-	-	-	(2)	-	-	8	6
Cash dividends declared ($0.01 per common share)	-	-	-	-	(18)	-	-	(18)
Cash dividends declared ($0.125 per preferred share of Series A and Series B)	-	-	-	-	(19)	-	-	(19)
Cash dividends accrued ($50 per senior preferred share of Series D)	-	-	-	-	(450)	-	-	(450)
Cash dividends accrued ($50 per senior preferred share of Series E)	-	-	-	-	(300)	-	-	(300)
Stock-based compensation expense	-	-	-	124	-	-	-	124
Accretion of preferred stock discount	-	376	-	-	(376)	-	-	-

Balance, at December 31, 2010	18,594	(1,380)	20	10,740	8,074	263	(3,451)	32,860
Net loss for the year ended December 31, 2011	-	-	-	-	(9,517)	-	-	(9,517)
Unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	308	-	308
Treasury stock used for vested stock awards	-	-	-	(2)	-	-	7	5
Cash dividends accrued ($50 per senior preferred share of Series D)	-	-	-	-	(432)	-	-	(432)
Cash dividends accrued ($50 per senior preferred share of Series E)	-	-	-	-	(297)	-	-	(297)
Stock-based compensation expense	-	-	-	86	-	-	-	86
Accretion of preferred stock discount	-	386	-	-	(386)	-	-	-

Balance, at December 31, 2011	$18,594	$(994)	$20	$10,824	$(2,558)	$571	$(3,444)	$23,013

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(9,517)	$1,915
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	8,600	4,465
Provision for losses on loans held for sale	738	1,188
Provision for losses on REO	2,343	1,102
Depreciation	501	425
Net amortization of deferred loan origination (fees) costs	45	24
Net amortization of premiums on mortgage-backed securities	96	192
Amortization of investment in affordable housing limited partnership	325	-
Stock-based compensation expense	86	124
Earnings on bank owned life insurance	(87)	(104)
Net losses on sales of REO	35	88
Net losses on sales of loans	88	22
Net change in:
Accrued interest receivable	518	203
Deferred tax assets	4,295	(441)
Other assets	(3,176)	2,879
Other liabilities	1,417	(1,178)

Net cash provided by operating activities	6,307	10,904

Cash flows from investing activities:
Net change in loans receivable	35,904	18,186
Proceeds from sales and principal repayments of loans receivable held-for-sale	15,746	12,663
Available-for-sale securities:
Maturities, prepayments and calls	2,511	4,400
Held-to-maturity securities:
Maturities, prepayments and calls	2,207	3,538
Proceeds from sales of REO	4,727	2,883
Investment in affordable housing limited partnership	(537)	(832)
Net redemption of Federal Home Loan Bank stock	-	216
Additions to office properties and equipment	(33)	(156)

Net cash provided by investing activities	60,525	40,898

Cash flows from financing activities:
Net change in deposits	(53,759)	(37,043)
Proceeds from Federal Home Loan Bank advances	9,500	3,500
Repayments on Federal Home Loan Bank advances	(13,500)	(8,100)
Net increase in other borrowings	-	5,000
Cash dividends paid	-	(527)
Reissuance of treasury stock	5	6
Net change in advance payments by borrowers for taxes and insurance	541	(100)

Net cash used in financing activities	(57,213)	(37,264)

Net change in cash and cash equivalents	9,619	14,538
Cash and cash equivalents at beginning of the year	21,978	7,440

Cash and cash equivalents at end of the year	$31,597	$21,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,299	$9,216
Cash paid for income taxes	980	620
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$9,289	$4,661
Transfers of loans receivable held for sale to REO	1,526	344
Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale, net	2,544	22,688
Transfers of securities from held-to-maturity securities to available-for-sale securities	10,525	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2011, the Bank operated three retail-banking offices and one loan production office in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b. and Broadway Service Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance and provision for loan losses, impaired loans, fair value of loans held for sale, classification of investment securities, fair value of real estate owned, deferred tax asset valuation allowance, disallowed deferred tax assets for regulatory capital, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, accrued interest receivable, other assets, deferred income taxes, other liabilities, and advance payments by borrowers for taxes and insurance.

Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and the intent and ability of management to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, loans in process, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs are deferred, and recognized in income using the level-yield method without anticipating prepayments.

Interest income on all loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component covers non impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 10 quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Five or More Units—Subject to adverse various market conditions that cause a decrease in market value or lease rates; change in personal funding sources for tenants; oversupply of units in a specific region; a shift in population; reputational risks.

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

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gains (losses) on mortgage banking activities on the consolidated income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights assets totaled $363 thousand and $487 thousand at December 31, 2011 and 2010 and were included in other assets on the consolidated balance sheets.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Servicing fee income, which is included with net gains (losses) on mortgage banking activities on the consolidated income statement, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $12 thousand and $68 thousand for the years ended December 31, 2011 and 2010. Late fees and ancillary fees related to loan servicing are not material.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Investment in Affordable Housing Limited Partnership

The Bank owns a less than 5% interest in an affordable housing limited partnership. The investment is recorded using the cost method and is being amortized over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investment is reviewed for impairment on an annual basis or an interim basis if an event occurs that would trigger potential impairment.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

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

Retirement Plans

Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service. The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings or increase accumulated deficit; dividends on unearned ESOP shares reduce debt and accrued interest, if any.

Preferred Stock

The Series A and Series B preferred stock are non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock is non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock is convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. The Series A, B and C preferred stocks have non-cumulative annual dividend rates of 5% of their liquidation preference. Dividends are accrued when declared.

The Series D and Series E preferred stock are cumulative and non-voting perpetual preferred stock with a par value of $0.01 per share and a liquidation preference of $1 thousand per share. Series D and E preferred stocks accrue cumulative dividends at the rate of 5% of their liquidation preference per year for the first five years after issuance and 9% per year thereafter.

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

December 31, 2011 and 2010

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

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net earnings or stockholders’ equity.

New Accounting Standards

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

December 31, 2011 and 2010

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. Since the provisions of ASU 2011-05 are presentation related only, the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 2—Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at December 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Available-for-sale
Residential mortgage-backed	$17,008	$902	$-	$17,910
U.S. Government and federal agency	1,000	69	-	1,069

Total available-for-sale	$18,008	$971	$-	$18,979

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Available-for-sale
Residential mortgage-backed	$10,085	$439	$-	$10,524

Total available-for-sale	$10,085	$439	$-	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$-	$12,162
U.S. Government and federal agency	1,000	99	-	1,099

Total held-to-maturity	$12,737	$524	$-	$13,261

On December 30, 2011, all of the held-to-maturity securities, which had a total carrying amount of $10.5 million, were transferred to the available-for-sale portfolio at fair value of $11.0 million.

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at December 31, 2011. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,000	1,069
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	17,008	17,910

Total	$18,008	$18,979

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Securities pledged at year-end 2011 and 2010 had a carrying amount of $1.5 million and $12.7 million and were pledged to secure public deposits and FHLB advances. At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the years ended December 31, 2011 and 2010.

There were no securities with unrealized losses at December 31, 2011 and December 31, 2010. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Note 3—Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Multi-family residential	$6,427	$16,217
Commercial real estate	1,872	5,067
Church	6,002	9,408
Valuation allowance for unrealized losses	(444)	(1,281)

Loans receivable, held for sale, net	$13,857	$29,411

Loans receivable held-for-sale, net, consisted of multi-family, commercial real estate and church loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $5.2 million, net of charge-offs of $188 thousand and a $58 thousand valuation allowance, as of December 31, 2011 and totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, at December 31, 2010. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $3.4 million, net of a $386 thousand valuation allowance, as of December 31, 2011 and totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. During 2011, two loans receivable held-for-sale secured by church buildings, which had carrying amount of $1.5 million, net of charge-offs of $1.7 million, were transferred to REO. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $344 thousand, net of charge-offs of $486 thousand, was transferred to REO during 2010.

Net lower of cost or market write-downs on non-performing loans receivable held-for-sale totaled $689 thousand for the year ended December 31, 2011, compared to $902 thousand for the same period in 2010. Additionally, during 2011 and 2010, we increased our valuation allowance by $49 thousand and $286 thousand, respectively, on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 4—Loans Receivable

Loans at year-end were as follows:

	December 31,
	2011	2010
	(In thousands)
Real estate:
One to four units	$76,954	$82,764
Five or more units	108,161	128,534
Commercial real estate	54,599	72,770
Church	90,935	97,634
Construction	3,790	5,421
Commercial:
Sports	1,996	5,768
Other	4,900	6,410
Consumer:
Loan on savings	821	3,259
Other	108	29

Total gross loans receivable	342,264	402,589
Less:
Loans in process	202	371
Net deferred loan fees (costs)	(473)	(889)
Unamortized discounts	18	33
Allowance for loan losses	16,194	20,458

Loans receivable, net	$326,323	$382,616

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

	For the year ended December 31, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(99)	901	3,747	957	(13)	2,796	311	8,600
Recoveries	-	2	15	4	-	67	24	112
Loans charged off	(624)	(438)	(4,205)	(1,950)	-	(3,916)	(1,843)	(12,976)

Ending balance	$3,856	$2,934	$3,050	$5,920	$61	$247	$126	$16,194

Activity in the allowance for loan losses for the year ended December 31, 2010 was as follows:

2010
Beginning balance	$20,460
Provision for loan losses	4,465
Recoveries	5
Loans charged off	(4,472)

Ending balance	$20,458

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	December 31, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$764	$126	$212	$1,813	$-	$-	$70	$2,985
Collectively evaluated for impairment	3,092	2,808	2,838	4,107	61	247	56	13,209

Total ending allowance balance	$3,856	$2,934	$3,050	$5,920	$61	$247	$126	$16,194

Loans:
Loans individually evaluated for impairment	$13,204	$3,837	$7,736	$31,393	$302	$-	$70	$56,542
Loans collectively evaluated for impairment	63,750	104,324	46,863	59,542	3,488	6,896	859	285,722

Total ending loans balance	$76,954	$108,161	$54,599	$90,935	$3,790	$6,896	$929	$342,264

	December 31, 2010
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$-	$942	$1,541	$6,028
Collectively evaluated for impairment	4,156	2,400	2,558	4,791	74	358	93	14,430

Total ending allowance balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2011:

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$5,669	$4,017	$-	$4,719	$71
Five or more units	2,946	2,871	-	2,405	89
Commercial real estate	9,471	6,190	-	10,603	416
Church	19,379	17,592	-	17,047	605
Construction	302	302	-	314	23
Commercial:
Sports	4,000	-	-	2,566	-
Other	285	-	-	243	10
Consumer:
Loan on savings	-	-	-	796	-
With an allowance recorded:
One to four units	9,531	9,187	764	6,113	407
Five or more units	966	966	126	794	64
Commercial real estate	1,580	1,546	212	1,110	67
Church	14,298	13,801	1,813	13,093	706
Commercial:
Other	70	70	70	54	6

Total	$68,497	$56,542	$2,985	$59,858	$2,464

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs. Interest income that would have been recognized for the year ended December 31, 2011 had loans performed in accordance with their original terms was $5.0 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

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

The average recorded investment in impaired loans for the year ended December 31, 2010 was $49.2 million. Interest income recognized on impaired loans for the year ended December 31, 2010 was $2.2 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$1,540	$385
Commercial real estate	498	-
Church	3,230	5,533
Loans receivable, net:
One to four-units	7,931	6,227
Five or more units	3,450	1,865
Commercial real estate	5,790	10,321
Church	20,251	12,748
Construction	302	320
Commercial:
Sports	-	3,768
Other	-	-
Consumer:
Loan on Savings	-	2,249
Other	70	16

Total nonaccrual loans	$43,062	$43,432

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2011 and 2010.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of December 31, 2011 and 2010 by class of loans:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$987	$-	$1,540	$2,527	$3,900
Commercial real estate	-	-	498	498	1,374
Church	-	-	3,230	3,230	2,772
Loans receivable, net:
One to four units	921	2,464	7,931	11,316	65,638
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,248	525	5,790	8,563	46,036
Church	4,259	2,421	20,251	26,931	64,004
Construction	-	264	302	566	3,224
Commercial:
Sports	-	-	-	-	1,996
Other	125	-	-	125	4,775
Consumer:
Loan on savings	-	-	-	-	821
Other	-	-	70	70	38

Total	$9,864	$5,737	$43,062	$58,663	$297,902

	December 31,2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$1,209	$-	$385	$1,594	$14,623
Commercial real estate	-	-	-	-	5,067
Church	-	-	5,533	5,533	3,875
Loans receivable, net:
One to four units	$2,716	$71	$6,227	$9,014	$73,750
Five or more units	805	1,068	1,865	3,738	124,796
Commercial real estate	769	1,287	10,321	12,377	60,393
Church	12,914	5,230	12,748	30,892	66,742
Construction	898	-	320	1,218	4,203
Commercial:
Sports	-	-	3,768	3,768	2,000
Other	325	-	-	325	6,085
Consumer:
Loan on savings	-	-	2,249	2,249	1,010
Other	-	-	16	16	13

Total	$19,636	$7,656	$43,432	$70,724	$362,557

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Troubled Debt Restructurings

The Company has allocated $1.4 million and $1.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of December 31, 2011 and 2010. At December 31, 2011, loans classified as a TDR totaled $37.6 million, of which $17.4 million were included in non-accrual loans and $20.2 million were on accrual status. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in non-accrual loans and $22.5 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of December 31, 2011 and December 31, 2010, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 18 months to 10 years. Modifications involving an extension of the maturity date were for periods ranging from 10 years to 14 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One to four units	9	$7,711	$7,745
Five or more units	1	494	459
Church	11	8,828	8,298
Other	1	70	70

Total	23	$17,103	$16,572

The troubled debt restructurings described above increased the allowance for loan losses by $1.5 million and resulted in charge offs of $795 thousand during the year ended December 31, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	1	$418

Total	1	$418

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted described above resulted in a charge off of $207 thousand during the year ended December 31, 2011.

The terms of certain other loans were modified during the year ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $7.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For one-to-four family residential, consumer and other smaller balance homogeneous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$63,797	$3,044	$10,113	$-	$-
Five or more units	95,622	7,450	5,089	-	-
Commercial real estate	36,097	6,721	11,705	76	-
Church	37,532	13,100	40,262	41	-
Construction	500	2,988	302	-	-
Commercial:
Sports	-	1,996	-	-	-
Other	2,363	2,369	168	-	-
Consumer:
Loan on savings	821	-	-	-	-
Other	108	-	-	-	-

Total	$236,840	$37,668	$67,639	$117	$-

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$-	$-
Five or more units	118,490	6,412	3,632	-	-
Commercial real estate	46,692	5,281	20,797	-	-
Church	42,931	14,229	40,204	270	-
Construction	4,203	320	898	-	-
Commercial:
Sports	-	2,000	3,768	-	-
Other	925	4,870	615	-	-
Consumer:
Loan on savings	1,010	-	2,249	-	-
Other	13	-	0	-	16

Total	$286,110	$35,552	$80,641	$270	$16

Note 5—Real Estate Owned

Activity in the valuation allowance was as follows:

	2011	2010
	(In thousands)
Beginning valuation allowance	$54	$-
Additions charged to expense	2,343	1,102
Direct write-downs	(2,361)	(1,048)

Ending valuation allowance	$36	$54

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Expenses related to foreclosed assets include:

	2011	2010
	(In thousands)
Net losses on sales	$35	$88
Provision for unrealized losses	2,343	1,102
Operating expenses	499	231

Total	$2,877	$1,421

Note 6—Fair Value

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

December 31, 2011 and 2010

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets at December 31, 2011:
Securities available-for-sale—residential mortgage-backed	$17,910	$-	$17,910	$-
Securities available-for-sale—U.S. government and federal agency	1,069	-	1,069	-
Mortgage servicing rights	363	-	-	363
Assets at December 31, 2010:
Securities available-for-sale—residential mortgage-backed	$10,524	$-	$10,524	$-
Mortgage servicing rights	487	-	-	487

The table below presents a reconciliation of the mortgage servicing rights asset which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	2011	2010
	(In thousands)
Balance at January 1,	$487	$450
Additions	-	79
Other changes in fair value	(124)	(42)

Balance at December 31,	$363	$487

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Assets Measured on a Non- Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	December 31,
	2011	2010
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$1,540	$366
Commercial real estate	472	-
Church	3,198	4,783
Impaired loans carried at fair value of collateral:
One to four units	6,188	3,775
Five or more units	903	1,606
Commercial real estate	1,914	2,542
Church	10,339	5,591
Commercial	-	2,826
Consumer	-	749
Real estate owned:
One to four units	758	1,086
Five or more units	-	260
Commercial real estate	3,338	568
Church	2,914	1,122

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2011 and 2010, and the losses recognized on these assets for the years ended December 31, 2011 and 2010.

	Principal Amount at December 31, 2011	Valuation Allowance at December 31, 2011	Losses for the year ended December 31, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,268	$58	$689
Impaired loans carried at fair value of collateral (2)	20,958	1,614	9,347
Real estate owned (3)	7,046	36	2,343

Total	$33,272	$1,708	$12,379

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $10.3 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

	Principal Amount at December 31, 2010	Valuation Allowance at December 31, 2010	Losses for the year ended December 31, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,918	$769	$902
Impaired loans carried at fair value of collateral (2)	21,509	4,420	4,829
Real estate owned (3)	3,090	54	1,102

Total	$30,517	$5,243	$6,833

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.4 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,597	$31,597	$21,978	$21,978
Securities available-for-sale	18,979	18,979	10,524	10,524
Securities held-to-maturity	-	-	12,737	13,261
Loans receivable held for sale, net	13,857	13,857	29,411	29,411
Loans receivable, net	326,323	326,643	382,616	384,274
Federal Home Loan Bank stock	4,089	N/A	4,089	N/A
Accrued interest receivable	1,698	1,698	2,216	2,216
Financial Liabilities:
Deposits	$(294,686)	$(294,313)	$(348,445)	$(347,373)
Federal Home Loan Bank advances	(83,000)	(88,911)	(87,000)	(91,615)
Junior subordinated debentures	(6,000)	(5,319)	(6,000)	(4,609)
Other borrowings	(5,000)	(4,434)	(5,000)	(4,979)
Advance payments by borrowers for taxes and insurance	(813)	(813)	(272)	(272)
Accrued interest payable	(1,302)	(1,302)	(550)	(550)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

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

Note 7—Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2011	2010
	(In thousands)
Land	$1,723	$1,723
Office buildings and improvements	5,051	5,041
Furniture, fixtures and equipment	2,120	2,141

	8,894	8,905
Less accumulated depreciation	(4,268)	(3,811)

Office properties and equipment, net	$4,626	$5,094

Depreciation expense was $501 thousand and $425 thousand for 2011 and 2010. At December 31, 2011, the main office building, which had a carrying amount of $1.7 million, was classified as held-for-sale.

At December 31, 2011, the Company was obligated through 2013 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $252 thousand for 2011 and $285 thousand for 2010.

Rent commitments, before considering renewal options that generally are present, were as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2012	$82	$84	$166
2013	44	28	72

Total	$126	$112	$238

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 8—Deposits

Deposits are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
NOW account and other demand deposits	$21,474	$23,780
Non-interest bearing demand deposits	17,741	22,610
Money market deposits	21,872	23,499
Passbook	37,084	40,373
Certificates of deposit	196,515	238,183

Total	$294,686	$348,445

At December 31, 2011 and 2010, brokered deposits totaled $9.2 million and $18.2 million, respectively. As disclosed in Note 15, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OCC.

Certificates of deposit of $100 thousand or more were $128.1 million and $160.0 million at year end 2011 and 2010.

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2012	$117,297
2013	56,779
2014	14,791
2015	2,225
2016	5,292
Thereafter	131

$196,515

Note 9—Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2011
Maturities September 2012 to February 2018, fixed rates at rates from 0.91% to 4.81%, averaging 3.09%	$83,000

December 31, 2010
Maturities January 2011 to February 2018, fixed rates at rates from 1.34% to 4.81%, averaging 3.24%	$87,000

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $205.8 million of first mortgage loans at year-end 2011 and $243.0 million of first mortgage loans and $11.1 million of residential mortgage-backed securities at year-end 2010 under a blanket lien arrangement. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of $100.0 million, the Company is eligible to borrow up to an additional $5.2 million at year-end 2011.

Required payments over the next five years are as follows:

Amount
(In thousands)
2012	$13,000
2013	3,500
2014	42,000
2015	8,500
2016	5,000
Thereafter	11,000

$83,000

Note 10—Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.10% at December 31, 2011. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has informed the Company that it does not intend to extend the forbearance agreement.

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, the Company has obtained the written consent of the U.S. Treasury to exchange the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. In addition, the Company has obtained the agreement of the holder of Series A Perpetual Preferred Stock to exchange its holdings for common stock at a discount of 50% of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

the liquidation amount, subject to documentation and certain terms and conditions and are in discussions with the holders of Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company has also proposed to the line of credit lender that it exchange a portion of the line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a new credit agreement for the remainder of the facility that would be outstanding after the exchange.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million or more in gross proceeds. The Company anticipates that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 11.2 million new shares of the Company’s common stock, which would constitute approximately 87% of the pro forma outstanding shares of the Company’s common stock. The 11.2 million new shares of common stock exceed the Company’s current unissued and authorized shares. The Company plans to seek existing shareholders approval to increase the Company’s authorized shares, and issue the shares in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, sell the headquarters building, decrease nonperforming assets and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. For further information relating to the cash position and requirements of the Company, see Note 19 – Going Concern.

Note 11—Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $91 thousand and $86 thousand for 2011 and 2010.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by the ESOP and allocated to participants were 87,505 at December 31, 2011 and 2010. There are no shares unallocated as of December 31, 2011 and 2010. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. Cash contributions totaled $58 thousand for the year ended December 31, 2011 and $56 thousand for the year ended December 31, 2010. Compensation expense related to the ESOP was $53 thousand for 2011 and $56 thousand for 2010.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

under this agreement was $764 thousand at December 31, 2011 and $614 thousand at December 31, 2010, and is accrued over the period of active employment. Compensation expense was $150 thousand for 2011 and $142 thousand for 2010.

Note 12—Income Taxes

The Company and its subsidiaries are subject to U.S. federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax expense (benefit) was as follows:

	2011	2010
	(In thousands)
Current
Federal	$(2,260)	$1,502
State	(192)	280
Deferred
Federal	(296)	(443)
State	(1,181)	(299)
Change in valuation allowance	5,771	301

Total	$1,842	$1,341

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2011	2010
	(In thousands)
Federal statutory rate times financial statement income (loss)	$(2,611)	$1,107
Effect of:
State taxes, net of federal benefit	(546)	233
Enterprise zone net interest deduction	(428)	(283)
Earnings from bank owned life insurance	(36)	(43)
Low income housing credits	(388)	-
Change in valuation allowance	5,771	301
Other, net	80	26

Total	$1,842	$1,341

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Year-end deferred tax assets and liabilities were due to the following:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,723	$6,397
Accrued liabilities	181	171
Lower of cost or market adjustment	-	6
State income taxes	39	105
Deferred compensation	339	266
Stock compensation	218	182
Real estate owned	-	141
Unrealized gain/loss on loans held for sale	183	527
Net operating loss carryforward	2,679	119
Nonaccrual loan interest	637	717
Basis difference on fixed assets	101	-
Partnership investment	10	-
General business credit	332	-
Alternative minimum tax credit	119	-
Other	2	4

Total deferred tax assets	10,563	8,635

Deferred tax liabilities:
Deferred loan fees/costs	(1,878)	(1,743)
Real estate owned	(337)	-
Net unrealized appreciation on available-for-sale securities	(400)	(176)
FHLB stock dividends	(644)	(581)
Mortgage servicing rights	(149)	(201)
Basis difference on fixed assets	-	(28)
Prepaid expenses	(27)	(30)

Total deferred tax liabilities	(3,435)	(2,759)
Valuation allowance	(6,278)	(507)

Net deferred tax assets	$850	$5,369

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $6.3 million was required as of December 31, 2011. The Company had recorded a valuation allowance of $507 thousand as of December 31, 2010. The increase in the valuation allowance against its federal and state deferred tax assets was due to current year losses and the Company’s inability to project sufficient future taxable income. The remaining net deferred tax asset of $850 thousand at December 31, 2011 is supported by a near term tax planning strategy of selling the Company’s headquarters building at a gain. This sale is expected to close in second quarter.

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company’s federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2011 and 2010. If the Bank were liquidated, or otherwise ceases to be a bank, or if tax laws were to change, this amount would be expensed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$214	$91
Additions based on tax positions related to the current year	108	107
Additions for tax positions of prior year	1	107
Reductions for tax positions of prior years	-	(4)
Settlements	-	(87)

Balance at end of year	$323	$214

Of this total, $323 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2011, $3 thousand was accrued for potential interest related to these unrecognized tax benefits. There was no accrual for potential interest related to unrecognized tax benefits in 2010.

Federal tax years 2008 through 2011 remain open for the assessment of Federal income tax. California tax years 2007 through 2011 remain open for the assessment of California income tax.

Note 13—Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2011 were as follows:

Amount
(In thousands)
Beginning balance	$453
Repayments	(14)

Ending balance	$439

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $1.8 million and $3.8 million.

Note 14—Stock-Based Compensation

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $88 thousand and $132 thousand for 2011 and 2010.

Stock Option Plans

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which is shareholder approved. The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

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

There were no options granted during 2011 and 8,750 options were granted during 2010. The fair value of options granted was determined using the following weighted average assumptions as of the grant date.

2010
Risk free interest rate	3.68%
Expected term	10 years
Expected stock price volatility	102.91%
Dividend yield	3.33%

A summary of the activity in the plans for 2011 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2011	222,793	$6.57	4,282	$9.91	227,075	$6.63
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-

Outstanding at December 31, 2011	222,793	$6.57	4,282	$9.91	227,075	$6.63

Vested or expected to vest	222,793	$6.57	4,282	$9.91	227,075	$6.63

Exercisable at December 31, 2011	155,793	$7.11	4,282	$9.91	160,075	$7.19

At December 31, 2011, options outstanding and options exercisable had a weighted average remaining contractual term of 5.49 years and 6.49 years, respectively. Options outstanding and options exercisable had no intrinsic value at December 31, 2011.

There were no options exercised during 2011 and 2010. Unrecognized compensation cost related to nonvested stock options granted under the plans totaled $164 thousand as of December 31, 2011. The cost is expected to be recognized over a weighted average period of 2.0 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Share Award Plans

With the adoption of the 2008 LTIP, the Recognition and Retention Plan (“RRP”) and the Performance Equity Program (“PEP”), which provided for the issuance of shares to non-employee directors and certain officers and employees, were terminated and no further grants were made pursuant to the plans.

A summary of changes in the Company’s nonvested PEP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	600	$10.25
Vested	(600)	10.25

Nonvested at December 31, 2011	-	$-

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested shares granted under the PEP Plan. The total fair value of shares vested for the PEP Plan during the years ended December 31, 2011 and 2010 was $6 thousand, respectively.

Note 15—Regulatory Capital Matters and Capital Purchase Program

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

The Company and the Bank consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS (now OCC) regulations. The cease and desist orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its stockholders, without the prior written

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

approval of the OCC and the FRB, respectively. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

We have met the minimum capital requirements at December 31, 2011 and December 31, 2010 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, however we cannot be considered well capitalized while under the cease and desist order.

Actual and normally required capital amounts and ratios at December 31, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2011:
Tangible Capital to adjusted total assets	$35,698	8.38%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$35,698	8.38%	$17,056	4.00%	$21,321	5.00%	$34,113	8.00%
Tier 1(Core) Capital to risk weighted assets	$35,698	11.71%	N/A	N/A	$18,297	6.00%	N/A	N/A
Total Capital to risk weighted assets	$39,663	13.01%	$24,396	8.00%	$30,495	10.00%	36,593	12.00%
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	43,508	12.00%

The Company’s principal source of funds for the payment of operating expenses, as well as for the declaration and payment of dividends, is dividends received from the Bank. OCC regulations limit the amount of dividends that may be paid by the Bank without prior approval of the OCC. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Based on the above limitation, the Bank may not declare dividends during the year 2012 without OCC approval. There are additional dividend restrictions related to the Company’s preferred stock purchase agreements with the U.S.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Treasury as discussed below under “Capital Purchase Program.” Additionally, the cease and desist orders issued by the OTS effective September 09, 2010 have imposed certain limitations on the Company and the Bank. These limitations include the following, among others:

•

The Bank may not increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

•	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the OCC.

•	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the OCC.

•

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

•	The Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OCC.

Capital Purchase Program

On November 14, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”). Under the Purchase Agreement, the Company agreed to sell 9,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $.01 per share and liquidation preference of $1 thousand per share (the “Series D Preferred Stock”), for a total price of $9.0 million. Cumulative dividends accrue on the Series D Preferred Stock at the rate of 5% per year for the first five years and 9% per year thereafter. The shares may be redeemed by the Company at any time, subject to regulatory approval.

On December 4, 2009, the Company entered into another Purchase Agreement with the U.S. Treasury, pursuant to which the Company sold 6,000 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series E, par value $.01 per share and liquidation preference of $1 thousand per share (the “Series E Preferred Stock”), for a total price of $6.0 million. Cumulative dividends accrue on the Series E Preferred Stock at the rate of 5% per year for the first five years and 9% per year thereafter. The shares may be redeemed by the Company at any time, subject to regulatory approval.

The Company has stopped paying dividends to the U.S. Treasury since June 15, 2010. As of December 31, 2011, deferred dividends totaled $1.2 million.

Pursuant to the terms of the Purchase Agreements, the ability of the Company to declare or pay dividends or other distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.05) declared on the Common Stock prior to November 14, 2008. The redemption, purchase or other

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

acquisition of trust preferred securities of the Company or its affiliates also are restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining the consent of the U.S. Treasury.

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

Note 16—Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2011	2010
	(In thousands)
Commitments to make loans	$300	$382
Unused lines of credit	4,783	8,810

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2011, loan commitments consisted of one multi-family residential loan with an interest rate of 4.25%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 17 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet

December 31,

	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$641	$376
Investment in bank subsidiary	36,305	43,429
Other assets	227	835

Total assets	$37,173	$44,640

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other borrowings	5,000	5,000
Dividends payable	1,219	490
Due to bank subsidiary	674	-
Other liabilities	1,267	290
Stockholders’ equity	23,013	32,860

Total liabilities and stockholders’ equity	$37,173	$44,640

Condensed Statements of Operations

Years ended December 31,

	2011	2010
	(In thousands)
Interest income	$1	$2
Interest expense	858	433
Other expense	548	609

Loss before income tax and undistributed subsidiary income (loss)	(1,405)	(1,040)
Income taxes benefit (expense)	(594)	427
Equity in undistributed subsidiary income (loss)	(7,518)	2,528

Net earnings (loss)	$(9,517)	$1,915

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Condensed Statements of Cash Flows

Years ended December 31,

	2011	2010
	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(9,517)	$1,915
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	7,518	(2,528)
Change in other assets	608	(520)
Change in other liabilities	977	198

Net cash provided by (used in) operating activities	(414)	(935)

Cash flows from investing activities
Investment in bank subsidiary	-	(5,000)

Net cash used in investing activities	-	(5,000)

Cash flows from financing activities
Net increase in other borrowings	-	5000
Due to bank subsidiary	674	-
Reissuance of treasury stock	5	6
Cash dividends paid	-	(527)

Net cash provided by financing activities	679	4,479

Net change in cash and cash equivalents	265	(1,456)
Beginning cash and cash equivalents	376	1,832

Ending cash and cash equivalents	$641	$376

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 18 – Earnings (Loss) Per Common Share

The factors used in the earnings (loss) per common share computation follow:

	2011	2010
	(Dollars in thousands, except share and per share)
Basic
Net earnings (loss)	$(9,517)	$1,915
Less: Preferred stock dividends and accretion	(1,115)	(1,145)

Earnings (loss) available to common stockholders	$(10,632)	$770

Weighted average common shares outstanding	1,744,330	1,743,728

Basic earnings (loss) per common share	$(6.10)	$0.44

Diluted
Net earnings (loss)	$(9,517)	$1,915
Less: Preferred stock dividends and accretion	(1,115)	(1,145)

Earnings (loss) available to common stockholders	$(10,632)	$770

Weighted average common shares outstanding for basic earnings per common share	1,744,330	1,743,728
Add: dilutive effects of assumed exercises of stock options	-	831

Average shares and dilutive potential common shares	1,744,330	1,744,559

Diluted earnings (loss) per common share	$(6.10)	$0.44

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010 because they were anti-dilutive.

Note 19 – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability will be settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on or before April 2, 2012 and the Company will run out of operating cash. Additionally, the Company is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 10).

Due to the current regulatory order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. In that event, the Company would not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital and/or obtain requisite forbearances from its lender. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Management’s plan to address the conditions described above is to raise additional equity capital for the Company. The Company’s ability to continue as a going concern is dependent on the timely implementation and success of this plan. There can be no assurance that management’s plan will be achieved.