Form 10-K/A
period 2011-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2012-04-27
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

This amendment is being filed to provide the information required by Part III of Form 10-K because the Company’s proxy statement for the 2012 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2011 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occuring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors (the “Board”) of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Paul C. Hudson and Kellogg Chan, has a term of office expiring at the 2012 Annual Meeting of Stockholders. Messrs. Hudson and Chan are expected to be nominated for election to serve for additional terms as directors at the Company’s 2012 Annual Meeting of Stockholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2011	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
Paul C. Hudson	63	1985	2012	Chairman of the Board
Kellogg Chan	72	1993	2012	Director
CONTINUING DIRECTORS:
Robert C. Davidson, Jr.	66	2003	2013	Director
Javier León	46	2007	2013	Director
A. Odell Maddox	65	1986	2014	Director
Daniel A. Medina	54	1997	2014	Director
Virgil Roberts	64	2002	2014	Director

The following is a brief description of the business experience of the nominees and continuing directors for at least the past five years and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Also set forth below for each director and nominee is a description of the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director of the Company.

Nominees

Paul C. Hudson is the Chairman of the Board of Directors of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board in 1985 and served in various positions prior to becoming Chairman and Chief Executive Officer in 2007. In February of 2012, Mr. Hudson transitioned into Chairman of the Board of Directors of the Company and the Bank. Mr. Hudson currently serves on several nonprofit boards, including the Board of Directors of the Insight Center For Community Economic Development and the Center for Social Inclusion.

Mr. Hudson has over 30 years of executive management experience with the Company and over 25 years as its leader. He is responsible for developing the Company from a relatively small mutual thrift institution into one of the largest African American thrift institutions in the United States. He has extensive knowledge of the history of the Company and the markets in which it operates. He is well versed in regulatory and other issues facing the Company and the banking industry.

Kellogg Chan served as President of Asia Capital Group, Ltd., a biotechnology holding company, from 2001 to 2009. He has been a member of the Board since 1993. He served as the Chairman and Chief Executive Officer of Universal Bank, f.s.b from 1994 to 1995 and President and Chief Executive Officer of East-West Bank from 1976 to 1992.

Mr. Chan has extensive experience in the thrift industry through a wide variety of economic and interest rate cycles. He has served in executive management positions in thrift institutions and has experienced a diversity of corporate cultures. His extensive executive management experience includes strategic planning and implementation, and the development, implementation and evaluation of internal control structures, particularly in the thrift industry.

Continuing Directors

A. Odell Maddox is Manager of Maddox Co., a real estate property management and sales company, and has served in that capacity since 1986. Mr. Maddox has worked in property management, real estate brokerage and investment businesses for over 36 years.

Mr. Maddox has extensive experience in real estate in Los Angeles, as well as significant experience in real estate lending and loan workouts. He has extensive entrepreneurial experience developing and managing small and medium-sized businesses. Mr. Maddox has a long history with and knowledge of the Company and the communities and markets in which the Company operates.

Daniel A. Medina began working for Needham & Company, LLC, a New York based investment bank in October 2009. Prior to working for Needham & Company, LLC, Mr. Medina was Managing Director of Capital Knowledge, LLC, a consulting firm that provided financial advisory services. He had been with Capital Knowledge, LLC and its predecessor since April 1, 2000.

Mr. Medina has extensive experience in analyzing and valuing financial institutions and assessing their strengths and weaknesses. He also has extensive knowledge of the capital markets and mergers and acquisitions, specifically within the financial services industry.

Virgil Roberts has been Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry, since 1996. He currently serves on the Board of Directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio, the Alliance of Artists and Record Companies and the Bridgespan Group, a management and consulting firm for large philanthropy companies with offices in Boston, San Francisco and New York.

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

Robert C. Davidson, Jr. is the Retired Chairman and CEO of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, which became one of the top African American-owned manufacturing companies in California. Previously, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses.

Davidson currently sits on the boards of Morehouse College (Chairman); Art Center College of Design (Chairman); Jacobs Engineering Group, Inc.; Broadway Federal Bank; Cedars-Sinai Medical Center; the University Of Chicago Graduate School Of Business Advisory Council and The Huntington Library & Gardens.

Javier León is the Managing Director of Andell Sports Group, which oversees the sports and related assets of Andell Holdings and has served in that capacity since 2008. Mr. Leon oversees the business and operations of the Chicago Fire, a professional soccer team, on behalf of its owner. He is involved in strategic planning and marketing, as well as the development, of Hispanic community and public relations strategies and programs. Prior to joining Andell Sports Group, Mr. Leon served as the Chief Executive Officer of Chivas USA Enterprises in Los Angeles from 2004 to 2007. Mr. León was a managing director in investment banking for Merrill Lynch, Deutsche Bank and ING-Barings from 1992 to 2004. He received a bachelors degree from Claremont McKenna College and a Masters of International Management from the University of California at San Diego.

Mr. Leon has extensive experience in managing, planning for and operating businesses. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial reporting and analysis. He also has experience in the capital markets. Mr. Leon’s experience in the areas of strategic planning and marketing, including marketing to Hispanic communities, makes him an excellent candidate for the Board.

Executive Officers

The following table sets forth information with respect to executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually by, the respective Boards of Directors.

Name	Age (1)	Principal Occupation during the Past Five Years

Wayne-Kent A. Bradshaw	64	Chief Executive Officer of the Company and the Bank since February 2012. President / Chief Operating Officer of the Company and the Bank from February 2009 to February 2012. Regional President and National Manager for Community and External Affairs at Washington Mutual Bank from 2003 to 2009.

Samuel Sarpong	51	Senior Vice President / Chief Financial Officer of the Company and the Bank since 2005. First Vice President / Chief Compliance Officer and Internal Audit Director of the Bank from 2004 to 2005.

Wilbur A. McKesson Jr.	58	Senior Vice President / Chief Loan Officer of the Company since 2007. Vice President for Affordable Housing of Option One Mortgage Corporation from 2002 to 2007.

(1)	As of December 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to report to the SEC their initial ownership of shares of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed in this Proxy Statement. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

Based solely on our review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than 10% stockholders were timely met.

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

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Maddox (Chairman), Chan and Medina. The Audit Committee is responsible for oversight of the internal audit function for the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for oversight of the Company’s independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Messrs Medina and Chan meet the definition of “audit committee financial expert,” as defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our three most highly compensated executive officers for services rendered in all capacities during 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Option Awards(2)	Nonqualified Deferred Compensation Earnings(3)	All Other Compen- sation (4)	Total ($)
Paul C. Hudson Chief Executive Officer	2011	$330,000	—	$150,505	$39,586	$520,091
	2010	$300,000	—	$141,761	$37,633	$479,394
	2009	$286,667	—	$133,526	$34,549	$454,742

Wayne-Kent A. Bradshaw (5) Chief Operating Officer	2011	$210,000	—	—	$36,587	$246,587
	2010	$210,000	—	—	$33,725	$243,725
	2009	$178,750	$224,250	—	$26,232	$429,232

Samuel Sarpong Chief Financial Officer	2011	$172,601	—	—	$21,783	$194,384
	2010	$172,601	—	—	$21,457	$194,058
	2009	$161,551	—	—	$19,332	$180,883

Wilbur McKesson Chief Lending Officer	2011	$165,191	—	—	$31,400	$196,591
	2010	$165,191	—	—	$25,866	$191,057
	2009	$159,811	—	—	$28,545	$188,356

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	Represents the grant date fair value of option awards granted under the Company’s Long-Term Incentive Plans. Option awards vest 20% per year from the date of the grant and are fully vested in year five. The maximum term of each option is ten years. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 14 of the Notes to Consolidated Financial Statements, as filed with the SEC on Form 10-K for the year ended December 31, 2011 and included in our Annual Report to Stockholders.
(3)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from a bank owned life insurance policy reduces the expense related to the Salary Continuation Agreement. The present value of the accumulated benefit under this agreement, which is determined using a discount rate of 6%, is reflected in our Consolidated Financial Statements as of December 31, 2011.
(4)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under our Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(5)	Wayne-Kent A. Bradshaw commenced his employment as the Bank’s President and Chief Operating Officer in February 2009.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)
Paul C. Hudson	29,718	—	$6.68	07/25/12
Wayne K. Bradshaw	30,000	45,000	$4.98	03/18/19
Samuel Sarpong	10,000	—	$13.11	04/21/14
	15,000	—	$10.25	05/24/16
	9,000	6,000	$5.95	10/22/18
Wilbur McKesson	24,000	16,000	$5.95	10/22/18

(1)	The stock options shown are immediately exercisable.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.

Salary Continuation

Under the 2006 Salary Continuation Agreement, upon termination of employment after Mr. Paul Hudson reaches age 65, he will receive an annual benefit of $100,000, divided into 12 equal monthly payments, for 15 years. The normal retirement age is defined as age 65. The agreement includes provisions for early termination, disability, termination for cause, death and change in control.

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation (2)	Total
Kellogg Chan	$25,000	—	$25,000
Robert C. Davidson	$23,000	$8,229	$31,229
Javier León	$15,000	—	$15,000
A. Odell Maddox	$24,000	$2,614	$26,614
Daniel Medina	$25,000	—	$25,000
Virgil Roberts	$25,000	—	$25,000
Elrick Williams	$18,750	—	$18,750

(1)	Includes payments of annual retainer fees, fees paid to chairmen of Board committees, and meeting attendance fees.
(2)	Includes premiums paid for medical, dental and group term life insurance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2012, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class
Beneficial Owners:
Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)		12.32%

Williams Group Holdings LLC 444 N. Michigan Avenue, Ste 3530 Chicago, IL	189,517	(2)		10.86%
First Opportunity Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	96,980	(3)		5.56%

Directors and Executive Officers:
Paul C. Hudson	90,689	(4)		5.20%
Kellogg Chan	43,139	(5)		2.47%
Robert C. Davidson, Jr.	10,713	(6	)(7)	0.61%
Javier León	3,125	(5)		0.18%
A. Odell Maddox	19,019	(5)		1.09%
Daniel A. Medina	10,041	(5	)(8)	0.58%
Virgil Roberts	14,632	(9	)(10)	0.84%
Wayne-Kent A. Bradshaw	45,050	(11)		2.58%
Samuel Sarpong	37,848	(12)		2.17%
Wilbur McKesson	24,270	(13)		1.39%

All directors and executive officers as a group (10 persons)	298,526			17.11%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G/A, filed on February 11, 2010 with the SEC by Elrick Williams. Mr. Williams is a majority owner of Williams Group Holdings LLC which owns 189,517 shares of the Company’s Common Stock.
(3)	Information based upon Schedule 13G/A, filed on February 17, 2011 with the SEC by First Opportunity Fund, Inc. (formerly First Financial Fund, Inc.)
(4)	Includes 17,135 allocated shares under the Employee Stock Ownership Plan (“ESOP”), and 29,718 shares subject to options granted under the Company’s Long Term Incentive Plan (the “LTIP”), which options are all currently exercisable.
(5)	Includes 3,125 shares subject to options granted under the Company’s 2008 Long Term Incentive Plan (the “2008 LTIP”), which options are all currently exercisable.
(6)	Includes 5,356 shares held jointly with spouse with whom voting and investment power are shared.
(7)	Includes 1,428 shares subject to options granted under the Stock Option Plan for Outside Directors (the “SOPOD”), and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(8)	Includes 6,110 shares held jointly with spouse with whom voting and investment power are shared.
(9)	Includes 5,806 shares held jointly with spouse with whom voting and investment power are shared.
(10)	Includes 1,784 shares subject to options granted under the SOPOD, and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(11)	Includes 50 allocated shares under the ESOP, and 45,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.

(12)	Includes 848 allocated shares under the ESOP, 25,000 shares subject to options granted under the LTIP, and 9,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.
(13)	Includes 270 allocated shares under the ESOP, and 24,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 30, 1999, the Bank made a loan of $550,000 to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. As of March 31, 2012, the outstanding balance of the loan was $435,703.

Director Independence

We have adopted standards for director independence pursuant to Nasdaq Stock Market listing standards. The Board considered relationships, transactions and/or arrangements with each of its directors and determined that all six of the Company’s non-employee directors are “independent” under applicable Nasdaq Stock Market listing standards and SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank, the Audit Committee approves each engagement. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2011 and 2010. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2011	2010
	(In thousands)
Audit fees (1)	$186	$160
Audit-related fees (2)	12	12
All other fees	—	—

Total fees	$198	$172

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Consultation fees billed for professional services rendered for the 2011 and 2010 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b).	List of Exhibits

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer
Date:	April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw	Date: April 27, 2012
Wayne-Kent A. Bradshaw
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Samuel Sarpong	Date: April 27, 2012
Samuel Sarpong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)