Form 10-K/A
period 2011-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2012-09-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	The NASDAQ Stock Market, LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Explanatory Paragraph

We are filing this Amendment No. 2 (“this Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2011 originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Filing”) in connection with the restatement of our audited consolidated financial statements to correct errors made in our determination of the appropriate provisions for losses and charge-offs during the fourth quarter of 2011. These matters are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.” In this Filing, we are amending the financial and statistical information set forth in the following sections of the Original Filing to reflect the restatement of our audited consolidated financial statements for the year ended December 31, 2011: Part 1, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We are also amending the disclosure in Part II, Item 9A. “Controls and Procedures” to reflect the related material weaknesses we discovered in our disclosure controls and procedures and internal controls over financial reporting and have included new certifications by our Chief Executive Officer and our Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. No other changes are being made hereby to the Original Filing.

This Filing speaks as of the filing date of the Original Filing, does not reflect events or changes in circumstances that have occurred after that date, and does not modify or update any disclosures made in the Original Filing except as described above. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than with respect to the restatement of our financial statements). Such forward-looking statements should be read in their historical context and in conjunction with our filings with the SEC made after the date of the Original Filing, including any amendments to those filings.

i

ii

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

iii

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

Business Overview; Recent Developments

We have experienced elevated levels of loan delinquencies and non-performing assets during the period from 2010 to the present that have resulted in operating losses. Due to these factors and an assessment of our business and assets in the course of a regulatory examination of the Bank in March 2010, the Company and the Bank were designated as being “in troubled condition.” The Company and the Bank agreed to the issuance of cease and desist orders to them in September 2010, which we refer to collectively as the “C&Ds.” The C&Ds mandated improvements in enumerated aspects of our business operations and place limitations on us, including prohibition of the payment of dividends by the Bank or the Company, or the incurrence of any new debt or payment on existing debt by the Company, in each case without prior regulatory approval. These and related matters, including our results of operations, loan delinquencies and nonperforming assets, are discussed below in this Item 1, under the caption “Regulation — Cease and Desist Orders” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. The principal elements of the recapitalization plan include reaching agreements with the holders of the outstanding series of the Company’s preferred stock to convert their respective holdings into Company common stock on negotiated terms and the concurrent sale by the Company of $5 million or more of additional common stock in private placement transactions. Based on agreements reached with certain of the holders of our preferred stock and discussions with potential common stock investors to date, we anticipate that these transactions would, if completed, result in the issuance of approximately 11.2 million new shares of the Company’s common stock, which would constitute approximately 87% of the pro forma outstanding shares of the Company’s common stock. The number of shares of common stock that would be required to be issued exceeds the Company’s currently authorized and unissued shares of common stock. We plan to seek shareholder approval to increase our authorized number of shares of common stock and such other shareholder approvals as may be required to complete the recapitalization. Our recapitalization plan is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters, including the potential effects on the Company’s financial statements and other financial information included in this report, all of which have been prepared on the basis that the Company will continue as a going concern, are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 11 and 20 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and one to four-family properties. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer and other loans. At December 31, 2011, our net loan portfolio totaled $322.8 million, or 78% of total assets.

We emphasize the origination of adjustable-rate loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio. We retain these loans in order to maintain a substantial percentage of our loans that have more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2011, approximately 97% of our mortgage loans had adjustable rates. To a lesser extent, we also originate fixed rate mortgage loans to meet customer demand but we sell the majority of these loans in the secondary market, primarily to other financial institutions. The decision as to whether the loans will be retained in our portfolio or sold is generally made at the time of loan origination or purchase. At December 31, 2011, we had 22 loans totaling $13.0 million held for sale.

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

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
One to four-units	$76,682	22.57%	$82,764	20.56%	$90,747	20.03%	$68,478	20.25%	$35,313	11.59%
Five or more units	108,161	31.83%	128,534	31.92%	146,291	32.28%	87,679	25.93%	113,395	37.21%
Commercial real estate	54,259	15.97%	72,770	18.08%	82,276	18.16%	66,861	19.77%	59,797	19.62%
Church	89,099	26.22%	97,634	24.25%	101,007	22.29%	84,041	24.85%	70,793	23.23%
Construction	3,790	1.11%	5,421	1.35%	5,547	1.22%	5,505	1.63%	2,033	0.67%
Commercial	6,896	2.03%	12,178	3.02%	23,166	5.11%	22,357	6.61%	22,630	7.43%
Consumer	929	0.27%	3,288	0.82%	4,110	0.91%	3,246	0.96%	784	0.25%

Gross loans	339,816	100.00%	402,589	100.00%	453,144	100.00%	338,167	100.00%	304,745	100.00%

Plus: Premiums on loans purchased	—		—		—		2		4
Less:
Loans in process	202		371		822		1,499		2,356
Deferred loan fees (costs), net	(473)		(889)		(817)		(213)		258
Unamortized discounts	18		33		39		51		60
Allowance for loan losses	17,299		20,458		20,460		3,559		2,051

Total loans held for investment	$322,770		$382,616		$432,640		$333,273		$300,024

Loans held for sale	$12,983		$29,411		$20,940		$24,576		$3,554

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

Our commercial real estate loans amounted to $54.3 million and $72.8 million at December 31, 2011 and 2010, respectively. Commercial real estate loans represented 16% of our gross loan portfolio at December 31, 2011, compared to 18% at December 31, 2010. Of the commercial real estate loans outstanding at December 31, 2011, 6% were fixed rate loans and 94% were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 15 years. As of December 31, 2011, our single largest commercial real estate credit had an outstanding principal balance of $2.7 million, was current and was secured by a commercial building located in Los Angeles, California. At December 31, 2011, the average balance of loans in our commercial real estate portfolio was approximately $533 thousand. Our ten largest commercial real estate loans at December 31, 2011, aggregated $19.1 million.

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

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. Additionally, the cease and desist order issued to Broadway Federal by the OTS, described below under the caption “Regulation”, restricts us from originating church loans. As a result, we have suspended the origination of church loans. We intend to resume church lending when economic conditions improve and regulatory limitations are removed. Our church loans totaled $89.1 million and $97.6 million at December 31, 2011 and 2010, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One to Four-Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one to four-family (“single-family”) residences, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $76.7 million and $82.8 million at December 31, 2011 and 2010, respectively. Single-family loans represented 23% of our gross loan portfolio at December 31, 2011, compared to 21% at December 31, 2010. Of the single-family residential mortgage loans outstanding at December 31, 2011, 3% were fixed rate loans and 97% were ARMs.

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

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. “Conforming loans” are loans that qualify in terms of maximum loan size and other criteria for purchase by FNMA and FHLMC. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2011, we had 22 loans totaling $13.0 million held for sale. We typically retain the servicing rights associated with loans that are sold. The servicing rights are recorded and carried as assets based upon their fair values. At December 31, 2011 and 2010, we had $362 thousand and $487 thousand, respectively, in mortgage servicing rights.

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

	2011	2010	2009
	(In thousands)
Gross loans:
Beginning balance	$433,281	$475,078	$363,003
Loans originated:
One to four-units	619	2,369	35,635
Five or more units	2,986	10,683	41,567
Commercial real estate	364	1,056	26,786
Church	—	395	19,847
Construction	—	—	381
Commercial	1,148	2,817	7,047
Consumer	—	133	1,619

Total loans originated	5,117	17,453	132,882

Loan purchased:
Five or more units	—	—	21,813
Commercial real estate	—	—	—

Total loans purchased	—	—	21,813

Less:
Principal repayments	44,236	37,463	34,928
Sales of loans	12,231	11,410	2,892
Loan charge-offs	17,643	5,372	2,728
Transfer of loans receivable to real estate owned	10,815	5,005	2,072

Ending balance (1)	$353,473	$433,281	$475,078

(1)	Includes loans held-for-sale totaling $13.7 million, $30.7 million and $21.9 million at December 31, 2011, 2010 and 2009, respectively, exclusive of a $674 thousand, $1.3 million and $994 thousand valuation allowance at December 31, 2011, 2010 and 2009, respectively.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of our gross loans receivable at December 31, 2011 and does not reflect the effect of prepayments or scheduled principal amortization.

	One to four- Units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$283	$898	$3,129	$3,724	$2,988	$2,050	$846	$13,918
After one year:
One year to five years	395	19	2,621	797	802	2,396	13	7,043
After five years	76,004	107,244	48,509	84,578	—	2,450	70	318,855

Total due after one year	76,399	107,263	51,130	85,375	802	4,846	83	325,898

Total	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2011 which are contractually due after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates.

	December 31, 2011
	Adjustable	Fixed	Total
	(Dollars in thousands)
One to four-units	$74,416	$1,983	$76,399
Five or more units	107,263	—	107,263
Commercial real estate	50,605	525	51,130
Church	85,375	—	85,375
Construction	500	302	802
Commercial	4,396	450	4,846
Consumer	13	70	83

Total	$322,568	$3,330	$325,898

% of total	98.98%	1.02%	100.00%

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2011				December 31, 2010				December 31, 2009
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One to four-units	5	$2,464	18	$7,974	3	$71	15	$6,227	8	$4,194	10	$4,756
Five or more units	1	63	10	5,946	4	1,068	4	2,250	5	2,622	4	1,644
Commercial real estate	1	525	14	5,787	1	1,287	14	10,321	4	2,527	6	6,061
Church	3	1,440	33	24,669	7	5,230	23	18,281	7	5,149	20	12,942
Construction	1	264	1	302	—	—	1	320	—	—	—	—
Commercial	—	—	—	—	—	—	2	3,768	—	—	4	7,269
Consumer		—	1	70	—	—	2	2,265	—	—	1	2,249

Total	11	$4,756	77	$44,748	15	$7,656	61	$43,432	24	$14,492	45	$34,921

Delinquent loans to total gross loans, including loans held for sale		1.35%		12.66%		1.77%		10.02%		3.05%		7.35%

Non-Performing Assets

Non-performing assets (“NPAs”) include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2011 were $51.4 million, or 12.43% of total assets, compared to $53.3 million, or 12.63% of total assets, at September 30, 2011 and $46.5 million, or 9.60% of total assets, at December 31, 2010. At December 31, 2011, non-accrual loans were $44.7 million compared to $48.0 million at September 30, 2011 and $43.4 million December 31, 2010. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
One to four-units	$7,974	$6,227	$4,756	$—	$—
Five or more units	5,946	2,250	1,644	200	—
Commercial real estate	5,787	10,321	6,061	541	—
Church	24,669	18,281	12,942	2,578	—
Construction	302	320	—	—	—
Commercial	—	3,768	7,269	110	—
Consumer	70	2,265	2,249	34	34

Total non-accrual loans	44,748	43,432	34,921	3,463	34
Loans delinquent 90 days or more and still accruing	—	—	—	—	—
Real estate owned acquired through foreclosure	6,699	3,036	2,072	—	—

Total non-performing assets	$51,447	$46,468	$36,993	$3,463	$34

Non-accrual loans as a percentage of gross loans, including loans held for sale	12.66%	10.02%	7.35%	0.95%	0.01%
Non-performing assets as a percentage of total assets	12.43%	9.60%	7.10%	0.85%	0.01%

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

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $19.4 million at December 31, 2011 and $14.6 million at December 31, 2010. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore been returned to accruing status. Restructured accruing loans totaled $17.7 million at December 31, 2011 and $22.5 million at December 31, 2010.

During 2011, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $3.8 million. Actual interest recognized on non-accrual loans and included in net earnings for the year 2011 was $1.6 million.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses representing decreases in the properties’ estimated fair value through provisions which are charged to income along with any additional property maintenance and protection expenses incurred as a result of owning the property. At December 31, 2011, we had $6.7 million in REO, which consisted of three one-to-four family residential properties, four commercial real estate properties and six church buildings. We had $3.0 million in REO at December 31, 2010.

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

	December 31, 2011		December 31, 2010
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Special Mention	59	$38,776	72	$38,333
Substandard	115	76,241	118	94,054
Doubtful	11	1,692	1	270
Loss	—	—	2	16

Total	185	$116,709	193	$132,673

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

Impairment is measured on a loan by loan basis. If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. At December 31, 2011, impaired loans totaled $56.3 million and had an aggregate specific allowance allocation of $3.9 million.

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

Based on our evaluation and feedback from our regulators and an independent third party review of our loan portfolio, we determined that an allowance for loan losses of $17.3 million was required at December 31, 2011, down from $20.5 million at December 31, 2010.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance balance at beginning of year	$20,458	$20,460	$3,559	$2,051	$1,730
Charge-offs:
One-to-four units	(896)	(1,999)	(1,631)	—	—
Five or more units	(438)	(21)	(200)	—	—
Commercial real estate	(4,544)	(210)	—	—	—
Church	(3,787)	—	(667)	—	—
Commercial	(3,916)	(1,738)	(156)	—	—
Consumer	(1,843)	(504)	(74)	(3)	—

Total charge-offs	(15,424)	(4,472)	(2,728)	(3)	—

Recoveries:
One-to-four units	—	—	—	—	—
Five or more units	2	—	—	139	—
Commercial real estate	15	—	—	—	—
Church	4	—	—	—	—
Commercial	67	—	—	—	—
Consumer	24	5	—	—	—

Total recoveries	112	5	—	139	—

Provision charged to earnings	12,153	4,465	19,629	1,372	321

Allowance balance at end of year	$17,299	$20,458	$20,460	$3,559	$2,051

Net charge-offs (recoveries) to average loans, excluding loans held for sale	3.85%	0.97%	0.64%	(0.04%)	0.00%
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	5.09%	5.08%	4.52%	1.06%	0.68%
Allowance for loan losses as a percentage of total nonaccrual loans	38.66%	47.10%	58.59%	102.77%	6032.35%
Allowance for loan losses as a percentage of total non-performing assets	33.62%	44.03%	55.31%	102.77%	6032.35%

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One to four-units	$4,855	22.57%	$4,579	20.56%	$4,292	20.03%	$239	20.25%	$89	11.59%
Five or more units	2,972	31.83%	2,469	31.92%	1,650	32.28%	688	25.93%	612	37.21%
Commercial real estate	3,108	15.97%	3,493	18.08%	1,877	18.16%	745	19.77%	644	19.62%
Church	5,742	26.22%	6,909	24.25%	9,257	22.29%	809	24.85%	360	23.23%
Construction	249	1.11%	74	1.35%	87	1.22%	58	1.63%	54	0.67%
Commercial	247	2.03%	1,300	3.02%	2,018	5.11%	621	6.61%	245	7.43%
Consumer	126	0.27%	1,634	0.82%	1,279	0.91%	265	0.96%	47	0.25%
Unallocated	—	—	—	—	—	—	134	—	—	—

Total allowance for loan losses	$17,299	100.00%	$20,458	100.00%	$20,460	100.00%	$3,559	100.00%	$2,051	100.00%

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

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2011		2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Available-for-sale:
Residential mortgage-backed securities	$17,884	$17,910	$10,524	$10,524	$14,961	$14,961
U.S. Government and federal agency	1,000	1,069	—	—	—	—
Held-to-maturity:
Residential mortgage-backed securities	—	—	11,737	12,162	15,285	15,745
U.S. Government and federal agency	—	—	1,000	1,099	1,000	1,093

Total	$18,884	$18,979	$23,261	$23,785	$31,246	$31,799

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2011. The table reflects stated final maturities and does not reflect scheduled principal payments.

	At December 31, 2011
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$—	—%	$—	—%	$3,505	3.92%	$14,379	3.20%	$17,884	3.35%
U.S. Government and federal agency	—	—%	1,000	5.00%	—	—%	—	—%	1,000	5.00%

Total	$—	—%	$1,000	5.00%	$3,505	3.92%	$14,379	3.20%	$18,884	3.43%

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

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.10% at December 31, 2011. In September 2010, the Company stopped paying interest on the debentures and the senior line of credit discussed below. As disclosed below in “Regulation – Cease and Desist Orders” and in Note 16 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the OCC. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by all of the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. Under the terms of the cease and desist order issued to us and the Bank by the OTS, we are not permitted to make any payments on this senior line of credit, or to obtain dividends from the Bank for that purpose or any other purpose without the prior approval of the OCC. See “Item 7 Management’s Discussion and Analysis – Liquidity” in Part II of this Report for further information.

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

•

Developed and are pursuing a capital plan for increasing our common equity base, as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OCC capital regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2011 and 2010, the general valuation allowance included in our supplementary capital was $3.9 million and $4.7 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

At December 31, 2011, Broadway Federal exceeded each of these capital requirements as shown in the following table:

	As of December 31,
	2011			2010
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$30,997	$30,997	$30,997	$43,166	$43,166	$43,166
Additional supplementary capital:
General valuation allowance	—	—	3,921	—	—	4,669
Disallowed mortgage servicing rights assets	(36)	(36)	(36)	(49)	(49)	(49)
Disallowed deferred tax assets	—	—	—	(487)	(487)	(487)

Regulatory capital balances	30,961	30,961	34,882	42,630	42,630	47,299
Minimum requirement	6,396	17,055	24,026	7,252	19,338	29,006

Excess over requirement	$24,565	$13,906	$10,856	$35,378	$23,292	$18,293

(1)	Excluding accumulated other comprehensive income, net of taxes.

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

In addition to the generally applicable capital requirements summarized above, the C&D requires the Bank to attain, and thereafter maintain, a Leverage ratio of at least 8% and a Total Risk-based capital ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OCC regulations. The Bank did not meet the minimum capital requirements under the cease and desist order at December 31, 2011.

Actual and normally required capital amounts and ratios at December 31, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2011:
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	36,039	12.00%
December 31, 2010:
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	43,508	12.00%

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

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $6.7 million for Broadway Federal at December 31, 2011, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the applicable loans to one borrower limitations. At December 31, 2011, our largest aggregate amount of loans to one borrower totaled $4.6 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 16 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

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

PART II

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

The following discussion of our financial condition and results of operations has been revised from that contained in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 30, 2012 to reflect the restatement of our audited consolidated financial statements for that year. The restatement related to corrections of errors made in our determination of the appropriate provisions for losses and charge-offs during the fourth quarter of 2011. The errors resulted from failure in connection with preparation of our financial statements to obtain and take into account certain appraisals of the values of properties securing impaired loans that had been ordered and received by the Bank prior to the issuance date of our financial statements and failure to follow appropriate methods for calculating expected future payments on loans in connection with our discounted cash flow analysis for measuring impairment of loans deemed to be troubled debt restructurings. In addition, certain appraisals received after year-end 2011 indicated that impairment losses that had been determined using values based on broker provided opinions of value (“BPOs”) understated the losses inherent in those loans. The cumulative effect of these corrections is an increase in net losses of $4.7 million. Following is a summary of the effects of these corrections on the Company’s consolidated balance sheet as of December 31, 2011 and the Company’s consolidated statement of operations for fiscal the year ended December 31, 2011:

	As Originally Filed December 31, 2011	Adjustments	As Restated December 31, 2011
	(In thousands, except per share)
BALANCE SHEET
Loans receivable held for sale, net	$13,857	$(874)	$12,983
Loans receivable, net	$326,323	$(3,553)	$322,770
Real estate owned (REO)	$7,010	$(311)	$6,699
Stockholders’ Equity	$23,013	$(4,737)	$18,276
STATEMENT OF OPERATIONS
Provision for loan losses	$8,600	$3,553	$12,153
Provision for losses on loans held for sale	$738	$874	$1,612
Provision for losses on REO	$2,343	$311	$2,654
Net loss	$9,517	$4,738	$14,255
Comprehensive loss	$9,209	$4,738	$13,947
Earnings (loss) per common share-basic	$(6.10)	$(2.71)	$(8.81)
Earnings (loss) per common share-diluted	$(6.10)	$(2.71)	$(8.81)

Overview

The economic conditions in which we operate continued to be challenging through 2011. While there has been moderate job growth during 2011 and the national unemployment rate declined to 8.5% for December 2011, compared to 9.4% for December 2010, the unemployment rate remains substantially higher in Southern California where we operate and softness in the housing and real estate markets persists, consumer confidence remains less than strong and interest rates remain at historic lows. In addition to the economic environment, the regulation and oversight of our business changed during 2011. As described in more detail in Item 1 “Regulation,” certain aspects of the Dodd-Frank Act have had and will continue to have an impact on us, including the combination on July 21, 2011 of our former primary banking regulator, the OTS, with the OCC, and transfer of the OTS’s responsibilities as regulator of savings and loan holding companies to the FRB, the imposition of consolidated holding company capital requirements and changes to deposit insurance assessments.

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

Our net losses for the year ended December 31, 2011 were ($14.3) million, compared to net earnings of $1.9 million for the same period a year ago. The net loss was primarily due to higher provision for losses, lower net interest income, lower non-interest income and higher income tax provision expense, which resulted from tax provision true-ups and an increase in the valuation allowance against our federal and state deferred tax assets.

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

	For the Year Ended December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,271	$14	0.22%	$4,224	$10	0.24%	$8,051	$83	1.03%
Federal Funds sold and other short-term investments	17,881	14	0.08%	20,968	23	0.11%	1,281	2	0.16%
Investment securities	1,000	50	5.00%	1,000	50	5.00%	1,000	50	5.00%
Residential mortgage-backed securities	19,388	650	3.35%	25,761	914	3.55%	26,795	1,158	4.32%
Loans receivable (1)(2)	397,402	24,376	6.13%	462,800	29,047	6.28%	429,040	27,669	6.54%
FHLB stock	4,089	11	0.27%	4,336	19	0.44%	4,140	9	0.22%

Total interest-earning assets	446,031	$25,115	5.63%	519,089	$30,063	5.79%	470,307	$28,971	6.24%

Non-interest-earning assets	6,629			4,424			9,325

Total assets	$452,660			$523,513			$479,632

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$24,063	$98	0.41%	$27,701	$182	0.66%	$33,719	$530	1.57%
Passbook deposits	38,176	129	0.34%	37,574	163	0.43%	37,763	311	0.82%
NOW and other demand deposits	42,210	40	0.09%	47,077	104	0.22%	64,967	763	1.17%
Certificate accounts	215,611	4,226	1.96%	274,641	5,461	1.99%	221,863	5,318	2.40%

Total deposits	320,060	4,493	1.40%	386,993	5,910	1.53%	358,312	6,922	1.93%
FHLB advances	86,967	2,699	3.10%	87,897	2,930	3.33%	76,433	2,830	3.70%
Junior subordinated debentures and other borrowings	11,000	859	7.81%	10,231	433	4.23%	6,385	236	3.70%

Total interest-bearing liabilities	418,027	$8,051	1.93%	485,121	$9,273	1.91%	441,130	$9,988	2.26%

Non-interest-bearing liabilities	5,519			5,631			5,328
Stockholders’ Equity	29,114			32,761			33,174

Total liabilities and stockholders’ equity	$452,660			$523,513			$479,632

Net interest rate spread (3)		$17,064	3.70%		$20,790	3.88%		$18,680	3.97%

Net interest rate margin (4)			3.83%			4.01%			4.09%
Ratio of interest-earning assets to interest-bearing liabilities			106.70%			107.00%			106.61%
Return on average assets			(3.15%)			0.37%			(1.35%)
Return on average equity			(48.96%)			5.85%			(19.47%)
Average equity to average assets ratio			6.43%			6.26%			6.92%
Dividend payout ratio (5)			—			—			—

(1)	Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.
(2)	Amount excludes interest on non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stock divided by net earnings (loss) less dividends and accretion on preferred stock.

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

	Year ended December 31, 2011 Compared to Year ended December 31, 2010			Year ended December 31, 2010 Compared to Year ended December 31, 2009
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$5	$(1)	$4	$(28)	$(45)	$(73)
Federal funds sold and other short term investments	(3)	(6)	(9)	22	(1)	21
Investment securities, net	—	—	—	—	—	—
Mortgage backed securities, net	(216)	(48)	(264)	(43)	(201)	(244)
Loans receivable, net	(4,024)	(647)	(4,671)	2,525	(1,147)	1,378
FHLB stock	(1)	(7)	(8)	—	10	10

Total interest-earning assets	(4,239)	(709)	(4,948)	2,476	(1,384)	1,092

Interest-bearing liabilities:
Money market deposits	(22)	(62)	(84)	(82)	(266)	(348)
Passbook deposits	3	(37)	(34)	(2)	(146)	(148)
NOW and other demand deposits	(10)	(54)	(64)	(167)	(492)	(659)
Certificate accounts	(1,158)	(77)	(1,235)	1,139	(996)	143
FHLB advances	(31)	(200)	(231)	399	(299)	100
Junior subordinated debentures	—	(2)	(2)	—	(38)	(38)
Other borrowings	54	374	428	235	0	235

Total interest-bearing liabilities	(1,164)	(58)	(1,222)	1,522	(2,237)	(715)

Change in net interest income	$(3,075)	$(651)	$(3,726)	$954	$853	$1,807

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

Net Earnings (Loss)

We recorded a net loss of ($14.3) million, or ($8.81) per diluted common share, for the year ended December 31, 2011, compared to net earnings of $1.9 million, or $0.44 per diluted common share, for the year ended December 31, 2010. The decrease from net earnings to net loss primarily reflected higher provisions for losses, lower net interest income, lower non-interest income, higher non-interest expense and higher income tax provision expense.

Net Interest Income

For the year ended December 31, 2011, net interest income before provision for loan losses totaled $17.1 million, down $3.7 million, or 18%, from $20.8 million of net interest income before provision for loan losses for the year ended December 31, 2010. The $3.7 million decrease in net interest income primarily resulted from a $73.1 million decrease in average interest-earning assets and an 18 basis point decrease in net interest margin.

Average interest-earning assets for the year 2011 decreased $73.1 million to $446.0 million from $519.1 million for the year 2010, which resulted in a $4.2 million reduction in interest income. The decline in average interest-earning assets reflects our strategy throughout 2011 to maintain our capital ratios above the required regulatory thresholds and strengthen our liquidity and deposit base, in part by shrinking total assets and reducing both potential problem loans and non-performing assets. Our net loan portfolio accounted for a substantial portion of the decrease in our average interest-earning assets. In 2011, average loans outstanding decreased by $65.4 million, or 14%. The yield on our average interest-earning assets decreased 16 basis points to 5.63% for the year 2011 from 5.79% for the same period a year ago. The 16 basis point decrease in the yield on our average interest-earning assets lowered interest income by $709 thousand in 2011. The decrease in yield was primarily the result of a 15 basis point decrease in the yield on loans to 6.13%, which was primarily due to higher levels of non-accrual loans.

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

For the year 2011, the provision for loan losses totaled $12.2 million, up $7.7 million, from a year ago. The increase in the provision for loan losses for the year 2011 was due primarily to the increase in net loan charge-offs. This factor was tempered by the decrease in the size of the loan portfolio.

At December 31, 2011 our allowance for loan losses was $17.3 million, or 5.09% of our gross loans receivable, compared to $20.5 million, or 5.08% of our gross loans, at year-end 2010. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, decreased to 44.20% at December 31, 2011, compared to 54.53% at year-end 2010. Despite the decrease in the allowance ratio, management believes that the remaining loss potential has been reduced as certain losses inherent in our NPLs have been recognized as charge-offs which resulted in a lower ratio of the allowance for loan losses to NPLs. As of December 31, 2011, 70% of our NPLs had already been written down to their adjusted fair value less estimated selling costs, by establishing specific reserves or charged-off as necessary.

Net loan charge-offs during 2011 were $15.3 million, or 3.85% of average loans, compared to $4.5 million, or 0.97% of average loans, during 2010. Of the $15.4 million gross charge-offs during 2011, $3.9 million were specifically reserved for at year-end 2010. Charge-offs in commercial real estate loans totaled $4.5 million and represented 29% of charge-offs during 2011. Charge-offs in church loans totaled $3.8 million and represented 25% of charge-offs during 2011. Charge-offs in commercial loans totaled $3.9 million and represented 25% of charge-offs during 2011. Charge-offs in consumer loans totaled $1.8 million and represented 12% of charge-offs during 2011. Charge-offs in multi-family and one-to-four family residential real estate loans totaled $1.3 million and represented the remaining 9% of charge-offs during 2011.

Impaired loans at December 31, 2011 were $56.3 million compared to $58.0 million at December 31, 2010. Specific reserves for impaired loans were $3.9 million, or 7.00% of the aggregate impaired loan amount at December 31, 2011, compared to $6.0 million, or 10.39%, at December 31, 2010. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 4.71% at December 31, 2011, compared to 4.19% at December 31, 2010.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $3.9 million at December 31, 2011. Of the $3.9 million specific loss allocations at December 31, 2011, $1.3 million were related to $6.1 million of loans that are non-performing and with respect to which the recent valuation of the underlying collateral reflected a decrease in values. Additionally, we recorded $2.6 million of specific loss allocations for impairment related to $16.7 million of accruing loans that were modified in troubled debt restructurings. On $14.9 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific loss allocation. The remaining $18.6 million of impaired loans had been written down to fair value after charge-offs of $13.3 million

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2011, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

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

Non-Interest Expense

For the year ended December 31, 2011, non-interest expense totaled $18.0 million compared to $15.5 million for the same period a year ago. The $2.5 million increase in non-interest expense during 2011 primarily reflected higher provision for losses on loans held for sale and REO and higher other expenses, primarily due to increases in investment amortization expense, REO expenses and appraisal expenses related to delinquent loans. Partially offsetting these increases was a decrease in professional services expense.

Income Taxes

Income tax expense totaled $1.8 million for 2011 and $1.3 million for 2010. The Company recorded a tax expense in 2011 despite having a pre-tax loss, whereas in 2010 the Company reported income tax expense equal to an effective tax rate of 41.19%. The tax expense in 2011 reflected the impact of tax provision true-ups and an increase in the valuation allowance related to the projected utilization of its federal and state deferred tax assets. The increase in the valuation allowance against our federal and state deferred tax assets was due to current year losses and the Company’s inability to project sufficient future taxable income. See Note 1 “Summary of Significant Accounting Principles” and Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Comparison of Financial Condition at December 31, 2011 and 2010

Total Assets

Total assets were $413.7 million at December 31, 2011, which represented a decrease of $70.2 million, or 14%, from December 31, 2010. During 2011, net loans decreased by $59.8 million, loans held for sale decreased by $16.4 million, securities decreased by $4.3 million, and deferred tax assets decreased by $4.5 million, while cash and cash equivalents increased by $9.6 million, REO increased by $3.7 million and other assets (primarily income tax receivable) increased by $2.8 million.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limit the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

Loans Receivable

Our gross loan portfolio decreased by $62.8 million to $339.8 million at December 31, 2011 from $402.6 million at December 31, 2010, as loan repayments, foreclosures and charge-offs exceeded loan originations during 2011. The decrease in our loan portfolio consisted of a $20.4 million decrease in our multi-family residential real estate loan portfolio, a $18.5 million decrease in our commercial real estate loan portfolio, a $8.5 million decrease in our church loan portfolio, a $6.1 million decrease in our one-to-four family residential real estate loan portfolio, a $5.3 million decrease in our commercial loan portfolio, a $2.4 million decrease in our consumer loan portfolio, and a $1.6 million decrease in our construction loan portfolio.

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

Loans held for sale decreased from $29.4 million at December 31, 2010 to $13.0 million at December 31, 2011. The $16.4 million decrease during 2011 was primarily due to performing loan sales of $10.9 million, which were sold at par, non-performing loan sales of $1.3 million and loan repayments of $3.6 million. Held for sale loans that were transferred to REO totaled $1.5 million for the year ended December 31, 2011.

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

Stockholders’ Equity

Stockholders’ equity was $18.3 million, or 4.42% of the Company’s total assets, at December 31, 2011, compared to $32.9 million, or 6.79% of the Company’s total assets, at December 31, 2010. The $14.6 million decrease in stockholders’ equity was primarily due to a net loss of $14.3 million for the year. At December 31, 2011, the Bank’s Total Risk-Based Capital ratio was 11.61%, its Tier 1 Risk-Based Capital ratio was 10.31%, and its Core Capital and Tangible Capital ratios were 7.27%. The Company is currently pursuing a Recapitalization Plan, described under “Capital Resources” below to increase equity capital and reduce debt and senior securities, including a sale of common stock and exchanges of preferred stock for common stock at a discount to the liquidation amount, to further strengthen the Company’s capital ratios, and position the Bank for future growth.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business and failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business-Regulation” and in Note 16 “Regulatory Capital Matters and Capital Purchase Program” of the Notes to Consolidated Financial Statements. The warrant was subsequently forgiven because of our status as a Certified Community Development Financial Institution.

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

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has informed the Company that it does not intend to extend the forbearance agreement. Further information regarding this borrowing is included in Note 11 “Other Borrowings and Management’s Capital Plan” of the Notes to Consolidated Financial Statements.

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

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations” under the captions “— Capital Resources” and “—Liquidity,” and in Notes 11 and 20 of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

The following table details our contractual obligations at December 31, 2011.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$117,297	$71,570	$7,517	$131	$196,515
FHLB advances	13,000	45,500	13,500	11,000	83,000
Junior subordinated debentures	—	6,000	—	—	6,000
Other borrowings	5,000	—	—	—	5,000
Commitments to originate loans	300	—	—	—	300
Commitments to fund unused lines of credit	1,281	3,164	—	338	4,783
Operating lease obligations	166	72	—	—	238

Total contractual obligations	$137,044	$126,306	$21,017	$11,469	$295,836

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

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and feedback from regulatory examinations. See Item 1, “Business — Asset Quality — Allowance for Loan Losses” for a full discussion of the allowance for loan losses.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $6.3 million was required as of December 31, 2011. The remaining net deferred tax asset of $850 thousand is supported by a near term tax planning strategy of selling the Company’s headquarters building at a gain. This sale is expected to close in second quarter. See Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation and because of the restatement, management determined that the Company’s system of internal control over financial reporting had material weaknesses and was not effective as of December 31, 2011.

The Company’s external auditors identified certain material misstatements in the course of their audit of our consolidated financial statements for the year ended December 31, 2011 and appropriate adjustments to the consolidated financial statements, resulting in an additional net loss of $677 thousand, were made prior to their issuance. The adjustments included corrections of errors in the determination of specific allowances for impaired loans, errors in the calculation of the amortization of our investment in low-income housing projects and errors in the calculation of our income tax provision and the determination of the valuation allowance on our deferred tax assets.

Subsequent to the issuance of our 2011 consolidated financial statements and the filing of our Annual Report on Form 10-K on March 30, 2012, management became aware of certain additional errors in the preparation of our 2011 consolidated financial statements. The errors included failure in connection with preparation of our financial statements to obtain and take into account certain appraisals of the values of properties securing impaired loans that had been ordered and received by the Bank prior to the issuance date of our financial statements and failure to follow appropriate methods for calculating expected future payments on loans in connection with our discounted cash flow analysis for measuring impairment of loans deemed to be troubled debt restructurings. In addition, certain appraisals received after year-end 2011 indicated that impairment losses that had been determined using values based on broker provided opinions of value (“BPOs”) understated the losses inherent in those loans. We have determined that these additional errors also constituted material weaknesses in our system of internal controls over financial reporting.

Management, with the oversight of the Audit Committee, has taken and intends to take actions to address the material weaknesses discovered in our internal control over financial reporting. These include implementation of changes in our accounting policies and procedures to assure that appropriate methods are used in determining the values of collateral dependent loans and that all appraisals that have been ordered by the Bank to determine the values of properties securing our loans and REO are obtained and appropriately considered by accounting personnel in connection with preparation of our financial statements. In addition, we have discontinued our former practice of obtaining and relying upon BPOs in connection with valuing properties securing our loans. Management further intends to consult with subject matter experts when appropriate to determine appropriate loan valuation procedures or related accounting and regulatory requirements in situations not previously encountered by Bank accounting personnel and to institute second review procedures over financial reporting. The Audit Committee will also increase its oversight of the financial reporting process.

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

/s/ Wayne-Kent A. Bradshaw	/s/ Samuel Sarpong
Wayne-Kent A. Bradshaw	Samuel Sarpong
Chief Executive Officer	Chief Financial Officer

Los Angeles, CA	Los Angeles, CA
September 14, 2012	September 14, 2012

ITEM 9B. OTHER INFORMATION

None

PART III

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

BROADWAY FINANCIAL CORPORATION

By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer
Date:	September 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw	Date: September 12, 2012
Wayne-Kent A. Bradshaw
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Samuel Sarpong	Date: September 12, 2012
Samuel Sarpong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul C. Hudson	Date: September 12, 2012
Paul C. Hudson
Chairman of the Board

/s/ Kellogg Chan	Date: September 12, 2012
Kellogg Chan
Director

/s/ Robert C. Davidson, Jr.	Date: September 12, 2012
Robert C. Davidson, Jr.
Director

/s/ Javier Leon	Date: September 12, 2012
Javier Leon
Director

/s/ Albert Odell Maddox	Date: September 12, 2012
Albert Odell Maddox
Director

/s/ Daniel A. Medina	Date: September 12, 2012
Daniel A. Medina
Director

/s/ Virgil P. Roberts	Date: September 12, 2012
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadway Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 20, the Company has a tax sharing liability to its consolidated subsidiary that exceeds its available cash. The liability will be settled pursuant to the tax sharing agreement on or before April 2, 2012, at which point the Company will run out of operating cash. In addition, the Company is in default under the terms of a $5 million line of credit with another financial institution lender. Finally, the Company has sustained recurring operating losses mainly caused by elevated levels of loan losses, and as discussed in Note 16, the Company and its Bank subsidiary, Broadway Federal Bank (the “Bank’) are both under formal regulatory agreements. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 11 and Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the 2011 financial statements have been restated to correct a misstatement.

Crowe Horwath LLP

Costa Mesa, California

March 30, 2012, except for Note 2, as to which the date is September 14, 2012

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011 (Restated)	December 31, 2010
	(In thousands, except share and per share)
Assets
Cash	$12,127	$8,203
Federal funds sold	19,470	13,775

Cash and cash equivalents	31,597	21,978
Securities available-for-sale, at fair value	18,979	10,524
Securities held-to-maturity (fair value of $13,261 at December 31, 2010)	—	12,737
Loans receivable held for sale, net	12,983	29,411
Loans receivable, net of allowance of $17,299 and $20,458	322,770	382,616
Accrued interest receivable	1,698	2,216
Federal Home Loan Bank (FHLB) stock, at cost	4,089	4,089
Office properties and equipment, net	4,626	5,094
Real estate owned	6,699	3,036
Bank owned life insurance	2,609	2,522
Investment in affordable housing limited partnership	1,675	2,000
Deferred tax assets	850	5,369
Other assets	5,162	2,338

Total assets	$413,737	$483,930

Liabilities and stockholders’ equity
Deposits	$294,686	$348,445
Federal Home Loan Bank advances	83,000	87,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	813	272
Other liabilities	5,962	4,353

Total liabilities	395,461	451,070

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2011 and 2010; liquidation preference of $9,731 at December 31, 2011 and $9,281 at December 31, 2010	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2011 and 2010; liquidation preference of $6,488 at December 31, 2011 and $6,188 at December 31, 2010	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2011 and 2010; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2011 and 2010	3,657	3,657
Preferred stock discount	(994)	(1,380)
Common stock, $.01 par value, authorized 8,000,000 shares at December 31, 2011 and 3,000,000 shares at December 31, 2010; issued 2,013,942 shares at December 31, 2011 and 2010; outstanding 1,744,565 shares at December 31, 2011 and 1,743,965 shares at December 31, 2010	20	20
Additional paid-in capital	10,824	10,740
(Accumulated deficit) / Retained earnings	(7,295)	8,074
Accumulated other comprehensive income, net of taxes of $400 at December 31, 2011 and $176 at December 31, 2010	571	263
Treasury stock-at cost, 269,377 shares at December 31, 2011 and 269,977 shares at December 31, 2010	(3,444)	(3,451)

Total stockholders’ equity	18,276	32,860

Total liabilities and stockholders’ equity	$413,737	$483,930

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Year Ended December 31,
	2011 (Restated)	2010
	(In thousands, except per share)
Interest and fees on loans receivable	$24,376	$29,047
Interest on mortgage-backed securities and other securities	700	964
Other interest income	39	52

Total interest income	25,115	30,063

Interest on deposits	4,493	5,910
Interest on borrowings	3,558	3,363

Total interest expense	8,051	9,273

Net interest income before provision for loan losses	17,064	20,790
Provision for loan losses	12,153	4,465

Net interest income after provision for loan losses	4,911	16,325

Non-interest income:
Service charges	709	881
Net gains (losses) on mortgage banking activities	(75)	46
Net losses on sales of REO	(35)	(88)
Other	114	1,593

Total non-interest income	713	2,432

Non-interest expense:
Compensation and benefits	6,541	6,657
Occupancy expense, net	1,436	1,429
Information services	868	807
Professional services	962	1,167
Provision for losses on loans held for sale	1,612	1,188
Provision for losses on REO	2,654	1,102
FDIC insurance	1,017	1,043
Office services and supplies	539	548
Other	2,408	1,560

Total non-interest expense	18,037	15,501

Earnings (loss) before income taxes	(12,413)	3,256
Income tax expense	1,842	1,341

Net earnings (loss)	$(14,255)	$1,915

Other comprehensive (loss) income, net of tax:
Unrealized gain on securities available-for-sale	$532	$145
Income tax effect	(224)	(58)

Other comprehensive (loss) income, net of tax	308	87

Comprehensive earnings (loss)	$(13,947)	$2,002

Net earnings (loss)	$(14,255)	$1,915
Dividends and discount accretion on preferred stock	(1,114)	(1,145)

Earnings (loss) available to common stockholders	$(15,369)	$770

Earnings (loss) per common share-basic	$(8.81)	$0.44

Earnings (loss) per common share-diluted	$(8.81)	$0.44

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings (Restated)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity (Restated)
Balance at January 1, 2010	$18,594	$(1,756)	$20	$10,618	$7,322	$176	$(3,459)	$31,515
Net earnings for the year ended December 31, 2010	—	—	—	—	1,915	—	—	1,915
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	87	—	87
Treasury stock used for vested stock awards	—	—	—	(2)	—	—	8	6
Cash dividends declared ($0.01 per common share)	—	—	—	—	(18)	—	—	(18)
Cash dividends declared ($0.125 per preferred share of Series A and Series B)	—	—	—	—	(19)	—	—	(19)
Cash dividends accrued ($50 per senior preferred share of Series D)	—	—	—	—	(450)	—	—	(450)
Cash dividends accrued ($50 per senior preferred share of Series E)	—	—	—	—	(300)	—	—	(300)
Stock-based compensation expense	—	—	—	124	—	—	—	124
Accretion of preferred stock discount	—	376	—	—	(376)	—	—	—

Balance, at December 31, 2010	18,594	(1,380)	20	10,740	8,074	263	(3,451)	32,860
Net loss for the year ended December 31, 2011	—	—	—	—	(14,255)	—	—	(14,255)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	308	—	308
Treasury stock used for vested stock awards	—	—	—	(2)	—	—	7	5
Cash dividends accrued ($50 per senior preferred share of Series D)	—	—	—	—	(431)	—	—	(431)
Cash dividends accrued ($50 per senior preferred share of Series E)	—	—	—	—	(297)	—	—	(297)
Stock-based compensation expense	—	—	—	86	—	—	—	86
Accretion of preferred stock discount	—	386	—	—	(386)	—	—	—

Balance, at December 31, 2011	$18,594	$(994)	$20	$10,824	$(7,295)	$571	$(3,444)	$18,276

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011 (Restated)	2010
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(14,255)	$1,915
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	12,153	4,465
Provision for losses on loans held for sale	1,612	1,188
Provision for losses on REO	2,654	1,102
Depreciation	501	425
Net amortization of deferred loan origination (fees) costs	45	24
Net amortization of premiums on mortgage-backed securities	96	192
Amortization of investment in affordable housing limited partnership	325	—
Stock-based compensation expense	86	124
Earnings on bank owned life insurance	(87)	(104)
Net losses on sales of REO	35	88
Net losses on sales of loans	88	22
Net change in:
Accrued interest receivable	518	203
Deferred tax assets	4,295	(441)
Other assets	(3,176)	2,879
Other liabilities	1,417	(1,178)

Net cash provided by operating activities	6,307	10,904

Cash flows from investing activities:
Net change in loans receivable	35,904	18,186
Proceeds from sales and principal repayments of loans receivable held-for-sale	15,746	12,663
Available-for-sale securities:
Maturities, prepayments and calls	2,511	4,400
Held-to-maturity securities:
Maturities, prepayments and calls	2,207	3,538
Proceeds from sales of REO	4,727	2,883
Investment in affordable housing limited partnership	(537)	(832)
Net redemption of Federal Home Loan Bank stock	—	216
Additions to office properties and equipment	(33)	(156)

Net cash provided by investing activities	60,525	40,898

Cash flows from financing activities:
Net change in deposits	(53,759)	(37,043)
Proceeds from Federal Home Loan Bank advances	9,500	3,500
Repayments on Federal Home Loan Bank advances	(13,500)	(8,100)
Net increase in other borrowings	—	5,000
Cash dividends paid	—	(527)
Reissuance of treasury stock	5	6
Net change in advance payments by borrowers for taxes and insurance	541	(100)

Net cash used in financing activities	(57,213)	(37,264)

Net change in cash and cash equivalents	9,619	14,538
Cash and cash equivalents at beginning of the year	21,978	7,440

Cash and cash equivalents at end of the year	$31,597	$21,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,299	$9,216
Cash paid for income taxes	980	620
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$9,289	$4,661
Transfers of loans receivable held for sale to REO	1,526	344
Transfers of loans receivable from loans receivable, net to loans receivable held-for-sale, net	2,544	22,688
Transfers of securities from held-to-maturity securities to available-for-sale securities	10,525	—

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

Investment in Affordable Housing Limited Partnership

The Bank owns a less than 5% interest in an affordable housing limited partnership. The investment is recorded using the cost method and is being amortized over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investment is reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its holding company or by the holding company to its stockholders. (See Note 16 for more specific disclosure.)

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

Note 2 – Restatement of Financial Statements

Subsequent to the issuance of our 2011 consolidated financial statements and the filing of our Annual Report on Form 10-K on March 30, 2012, management became aware of certain errors in the preparation of the Company’s 2011 consolidated financial statements. The errors included failure in connection with preparation of our financial statements to obtain and take into account certain appraisals of the values of properties securing impaired loans that had been ordered and received by the Bank prior to the issuance date of the Company’s consolidated financial statements and failure to follow appropriate methods for calculating expected future payments on loans in connection with the discounted cash flow analysis for measuring impairment of loans deemed to be troubled debt restructurings. In addition, certain appraisals received after year-end 2011 indicated that impairment losses that had been determined using values based on broker provided opinions of value (“BPOs”) understated the losses inherent in those loans. As a result, the Company corrected these errors and restated its consolidated financial statements for the year ended December 31, 2011 in this Report. The cumulative effect of these corrections is an increase in net losses of $4.7 million. Following is a summary of the effects of these corrections on the Company’s consolidated balance sheet as of December 31, 2011 and the Company’s consolidated statement of operations for fiscal the year ended December 31, 2011:

	As Originally Filed December 31, 2011	Adjustments	As Restated December 31, 2011
	(In thousands, except per share)
BALANCE SHEET
Loans receivable held for sale, net	$13,857	$(874)	$12,983
Loans receivable, net	$326,323	$(3,553)	$322,770
Real estate owned (REO)	$7,010	$(311)	$6,699
Stockholders’ Equity	$23,013	$(4,737)	$18,276
STATEMENT OF OPERATIONS
Provision for loan losses	$8,600	$3,553	$12,153
Provision for losses on loans held for sale	$738	$874	$1,612
Provision for losses on REO	$2,343	$311	$2,654
Net loss	$9,517	$4,738	$14,255
Comprehensive loss	$9,209	$4,738	$13,947
Earnings (loss) per common share-basic	$(6.10)	$(2.71)	$(8.81)
Earnings (loss) per common share-diluted	$(6.10)	$(2.71)	$(8.81)

Some of the notes to the consolidated financial statements had been revised to correct the errors.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at December 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Available-for-sale
Residential mortgage-backed	$17,008	$902	$—	$17,910
U.S. Government and federal agency	1,000	69	—	1,069

Total available-for-sale	$18,008	$971	$—	$18,979

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Available-for-sale
Residential mortgage-backed	$10,085	$439	$—	$10,524

Total available-for-sale	$10,085	$439	$—	$10,524

Held-to-maturity
Residential mortgage-backed	$11,737	$425	$—	$12,162
U.S. Government and federal agency	1,000	99	—	1,099

Total held-to-maturity	$12,737	$524	$—	$13,261

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

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
(In thousands)
Within one year	$—	$—
One to five years	1,000	1,069
Five to ten years	—	—
Beyond ten years	—	—
Residential mortgage-backed	17,008	17,910

Total	$18,008	$18,979

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

Note 4 – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at December 31, 2011 and 2010 were as follows:

	December 31,
	2011 (Restated)	2010
	(In thousands)
Multi-family residential	$6,395	$16,217
Commercial real estate	1,712	5,067
Church	5,550	9,408
Valuation allowance for unrealized losses	(674)	(1,281)

Loans receivable, held for sale, net	$12,983	$29,411

Loans receivable held-for-sale, net, consisted of multi-family, commercial real estate and church loans originated for sale and multi-family loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $5.2 million, net of charge-offs of $953 thousand and a $382 thousand valuation allowance, as of December 31, 2011 and totaled $5.1 million, net of charge-offs of $414 thousand and a $769 thousand valuation allowance, at December 31, 2010. Restructured loans receivable held-for-sale that have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $2.2 million, net of a $292 thousand valuation allowance, as of December 31, 2011 and totaled $8.0 million, net of a $512 thousand valuation allowance, as of December 31, 2010. During 2011, two loans receivable held-for-sale secured by church buildings, which had carrying amount of $1.5 million, net of charge-offs of $1.7 million, were transferred to REO. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $344 thousand, net of charge-offs of $486 thousand, was transferred to REO during 2010.

Net lower of cost or market write-downs on non-performing loans receivable held-for-sale totaled $1.6 million for the year ended December 31, 2011, compared to $902 thousand for the same period in 2010. Additionally, during 2011 and 2010, we increased our valuation allowance by $48 thousand and $286 thousand, respectively, on some of our loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 5 – Loans Receivable

Loans at year-end were as follows:

	December 31,
	2011 (Restated)	2010
	(In thousands)
Real estate:
One to four units	$76,682	$82,764
Five or more units	108,161	128,534
Commercial real estate	54,259	72,770
Church	89,099	97,634
Construction	3,790	5,421
Commercial:
Sports	1,996	5,768
Other	4,900	6,410
Consumer:
Loan on savings	821	3,259
Other	108	29

Total gross loans receivable	339,816	402,589
Less:
Loans in process	202	371
Net deferred loan fees (costs)	(473)	(889)
Unamortized discounts	18	33
Allowance for loan losses	17,299	20,458

Loans receivable, net	$322,270	$382,616

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

	For the year ended December 31, 2011 (Restated)
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	1,172	939	4,144	2,616	175	2,796	311	12,153
Recoveries	—	2	15	4	—	67	24	112
Loans charged off	(896)	(438)	(4,544)	(3,787)	—	(3,916)	(1,843)	(15,424)

Ending balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	December 31, 2011 (Restated)
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,678	$161	$255	$1,683	$97	$—	$70	$3,944
Collectively evaluated for impairment	3,177	2,811	2,853	4,059	152	247	56	13,355

Total ending allowance balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

Loans:
Loans individually evaluated for impairment	$13,246	$3,837	$7,396	$31,494	$302	$—	$70	$56,345
Loans collectively evaluated for impairment	63,436	104,324	46,863	57,605	3,488	6,896	859	283,471

Total ending loans balance	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

	December 31, 2010
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$423	$69	$935	$2,118	$—	$942	$1,541	$6,028
Collectively evaluated for impairment	4,156	2,400	2,558	4,791	74	358	93	14,430

Total ending allowance balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458

Loans:
Loans individually evaluated for impairment	$9,962	$2,260	$13,206	$26,251	$320	$3,768	$2,265	$58,032
Loans collectively evaluated for impairment	72,802	126,274	59,564	71,383	5,101	8,410	1,023	344,557

Total ending loans balance	$82,764	$128,534	$72,770	$97,634	$5,421	$12,178	$3,288	$402,589

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2011:

	December 31, 2011 (Restated)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$6,904	$4,636	$—	$5,329	$79
Five or more units	2,946	2,871	—	2,405	89
Commercial real estate	9,105	5,449	—	9,724	386
Church	24,680	20,560	—	20,757	740
Commercial:
Sports	4,000	—	—	2,566	—
Other	285	—	—	243	10
Consumer:
Loan on savings	—	—	—	796	—
With an allowance recorded:
One to four units	8,610	8,610	1,678	5,507	407
Five or more units	966	966	161	794	64
Commercial real estate	1,947	1,947	255	1,963	97
Church	10,934	10,934	1,683	9,391	705
Construction	302	302	97	314	23
Commercial:
Other	70	70	70	54	6

Total	$70,749	$56,345	$3,944	$59,843	$2,606

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs. Interest income that would have been recognized for the year ended December 31, 2011 had loans performed in accordance with their original terms was $5.1 million.

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

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2011 and 2010:

	December 31,
	2011 (Restated)	2010
	(In thousands)
Loans receivable, held for sale:
Five or more units	$2,496	$385
Commercial real estate	338	—
Church	2,778	5,533
Loans receivable, net:
One to four-units	7,974	6,227
Five or more units	3,450	1,865
Commercial real estate	5,449	10,321
Church	21,891	12,748
Construction	302	320
Commercial:
Sports	—	3,768
Other	—	—
Consumer:
Loan on Savings	—	2,249
Other	70	16

Total nonaccrual loans	$44,748	$43,432

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2011 and 2010.

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of December 31, 2011 and 2010 by class of loans:

	December 31, 2011 (Restated)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$—	$—	$2,496	$2,496	$3,899
Commercial real estate	—	—	338	338	1,374
Church	—	—	2,778	2,778	2,772
Loans receivable, net:
One to four units	921	2,464	7,974	11,359	65,323
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,247	525	5,449	8,221	46,038
Church	2,647	1,440	21,891	25,978	63,121
Construction	—	264	302	566	3,224
Commercial:
Sports	—	—	—	—	1,996
Other	125	—	—	125	4,775
Consumer:
Loan on savings	—	—	—	—	821
Other	—	—	70	70	38

Total	$7,264	$4,756	$44,748	$56,768	$296,705

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

Troubled Debt Restructurings

The Company has allocated $2.6 million and $1.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of December 31, 2011 and 2010. At December 31, 2011, loans classified as a TDR totaled $37.1 million, of which $19.4 million were included in non-accrual loans and $17.7 million were on accrual status. At December 31, 2010, loans classified as a TDR totaled $37.1 million, of which $14.6 million were included in non-accrual loans and $22.5 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of December 31, 2011 and December 31, 2010, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Restated)
	(Dollars in thousands)
One to four units	9	$7,711	$7,745
Five or more units	1	494	459
Church	12	9,211	8,681
Other	1	70	70

Total	23	$17,486	$16,955

The troubled debt restructurings described above increased the allowance for loan losses by $2.5 million and resulted in charge offs of $928 thousand during the year ended December 31, 2011.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For one-to-four family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011 (Restated)
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$63,483	$3,044	$9,846	$309	$—
Five or more units	95,621	7,450	4,939	151	—
Commercial real estate	36,098	6,721	11,364	76	—
Church	37,532	13,100	37,873	594	—
Construction	500	2,988	302	—	—
Commercial:
Sports	—	1,996	—	—	—
Other	2,363	2,369	168	—	—
Consumer:
Loan on savings	821	—	—	—	—
Other	108	—	—	—	—

Total	$236,526	$37,668	$64,492	$1,130	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$71,846	$2,440	$8,478	$—	$—
Five or more units	118,490	6,412	3,632	—	—
Commercial real estate	46,692	5,281	20,797	—	—
Church	42,931	14,229	40,204	270	—
Construction	4,203	320	898	—	—
Commercial:
Sports	—	2,000	3,768	—	—
Other	925	4,870	615	—	—
Consumer:
Loan on savings	1,010	—	2,249	—	—
Other	13	—	0	—	16

Total	$286,110	$35,552	$80,641	$270	$16

Note 6 – Real Estate Owned

Activity in the valuation allowance was as follows:

	2011 (Restated)	2010
	(In thousands)
Beginning valuation allowance	$54	$—
Additions charged to expense	2,654	1,102
Direct write-downs	(2,361)	(1,048)

Ending valuation allowance	$347	$54

Expenses related to foreclosed assets include:

	2011 (Restated)	2010
	(In thousands)
Net losses on sales	$35	$88
Provision for unrealized losses	2,654	1,102
Operating expenses	499	231

Total	$3,188	$1,421

Note 7 – Fair Value

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

F-24

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets at December 31, 2011:
Securities available-for-sale—residential mortgage-backed	$17,910	$—	$17,910	$—
Securities available-for-sale—U.S. government and federal agency	1,069	—	1,069	—
Mortgage servicing rights	363	—	—	363
Assets at December 31, 2010:
Securities available-for-sale—residential mortgage-backed	$10,524	$—	$10,524	$—
Mortgage servicing rights	487	—	—	487

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The table below presents a reconciliation of the mortgage servicing rights asset which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	2011	2010
	(In thousands)
Balance at January 1,	$487	$450
Additions	—	79
Other changes in fair value	(124)	(42)

Balance at December 31,	$363	$487

Assets Measured on a Non- Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	December 31,
	2011 (Restated)	2010
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$2,114	$366
Commercial real estate	338	—
Church	2,778	4,783
Impaired loans carried at fair value of collateral:
One to four units	6,201	3,775
Five or more units	874	1,606
Commercial real estate	2,869	2,542
Church	13,153	5,591
Construction	205	—
Commercial	—	2,826
Consumer	—	749
Real estate owned:
One to four units	718	1,086
Five or more units	—	260
Commercial real estate	3,126	568
Church	2,855	1,122

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2011 and 2010, and the losses recognized on these assets for the years ended December 31, 2011 and 2010.

	Principal Amount at December 31, 2011	Valuation Allowance at December 31, 2011	Losses for the year ended December 31, 2011
	(Restated) (In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,612	$382	$1,563
Impaired loans carried at fair value of collateral (2)	24,669	1,367	11,548
Real estate owned (3)	7,046	347	2,654

Total	$37,327	$2,096	$15,765

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $18.6 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

	Principal Amount at December 31, 2010	Valuation Allowance at December 31, 2010	Losses for the year ended December 31, 2010
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,918	$769	$902
Impaired loans carried at fair value of collateral (2)	21,509	4,420	4,829
Real estate owned (3)	3,090	54	1,102

Total	$30,517	$5,243	$6,833

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $5.4 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011 (Restated)		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,597	$31,597	$21,978	$21,978
Securities available-for-sale	18,979	18,979	10,524	10,524
Securities held-to-maturity	—	—	12,737	13,261
Loans receivable held for sale, net	12,983	12,983	29,411	29,411
Loans receivable, net	322,770	323,090	382,616	384,274
Federal Home Loan Bank stock	4,089	N/A	4,089	N/A
Accrued interest receivable	1,698	1,698	2,216	2,216
Financial Liabilities:
Deposits	$(294,686)	$(294,313)	$(348,445)	$(347,373)
Federal Home Loan Bank advances	(83,000)	(88,911)	(87,000)	(91,615)
Junior subordinated debentures	(6,000)	(5,319)	(6,000)	(4,609)
Other borrowings	(5,000)	(4,434)	(5,000)	(4,979)
Advance payments by borrowers for taxes and insurance	(813)	(813)	(272)	(272)
Accrued interest payable	(1,302)	(1,302)	(550)	(550)

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

Note 8 – Office Properties and Equipment, net

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

December 31, 2011 and 2010

Note 9 – Deposits

Deposits are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
NOW account and other demand deposits	$21,474	$23,780
Non-interest bearing demand deposits	17,741	22,610
Money market deposits	21,872	23,499
Passbook	37,084	40,373
Certificates of deposit	196,515	238,183

Total	$294,686	$348,445

At December 31, 2011 and 2010, brokered deposits totaled $9.2 million and $18.2 million, respectively. As disclosed in Note 16, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OCC.

Certificates of deposit of $100 thousand or more were $128.1 million and $160.0 million at year end 2011 and 2010.

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2012	$117,297
2013	56,779
2014	14,791
2015	2,225
2016	5,292
Thereafter	131

$196,515

Note 10 – Federal Home Loan Bank Advances

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

$83,000

Note 11 – Other Borrowings and Management’s Capital Plan

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

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, sell the headquarters building, decrease nonperforming assets and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. For further information relating to the cash position and requirements of the Company, see Note 20 — Going Concern.

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

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $764 thousand at December 31, 2011 and $614 thousand at December 31, 2010, and is accrued over the period of active employment. Compensation expense was $150 thousand for 2011 and $142 thousand for 2010.

Note 13 – Income Taxes

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Income tax expense (benefit) was as follows:

	2011 (Restated)	2010
	(In thousands)
Current
Federal	$(2,261)	$1,502
State	(192)	280
Deferred
Federal	(1,732)	(443)
State	(1,694)	(299)
Change in valuation allowance	7,721	301

Total	$1,842	$1,341

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2011 (Restated)	2010
	(In thousands)
Federal statutory rate times financial statement income (loss)	$(4,221)	$1,107
Effect of:
State taxes, net of federal benefit	(885)	233
Enterprise zone net interest deduction	(428)	(283)
Earnings from bank owned life insurance	(36)	(43)
Low income housing credits	(388)	—
Change in valuation allowance	7,721	301
Other, net	79	26

Total	$1,842	$1,341

Year-end deferred tax assets and liabilities were due to the following:

	2011 (Restated)	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,633	$6,397
Accrued liabilities	181	171
Lower of cost or market adjustment	—	6
State income taxes	39	105
Deferred compensation	339	266
Stock compensation	218	182
Real estate owned	—	141
Unrealized gain/loss on loans held for sale	183	527
Net operating loss carryforward	4,847	119
Nonaccrual loan interest	637	717
Basis difference on fixed assets	101	—
Partnership investment	10	—
General business credit	332	—
Alternative minimum tax credit	119	—
Other	2	4

Total deferred tax assets	12,641	8,635

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Deferred tax liabilities:
Deferred loan fees/costs	(1,878)	(1,743)
Real estate owned	(465)	—
Net unrealized appreciation on available-for-sale securities	(400)	(176)
FHLB stock dividends	(644)	(581)
Mortgage servicing rights	(149)	(201)
Basis difference on fixed assets	—	(28)
Prepaid expenses	(27)	(30)

Total deferred tax liabilities	(3,563)	(2,759)
Valuation allowance	(8,228)	(507)

Net deferred tax assets	$850	$5,369

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.2 million was required as of December 31, 2011. The Company had recorded a valuation allowance of $507 thousand as of December 31, 2010. The increase in the valuation allowance against its federal and state deferred tax assets was due to current year losses and the Company’s inability to project sufficient future taxable income. The remaining net deferred tax asset of $850 thousand at December 31, 2011 is supported by a near term tax planning strategy of selling the Company’s headquarters building at a gain. This sale is expected to close in second quarter.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$214	$91
Additions based on tax positions related to the current year	108	107
Additions for tax positions of prior year	1	107
Reductions for tax positions of prior years	—	(4)
Settlements	—	(87)

Balance at end of year	$323	$214

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

Note 14 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2011 were as follows:

Amount
(In thousands)
Beginning balance	$453
Repayments	(14)

Ending balance	$439

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $1.8 million and $3.8 million.

Note 15 – Stock-Based Compensation

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

A summary of the activity in the plans for 2011 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2011	222,793	$6.57	4,282	$9.91	227,075	$6.63
Granted	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—

Outstanding at December 31, 2011	222,793	$6.57	4,282	$9.91	227,075	$6.63

Vested or expected to vest	222,793	$6.57	4,282	$9.91	227,075	$6.63

Exercisable at December 31, 2011	155,793	$7.11	4,282	$9.91	160,075	$7.19

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

A summary of changes in the Company’s nonvested PEP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	600	$10.25
Vested	(600)	10.25

Nonvested at December 31, 2011	—	$—

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested shares granted under the PEP Plan. The total fair value of shares vested for the PEP Plan during the years ended December 31, 2011 and 2010 was $6 thousand, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 16 – Regulatory Capital Matters and Capital Purchase Program

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

The Company and the Bank consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 6% and 10% levels for such ratios that are generally required under OTS (now OCC) regulations. The cease and desist orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its stockholders, without the prior written approval of the OCC and the FRB, respectively. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

The Bank did not meet the minimum capital requirements under the cease and desist order at December 31, 2011. Actual and normally required capital amounts and ratios at December 31, 2011 and December 31, 2010, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2011: (Restated)
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	36,039	12.00%

December 31, 2010 :
Tangible Capital to adjusted total assets	$42,630	8.82%	$7,252	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$42,630	8.82%	$19,338	4.00%	$24,172	5.00%	$38,676	8.00%
Tier 1(Core) Capital to risk weighted assets	$42,630	11.76%	N/A	N/A	$21,754	6.00%	N/A	N/A
Total Capital to risk weighted assets	$47,299	13.05%	$29,006	8.00%	$36,257	10.00%	43,508	12.00%

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

The Company has stopped paying dividends to the U.S. Treasury since June 15, 2010. At December 31, 2011, deferred dividends totaled $1.2 million.

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

Note 17 – Loan Commitments and Other Related Activities

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet

December 31,

	2011 (Restated)	2010
	(In thousands)
Assets
Cash and cash equivalents	$641	$376
Investment in bank subsidiary	31,568	43,429
Other assets	227	835

Total assets	$32,436	$44,640

Liabilities and stockholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other borrowings	5,000	5,000
Dividends payable	1,219	490
Due to bank subsidiary	674	—
Other liabilities	1,267	290
Stockholders’ equity	18,276	32,860

Total liabilities and stockholders’ equity	$32,436	$44,640

Condensed Statements of Operations

Years ended December 31,

	2011 (Restated)	2010
	(In thousands)
Interest income	$1	$2
Interest expense	858	433
Other expense	548	609

Loss before income tax and undistributed subsidiary income (loss)	(1,405)	(1,040)
Income taxes benefit (expense)	(594)	427
Equity in undistributed subsidiary income (loss)	(12,256)	2,528

Net earnings (loss)	$(14,255)	$1,915

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Condensed Statements of Cash Flows

Years ended December 31,

	2011 (Restated)	2010
	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(14,255)	$1,915
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	12,256	(2,528)
Change in other assets	608	(520)
Change in other liabilities	977	198

Net cash used in operating activities	(414)	(935)

Cash flows from investing activities
Investment in bank subsidiary	—	(5,000)

Net cash used in investing activities	—	(5,000)

Cash flows from financing activities
Net increase in other borrowings	—	5000
Due to bank subsidiary	674	—
Reissuance of treasury stock	5	6
Cash dividends paid	—	(527)

Net cash provided by financing activities	679	4,479

Net change in cash and cash equivalents	265	(1,456)
Beginning cash and cash equivalents	376	1,832

Ending cash and cash equivalents	$641	$376

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2011 and 2010

Note 19 – Earnings (Loss) Per Common Share

The factors used in the earnings (loss) per common share computation follow:

	2011 (Restated)	2010
	(Dollars in thousands, except share and per share)
Basic
Net earnings (loss)	$(14,255)	$1,915
Less: Preferred stock dividends and accretion	(1,114)	(1,145)

Earnings (loss) available to common stockholders	$(15,369)	$770

Weighted average common shares outstanding	1,744,330	1,743,728

Basic earnings (loss) per common share	$(8.81)	$0.44

Diluted
Net earnings (loss)	$(14,255)	$1,915
Less: Preferred stock dividends and accretion	(1,114)	(1,145)

Earnings (loss) available to common stockholders	$(15,369)	$770

Weighted average common shares outstanding for basic earnings per common share	1,744,330	1,743,728
Add: dilutive effects of assumed exercises of stock options	—	831

Average shares and dilutive potential common shares	1,744,330	1,744,559

Diluted earnings (loss) per common share	$(8.81)	$0.44

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010 because they were anti-dilutive.

Note 20 – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability will be settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on or before April 2, 2012 and the Company will run out of operating cash. Additionally, the Company is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 11).

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