Form 10-Q
period 2012-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2012-09-21
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,744,565 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of September 6, 2012.

Explanatory Note

On May 15, 2012, the Company filed a Current Report on Form 8-K regarding its first quarter 2012 earnings release. The Company has restated results for the first quarter 2012 and issued a press release announcing the revised earnings on September 19, 2012, which is attached to the Company’s Current Report on Form 8-K filed on September 19, 2012.

The filing of this Quarterly Report on Form 10-Q (“this Report”) was delayed pending completion of the restatement of our audited consolidated financial statements for the year ended December 31, 2011 as described in the amendment to our Form 10-K Annual Report for that year (Form 10-K/A Amendment No. 2) that we filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2012. Except as otherwise indicated herein, this Report speaks as of March 31, 2012 only and does not reflect events or changes in circumstances that have occurred after that date. Certain material changes in facts and circumstances and certain material events have occurred, or may occur, after that date that are described, or may be described, in subsequent filings that we make with the SEC. Each such subsequent filing with the SEC should be read for further information regarding our financial condition, results of operations and circumstances.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Assets
Cash	$13,572	$12,127
Federal funds sold	31,605	19,470

Cash and cash equivalents	45,177	31,597
Securities available-for-sale, at fair value	18,027	18,979
Loans receivable held for sale, net	12,908	12,983
Loans receivable, net of allowance of $17,752 and $17,299	309,578	322,770
Accrued interest receivable	1,601	1,698
Federal Home Loan Bank (FHLB) stock, at cost	3,901	4,089
Office properties and equipment, net	4,548	4,626
Real estate owned	3,958	6,699
Bank owned life insurance	2,629	2,609
Investment in affordable housing limited partnership	1,629	1,675
Deferred tax assets	772	850
Other assets	4,132	5,162

Total assets	$408,860	$413,737

Liabilities and shareholders’ equity
Deposits	$290,352	$294,686
Federal Home Loan Bank advances	83,000	83,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	335	813
Other liabilities	5,904	5,962

Total liabilities	390,591	395,461

Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at March 31, 2012 and December 31, 2011; liquidation preference of $9,844 at March 31, 2012 and $9,731 at December 31, 2011	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at March 31, 2012 and December 31, 2011; liquidation preference of $6,563 at March 31, 2012 and $6,488 at December 31, 2011	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2012 and December 31, 2011; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2012 and December 31, 2011	3,657	3,657
Preferred stock discount	(896)	(994)
Common stock, $.01 par value, authorized 8,000,000 shares at March 31, 2012 and December 31, 2011; issued 2,013,942 shares at March 31, 2012 and December 31, 2011; outstanding 1,744,565 shares at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	10,844	10,824
Accumulated deficit	(7,427)	(7,295)
Accumulated other comprehensive income, net of taxes of $400 at March 31, 2012 and December 31, 2011	578	571
Treasury stock-at cost, 269,377 shares at March 31, 2012 and December 31, 2011	(3,444)	(3,444)

Total shareholders’ equity	18,269	18,276

Total liabilities and shareholders’ equity	$408,860	$413,737

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$5,330	$6,384
Interest on mortgage-backed securities and other securities	148	181
Other interest income	16	9

Total interest income	5,494	6,574

Interest on deposits	975	1,239
Interest on borrowings	833	989

Total interest expense	1,808	2,228

Net interest income before provision for loan losses	3,686	4,346
Provision for loan losses	959	1,240

Net interest income after provision for loan losses	2,727	3,106

Non-interest income:
Service charges	153	182
Net losses on mortgage banking activities	(166)	(25)
Net gains (losses) on sales of REO	412	(15)
Other	24	39

Total non-interest income	423	181

Non-interest expense:
Compensation and benefits	1,589	1,809
Occupancy expense, net	287	354
Information services	213	227
Professional services	108	168
Provision for losses on loans held for sale	(2)	20
Provision for losses on REO	(19)	80
FDIC insurance	217	283
Office services and supplies	109	142
Other	419	419

Total non-interest expense	2,921	3,502

Earnings (loss) before income taxes	229	(215)
Income tax expense (benefit)	75	(86)

Net earnings (loss)	154	(129)
Dividends and discount accretion on preferred stock	(286)	(283)

Loss available to common shareholders	$(132)	$(412)

Loss per share:
Basic	$(0.08)	$(0.24)

Diluted	$(0.08)	$(0.24)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	$7	$(15)
Income tax effect	—	6

Other comprehensive income (loss), net of tax	7	(9)

Comprehensive earnings (loss)	$161	$(138)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$154	$(129)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	959	1,240
Provision for losses on loans receivable held-for-sale	(2)	20
Provision for losses on REO	(19)	80
Depreciation	78	104
Net amortization of deferred loan origination (fees) costs	27	(3)
Net amortization of premiums on mortgage-backed securities	15	36
Amortization of investment in affordable housing limited partnership	46	—
Stock-based compensation expense	20	23
Earnings on bank owned life insurance	(20)	(22)
Net (gains) losses on sales of REO	(412)	15
Net losses on sales of loans	—	29
Net change in:
Accrued interest receivable	97	216
Deferred tax assets	78	—
Other assets	1,030	(1,636)
Other liabilities	(246)	372

Net cash provided by operating activities	1,805	345

Cash flows from investing activities:
Net change in loans receivable	11,389	4,593
Proceeds from sales and principal repayments of loans receivable held-for-sale	77	6,480
Available-for-sale securities:
Maturities, prepayments and calls	944	760
Held-to-maturity securities:
Maturities, prepayments and calls	—	866
Proceeds from sales of REO	3,989	130
Net redemption of Federal Home Loan Bank stock	188	—
Additions to office properties and equipment	—	(18)

Net cash provided by investing activities	16,587	12,811

Cash flows from financing activities:
Net change in deposits	(4,334)	(7,522)
Proceeds from FHLB advances	—	7,000
Repayments on FHLB advances	—	(7,000)
Net change in advance payments by borrowers for taxes and insurance	(478)	69

Net cash used in financing activities	(4,812)	(7,453)

Net change in cash and cash equivalents	13,580	5,703
Cash and cash equivalents at beginning of period	31,597	21,978

Cash and cash equivalents at end of period	$45,177	$27,681

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,608	$2,037

Cash paid for income taxes	$—	$865

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$817	$1,937

Transfers of loans receivable held-for-sale to REO	$—	$266

Transfers of loans receivable held-for-sale to other assets	$—	$7,662

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.

NOTE (2) – Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment had no impact on the Company’s consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

NOTE (3) – Loss Per Common Share

Basic loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents.

The following table shows how the Company computed basic and diluted loss per common share for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$154	$(129)
Less: Preferred stock dividends and accretion	(286)	(283)

Loss available to common shareholders	$(132)	$(412)

Weighted average common shares outstanding	1,744,565	1,743,965

Loss per common share – basic	$(0.08)	$(0.24)

Diluted
Net earnings (loss)	$154	$(129)
Less: Preferred stock dividends and accretion	(286)	(283)

Loss available to common shareholders	$(132)	$(412)

Weighted average common shares outstanding	1,744,565	1,743,965
Add: dilutive effects of assumed exercises of stock options	N/A	N/A

Average shares and dilutive potential common shares	1,744,565	1,743,965

Loss per common share –diluted	$(0.08)	$(0.24)

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2012 and 2011 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012:
Residential mortgage-backed	$16,049	$919	$—	$16,968
U.S. Government and federal agency	1,000	59	—	1,059

Total available-for-sale securities	$17,049	$978	$—	$18,027

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Residential mortgage-backed	$17,008	$902	$—	$17,910
U.S. Government and federal agency	1,000	69	—	1,069

Total available-for-sale securities	$18,008	$971	$—	$18,979

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at March 31, 2012. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	1,000	1,059
Five to ten years	—	—
Beyond ten years	—	—
Residential mortgage-backed	16,049	16,968

Total	$17,049	$18,027

Securities pledged at March 31, 2012 and December 31, 2011 had a carrying amount of $1.5 million and were pledged to secure public deposits. At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. There were no sales of securities during the three months ended March 31, 2012 and 2011.

There were no securities with unrealized losses at March 31, 2012 and December 31, 2011. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Five or more units residential	$6,358	$6,395
Commercial real estate	1,703	1,712
Church	5,514	5,550
Valuation allowance for unrealized losses	(667)	(674)

Loans receivable, held for sale, net	$12,908	$12,983

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

Loans receivable held-for-sale, net, consisted of five or more units residential, commercial real estate and church loans originated for sale and five or more units residential loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $4.2 million, net of charge-offs of $958 thousand and a $375 thousand valuation allowance, as of March 31, 2012 and totaled $5.2 million, net of charge-offs of $953 thousand and a $382 thousand valuation allowance, as of December 31, 2011. Restructured loans receivable held-for-sale on which the borrowers have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $2.2 million, net of a $292 thousand valuation allowance, as of March 31, 2012 and December 31, 2011. During the first quarter of 2012, no loans receivable held-for-sale were transferred to REO. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of a charge-off of $292 thousand, was transferred to REO during the first quarter of 2011.

Net lower of cost or market recovery on non-performing loans receivable held-for-sale totaled $1 thousand for the three months ended March 31, 2012, compared to $0 for the same period in 2011. Additionally, during the first quarter of 2012, and 2011, we increased our valuation allowance by $1 thousand and $20 thousand, respectively, on some of our loans held for sale that are still considered performing loans.

NOTE (6) – Loans Receivable

Loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate:
One to four units	$76,168	$76,682
Five or more units	103,617	108,161
Commercial real estate	49,445	54,259
Church	87,413	89,099
Construction	3,746	3,790
Commercial:
Sports	1,990	1,996
Other	4,638	4,900
Consumer:
Loan on savings	13	821
Other	107	108

Total gross loans receivable	327,137	339,816
Less:
Loans in process	117	202
Net deferred loan fees (costs)	(328)	(473)
Unamortized discounts	18	18
Allowance for loan losses	17,752	17,299

Loans receivable, net	$309,578	$322,270

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	336	41	(206)	979	(16)	(133)	(42)	959
Recoveries	—	—	15	4	—	117	2	138
Loans charged off	(355)	—	(58)	(231)	—	—	—	(644)

Ending balance	$4,836	$3,013	$2,859	$6,494	$233	$231	$86	$17,752

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,564	$157	$250	$1,781	$91	$—	$70	$3,913
Collectively evaluated for impairment	3,272	2,856	2,609	4,713	142	231	16	13,839

Total ending allowance balance	$4,836	$3,013	$2,859	$6,494	$233	$231	$86	$17,752

Loans:
Loans individually evaluated for impairment	$14,035	$3,814	$7,839	$32,901	$296	$—	$70	$58,955
Loans collectively evaluated for impairment	62,133	99,803	41,606	54,512	3,450	6,628	50	268,182

Total ending loans balance	$76,168	$103,617	$49,445	$87,413	$3,746	$6,628	$120	$327,137

	December 31, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,678	$161	$255	$1,683	$97	$—	$70	$3,944
Collectively evaluated for impairment	3,177	2,811	2,853	4,059	152	247	56	13,355

Total ending allowance balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

Loans:
Loans individually evaluated for impairment	$13,246	$3,837	$7,396	$31,494	$302	$—	$70	$56,345
Loans collectively evaluated for impairment	63,436	104,324	46,863	57,605	3,488	6,896	859	283,471

Total ending loans balance	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2012 and 2011:

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$9,938	$7,842	$—	$7,687	$40
Five or more units	2,940	2,852	—	2,862	6
Commercial real estate	9,640	5,902	—	5,535	60
Church	26,154	21,979	—	21,479	128
Commercial:
Sports	4,000	—	—	—	—
Other	285	—	—	—	—
With an allowance recorded:
One to four units	6,302	6,194	1,564	5,790	84
Five or more units	962	962	157	964	16
Commercial real estate	1,936	1,936	250	1,941	24
Church	10,922	10,922	1,781	10,289	163
Construction	296	296	91	300	5
Commercial:
Other	70	70	70	70	1

Total	$73,445	$58,955	$3,913	$56,917	$527

	March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$6,920	$5,758	$—	$5,762	$15
Five or more units	205	205	—	194	—
Commercial real estate	7,734	7,320	—	7,620	20
Church	14,367	13,847	—	11,857	50
Construction	320	320	—	320	—
With an allowance recorded:
One to four units	6,808	3,641	475	3,603	50
Five or more units	1,673	1,673	69	1,674	—
Commercial real estate	5,193	4,998	812	4,538	32
Church	16,943	16,806	3,086	16,097	181
Commercial:
Sports	4,000	3,698	948	3,751	—
Other	288	288	288	218	—
Consumer:
Loan on savings	1,778	1,778	1,778	2,131	—

Total	$63,229	$60,332	$7,456	$57,765	$348

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2011:

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$6,904	$4,636	$—	$5,329	$79
Five or more units	2,946	2,871	—	2,405	89
Commercial real estate	9,105	5,449	—	9,724	386
Church	24,680	20,560	—	20,757	740
Commercial:
Sports	4,000	—	—	2,566	—
Other	285	—	—	243	10
Consumer:
Loan on savings	—	—	—	796	—
With an allowance recorded:
One to four units	8,610	8,610	1,678	5,507	407
Five or more units	966	966	161	794	64
Commercial real estate	1,947	1,947	255	1,963	97
Church	10,934	10,934	1,683	9,391	705
Construction	302	302	97	314	23
Commercial:
Other	70	70	70	54	6

Total	$70,749	$56,345	$3,944	$59,843	$2,606

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the three months ended March 31, 2012 had loans performed in accordance with their original terms was $1.2 million.

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Loans receivable, held for sale:
Five or more units	$2,473	$2,496
Commercial real estate	333	338
Church	2,749	2,778
Loans receivable, net:
One to four-units	8,792	7,974
Five or more units	3,429	3,450
Commercial real estate	5,902	5,449
Church	23,388	21,891
Construction	296	302
Consumer:
Other	70	70

Total non-accrual loans	$47,432	$44,748

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2012 or December 31, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of March 31, 2012 and December 31, 2011 by class of loans:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$658	$—	$2,473	$3,131	$3,227
Commercial real estate	—	—	333	333	1,370
Church	—	—	2,749	2,749	2,765
Loans receivable, net:
One to four units	2,804	—	8,792	11,596	64,572
Five or more units	499	—	3,429	3,928	99,689
Commercial real estate	991	835	5,902	7,728	41,717
Church	936	383	23,388	24,707	62,706
Construction	—	—	296	296	3,450
Commercial:
Sports	—	—	—	—	1,990
Other	—	98	—	98	4,540
Consumer:
Loan on savings	—	—	—	—	13
Other	—	—	70	70	37

Total	$5,888	$1,316	$47,432	$54,636	$286,076

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$—	$—	$2,496	$2,496	$3,899
Commercial real estate	—	—	338	338	1,374
Church	—	—	2,778	2,778	2,772
Loans receivable, net:
One to four units	921	2,464	7,974	11,359	65,323
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,247	525	5,449	8,221	46,038
Church	2,647	1,440	21,891	25,978	63,121
Construction	—	264	302	566	3,224
Commercial:
Sports	—	—	—	—	1,996
Other	125	—	—	125	4,775
Consumer:
Loan on savings	—	—	—	—	821
Other	—	—	70	70	38

Total	$7,264	$4,756	$44,748	$56,768	$296,705

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

Troubled Debt Restructurings

The Company has allocated $2.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of March 31, 2012 and December 31, 2011. At March 31, 2012, loans classified as a TDR totaled $38.1 million, of which $20.5 million were included in non-accrual loans and $17.6 million were on accrual status. At December 31, 2011, loans classified as a TDR totaled $37.1 million, of which $19.4 million were included in non-accrual loans and $17.7 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of March 31, 2012 and December 31, 2011, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 years to 5 years. The modification involving an extension of the maturity date was for a 2 year period.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	1	$229	$229
Church	3	1,013	1,013

Total	4	$1,242	$1,242

The troubled debt restructurings described above increased the allowance for loan losses by $87 thousand during the three months ended March 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Church	1	$100

Total	1	$100

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $3.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$62,183	$3,025	$10,784	$176	$—
Five or more units	90,876	5,710	6,882	149	—
Commercial real estate	31,290	6,305	11,778	72	—
Church	36,342	10,723	39,842	506	—
Construction	489	2,961	296	—	—
Commercial:
Sports	—	1,990	—	—	—
Other	2,303	2,237	98	—	—
Consumer:
Loan on savings	13	—	—	—	—
Other	37	—	70	—	—

Total	$223,533	$32,951	$69,750	$903	$—

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$63,483	$3,044	$9,846	$309	$—
Five or more units	95,621	7,450	4,939	151	—
Commercial real estate	36,098	6,721	11,364	76	—
Church	37,532	13,100	37,873	594	—
Construction	500	2,988	302	—	—
Commercial:
Sports	—	1,996	—	—	—
Other	2,363	2,369	168	—	—
Consumer:
Loan on savings	821	—	—	—	—
Other	108	—	—	—	—

Total	$236,526	$37,668	$64,492	$1,130	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.01% at March 31, 2012. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. Under the cease and desist order applicable to the Company discussed in Note 10, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

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

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions. The Exchange is expected to close contemporaneously with the closing of the private placement and the other exchange transactions. In addition, the Company has entered into a written agreement with the holder of Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock at a discount of 50% of the liquidation amount. This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions. The Company is in discussions with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company has also proposed to the line of credit lender that it exchange a portion of the line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a modified credit agreement for the remainder of the facility that would be outstanding after the exchange.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million, or $3.5 million if approved by the U.S. Department of the Treasury, or more in gross proceeds. The Company anticipates that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.1 million new shares of the Company’s common stock, which would constitute approximately 91% of the pro forma outstanding shares of the Company’s common stock. The 17.1 million new shares of common stock exceed the Company’s current unissued and authorized shares. The Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such shares in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, sell the Bank’s headquarters building, decrease nonperforming assets and implement strategies to increase earnings. The sale of the Bank’s headquarters building was completed in the second quarter of 2012. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. For further information relating to the cash position and requirements of the Company, see Note 12 – Going Concern.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

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

The Company used the following methods and significant assumptions to estimate fair value:

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

The fair value of non-performing loans receivable held-for-sale is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-performing loans held for sale are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.

On a quarterly basis, fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$—	$16,968	$—	$16,968
Securities available-for-sale – U.S. government and federal agency	—	1,059	—	1,059
Mortgage servicing rights	—	—	183	183

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$—	$17,910	$—	$17,910
Securities available-for-sale – U.S. government and federal agency	—	1,069	—	1,069
Mortgage servicing rights	—	—	363	363

There were no transfers between Level 1 and Level 2 during the first quarter of 2012 and 2011.

The table below presents a reconciliation of the mortgage servicing rights asset which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)
Balance at January 1,	$363	$487
Other changes in fair value	(180)	(62)

Balance at March 31,	$183	$425

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale, net:
Five or more units	$2,098	$2,114
Commercial real estate	333	338
Church	2,749	2,778
Impaired loans carried at fair value of collateral:
One to four units	4,222	6,201
Five or more units	867	874
Commercial real estate	3,531	2,869
Church	13,705	13,153
Construction	205	205
Real estate owned:
One to four units	603	718
Commercial real estate	391	3,126
Church	2,964	2,855

Collateral-dependent impaired loans and non-performing loans held for sale are measured for impairment using the fair value of the collateral. To determine the fair value of collateral, the Company primarily relies on third party appraisals, which is generally obtained every six to nine months. For one-to-four family residential loans, appraised values are based on comparative sales approach. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At March 31, 2012, these adjustments ranged from an upward adjustment of 11% to a discount of 18%. For five or more units residential, commercial real estate and church loans, appraisers may use a single valuation approach or a combination of approaches such as comparative sales, cost or income approach. At March 31, 2012, adjustments made on five or more units residential, commercial real estate and church loans valued using the comparable sales approach ranged from an upward adjustment of 11% to a discount of 45%. A significant unobservable input in the income approach is the estimated income capitalization rate. At March 31, 2012, capitalization rates of 6.50% to 12% were utilized to determine the fair value of the underlying collateral of three commercial real estate loans and a capitalization rate of 7% was utilized to determine the fair value of the underlying collateral of a church loan. The Company’s calculation of net realizable value considers any liens in place on the underlying collateral.

Real estate owned is measured at fair value less estimated costs to sell, The fair value of REO is determined using a third party appraisal and is based on comparative sales, cost or income approach, or a combination of these approaches. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At March 31, 2012, these adjustments ranged from an upward adjustment of 3% to a discount of 34%. A significant unobservable input in the income approach is the estimated income capitalization rate. At March 31, 2012, a capitalization rate of 9% was utilized to determine the fair value of the underlying collateral of a commercial real estate loan and 8% and 11.50% capitalization rates were utilized to determine the fair value of the underlying collateral of two church loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

The following table provides information regarding our assets measured at fair value on a non-recurring basis at March 31, 2012 and 2011, and the losses recognized on these assets for the three months ended March 31, 2012 and 2011.

	Principal Amount at	Valuation Allowance at	Losses for the three months ended	Principal Amount at	Valuation Allowance at	Losses for the three months ended
	March 31, 2012			March 31, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,555	$375	$(1)	$5,982	$769	$—
Impaired loans carried at fair value of collateral (2)	23,781	1,251	1,090	26,219	6,415	2,112
Real estate owned (3)	4,146	188	(19)	5,175	52	80

Total	$33,482	$1,814	$1,070	$37,376	$7,236	$2,192

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $20.0 million and $5.0 million of loans that were carried at cost at March 31, 2012 and 2011 as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

The following table provides information regarding our assets measured at fair value on a non-recurring basis at December 31, 2011, and the losses recognized on these assets for the year ended December 31, 2011.

	Principal Amount at December 31, 2011	Valuation Allowance at December 31, 2011	Losses for the year ended December 31, 2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$5,612	$382	$1,563
Impaired loans carried at fair value of collateral (2)	24,669	1,367	11,548
Real estate owned (3)	7,046	347	2,654

Total	$37,327	$2,096	$15,765

(1)	Losses are charged to provision for losses on loans receivable held-for-sale.
(2)	Losses are charged against the allowance for loan losses. Includes $18.6 million of loans that were carried at cost as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at March 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$45,177	$45,177	$—	$—	$45,177
Securities available-for-sale	18,027	—	18,027	—	18,027
Loans receivable held for sale, net	12,908	—	—	12,908	12,908
Loans receivable, net	309,578	—	—	309,693	309,693
Federal Home Loan Bank stock	3,901	—	—	N/A	N/A
Accrued interest receivable	1,601	—	70	1,531	1,601

Financial Liabilities:
Deposits	$(290,352)	$—	$(289,516)	$—	$(289,516)
Federal Home Loan Bank advances	(83,000)	—	(88,529)	—	(88,529)
Junior subordinated debentures	(6,000)	—	—	(5,391)	(5,391)
Other borrowings	(5,000)	—	—	(4,493)	(4,493)
Accrued interest payable	(1,502)	—	(206)	(1,296)	(1,502)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$31,597	$31,597
Securities available-for-sale	18,979	18,979
Loans receivable held for sale, net	12,983	12,983
Loans receivable, net	322,770	323,090
Federal Home Loan Bank stock	4,089	N/A
Accrued interest receivable	1,698	1,698

Financial Liabilities:
Deposits	$(294,686)	$(294,313)
Federal Home Loan Bank advances	(83,000)	(88,911)
Junior subordinated debentures	(6,000)	(5,319)
Other borrowings	(5,000)	(4,434)
Advance payments by borrowers for taxes and insurance	(813)	(813)
Accrued interest payable	(1,302)	(1,302)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

(b) Loans receivable held for sale

The fair value of loans held for sale is estimated based on quoted prices from third party sale analyses, existing sale agreements or appraisal reports adjusted by sales commission assumptions resulting in a Level 3 classification.

(c) Loans receivable

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using discounted cash flow calculations that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

(f) Federal Home Loan Bank Advances

The fair values of the Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Subordinated Debentures and Other Borrowings

The fair values of the Company’s Subordinated Debentures and other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest are classified the same as the related asset / liability.

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

There were no options granted during the three months ended March 31, 2012 and 2011. The Company recorded $20 thousand of stock-based compensation expense, net of tax, during the first quarter of 2012 compared to $23 thousand for the first quarter of 2011.

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

The Company and the Bank consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010 requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. The cease and desist orders, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OTS (now OCC) regulations. The cease and desist orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its shareholders, without the prior written approval of the OCC and the FRB, respectively. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

The Bank did not meet the minimum capital requirements under the cease and desist order at March 31, 2012 or December 31, 2011.

Actual and normally required capital amounts and ratios at March 31, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
March 31, 2012:
Tangible Capital to adjusted total assets	$31,442	7.70%	$6,124	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$31,442	7.70%	$16,331	4.00%	$20,414	5.00%	$32,662	8.00%
Tier 1(Core) Capital to risk weighted assets	$31,442	10.92%	N/A	N/A	$17,276	6.00%	N/A	N/A
Total Capital to risk weighted assets	$35,216	12.23%	$23,035	8.00%	$28,794	10.00%	$34,552	12.00%

December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion, or all, of the deferred tax asset will be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2012

income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.3 million was required as of March 31, 2012. The Company had recorded a valuation allowance of $8.2 million as of December 31, 2011. The remaining net deferred tax asset of $772 thousand at March 31, 2012 is supported by a near term tax planning strategy of selling the Bank’s headquarters building at a gain. The sale closed in the second quarter of 2012.

NOTE (12) – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The Company used its cash available at the holding company level to pay a substantial portion of this liability pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012 and does not have cash available to pay its operating expenses. Additionally, the Company is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 7).

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

Management’s plan to address the conditions described above is to raise additional equity capital for the Company and exchange senior securities for common equity (see Note 7). The Company’s ability to continue as a going concern is dependent on the timely implementation and success of this plan. There can be no assurance that management’s plan will be achieved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our amended Annual Report on Form 10-K/A for the year ended December 31, 2011.

Overview

Total assets decreased during the first quarter of 2012 primarily due to a decrease in our loan portfolio, as loan repayments, foreclosures and charge-offs exceeded loan originations during the period. The decrease in our loan portfolio primarily consisted of a $4.5 million decrease in our five or more units residential real estate loan portfolio, a $4.8 million decrease in our commercial real estate loan portfolio, a $1.7 million decrease in our church loan portfolio, a $514 thousand decrease in our one-to-four family residential real estate loan portfolio, and a $809 thousand decrease in our consumer loan portfolio.

Total deposits decreased during the first quarter of 2012, while FHLB borrowings, subordinated debentures and other borrowings remained unchanged.

Our net earnings for the first quarter 2012 were $154 thousand, compared to a net loss of $129 thousand for the same period a year ago. The increase from a net loss to net earnings was primarily due to lower provision for loan losses, higher net gains on sales of real estate owned (“REO”), lower compensation and benefits expense, and lower provision for losses on loans held for sale and REO, which were partially offset by lower net interest income.

Results of Operations

Net Interest Income

For the first quarter of 2012, our net interest income before provision for loan losses was $3.7 million, which represented a decrease of $660 thousand, or 15%, from the first quarter of 2011. The $660 thousand decrease in net interest income primarily resulted from a $78.1 million decrease in average interest-earning assets.

Average interest-earning assets for the first quarter of 2012 decreased $78.1 million to $401.7 million from $479.8 million for the first quarter of 2011, which resulted in a $1.3 million reduction in interest income. The decline in average interest-earning assets, primarily loans receivable, reflects our strategy throughout 2011 to maintain our capital ratios above the required regulatory thresholds, in part by shrinking total assets. The annualized yield on our average interest-earning assets decreased 1 basis point to 5.47% for the first quarter of 2012, from 5.48% for the same period a year ago.

Average interest-bearing liabilities for the first quarter of 2012 decreased $58.0 million to $386.1 million from $444.1 million for the first quarter of 2011. The decrease in average interest-bearing liabilities resulted in a $226 thousand reduction in interest expense. The annualized cost of our average interest-bearing liabilities decreased 14 basis points to 1.87% for the first quarter of 2012 from 2.01% for the same period a year ago, and resulted in a decrease of $194 thousand in interest expense.

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

The provision for loan losses for the first quarter of 2012 totaled $959 thousand compared to $1.2 million for the same period a year ago. The decrease in the provision for loan losses for the first quarter of 2012 was due primarily to the decrease in the size of our loan portfolio from $393.9 million a year ago to $327.1 million at March 31, 2012. The first quarter provision was also impacted by specific loss allocations on loans that became impaired during the quarter, charge-offs that were not reserved for at year-end 2011 and higher reserves on our church loan portfolio.

At March 31, 2012 our allowance for loan losses was $17.8 million, or 5.42% of our gross loans receivable, compared to $17.3 million, or 5.09% of our gross loans, at year-end 2011. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, decreased to 42.39% at March 31, 2012, compared to 44.20% at year-end 2011. Despite the decrease in the allowance ratio, management believes that the remaining loss potential has been reduced as certain losses inherent in our NPLs have been recognized as charge-offs which resulted in a lower ratio of the allowance for loan losses to NPLs. As of March 31, 2012, 65% of our NPLs had been written down to their adjusted fair value less estimated selling costs, by establishing specific reserves or charged-off as necessary.

Loan charge-offs during the first quarter of 2012 were $644 thousand, or 0.74% of average loans, compared to $709 thousand, or 0.66% of average loans, during the first quarter of 2011. The $644 thousand of charge-offs were not reserved for at year-end 2011 and were primarily related to loans that became impaired during the first quarter of 2012 and with respect to which recent valuations of the underlying collateral reflected impairment losses. Charge-offs in one-to-four family residential real estate loans totaled $355 thousand and represented 55% of charge-offs during 2012. Charge-offs in church loans totaled $231 thousand and represented 36% of charge-offs during 2012. Charge-offs in commercial real estate loans totaled $58 thousand and represented 9% of charge-offs during 2012.

Impaired loans at March 31, 2012 were $59.0 million compared to $56.3 million at December 31, 2011. Specific reserves for impaired loans were $3.9 million, or 6.64% of the aggregate impaired loan amount at March 31, 2012, compared to $3.9 million, or 7.00%, at December 31, 2011. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 5.16% at March 31, 2012, compared to 4.71% at December 31, 2011.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $3.9 million at March 31, 2012. Of the $3.9 million specific loss allocations at March 31, 2012, $1.2 million were related to $3.8 million of loans that are non-performing and with respect to which the recent valuation of the underlying collateral reflected a decrease in values. Additionally, we recorded $2.7 million of specific loss allocations for impairment related to $16.6 million of accruing loans that were modified in troubled debt restructurings. On $18.6 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific loss allocation. The remaining $20.0 million of impaired loans had been written down to fair value after charge-offs of $13.0 million

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2012, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations. The provisions for loan losses and corresponding allowance for loan losses in these financial statements contained in Part 1, Item 1 of this Form 10-Q reflect judgments by the OCC made during its supervisory examination of our Bank completed in July 2012.

Non-interest Income

Non-interest income for the first quarter of 2012 totaled $423 thousand compared to $181 thousand for the first quarter of 2011. The $242 thousand increase from the first quarter of 2011 was primarily due to higher net gains on sales of REOs, which was partially offset by higher net losses on mortgage banking activities and lower service charges for loan-related fees and retail banking fees.

Non-interest Expense

Non-interest expense for the first quarter of 2012 totaled $2.9 million, compared to $3.5 million for the first quarter of 2011. Lower non-interest expense in the first quarter of 2012 was primarily due to lower provisions for losses on loans held for sale and REO, and lower compensation and benefits expense, occupancy expense and office services and supplies expense, primarily resulting from two branch closures at the end of 2011.

Income Taxes

The Company’s effective income tax rate was 32.75% for the three months ended March 31, 2012 compared to 40.00% for the three months ended March 31, 2011. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected annual effective tax rate incorporates certain non-taxable federal and state income items, federal and state tax credits, and expected increases to the valuation allowance for projected deferred tax assets.

Financial Condition

Total Assets

Total assets were $408.9 million at March 31, 2012, which represented a decrease of $4.9 million, or 1%, from December 31, 2011. During the first quarter of 2012, net loans decreased by $13.2 million, loans held for sale decreased by $75 thousand, securities decreased by $952 thousand, REO decreased by $2.7 million, deferred tax assets decreased by $78 thousand and other assets (primarily income tax receivable) decreased by $1.0 million, while cash and cash equivalents increased by $13.6 million.

Loan Portfolio

Our gross loan portfolio decreased by $12.7 million to $327.1 million at March 31, 2012 from $339.8 million at December 31, 2011, as loan repayments, foreclosures and charge-offs exceeded loan originations during the first quarter of 2012. The decrease in our loan portfolio primarily consisted of a $4.5 million decrease in our five or more units residential real estate loan portfolio, a $4.8 million decrease in our commercial real estate loan portfolio, a $1.7 million decrease in our church loan portfolio, a $514 thousand decrease in our one-to-four family residential real estate loan portfolio and a $809 thousand decrease in our consumer loan portfolio.

Loan originations for the three months ended March 31, 2012 totaled $3.4 million compared to $1.6 million for the three months ended March 31, 2011. Loan repayments for the three months ended March 31, 2012 totaled $14.6 million compared to $6.5 million for the comparable period in 2011. Loans transferred to REO during the first quarter of 2012 totaled $790 thousand, compared to $1.9 million during the first quarter of 2011.

Deposits

Deposits totaled $290.4 million at March 31, 2012, down $4.3 million, or 1%, from year-end 2011. During the first quarter of 2012, core deposits (NOW, demand, money market and passbook accounts) decreased by $2.2 million and represented 33% of total deposits at March 31, 2012 and December 31, 2011. Our certificates of deposit (“CDs”) decreased by $2.1 million during the first quarter of 2012 and represented 67% of total deposits at March 31, 2012 and December 31, 2011. Brokered deposits represented 3% of total deposits at March 31, 2012 and December 31, 2011.

Borrowings

Since year-end 2011, FHLB borrowings, subordinated debentures and other borrowings remained unchanged at $83.0 million, $6.0 million, and $5.0 million, respectively. At March 31, 2012 and December 31, 2011, FHLB advances were 20% of total assets and the weighted average cost of advances at those dates was 3.09%. See Liquidity for further information on subordinated debentures and other borrowings.

Non-Performing Assets

Non-performing assets (“NPAs”) include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at March 31, 2012 were $51.4 million, or 12.57% of total assets, compared to $51.4 million, or 12.43% of total assets, at December 31, 2011. At March 31, 2012, non-accrual loans were $47.4 million compared to $44.7 million at December 31, 2011. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status.

The non-accrual loans at March 31, 2012 included 35 church loans totaling $26.1 million, 22 one-to-four family residential real estate loans totaling $8.8 million, 14 commercial real estate loans totaling $6.2 million, 10 five or more units residential real estate loans totaling $5.9 million, a land loan for $296 thousand, and a consumer loan for $70 thousand.

During the first quarter of 2012, REO decreased by $2.7 million to $4.0 million at March 31, 2012, from $6.7 million at the end of 2011. At March 31, 2012 the Bank’s REO consisted of three one-to-four family residential properties and eight commercial real estate properties, six of which are church buildings. As part of our efforts to reduce non-performing assets, we sold five REO properties for total proceeds of $4.0 million, and recorded a corresponding net gain of $412 thousand, during the first quarter of 2012.

Performance Ratios

The annualized return on average equity for the three months ended March 31, 2012 was 3.34%, compared to an annualized loss on average equity of (1.55%) for the three months ended March 31, 2011. The annualized return on average assets for the three months ended March 31, 2012 was 0.15%, compared to an annualized loss on average assets of (0.11%) for the three months ended March 31, 2011. The efficiency ratios for the three months ended March 31, 2012 was 71.60%, compared to 75.15% for the three months ended March 31, 2011. The improvement in these ratios was primarily due to the profit for the three months ended March 31, 2012 as a result of lower provision for loan losses, higher net gains on sales of REO, lower compensation and benefits expense and lower provision for losses on loans held sale and REO, which were partially offset by lower net interest income.

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

Net cash inflows from operating activities totaled $1.8 million and $345 thousand during the first quarter of 2012 and 2011, respectively. Net cash inflows from operating activities for the first quarter of 2012 were primarily attributable to interest payments received on loans and securities.

Net cash inflows from investing activities totaled $16.6 million and $12.8 million during the first quarter of 2012 and 2011, respectively. Net cash inflows from investing activities for the first quarter of 2012 were attributable primarily to principal repayments on loans and securities and proceeds from sales of REOs.

Net cash outflows from financing activities totaled $4.8 million and $7.5 million during the first quarter of 2012 and 2011, respectively. Net cash outflows from financing activities for the first quarter of 2012 were attributable primarily to the net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to other financial institutions. Conversely, when the Bank has fewer funds than required, the Bank may borrow funds from the FHLB. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of March 31, 2012, to borrow an additional $7.9 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in securities available-for-sale that are not pledged. The Bank’s liquid assets at March 31, 2012 consisted of $45.2 million in cash and cash equivalents and $15.5 million in securities available-for-sale that are not pledged, compared to $31.6 million in cash and cash equivalents and $17.4 million in securities available-for-sale that are not pledged at December 31, 2011.

The Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability was partially settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012, which settlement consumed the Company’s operating cash. Our ability to service our debt obligations and pay dividends and holding company expenses is dependent primarily on the recapitalization plan discussed in Capital Resources. Holding company debt obligations, which are included in other borrowings, are described below.

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

Due to the current regulatory order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in Note 12 “Going Concern” of the Notes to Consolidated Financial Statements.

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

We are pursuing our comprehensive recapitalization plan to improve the Company’s capital structure. To date, we have entered into written agreements with:

•

The U.S. Treasury Department pursuant to which the U.S. Treasury will exchange the shares of our Series D and E Fixed Rate Cumulative Perpetual Preferred Stock held by it for our common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock, subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions; and

•

The holder of our Series A Perpetual Preferred Stock to exchange its holdings for common stock at a discount of 50% of the liquidation amount, subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions.

We are also in negotiations with the holders of our Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock regarding exchange of their holdings for common stock on a similar basis as the exchange of the Series A Perpetual Preferred Stock, and we are in discussions with our senior bank lender regarding the exchange of a portion of the $5 million outstanding amount borrowed under our line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; the forgiveness of the accrued interest on the entire amount of the line of credit to the date of the exchange; and the execution of a modified credit agreement for the remainder of the facility that would be outstanding after the exchange.

The conditions to each of the above proposed exchanges include, or are expected in include, requirements that the holders of each series of our outstanding preferred stock concurrently exchange their preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of new shares of common stock, as discussed above. Based on the agreements that we have executed, we anticipate that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.1 million new shares of the Company’s common stock, which would constitute approximately 91% of the pro forma outstanding shares of the Company’s common stock. The 17.1 million new shares of common stock exceed the Company’s current unissued and authorized shares. We plan to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such shares in the recapitalization.

In addition, we are negotiating to sell our Bank’s headquarters building and work to decrease NPAs through proactive management and loan sales as part of our efforts to raise capital and increase earnings.

There can be no assurance our recapitalization plan will be achieved on the currently contemplated terms, or at all. If we are unable to raise capital, we plan to continue to shrink assets and implement other strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. The Company or its creditors could also initiate bankruptcy proceedings.

Regulatory Capital

The capital regulations applicable to the Bank, which are now administered by the OCC, include three separate minimum capital requirements. First, the tangible capital requirement mandates that the Bank’s shareholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital (as defined by the OCC) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance- sheet items for this purpose.

The Bank was in compliance with all capital requirements in effect at March 31, 2012, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank did not meet the minimum capital requirements under the cease and desist order at March 31, 2012 and December 31, 2011. Actual and normally required capital amounts and ratios at March 31, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
March 31, 2012:
Tangible Capital to adjusted total assets	$31,442	7.70%	$6,124	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$31,442	7.70%	$16,331	4.00%	$20,414	5.00%	$32,662	8.00%
Tier 1(Core) Capital to risk weighted assets	$31,442	10.92%	N/A	N/A	$17,276	6.00%	N/A	N/A
Total Capital to risk weighted assets	$35,216	12.23%	$23,035	8.00%	$28,794	10.00%	$34,552	12.00%

December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2012. Based on that evaluation and due to the material weaknesses identified below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

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

Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of March 31, 2012.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document (1)

101.SCH		XBRL Taxonomy Extension Schema Document (1)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF		XBRL Taxonomy Extension Definitions Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2012	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: September 21, 2012	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer