Form 10-Q
period 2012-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2012-10-01
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
	(Dollars in thousands, except per share amounts)
Assets
Cash	$14,596	$12,127
Federal funds sold	31,540	19,470

Cash and cash equivalents	46,136	31,597
Securities available-for-sale, at fair value	15,705	18,979
Loans receivable held for sale, net	12,574	12,983
Loans receivable, net of allowance of $17,856 and $17,299	295,363	322,770
Accrued interest receivable	1,476	1,698
Federal Home Loan Bank (FHLB) stock, at cost	3,901	4,089
Office properties and equipment, net	2,772	4,626
Real estate owned	3,530	6,699
Bank owned life insurance	2,649	2,609
Investment in affordable housing limited partnership	1,586	1,675
Deferred tax assets	—	850
Other assets	5,239	5,162

Total assets	$390,931	$413,737

Liabilities and shareholders’ equity
Deposits	$270,047	$294,686
Federal Home Loan Bank advances	83,000	83,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	705	813
Other liabilities	6,516	5,962

Total liabilities	371,268	395,461

Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at June 30, 2012 and December 31, 2011; liquidation preference of $9,956 at June 30, 2012 and $9,731 at December 31, 2011	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at June 30, 2012 and December 31, 2011; liquidation preference of $6,638 at June 30, 2012 and $6,488 at December 31, 2011	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2012 and December 31, 2011; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2012 and December 31, 2011	3,657	3,657
Preferred stock discount	(798)	(994)
Common stock, $.01 par value, authorized 8,000,000 shares at June 30, 2012 and December 31, 2011; issued 2,013,942 shares at June 30, 2012 and December 31, 2011; outstanding 1,744,565 shares at June 30, 2012 and December 31, 2011	20	20
Additional paid-in capital	10,864	10,824
Accumulated deficit	(6,015)	(7,295)
Accumulated other comprehensive income, net of taxes of $400 at June 30, 2012 and December 31, 2011	442	571
Treasury stock-at cost, 269,377 shares at June 30, 2012 and December 31, 2011	(3,444)	(3,444)

Total shareholders’ equity	19,663	18,276

Total liabilities and shareholders’ equity	$390,931	$413,737

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$5,030	$6,284	$10,360	$12,668
Interest on mortgage backed and other securities	135	182	283	363
Other interest income	20	10	36	19

Total interest income	5,185	6,476	10,679	13,050

Interest on deposits	880	1,197	1,855	2,436
Interest on borrowings	815	851	1,648	1,840

Total interest expense	1,695	2,048	3,503	4,276

Net interest income before provision for loan losses	3,490	4,428	7,176	8,774
Provision for loan losses	102	3,434	1,061	4,674

Net interest income after provision for loan losses	3,388	994	6,115	4,100

Non-interest income:
Service charges	143	175	296	357
Net gains (losses) on mortgage banking activities	4	32	(162)	7
Net gains (losses) on sales of REO	(17)	(34)	395	(49)
Gain on sale of office properties and equipment	2,523	—	2,523	—
Gain on sale of securities	50	—	50	—
Other	21	26	45	65

Total non-interest income	2,724	199	3,147	380

Non-interest expense:
Compensation and benefits	1,538	1,555	3,127	3,364
Occupancy expense, net	297	334	584	688
Information services	239	220	452	447
Professional services	176	292	284	460
Provision for losses on loans held-for-sale	188	6	186	26
Provision for losses on REO	331	702	312	782
FDIC insurance	216	354	433	637
Office services and supplies	108	140	217	282
Other	550	514	969	933

Total non-interest expense	3,643	4,117	6,564	7,619

Earnings (loss) before income taxes	2,469	(2,924)	2,698	(3,139)
Income tax expense (benefit)	772	(1,202)	847	(1,288)

Net earnings (loss)	$1,697	$(1,722)	$1,851	$(1,851)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(86)	$86	$(79)	$71
Reclassification of net gains included in net earnings	(50)	—	(50)	—
Income tax effect	—	(34)	—	(28)

Other comprehensive income (loss), net of tax	(136)	52	(129)	43

Comprehensive earnings (loss)	$1,561	$(1,670)	$1,722	$(1,808)

Net earnings (loss)	$1,697	$(1,722)	$1,851	$(1,851)
Dividends and discount accretion on preferred stock	(285)	(283)	(571)	(566)

Earnings (loss) available to common shareholders	$1,412	$(2,005)	$1,280	$(2,417)

Earnings (loss) per common share-basic	$0.81	$(1.15)	$0.73	$(1.39)

Earnings (loss) per common share-diluted	$0.81	$(1.15)	$0.73	$(1.39)

Dividends declared per share-common stock	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$1,851	$(1,851)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,061	4,674
Provision for losses on loans receivable held-for-sale	186	26
Provision for losses on REO	312	782
Depreciation	149	206
Net amortization of deferred loan origination (fees) costs	58	20
Net amortization of premiums on mortgage-backed securities	31	59
Amortization of investment in affordable housing limited partnership	89	—
Stock-based compensation expense	40	45
Earnings on bank owned life insurance	(40)	(44)
Gain on sale of office properties and equipment	(2,523)	—
Gain on sale of securities	(50)	—
Net (gains) losses on sales of REO	(395)	49
Net (gains) losses on sales of loans	—	(11)
Net change in:
Accrued interest receivable	222	259
Deferred tax assets	850	(767)
Other assets	(77)	(1,543)
Other liabilities	279	790

Net cash provided by operating activities	2,043	2,694

Cash flows from investing activities:
Net change in loans receivable	23,626	10,136
Proceeds from sales and principal repayments of loans receivable held-for-sale	223	14,243
Available-for-sale securities:
Sales, maturities, prepayments and calls	3,164	1,367
Held-to-maturity securities:
Maturities, prepayments and calls	—	1,042
Proceeds from sales of REO	5,914	2,305
Investment in affordable housing limited partnership	(100)	(286)
Net redemption of Federal Home Loan Bank stock	188	—
Proceeds from sale of office properties and equipment	4,237	—
Additions to office properties and equipment	(9)	(21)

Net cash provided by investing activities	37,243	28,786

Cash flows from financing activities:
Net change in deposits	(24,639)	(36,074)
Proceeds from FHLB advances	13,500	7,000
Repayments on FHLB advances	(13,500)	(7,000)
Reissuance of treasury stock	—	6
Net change in advance payments by borrowers for taxes and insurance	(108)	471

Net cash used in financing activities	(24,747)	(35,597)

Net change in cash and cash equivalents	14,539	(4,117)
Cash and cash equivalents at beginning of period	31,597	21,978

Cash and cash equivalents at end of period	$46,136	$17,861

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,142	$3,912

Cash paid for income taxes	$—	$865

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$2,662	$6,414

Transfers of loans receivable held-for-sale to REO	$—	$266

Transfers of loans receivable held-for-sale to other assets	$—	$—

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

NOTE (3) – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents.

The following table shows how the Company computed basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$1,697	$(1,722)	$1,851	$(1,851)
Less: Preferred stock dividends and accretion	(285)	(283)	(571)	(566)

Earnings (loss) available to common shareholders	$1,412	$(2,005)	$1,280	$(2,417)

Weighted average common shares outstanding	1,744,565	1,744,216	1,744,565	1,744,091

Basic earnings (loss) per common share	$0.81	$(1.15)	$0.73	$(1.39)

Diluted
Net earnings (loss)	$1,697	$(1,722)	$1,851	$(1,851)
Less: Preferred stock dividends and accretion	(285)	(283)	(571)	(566)

Earnings (loss) available to common shareholders	$1,412	$(2,005)	$1,280	$(2,417)

Weighted average common shares outstanding	1,744,565	1,744,216	1,744,565	1,744,091
Add: dilutive effects of assumed exercises of stock options	N/A	N/A	N/A	N/A

Average shares and dilutive potential common shares	1,744,565	1,744,216	1,744,565	1,744,091

Diluted earnings (loss) per common share	$0.81	$(1.15)	$0.73	$(1.39)

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012:
Residential mortgage-backed	$14,863	$842	$—	$15,705
U.S. Government and federal agency	—	—	—	—

Total available-for-sale securities	$14,863	$842	$—	$15,705

December 31, 2011:
Residential mortgage-backed	$17,008	$902	$—	$17,910
U.S. Government and federal agency	1,000	69	—	1,069

Total available-for-sale securities	$18,008	$971	$—	$18,979

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at June 30, 2012. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

Available-for-Sale
Maturity	Amortized Cost	Fair Value
(In thousands)
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
Beyond ten years	—	—
Residential mortgage-backed	14,863	15,705

Total	$14,863	$15,705

Securities pledged had a carrying amount of $1.6 million and $1.5 million, respectively, at June 30, 2012 and December 31, 2011, and were pledged to secure public deposits. At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. During the six months ended June 30, 2012, $1.0 million of U.S federal agency bonds were sold and the Company recognized a gain of $50 thousand. There were no sales of securities during the six months ended June 30, 2011.

There were no securities with unrealized losses at June 30, 2012 and December 31, 2011. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

NOTE (5) – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Five or more units residential	$6,289	$6,395
Commercial real estate	1,699	1,712
Church	5,214	5,550
Valuation allowance for unrealized losses	(628)	(674)

Loans receivable, held for sale, net	$12,574	$12,983

Loans receivable held-for-sale, net, consisted of five or more units residential, commercial real estate and church loans originated for sale and five or more units residential loans transferred from our loan portfolio. Non-performing loans receivable held-for-sale included in loans receivable held-for-sale, net, totaled $4.9 million, net of charge-offs of $1.2 million and a $337 thousand valuation allowance, as of June 30, 2012 and totaled $5.2 million, net of charge-offs of $953 thousand and a $382 thousand valuation allowance, as of December 31, 2011. Restructured loans receivable held-for-sale on which the borrowers have complied with the terms of their restructured agreements for a satisfactory period of time and certain performing loans receivable held-for-sale with delinquency or other weaknesses totaled $2.1 million, net of a $291 thousand valuation allowance, as of June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, there were no loans receivable held-for-sale transferred to REO. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of a charge-off of $292 thousand, was transferred to REO during the six months ended June 30, 2011.

Net lower of cost or market write-downs (recovery) on non-performing loans receivable held-for-sale totaled $187 thousand for the six months ended June 30, 2012, compared to ($35) thousand for the same period in 2011. Additionally, during the first half of 2012, we decreased our valuation allowance by $1 thousand on loans held for sale that are still considered performing loans compared to an increase of $61 thousand during the same period in 2011.

NOTE (6) – Loans Receivable

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Real estate:
One to four units	$73,834	$76,682
Five or more units	98,326	108,161
Commercial real estate	47,364	54,259
Church	86,506	89,099
Construction	1,038	3,790
Commercial:
Sports	1,731	1,996
Other	4,164	4,900
Consumer:
Loan on savings	—	821
Other	131	108

Total gross loans receivable	313,094	339,816
Less:
Loans in process	116	202
Net deferred loan fees (costs)	(259)	(473)
Unamortized discounts	18	18
Allowance for loan losses	17,856	17,299

Loans receivable, net	$295,363	$322,270

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,836	$3,013	$2,859	$6,494	$233	$231	$86	$17,752
Provision for loan losses	(135)	(116)	(234)	882	(127)	(168)	—	102
Recoveries	—	—	15	3	—	138	2	158
Loans charged off	—	—	—	(156)	—	—	—	(156)

Ending balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856

	For the six months ended June 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	201	(75)	(440)	1,861	(143)	(301)	(42)	1,061
Recoveries	—	—	30	7	—	255	4	296
Loans charged off	(355)	—	(58)	(387)	—	—	—	(800)

Ending balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856

	For the three months ended June 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$3,977	$2,622	$3,530	$7,387	$54	$1,598	$1,823	$20,991
Provision for loan losses	319	419	2,723	(46)	14	(60)	65	3,434
Recoveries	—	—	—	—	—	—	6	6
Loans charged off	(67)	(149)	—	(144)	—	—	(1,826)	(2,186)

Ending balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245

	For the six months ended June 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(245)	572	3,369	477	(6)	238	269	4,674
Recoveries	—	—	—	—	—	—	8	8
Loans charged off	(105)	(149)	(609)	(189)	—	—	(1,843)	(2,895)

Ending balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,529	$150	$245	$1,734	$87	$—	$69	$3,814
Collectively evaluated for impairment	3,172	2,747	2,395	5,489	19	201	19	14,042

Total ending allowance balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856

Loans:
Loans individually evaluated for impairment	$14,001	$2,285	$7,730	$32,794	$292	$—	$70	$57,172
Loans collectively evaluated for impairment	59,833	96,041	39,634	53,712	746	5,895	61	255,922

Total ending loans balance	$73,834	$98,326	$47,364	$86,506	$1,038	$5,895	$131	$313,094

	December 31, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,678	$161	$255	$1,683	$97	$—	$70	$3,944
Collectively evaluated for impairment	3,177	2,811	2,853	4,059	152	247	56	13,355

Total ending allowance balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

Loans:
Loans individually evaluated for impairment	$13,246	$3,837	$7,396	$31,494	$302	$—	$70	$56,345
Loans collectively evaluated for impairment	63,436	104,324	46,863	57,605	3,488	6,896	859	283,471

Total ending loans balance	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following table presents information related to impaired loans by class of loans as of and for the three and six months ended June 30, 2012 and 2011:

	As of June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$10,216	$7,971	$—	$8,009	$34	$7,938	$74
Five or more units	1,438	1,327	—	2,090	2	2,422	8
Commercial real estate	9,594	5,804	—	5,853	37	5,664	97
Church	25,696	21,652	—	22,086	134	21,627	262
Commercial:
Sports	4,000	—	—	—	—	—	—
Other	285	—	—	—	—	—	—
With an allowance recorded:
One to four units	6,033	6,030	1,529	5,989	76	5,758	160
Five or more units	958	958	150	960	16	962	32
Commercial real estate	1,926	1,926	245	1,931	24	1,936	48
Church	11,172	11,142	1,734	10,748	172	10,588	335
Construction	292	292	87	294	4	297	9
Commercial:
Other	70	70	69	70	1	70	2

Total	$71,680	$57,172	$3,814	$58,030	$500	$57,262	$1,027

	As of June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$6,664	$5,330	$—	$5,630	$10	$5,767	$25
Five or more units	2,142	1,974	—	1,720	13	1,739	13
Commercial real estate	5,795	5,156	—	7,676	16	8,369	36
Church	15,652	15,183	—	15,609	42	14,481	92
Construction	317	317	—	319	—	319	—
With an allowance recorded:
One to four units	5,338	5,162	871	4,063	66	3,860	116
Five or more units	1,088	1,093	183	1,043	—	808	—
Commercial real estate	6,769	6,769	3,400	4,547	25	4,268	57
Church	15,766	15,667	3,127	15,058	139	14,712	320
Commercial:
Sports	4,000	3,698	925	3,698	—	3,728	—
Other	285	285	285	287	—	247	—
Consumer:
Loan on savings	—	—	—	889	—	1,479	—

Total	$63,816	$60,634	$8,791	$60,539	$311	$59,777	$659

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2011:

	As of December 31, 2011			Year Ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
With no related allowance recorded:
One to four units	$6,904	$4,636	$—	$5,329	$79
Five or more units	2,946	2,871	—	2,405	89
Commercial real estate	9,105	5,449	—	9,724	386
Church	24,680	20,560	—	20,757	740
Commercial:
Sports	4,000	—	—	2,566	—
Other	285	—	—	243	10
Consumer:
Loan on savings	—	—	—	796	—
With an allowance recorded:
One to four units	8,610	8,610	1,678	5,507	407
Five or more units	966	966	161	794	64
Commercial real estate	1,947	1,947	255	1,963	97
Church	10,934	10,934	1,683	9,391	705
Construction	302	302	97	314	23
Commercial:
Other	70	70	70	54	6

Total	$70,749	$56,345	$3,944	$59,843	$2,606

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the six months ended June 30, 2012 had loans performed in accordance with their original terms was $2.3 million.

The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Loans receivable, held for sale:
Five or more units	$2,419	$2,496
Commercial real estate	333	338
Church	2,455	2,778
Loans receivable, net:
One to four units	8,707	7,974
Five or more units	1,902	3,450
Commercial real estate	5,804	5,449
Church	22,758	21,891
Construction	292	302
Consumer:
Other	70	70

Total non-accrual loans	$44,740	$44,748

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2012 or December 31, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of June 30, 2012 and December 31, 2011 by class of loans:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$—	$—	$2,419	$2,419	$3,870
Commercial real estate	—	—	333	333	1,366
Church	—	—	2,455	2,455	2,759
Loans receivable, net:
One to four units	3,259	—	8,707	11,966	61,868
Five or more units	—	498	1,902	2,400	95,926
Commercial real estate	2,219	833	5,804	8,856	38,508
Church	809	382	22,758	23,949	62,557
Construction	—	—	292	292	746
Commercial:
Sports	—	—	—	—	1,731
Other	—	—	—	—	4,164
Consumer:
Loan on savings	—	—	—	—	—
Other	—	—	70	70	61

Total	$6,287	$1,713	$44,740	$52,740	$273,556

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$—	$—	$2,496	$2,496	$3,899
Commercial real estate	—	—	338	338	1,374
Church	—	—	2,778	2,778	2,772
Loans receivable, net:
One to four units	921	2,464	7,974	11,359	65,323
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,247	525	5,449	8,221	46,038
Church	2,647	1,440	21,891	25,978	63,121
Construction	—	264	302	566	3,224
Commercial:
Sports	—	—	—	—	1,996
Other	125	—	—	125	4,775
Consumer:
Loan on savings	—	—	—	—	821
Other	—	—	70	70	38

Total	$7,264	$4,756	$44,748	$56,768	$296,705

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

Troubled Debt Restructurings

The Company has allocated $2.9 million and $2.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of June 30, 2012 and December 31, 2011. At June 30, 2012, loans classified as a troubled debt restructuring totaled $40.4 million, of which $22.3 million were included in non-accrual loans and $18.1 million were on accrual status. At December 31, 2011, loans classified as a TDR totaled $37.1 million, of which $19.4 million were included in non-accrual loans and $17.7 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of June 30, 2012 and December 31, 2011, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 year to 7 years. Modifications involving an extension of the maturity date were for 2 year and 7 year periods.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012:

	Three Months Ended June 30,2012			Six Months Ended June 30,2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One to four units	1	$36	$36	1	$36	$36
Commercial real estate	1	505	511	2	734	740
Church	5	2,386	2,391	8	3,399	3,404

Total	7	$2,927	$2,938	11	$4,169	$4,180

The troubled debt restructurings described above increased the allowance for loan losses by $144 thousand and $231 thousand for the three and six months ended June 30, 2012 and resulted in charge offs of $100 thousand during the three and six months ended June 30, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Church	4	$3,691	5	$3,791

Total	4	$3,691	5	$3,791

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $1.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$60,832	$2,140	$10,711	$151	$—
Five or more units	87,119	5,715	5,348	144	—
Commercial real estate	32,342	2,766	12,189	67	—
Church	36,937	15,406	33,912	251	—
Construction	482	264	292	—	—
Commercial:
Sports	—	1,731	—	—	—
Other	2,011	2,055	98	—	—
Consumer:
Other	61	—	70	—	—

Total	$219,784	$30,077	$62,620	$613	$—

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$63,483	$3,044	$9,846	$309	$—
Five or more units	95,621	7,450	4,939	151	—
Commercial real estate	36,098	6,721	11,364	76	—
Church	37,532	13,100	37,873	594	—
Construction	500	2,988	302	—	—
Commercial:
Sports	—	1,996	—	—	—
Other	2,363	2,369	168	—	—
Consumer:
Loan on savings	821	—	—	—	—
Other	108	—	—	—	—

Total	$236,526	$37,668	$64,492	$1,130	$—

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.01% at June 30, 2012. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. Under the cease and desist order applicable to the Company discussed in Note 10, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s assets, including the stock of the Bank. The full amount of this borrowing became due and payable on July 31, 2010. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has informed the Company that it does not intend to extend the forbearance agreement. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement.

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock. The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions. The Exchange is expected to close contemporaneously with the closing of the private placement and the other exchange transactions. In addition, the Company has entered into a written agreement with the holder of its Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock at a discount of 50% of the liquidation amount. This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions. The Company is in discussions with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. The Company has also proposed to the line of credit lender that it exchange a portion of the line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; to forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and to enter into a modified credit agreement for the remainder of the facility that would be outstanding after the exchange.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million, or $3.5 million if approved by the U.S. Department of the Treasury, or more in gross proceeds. The Company anticipates that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.1 million new shares of the Company’s common stock, which would constitute approximately 91% of the pro forma outstanding shares of the Company’s common stock. The 17.1 million new shares of common stock exceed the Company’s current unissued and authorized shares. The Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such authorized shares in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, decrease nonperforming assets and implement strategies to increase earnings, such as the sale of the Bank’s headquarters building in the second quarter of 2012. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. For further information relating to the cash position and requirements of the Company, see Note 12 – Going Concern.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$—	$15,705	$—	$15,705

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$—	$17,910	$—	$17,910
Securities available-for-sale – U.S. government and federal agency	—	1,069	—	1,069

There were no transfers between Level 1and Level 2 during the first six months of 2012 and 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

Assets Measured on a Non-Recurring Basis

The following table provides information regarding our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Principal Amount	Valuation Allowance	Principal Amount	Valuation Allowance
	June 30, 2012		December 31, 2011
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale (1):
Five or more units	$2,419	$337	$2,496	$382
Commercial real estate	333	—	338	—
Church	2,456	—	2,778	—
Impaired loans carried at fair value of collateral (2):
One to four units	4,566	369	6,697	496
Five or more units	1,006	144	1,025	151
Commercial real estate	3,490	—	2,869	—
Church	13,366	251	13,706	553
Construction	292	87	302	97
Other	70	70	70	70
Real estate owned:
One to four units	315	—	759	41
Commercial real estate	234	—	3,374	248
Church	3,491	510	2,913	58

(1)	Includes $2.3 million and $2.7 million of loans held for sale that were carried at cost at June 30, 2012 and December 31, 2011 as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(2)	Includes $20.3 million and $18.6 million of loans that were carried at cost at June 30, 2012 and December 31, 2011 as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.

Collateral-dependent impaired loans and non-performing loans held for sale are measured for impairment using the fair value of the collateral. To determine the fair value of collateral, the Company primarily relies on third party appraisals, which is generally obtained every six to nine months. For one-to-four family residential loans, appraised values are based on comparative sales approach. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At June 30, 2012, these adjustments ranged from an upward adjustment of 11% to a discount of 30%. For five or more units residential, commercial real estate and church loans, appraisers may use a single valuation approach or a combination of approaches such as comparative sales, cost or income approach. At June 30, 2012, adjustments made on five or more units residential, commercial real estate and church loans valued using the comparable sales approach ranged from an upward adjustment of 11% to a discount of 45%. A significant unobservable input in the income approach is the estimated income capitalization rate. At June 30, 2012, capitalization rates of 6.50% and 12% were utilized to determine the fair value of the underlying collateral of two commercial real estate loans and a capitalization rate of 7% was utilized to determine the fair value of the underlying collateral of a church loan. The Company’s calculation of net realizable value considers any liens in place on the underlying collateral.

Real estate owned is measured at fair value less estimated costs to sell, The fair value of REO is determined using a third party appraisal and is based on comparative sales, cost or income approach, or a combination of these approaches. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At June 30, 2012, these adjustments ranged from an upward adjustment of 34% to a discount of 37%. A significant unobservable input in the income approach is the estimated income capitalization rate. At June 30, 2012, capitalization rates of 8% and 11.50% were utilized to determine the fair value of the underlying collateral of two church loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$(188)	$35	$(187)	$35
Impaired loans carried at fair value of collateral (2)	174	(2,948)	(916)	(5,060)
Real estate owned (3)	(331)	(702)	(312)	(782)

Total	$(345)	$(3,615)	$(1,415)	$(5,807)

(1)	Gains (losses) are charged to provision for losses on loans receivable held-for-sale.
(2)	Gains (losses) are charged against the allowance for loan losses.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Gains (losses) subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$46,136	$46,136	$—	$—	$46,136
Securities available-for-sale	15,705	—	15,705	—	15,705
Loans receivable held for sale, net	12,574	—	—	12,574	12,574
Loans receivable, net	295,363	—	—	295,128	295,128
Federal Home Loan Bank stock	3,901	—	—	N/A	N/A
Accrued interest receivable	1,476	—	56	1,420	1,476
Financial Liabilities:
Deposits	$(270,047)	$—	$(267,535)	$—	$(267,535)
Federal Home Loan Bank advances	(83,000)	—	(88,668)	—	(88,668)
Junior subordinated debentures	(6,000)	—	—	(5,463)	(5,463)
Other borrowings	(5,000)	—	—	(4,554)	(4,554)
Accrued interest payable	(1,664)	—	(182)	(1,482)	(1,664)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$31,597	$31,597
Securities available-for-sale	18,979	18,979
Loans receivable held for sale, net	12,983	12,983
Loans receivable, net	322,770	323,090
Federal Home Loan Bank stock	4,089	N/A
Accrued interest receivable	1,698	1,698
Financial Liabilities:
Deposits	$(294,686)	$(294,313)
Federal Home Loan Bank advances	(83,000)	(88,911)
Junior subordinated debentures	(6,000)	(5,319)
Other borrowings	(5,000)	(4,434)
Advance payments by borrowers for taxes and insurance	(813)	(813)
Accrued interest payable	(1,302)	(1,302)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

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

June 30, 2012

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

There were no options granted during the six months ended June 30, 2012 and 2011. The Company recorded $40 thousand of stock-based compensation expense, net of tax, during the first half of 2012 compared to $45 thousand for the first half of 2011.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

The Bank met the minimum capital requirements at June 30, 2012 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, as well as the higher capital standards under the cease and desist orders, however it cannot be considered well capitalized while under the cease and desist order. The Bank did not meet the minimum capital requirements under the cease and desist order at December 31, 2011.

Actual and normally required capital amounts and ratios at June 30, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2012:
Tangible Capital to adjusted total assets	$33,478	8.57%	$5,858	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,478	8.57%	$15,621	4.00%	$19,527	5.00%	$31,243	8.00%
Tier 1(Core) Capital to risk weighted assets	$33,478	12.02%	N/A	N/A	$16,705	6.00%	N/A	N/A
Total Capital to risk weighted assets	$37,136	13.34%	$22,273	8.00%	$27,842	10.00%	$33,410	12.00%

December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a full valuation allowance against the deferred tax assets at June 30, 2012 was necessary; accordingly, the Company increased its valuation allowance to $8.0 million as of June 30, 2012, resulting in $0 net deferred tax asset. The Company had recorded a valuation allowance of $8.2 million and net deferred tax assets of $850 thousand as of December 31, 2011. The decrease in net deferred tax assets from $850 thousand at December 31, 2011 to $0 at June 30, 2012 was due to the sale of the headquarters building and the Company’s inability to project future taxable income to be able to utilize its deferred tax assets.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2012

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

Due to the regulatory cease and desist order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

Total assets decreased during the first six months of 2012 primarily due to a decrease in our loan portfolio, as loan repayments, foreclosures and charge-offs exceeded loan originations during the period. The decrease in our loan portfolio consisted of a $9.8 million decrease in our five or more units residential real estate loan portfolio, a $6.9 million decrease in our commercial real estate loan portfolio, a $2.8 million decrease in our one-to-four family residential real estate loan portfolio, a $2.6 million decrease in our church loan portfolio, a $2.8 million decrease in our construction loan portfolio, a $1.0 million decrease in our commercial loan portfolio, and a $798 thousand decrease in our consumer loan portfolio.

Total deposits decreased during the first six months of 2012, while FHLB borrowings, subordinated debentures and other borrowings remained unchanged.

Our net earnings for the three and six months ended June 30, 2012 were $1.7 million and $1.9 million, respectively, compared to net losses of ($1.7) million and ($1.9) million, respectively, for the same periods a year ago, representing an increase in net earnings of $3.4 million and $3.7 million, respectively. The increase from a net loss to net earnings was primarily due to a $2.5 million gain on the sale of our headquarters building, lower provision for loan losses, lower provision for losses on REO, and lower non-interest expense for the three and six months ended June 30, 2012.

Results of Operations

Net Interest Income

For the second quarter of 2012, our net interest income before provision for loan losses was $3.5 million, which represented a decrease of $938 thousand, or 21%, from the second quarter of 2011. The decrease in net interest income was primarily attributable to a decrease in average interest-earning assets, combined with a decrease in net interest margin.

Average interest-earning assets for the second quarter of 2012 decreased $64.4 million to $395.3 million from $459.7 million for the second quarter of 2011, which resulted in a $1.1 million reduction in interest income. The decline in average interest-earning assets, primarily loans receivable, reflects our strategy throughout 2011 and 2012 to maintain our capital ratios above the required regulatory thresholds, in part by shrinking total assets. Additionally, the annualized yield on our average interest-earning assets decreased 39 basis points to 5.25% for the second quarter of 2012, compared to the annualized yield of 5.64% for the same period a year ago. The 39 basis point decline in the annualized yield on our average interest-earning assets resulted in a decrease of $159 thousand in interest income. Continued higher levels of non-performing loans contributed to the decline in the annualized yield on our interest-earning assets.

Average interest-bearing liabilities for the second quarter of 2012 decreased $52.6 million to $376.7 million from $429.3 million for the second quarter of 2011. The decrease in average interest-bearing liabilities resulted in a $209 thousand reduction in interest expense. The annualized cost of our average interest-bearing liabilities decreased 11 basis points to 1.80% for the second quarter of 2012 from 1.91% for the same period a year ago, and resulted in a decrease of $144 thousand in interest expense.

For the six months ended June 30, 2012, net interest income before provision for loan losses totaled $7.2 million, down $1.6 million, or 18%, from $8.8 million of net interest income before provision for loan losses for the same period a year ago. The $1.6 million decrease in net interest income primarily resulted from a $71.2 million decrease in average interest-earning assets and a 14 basis point decrease in net interest margin.

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

The provision for loan losses for the second quarter of 2012 totaled $102 thousand, compared to $3.4 million for the same period a year ago. The provision for loan losses decreased as a result of our loan portfolio shrinking by $14.0 million during the second quarter of 2012 and lower charge-offs. During the second quarter, we increased the general valuation allowance on our church loan portfolio to reflect continued elevated delinquencies and lower valuations on collateral dependent church loans.

For the six months ended June 30, 2012, the provision for loan losses totaled $1.1 million compared to $4.7 million of provisions for the same period a year-ago. The decrease in loan loss provision was primarily due to a $26.7 million decrease in our loan portfolio and a $2.1 million lower charge-offs.

At June 30, 2012 our allowance for loan losses was $17.9 million, or 5.70% of our gross loans receivable, compared to $17.3 million, or 5.09% of our gross loans, at year-end 2011. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, increased to 45.17% at June 30, 2012, compared to 44.20% at year-end 2011. As of June 30, 2012, 67% of our NPLs had been written down to their adjusted fair value less estimated selling costs, by establishing specific reserves or charged-off as necessary.

Loan charge-offs during the first six months of 2012 were $800 thousand, or 0.47% of average loans, compared to $2.9 million, or 1.38% of average loans, during the first six months of 2011. Most of the $800 thousand of charge-offs were not reserved for at year-end 2011 and were primarily related to loans that became impaired during the first six months of 2012 and with respect to which recent valuations of the underlying collateral reflected impairment losses. Charge-offs in church loans totaled $387 thousand and represented 49% of charge-offs during 2012. Charge-offs in one-to-four family residential real estate loans totaled $355 thousand and represented 44% of charge-offs during 2012. Charge-offs in commercial real estate loans totaled $58 thousand and represented 7% of charge-offs during 2012.

Impaired loans at June 30, 2012 were $57.2 million, compared to $56.3 million at December 31, 2011. Specific reserves for impaired loans were $3.8 million, or 6.67% of the aggregate impaired loan amount at June 30, 2012, compared to $3.9 million, or 7.00%, at December 31, 2011. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 5.49% at June 30, 2012, compared to 4.71% at December 31, 2011.

We performed an impairment analysis for all non-performing and restructured loans, and established specific loss allocations for impaired loans of $3.8 million at June 30, 2012. Of the $3.8 million specific loss allocations at June 30, 2012, $920 thousand were related to $2.5 million of loans that are non-performing and with respect to which the recent valuation of the underlying collateral reflected a decrease in values. Additionally, we recorded $2.9 million of specific loss allocations for impairment related to $18.0 million of accruing loans that were modified in troubled debt restructurings. On $16.4 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific loss allocation. The remaining $20.3 million of impaired loans had been written down to fair value after charge-offs of $12.9 million.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2012, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations. The provisions for loan losses and corresponding allowance for loan losses in these financial statements contained in Part 1, Item 1 of this Form 10-Q reflect judgments by the OCC made during its supervisory examination of our Bank completed in July 2012.

Non-interest Income

Non-interest income for the second quarter of 2012 totaled $2.7 million compared to $199 thousand for the second quarter of 2011. The $2.5 million increase from the second quarter of 2011 was primarily due to a $2.5 million gain on the sale of our headquarters building. During the quarter, non interest income also benefited from a $50 thousand gain on a sale of securities and lower net losses on sales of REOs, which were partially offset by lower service charges for loan-related fees and retail banking fees.

For the six months ended June 30, 2012, non-interest income totaled $3.1 million compared to $380 thousand for the same period a year ago. The increase primarily reflects the gain on the sale of our headquarters building and higher net gains on sales of REO, which were partially offset by lower service charges and higher losses on mortgage banking activities for the first six months of 2012.

Non-interest Expense

Non-interest expense for the second quarter of 2012 totaled $3.6 million, compared to $4.1 million for the second quarter of 2011. Lower non-interest expense in the second quarter of 2012 was primarily due to lower provision for losses on REO, lower professional services expense and lower FDIC insurance expense resulting from asset shrinkage.

For the six months ended June 30, 2012, non-interest expense totaled $6.6 million compared to $7.6 million for the same period a year ago. The decrease in non-interest expense during the first half of 2012 primarily reflected lower provision for losses on REO, lower FDIC insurance expense, and lower compensation and benefits expense, occupancy expense and professional services expense, which were partially offset by higher provision for losses on loans held for sale.

Income Taxes

The Company’s effective income tax rate was 31.27% and 31.39 % for the three and six months ended June 30, 2012 compared to 41.11% and 41.03% for the three and six months ended June 30, 2011. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets.

Financial Condition

Total Assets

Total assets were $390.9 million at June 30, 2012, which represented a decrease of $22.8 million, or 6%, from December 31, 2011. During the first six months of 2012, net loans decreased by $27.4 million, loans held for sale decreased by $409 thousand, securities decreased by $3.3 million, REO decreased by $3.2 million, office properties and equipment decreased by $1.9 million and deferred tax assets decreased by $850 thousand, while cash and cash equivalents increased by $14.5 million.

Loan Portfolio

Our gross loan portfolio decreased by $26.7 million to $313.1 million at June 30, 2012 from $339.8 million at December 31, 2011, as loan repayments, foreclosures and charge-offs exceeded loan originations during the first six months of 2012. The decrease in our loan portfolio primarily consisted of a $9.8 million decrease in our five or more units residential real estate loan portfolio, a $6.9 million decrease in our commercial real estate loan portfolio, a $2.8 million decrease in our one-to-four family residential real estate loan portfolio, a $2.6 million decrease in our church loan portfolio, a $2.8 million decrease in our construction loan portfolio, a $1.0 million decrease in our commercial loan portfolio, and a $798 thousand decrease in our consumer loan portfolio.

Loan originations for the first six months of 2012 totaled $11.3 million, compared to $2.3 million for the first six months of 2011. Loan repayments for the first six months of 2012 totaled $34.7 million, compared to $12.8 million for the comparable period in 2011. The increase in loan repayments was primarily attributable to a higher level of refinancings by borrowers who could take advantage of historically low interest rates and new financing opportunities in the stabilized commercial and single family markets. Loans transferred to REO during the first six months of 2012 totaled $2.7 million, compared to $6.4 million during the first six months of 2011. There were no loans transferred to loans held for sale during the first six months of 2012, compared to $1.1 million of loans transferred to loans held for sale during the first six months of 2011.

Loans held for sale decreased from $13.0 million at December 31, 2011 to $12.6 million at June 30, 2012. The $409 thousand decrease during the first six months of 2012 was primarily due to loan repayments and charge-offs.

Deposits

Deposits totaled $270.0 million at June 30, 2012, down $24.6 million, or 8%, from year-end 2011. During the first six months of 2012, core deposits (NOW, demand, money market and passbook accounts) decreased by $2.8 million and represented 35% and 33% of total deposits at June 30, 2012 and December 31, 2011, respectively. Our certificates of deposit (“CDs”) decreased by $21.8 million during the first six months of 2012 and represented 65% and 67% of total deposits at June 30, 2012 and December 31, 2011, respectively. Brokered deposits represented 1% and 3% of total deposits at June 30, 2012 and December 31, 2011, respectively.

Borrowings

Since year-end 2011, FHLB borrowings, subordinated debentures and other borrowings remained unchanged at $83.0 million, $6.0 million, and $5.0 million, respectively. FHLB advances were 21% and 20% of total assets at June 30, 2012 and December 31, 2011, respectively. During the second quarter of 2012, $13.5 million of FHLB advances were restructured which resulted in a decrease of the weighted average cost of advances from 3.09% at December 31, 2011 to 2.56% at June 30, 2012. See Liquidity for further information on subordinated debentures and other borrowings.

Non-Performing Assets

Non-performing assets (“NPAs”) include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at June 30, 2012 were $48.3 million, or 12.35% of total assets, compared to $51.4 million, or 12.43% of total assets, at December 31, 2011. At June 30, 2012, non-accrual loans were $44.7 million compared to $44.7 million at December 31, 2011. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status.

The non-accrual loans at June 30, 2012 included 34 church loans totaling $25.2 million, 22 one-to-four family residential real estate loans totaling $8.7 million, 14 commercial real estate loans totaling $6.1 million, 9 five or more units residential real estate loans totaling $4.3 million, a land loan for $292 thousand, and a consumer loan for $70 thousand.

During the first six months of 2012, REO decreased by $3.2 million to $3.5 million at June 30, 2012, from $6.7 million at the end of 2011. At June 30, 2012, the Bank’s REO consisted of two one-to-four family residential properties, and eight commercial real estate properties, seven of which are church buildings. As part of our efforts to reduce non-performing assets, we sold seven REO properties for total proceeds of $5.9 million, and recorded a corresponding net gain of $395 thousand, during the first six months of 2012.

Performance Ratios

The annualized returns on average equity for the three and six months ended June 30, 2012 were 36.54% and 19.97%, compared to annualized loss on average equity of (21.41%) and (11.32%) for the three and six months ended June 30, 2011. The annualized returns on average assets for the three and six months ended June 30, 2012 were 1.69% and 0.91%, compared to annualized loss on average assets of (1.48%) and (0.78%) for the three and six months ended June 30, 2011. The efficiency ratios for the three and six months ended June 30, 2012 was 50.27% and 58.76%, compared to 73.68% and 74.40% for the three and six months ended June 30, 2011. The improvement in these ratios was primarily due to the gain on the sale of our headquarters building.

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

Net cash inflows from operating activities totaled $2.0 million and $2.7 thousand during the first six months of 2012 and 2011, respectively. Net cash inflows from operating activities for the first half of 2012 were primarily attributable to interest payments received on loans and securities.

Net cash inflows from investing activities totaled $37.2 million and $28.8 million during the first six months of 2012 and 2011, respectively. Net cash inflows from investing activities for the first half of 2012 were attributable primarily to principal repayments on loans and securities, proceeds from the sale of the headquarters building and proceeds from sales of REOs.

Net cash outflows from financing activities totaled $24.7 million and $35.6 million during the first six months of 2012 and 2011, respectively. Net cash outflows from financing activities for the first half of 2012 were attributable primarily to the net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to other financial institutions. Conversely, when the Bank has fewer funds than required, the Bank may borrow funds from the FHLB. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of June 30, 2012, to borrow an additional $17.0 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in securities available-for-sale that are not pledged. The Bank’s liquid assets at June 30, 2012 consisted of $46.1 million in cash and cash equivalents and $14.1 million in securities available-for-sale that are not pledged, compared to $31.6 million in cash and cash equivalents and $17.4 million in securities available-for-sale that are not pledged at December 31, 2011.

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

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets, including the stock of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has informed the Company that it does not intend to extend the forbearance agreement. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement.

Due to the current regulatory cease and desist order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in Note 12 “Going Concern” of the Notes to Consolidated Financial Statements.

Capital Resources

On November 14, 2008, the Company issued 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 183,175 shares of Company common stock at $7.37 per share which was subsequently cancelled, to the U.S. Treasury Department for gross proceeds of $9.0 million. The sale of the Series D Preferred Stock was made pursuant to the U.S. Treasury Department’s TARP Capital Purchase Program.

On December 8, 2009, the Company issued 6,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, to the U.S. Treasury Department for gross proceeds of $6.0 million. The sale of the Series E Preferred Stock was made pursuant to the U.S. Treasury Department’s TARP Capital Purchase Program.

We are pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, we have entered into written agreements with:

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

The conditions to each of the above proposed exchanges include, or are expected to include, requirements that the holders of each series of our outstanding preferred stock concurrently exchange their preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of new shares of common stock as discussed above, although we intend to seek approval from the U.S. Treasury to reduce the minimum amount of common equity we raise to $3.5 million or more. Based on the agreements that we have executed, we anticipate that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.1 million new shares of the Company’s common stock, which would constitute approximately 91% of the pro forma outstanding shares of the Company’s common stock. The 17.1 million new shares of common stock exceed the Company’s current unissued and authorized shares. We plan to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such shares in the recapitalization.

In addition, we completed the sale of our Bank’s headquarters building during this quarter and are working to decrease NPAs through proactive management and loan sales as part of our efforts to raise capital and increase earnings.

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

The Bank was in compliance with all capital requirements in effect at June 30, 2012, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank met the minimum capital requirements under the cease and desist order at June 30, 2012. However, it did not meet the minimum capital requirements under the cease and desist order at March 31, 2012 and December 31, 2011. Actual and normally required capital amounts and ratios at June 30, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
June 30, 2012:
Tangible Capital to adjusted total assets	$33,478	8.57%	$5,858	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,478	8.57%	$15,621	4.00%	$19,527	5.00%	$31,243	8.00%
Tier 1(Core) Capital to risk weighted assets	$33,478	12.02%	N/A	N/A	$16,705	6.00%	N/A	N/A
Total Capital to risk weighted assets	$37,136	13.34%	$22,273	8.00%	$27,842	10.00%	$33,410	12.00%
December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2012. Based on that evaluation and due to the material weaknesses identified below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

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

Except as described above, there has been no change in our internal control over financial reporting in our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of June 30, 2012.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

	Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32 –	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2012	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: October 1, 2012	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer