Form 10-Q/A
period 2012-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2012-10-31
CIK 1001171

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,859,951 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of September 6, 2012.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on October 1, 2012 (the “Form 10-Q”), is to furnish the Interactive Data Files as Exhibit 101 to the Form 10-Q in accordance with Rule 405 and Rule 406T of Regulation S-T and to correct a clerical error that appeared on the cover page of the original filing. On the cover page, the number of shares outstanding of the issuer’s common stock was changed from 1,744,565 to 1,859,951.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	EXHIBITS

	Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS †	XBRL Instance Document

	101.SCH †	XBRL Taxonomy Extension Schema Document

	101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF †	XBRL Taxonomy Extension Definitions Linkbase Document

	101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on October 1, 2012.
**	Previously furnished as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on October 1, 2012.
†	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2012	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: October 31, 2012	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer