Form 10-Q
period 2012-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2012-11-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,859,951 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of October 31, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
	(Dollars in thousands, except per share amounts)
Assets
Cash	$15,805	$12,127
Federal funds sold	40,740	19,470

Cash and cash equivalents	56,545	31,597
Securities available-for-sale, at fair value	14,584	18,979
Loans receivable held for sale, net	11,215	12,983
Loans receivable, net of allowance of $16,984 and $17,299	282,292	322,770
Accrued interest receivable	1,395	1,698
Federal Home Loan Bank (FHLB) stock, at cost	3,901	4,089
Office properties and equipment, net	2,672	4,626
Real estate owned	2,292	6,699
Bank owned life insurance	2,669	2,609
Investment in affordable housing limited partnership	1,549	1,675
Deferred tax assets	0	850
Other assets	5,166	5,162

Total assets	$384,280	$413,737

Liabilities
Deposits	$262,808	$294,686
Federal Home Loan Bank advances	83,000	83,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Advance payments by borrowers for taxes and insurance	1,085	813
Other liabilities	7,347	5,962

Total liabilities	365,240	395,461

Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at September 30, 2012 and December 31, 2011; liquidation preference of $10,069 at September 30, 2012 and $9,731 at December 31, 2011	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at September 30, 2012 and December 31, 2011; liquidation preference of $6,713 at September 30, 2012 and $6,488 at December 31, 2011	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at September 30, 2012 and December 31, 2011; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at September 30, 2012 and December 31, 2011	3,657	3,657
Preferred stock discount	(698)	(994)
Common stock, $.01 par value, authorized 8,000,000 shares at September 30, 2012 and December 31, 2011; issued 2,013,942 shares at September 30, 2012 and December 31, 2011; outstanding 1,859,951 shares at September 30, 2012 and 1,744,565 shares at December 31, 2011	20	20
Additional paid-in capital	9,559	10,824
Accumulated deficit	(6,915)	(7,295)
Accumulated other comprehensive income, net of taxes of $400 at September 30, 2012 and December 31, 2011	449	571
Treasury stock-at cost, 153,991 shares at September 30, 2012 and 269,377 shares at December 31, 2011	(1,969)	(3,444)

Total shareholders’ equity	19,040	18,276

Total liabilities and shareholders’ equity	$384,280	$413,737

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and fees on loans receivable	$4,595	$6,062	$14,955	$18,730
Interest on mortgage backed and other securities	109	176	392	539
Other interest income	19	9	55	28

Total interest income	4,723	6,247	15,402	19,297

Interest on deposits	707	1,056	2,562	3,492
Interest on borrowings	789	859	2,437	2,699

Total interest expense	1,496	1,915	4,999	6,191

Net interest income before provision for loan losses	3,227	4,332	10,403	13,106
Provision for loan losses	129	3,814	1,190	8,488

Net interest income after provision for loan losses	3,098	518	9,213	4,618

Non-interest income:
Service charges	146	176	442	533
Net losses on mortgage banking activities	(6)	(21)	(168)	15
Net losses on sale of loans	(280)	(59)	(280)	(88)
Net gains (losses) on sales of REO	(107)	(7)	288	(56)
Gain on sale of office properties and equipment	0	0	2,523	0
Gain on sale of securities	0	0	50	0
Other	30	25	75	90

Total non-interest income	(217)	114	2,930	494

Non-interest expense:
Compensation and benefits	1,534	1,618	4,661	4,982
Occupancy expense, net	358	330	942	1,018
Information services	212	200	664	647
Professional services	246	284	530	744
Provision for losses on loans held-for-sale	(267)	702	(81)	728
Provision for losses on REO	427	1,251	739	2,033
FDIC insurance	229	144	662	781
Office services and supplies	113	135	330	417
Other	640	447	1,609	1,380

Total non-interest expense	3,492	5,111	10,056	12,730

Earnings (loss) before income taxes	(611)	(4,479)	2,087	(7,618)
Income tax expense	2	3,055	849	1,767

Net earnings (loss)	$(613)	$(7,534)	$1,238	$(9,385)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$7	$(11)	$(72)	$60
Reclassification of net gains included in net earnings	0	0	(50)	0
Income tax effect	0	(2)	0	(30)

Other comprehensive income (loss), net of tax	7	(13)	(122)	30

Comprehensive earnings (loss)	$(606)	$(7,547)	$1,116	$(9,355)

Net earnings (loss)	$(613)	$(7,534)	$1,238	$(9,385)
Dividends and discount accretion on preferred stock	(287)	(264)	(858)	(830)

Earnings (loss) available to common shareholders	$(900)	$(7,798)	$380	$(10,215)

Earnings (loss) per common share-basic	$(0.48)	$(4.47)	$0.21	$(5.86)

Earnings (loss) per common share-diluted	$(0.48)	$(4.47)	$0.21	$(5.86)

Dividends declared per share-common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$1,238	$(9,385)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,190	8,488
(Recapture of) provision for losses on loans receivable held-for-sale	(81)	728
Provision for losses on REO	739	2,033
Depreciation	249	306
Net amortization of deferred loan origination costs	115	3
Net amortization of premiums on mortgage-backed securities	44	78
Amortization of investment in affordable housing limited partnership	126	0
Stock-based compensation expense	60	66
Earnings on bank owned life insurance	(60)	(66)
Gain on sale of office properties and equipment	(2,523)	0
Gain on sale of securities	(50)	0
Net (gains) losses on sales of REO	(288)	56
Net losses on sales of loans	280	88
Proceeds from sales and principal repayments of loans receivable held-for-sale	1,852	15,661
Net change in:
Accrued interest receivable	303	457
Deferred tax assets	850	2,466
Other assets	(4)	(1,388)
Other liabilities	1,173	1,377

Net cash provided by operating activities	5,213	20,968

Cash flows from investing activities:
Net change in loans receivable	35,096	24,413
Available-for-sale securities:
Sales, maturities, prepayments and calls	4,279	1,898
Held-to-maturity securities:
Maturities, prepayments and calls	0	1,733
Proceeds from sales of REO	7,750	3,712
Investment in affordable housing limited partnership	(350)	(417)
Net redemption of Federal Home Loan Bank stock	188	0
Proceeds from sale of office properties and equipment	4,237	0
Additions to office properties and equipment	(9)	(33)

Net cash provided by investing activities	51,191	31,306

Cash flows from financing activities:
Net change in deposits	(31,878)	(53,595)
Proceeds from FHLB advances	17,000	7,000
Repayments on FHLB advances	(17,000)	(7,000)
Reissuance of treasury stock	150	6
Net change in advance payments by borrowers for taxes and insurance	272	312

Net cash used in financing activities	(31,456)	(53,277)

Net change in cash and cash equivalents	24,948	(1,003)
Cash and cash equivalents at beginning of period	31,597	21,978

Cash and cash equivalents at end of period	$56,545	$20,975

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,464	$5,661

Cash paid for income taxes	$0	$980

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable to REO	$3,461	$7,691

Transfers of loans receivable held-for-sale to REO	$333	$266

Transfers of loans receivable from loans receivable, net to loans receivable held for sale	$616	$2,544

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Amended Form 10-K/A for the year ended December 31, 2011 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

September 30, 2012

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

The following table shows how the Company computed basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share)
Basic
Net earnings (loss)	$(613)	$(7,534)	$1,238	$(9,385)
Less: Preferred stock dividends and accretion	(287)	(264)	(858)	(830)

Earnings (loss) available to common shareholders	$(900)	$(7,798)	$380	$(10,215)

Weighted average common shares outstanding	1,858,697	1,744,565	1,782,887	1,744,251

Basic earnings (loss) per common share	$(0.48)	$(4.47)	$0.21	$(5.86)

Diluted
Net earnings (loss)	$(613)	$(7,534)	$1,238	$(9,385)
Less: Preferred stock dividends and accretion	(287)	(264)	(858)	(830)

Earnings (loss) available to common shareholders	$(900)	$(7,798)	$380	$(10,215)

Weighted average common shares outstanding	1,858,697	1,744,565	1,782,887	1,744,251
Add: dilutive effects of assumed exercises of stock options	N/A	N/A	N/A	N/A

Average shares and dilutive potential common shares	1,858,697	1,744,565	1,782,887	1,744,251
Diluted earnings (loss) per common share	$(0.48)	$(4.47)	$0.21	$(5.86)

Stock options for 227,075 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 because they were anti-dilutive.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012:
Residential mortgage-backed	$13,735	$849	$0	$14,584

Total available-for-sale securities	$13,735	$849	$0	$14,584

December 31, 2011:
Residential mortgage-backed	$17,008	$902	$0	$17,910
U.S. Government and federal agency	1,000	69	0	1,069

Total available-for-sale securities	$18,008	$971	$0	$18,979

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

At September 30, 2012, the Bank’s investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 4.6 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities pledged had a carrying amount of $1.6 million and $1.5 million, respectively, at September 30, 2012 and December 31, 2011, and were pledged to secure public deposits. At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. During the nine months ended September 30, 2012, $1.0 million of U.S federal agency bonds were sold and the Company recognized a gain of $50 thousand. There were no sales of securities during the nine months ended September 30, 2011.

There were no securities with unrealized losses at September 30, 2012 and December 31, 2011. We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE (5) – Loans Receivable Held-for-Sale, Net

Loans receivable held-for-sale at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Five or more units residential	$5,856	$6,395
Commercial real estate	1,362	1,712
Church	4,318	5,550
Valuation allowance for unrealized losses	(321)	(674)

Loans receivable, held for sale, net	$11,215	$12,983

Non-performing loans receivable held for sale (1)	$3,568	$5,612
Valuation allowance	0	(382)

Non-performing loans receivable held for sale, net	$3,568	$5,230

Performing loans receivable held for sale (2)	$7,968	$8,045
Valuation allowance	(321)	(292)

Performing loans receivable held for sale, net	$7,647	$7,753

(1)	Net of charge-offs of $719 thousand and $953 thousand at September 30, 2012 and December 31, 2011.
(2)	Includes $5.5 million and $5.6 million of loans that were carried at cost at September 30, 2012 and December 31, 2011.

Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs. During the nine months ended September 30, 2012, two non-performing loans, which had a total carrying amount of $616 thousand and were secured by commercial real estate, were transferred to held-for-sale.

Certain delinquent and non-performing loans, primarily commercial real estate and church loans, totaling $1.8 million were sold during the three months and nine months ended September 30, 2012. Net loss on sales of non-performing loans totaled $280 thousand for the three and nine months ended September 30, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

During the nine months ended September 30, 2012, two loans receivable held-for-sale were transferred to REO. The loans were secured by commercial real estate properties, which had a total carrying amount of $333 thousand, net of charge-offs of $327 thousand. A loan receivable held-for-sale secured by a church building, which had a carrying amount of $266 thousand, net of a charge-off of $292 thousand, was transferred to REO during the nine months ended September 30, 2011.

Net lower of cost or market recoveries on non-performing loans receivable held-for-sale totaled $296 thousand and $109 thousand for the three and nine months ended September 30, 2012, compared to write-downs of $702 thousand and $667 thousand for the comparable periods in 2011. Additionally, during the three and nine months ended September 30, 2012, we increased our valuation allowance by $29 thousand and $28 thousand on loans held for sale that are still considered performing loans compared to increases of $0 and $61 thousand during the same periods in 2011.

NOTE (6) – Loans Receivable

Loans at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Real estate:
One to four units	$72,213	$76,682
Five or more units	92,711	108,161
Commercial real estate	44,588	54,259
Church	82,778	89,099
Construction	1,019	3,790
Commercial:
Sports	1,721	1,996
Other	3,631	4,900
Consumer:
Loan on savings	0	821
Other	131	108

Total gross loans receivable	298,792	339,816
Less:
Loans in process	96	202
Net deferred loan costs	(597)	(473)
Unamortized discounts	17	18
Allowance for loan losses	16,984	17,299

Loans receivable, net	$282,292	$322,270

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856
Provision for loan losses	453	(326)	135	3	(1)	(126)	(9)	129
Recoveries	0	1	15	3	0	97	3	119
Loans charged off	(539)	(14)	(346)	(221)	0	0	0	(1,120)

Ending balance	$4,615	$2,558	$2,444	$7,008	$105	$172	$82	$16,984

	Nine Months Ended September 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	654	(401)	(305)	1,864	(144)	(427)	(51)	1,190
Recoveries	0	1	45	10	0	352	7	415
Loans charged off	(894)	(14)	(404)	(608)	0	0	0	(1,920)

Ending balance	$4,615	$2,558	$2,444	$7,008	$105	$172	$82	$16,984

	Three Months Ended September 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,229	$2,892	$6,253	$7,197	$68	$1,538	$68	$22,245
Provision for loan losses	181	249	204	564	(1)	2,627	(10)	3,814
Recoveries	0	0	0	0	0	0	15	15
Loans charged off	(519)	(289)	(207)	(1,623)	0	(3,631)	0	(6,269)

Ending balance	$3,891	$2,852	$6,250	$6,138	$67	$534	$73	$19,805

	Nine Months Ended September 30, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	(64)	821	3,573	1,041	(7)	2,865	259	8,488
Recoveries	0	0	0	0	0	0	23	23
Loans charged off	(624)	(438)	(816)	(1,812)	0	(3,631)	(1,843)	(9,164)

Ending balance	$3,891	$2,852	$6,250	$6,138	$67	$534	$73	$19,805

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,335	$34	$237	$1,618	$87	$0	$69	$3,380
Collectively evaluated for impairment	3,280	2,524	2,207	5,390	18	172	13	13,604

Total ending allowance balance	$4,615	$2,558	$2,444	$7,008	$105	$172	$82	$16,984

Loans:
Loans individually evaluated for impairment	$13,867	$2,236	$8,333	$30,431	$284	$0	$69	$55,220
Loans collectively evaluated for impairment	58,346	90,475	36,255	52,347	735	5,352	62	243,572

Total ending loans balance	$72,213	$92,711	$44,588	$82,778	$1,019	$5,352	$131	$298,792

	December 31, 2011
	One to four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,678	$161	$255	$1,683	$97	$0	$70	$3,944
Collectively evaluated for impairment	3,177	2,811	2,853	4,059	152	247	56	13,355

Total ending allowance balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

Loans:
Loans individually evaluated for impairment	$13,246	$3,837	$7,396	$31,494	$302	$0	$70	$56,345
Loans collectively evaluated for impairment	63,436	104,324	46,863	57,605	3,488	6,896	859	283,471

Total ending loans balance	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. When it is determined that a loss is probable, a valuation allowance is established and included in the allowance for loan losses. The amount of impairment is determined by the difference between the recorded investment in the loan and the present value of expected cash flows, or estimated net realizable value of the underlying collateral on collateral dependent loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The following table presents information related to loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One to four units	$11,138	$8,383	$0	$6,904	$4,636	$0
Five or more units	1,616	1,470	0	2,946	2,871	0
Commercial real estate	10,582	6,419	0	9,105	5,449	0
Church	23,264	19,487	0	24,680	20,560	0
Commercial:
Sports	3,887	0	0	4,000	0	0
Other	285	0	0	285	0	0
With an allowance recorded:
One to four units	5,484	5,484	1,335	8,610	8,610	1,678
Five or more units	768	766	34	966	966	161
Commercial real estate	1,914	1,914	237	1,947	1,947	255
Church	11,033	10,944	1,618	10,934	10,934	1,683
Construction	286	284	87	302	302	97
Commercial:
Other	69	69	69	70	70	70

Total	$70,326	$55,220	$3,380	$70,749	$56,345	$3,944

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present monthly average of individually impaired loans by class of loans and the related interest income for three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One to four units	$14,143	$120	$13,844	$354
Five or more units	2,266	10	3,047	50
Commercial real estate	8,251	115	7,847	260
Church	31,094	237	31,709	834
Construction	288	3	294	12
Commercial:
Sports	0	0	0	0
Other	70	2	70	4

Total	$56,112	$487	$56,811	$1,514

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One to four units	$11,171	$86	$10,158	$227
Five or more units	3,663	5	2,981	18
Commercial real estate	12,410	39	12,617	132
Church	31,099	144	29,790	556
Construction	315	0	317	0
Commercial:
Sports	2,740	0	3,336	0
Other	285	0	259	0
Consumer:
Loan on savings	0	0	1,035	0

Total	$61,683	$274	$60,493	$933

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the nine months ended September 30, 2012 had loans performed in accordance with their original terms was $3.4 million.

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Loans receivable, held for sale:
Five or more units	$2,001	$2,496
Commercial real estate	0	338
Church	1,567	2,778
Loans receivable, net:
One to four units	8,597	7,974
Five or more units	1,856	3,450
Commercial real estate	6,676	5,449
Church	20,306	21,891
Construction	284	302
Consumer:
Other	69	70

Total non-accrual loans	$41,356	$44,748

As of September 30, 2012, five loans to a single borrower totaling $1.5 million were 90 days past due and were accruing interest. There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of September 30, 2012 and December 31, 2011 by class of loans:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$0	$0	$2,001	$2,001	$3,855
Commercial real estate	0	0	0	0	1,362
Church	0	0	1,567	1,567	2,751
Loans receivable, net:
One to four units	4,906	47	10,115	15,068	57,145
Five or more units	169	470	1,856	2,495	90,216
Commercial real estate	241	1,266	6,676	8,183	36,405
Church	1,169	556	20,306	22,288	60,747
Construction	0	0	284	284	735
Commercial:
Sports	0	0	0	0	1,721
Other	183	98	0	281	3,350
Consumer:
Loan on savings	0	0	0	0	0
Other	0	0	69	69	62

Total	$6,668	$2,437	$42,874	$51,979	$258,349

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable, held for sale:
Five or more units	$0	$0	$2,496	$2,496	$3,899
Commercial real estate	0	0	338	338	1,374
Church	0	0	2,778	2,778	2,772
Loans receivable, net:
One to four units	921	2,464	7,974	11,359	65,323
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,247	525	5,449	8,221	46,038
Church	2,647	1,440	21,891	25,978	63,121
Construction	0	264	302	566	3,224
Commercial:
Sports	0	0	0	0	1,996
Other	125	0	0	125	4,775
Consumer:
Loan on savings	0	0	0	0	821
Other	0	0	70	70	38

Total	$7,264	$4,756	$44,748	$56,768	$296,705

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

Troubled Debt Restructurings

The Company has allocated $2.9 million and $2.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of September 30, 2012 and December 31, 2011. At September 30, 2012, loans classified as a troubled debt restructuring totaled $37.8 million, of which $19.8 million were included in non-accrual loans and $18.0 million were on accrual status. At December 31, 2011, loans classified as a TDR totaled $37.1 million, of which $19.4 million were included in non-accrual loans and $17.7 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of September 30, 2012 and December 31, 2011, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 year to 7 years. Modifications involving an extension of the maturity date were for 2 year and 7 year periods.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One to four units	0	$0	$0	1	$36	$36
Commercial real estate	0	0	0	2	734	740
Church	1	503	503	9	3,902	3,907

Total	1	$503	$503	12	$4,672	$4,683

The troubled debt restructurings described above increased the allowance for loan losses by $0 thousand and $228 thousand for the three and nine months ended September 30, 2012 and resulted in charge offs of $100 thousand during the three and nine months ended September 30, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Church	0	$0	5	$3,791

Total	0	$0	5	$3,791

The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2012 of $2.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$57,791	$2,130	$12,263	$29	$0
Five or more units	83,669	3,233	5,809	0	0
Commercial real estate	31,087	1,170	12,268	63	0
Church	35,859	15,491	31,203	225	0
Construction	471	264	284	0	0
Commercial:
Sports	0	1,721	0	0	0
Other	2,227	1,306	98	0	0
Consumer:
Other	62	0	69	0	0

Total	$211,166	$25,315	$61,994	$317	$0

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One to four units	$63,483	$3,044	$9,846	$309	$0
Five or more units	95,621	7,450	4,939	151	0
Commercial real estate	36,098	6,721	11,364	76	0
Church	37,532	13,100	37,873	594	0
Construction	500	2,988	302	0	0
Commercial:
Sports	0	1,996	0	0	0
Other	2,363	2,369	168	0	0
Consumer:
Loan on savings	821	0	0	0	0
Other	108	0	0	0	0

Total	$236,526	$37,668	$64,492	$1,130	$0

NOTE (7) – Junior Subordinated Debentures, Other Borrowings and Management’s Capital Plan

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.93% at September 30, 2012. The Company stopped paying interest on the debentures and the senior line of credit discussed below in September 2010. The accrued interest on the debentures was $409 thousand as of September 30, 2012. Under the cease and desist order applicable to the Company discussed in Note 10, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has declined to extend the forbearance agreement. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement.

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock, for common stock. The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions. The Exchange is expected to close contemporaneously with the closing of the private placement and the other exchange transactions. In addition, the Company has entered into a written agreement with the holder of its Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock at a discount of 50% of the liquidation amount. This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions.

The Company is negotiating written agreements with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock at a discount of 50% of the liquidation amount. Also, the Company is negotiating documentation with its senior lender, pursuant to which the lender will exchange a portion of the line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a modified credit agreement for the remainder of the facility that would be outstanding after the exchange. As presently contemplated, the series of transactions related to the exchange of debt and Series B and C Preferred Stock will reduce the Company’s line of credit facility by approximately $2.5 million and eliminate the accrued interest on the line of credit, which was approximately $1.3 million as of September 30, 2012.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million, or $3.5 million if approved by the U.S. Department of the Treasury, or more in gross proceeds. The Company anticipates that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.0 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. The 17.0 million new shares of common stock exceed the Company’s current unissued and authorized shares. Accordingly, the Company plans to issue a form of common stock equivalent to the lender and holders of Preferred Stock in exchange for their securities to consummate the recapitalization, after which the Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such authorized shares to replace the common stock equivalents issued in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, decrease nonperforming assets and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank. For further information relating to the cash position and requirements of the Company, see Note 12 – Going Concern.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$14,584	$0	$14,584

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$17,910	$0	$17,910
Securities available-for-sale – U.S. government and federal agency	0	1,069	0	1,069

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2012 and 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

Assets Measured on a Non-Recurring Basis

The following table provides information regarding our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Principal Amount	Valuation Allowance	Principal Amount	Valuation Allowance
	September 30, 2012		December 31, 2011
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale (1):
Five or more units	$2,001	$0	$2,496	$382
Commercial real estate	0	0	338	0
Church	1,567	0	2,778	0
Impaired loans carried at fair value of collateral (2):
One to four units	4,483	184	6,697	496
Five or more units	978	29	1,025	151
Commercial real estate	4,146	0	2,869	0
Church	10,852	225	13,706	553
Construction	284	87	302	97
Other	69	69	70	70
Real estate owned:
One to four units	0	0	759	41
Commercial real estate	574	55	3,374	248
Church	2,144	371	2,913	58

(1)	Includes $1.7 million and $2.7 million of loans held for sale that were carried at cost at September 30, 2012 and December 31, 2011 as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.
(2)	Includes $19.1 million and $18.6 million of loans that were carried at cost at September 30, 2012 and December 31, 2011 as the fair value of the collateral on these loans exceeded the book value as a result of charge-offs.

Collateral-dependent impaired loans and non-performing loans held for sale are measured for impairment using the fair value of the collateral. To determine the fair value of collateral, the Company primarily relies on third party appraisals, which are generally obtained every six to nine months. For one-to-four family residential loans, appraised values are based on the comparable sales approach. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At September 30, 2012, these adjustments ranged from an upward adjustment of 7% to a discount of 30%. For five or more unit residential, commercial real estate and church loans, appraisers may use a single valuation approach or a combination of approaches such as the comparable sales, cost or income approaches. At September 30, 2012, adjustments made on five or more units residential, commercial real estate and church loans valued using the comparable sales approach ranged from an upward adjustment of 5% to a discount of 45%. A significant unobservable input in the income approach is the estimated income capitalization rate. At September 30, 2012, capitalization rates of 7% and 9% were utilized to determine the fair value of the underlying collateral of a commercial real estate loan, a church loan and two five or more units residential loans. The Company’s calculation of net realizable value considers any third party liens in place on the underlying collateral.

Real estate owned is measured at fair value less estimated costs to sell, The fair value of REO is determined using a third party appraisal and is based on the comparable sales, cost or income approach, or a combination of these approaches. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At September 30, 2012, these adjustments ranged from an upward adjustment of 17% to a discount of 45%. A significant unobservable input in the income approach is the estimated income capitalization rate. At September 30, 2012, capitalization rates of 10.50% and 12% were utilized to determine the fair value of the underlying collateral of two commercial real estate loans and a church loan.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Non-performing loans receivable held-for-sale, net (1)	$296	$(702)	$109	$(667)
Impaired loans carried at fair value of collateral (2)	(669)	(4,463)	(1,585)	(9,523)
Real estate owned (3)	(427)	(1,251)	(739)	(2,033)

Total	$(800)	$(6,416)	$(2,215)	$(12,223)

(1)	Gains (losses) are charged to provision for losses on loans receivable held-for-sale.
(2)	Gains (losses) are charged against the allowance for loan losses.
(3)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Gains (losses) subsequent to the transfer of a loan to REO are charged to provision for losses on REO.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$56,545	$56,545	$0	$0	$56,545
Securities available-for-sale	14,584	0	14,584	0	14,584
Loans receivable held for sale, net	11,215	0	0	11,215	11,215
Loans receivable, net	282,292	0	0	282,037	282,037
Federal Home Loan Bank stock	3,901	0	0	N/A	N/A
Accrued interest receivable	1,395	0	50	1,345	1,395
Financial Liabilities:
Deposits	$(262,808)	$0	$(261,696)	$0	$(261,696)
Federal Home Loan Bank advances	(83,000)	0	(88,931)	0	(88,931)
Junior subordinated debentures	(6,000)	0	0	(5,537)	(5,537)
Other borrowings	(5,000)	0	0	(4,615)	(4,615)
Accrued interest payable	(1,837)	0	(169)	(1,668)	(1,837)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$31,597	$31,597
Securities available-for-sale	18,979	18,979
Loans receivable held for sale, net	12,983	12,983
Loans receivable, net	322,770	323,090
Federal Home Loan Bank stock	4,089	N/A
Accrued interest receivable	1,698	1,698

Financial Liabilities:
Deposits	$(294,686)	$(294,313)
Federal Home Loan Bank advances	(83,000)	(88,911)
Junior subordinated debentures	(6,000)	(5,319)
Other borrowings	(5,000)	(4,434)
Advance payments by borrowers for taxes and insurance	(813)	(813)
Accrued interest payable	(1,302)	(1,302)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

NOTE (9) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by the shareholders. The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 351,718 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

No options were granted during the nine months ended September 30, 2012 and 2011. The Company recorded $36 thousand of stock-based compensation expense, net of tax, during the first nine months of 2012 compared to $39 thousand for the first nine months of 2011.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

The Bank met the minimum capital requirements at September 30, 2012 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, as well as the higher capital standards under the cease and desist orders, however it cannot be considered well capitalized while under the cease and desist order. The Bank did not meet the minimum capital requirements under the cease and desist order at December 31, 2011.

Actual and normally required capital amounts and ratios at September 30, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2012:
Tangible Capital to adjusted total assets	$33,200	8.65%	$5,759	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,200	8.65%	$15,357	4.00%	$19,196	5.00%	$30,713	8.00%
Tier 1(Core) Capital to risk weighted assets	$33,200	12.61%	N/A	N/A	$15,803	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,661	13.92%	$21,070	8.00%	$26,338	10.00%	$31,606	12.00%

December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.5 million was required as of September 30, 2012, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $8.2 million and net deferred tax assets of $850 thousand as of December 31, 2011. The decrease in net deferred tax assets from $850 thousand at December 31, 2011 to $0 at September 30, 2012 was due to the Company’s inability to project future taxable income to be able to utilize its deferred tax assets.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2012

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

Overview

Total assets decreased during the first nine months of 2012 primarily due to a decrease in our loan portfolio, as loan repayments, foreclosures and charge-offs exceeded loan originations during the period. The decrease in our loan portfolio consisted of a $15.4 million decrease in our five or more units residential real estate loan portfolio, a $9.7 million decrease in our commercial real estate loan portfolio, a $6.3 million decrease in our church loan portfolio, a $4.5 million decrease in our one-to-four family residential real estate loan portfolio, a $2.8 million decrease in our construction loan portfolio, a $1.5 million decrease in our commercial loan portfolio, and a $798 thousand decrease in our consumer loan portfolio.

Total deposits decreased during the first nine months of 2012, while FHLB borrowings, subordinated debentures and other borrowings remained unchanged.

Our net earnings (loss) for the three and nine months ended September 30, 2012 were ($613) thousand and $1.2 million, respectively, compared to net losses of ($7.5) million and ($9.4) million, respectively, for the same periods a year ago, representing an increase in net earnings of $6.9 million and $10.6 million, respectively. The increase from a net loss to net earnings was primarily due to lower provisions for loan losses, a $2.5 million gain on the sale of our headquarters building, lower provisions for losses on REO and loans held for sale, and lower income tax provision expense for the three and nine months ended September 30, 2012.

Results of Operations

Net Interest Income

For the third quarter of 2012, our net interest income before provision for loan losses was $3.2 million, which represented a decrease of $1.1 million, or 26%, from the third quarter of 2011. The decrease in net interest income was primarily attributable to a decrease in average interest-earning assets, primarily loans receivable, combined with a decrease in net interest margin.

Interest income decreased $1.5 million, or 24%, to $4.7 million for the third quarter of 2012 from $6.2 million for the third quarter of 2011. The decrease in interest income was primarily due to a $71.9 million decrease in the average balance of loans receivable from $391.2 million for the third quarter of 2011 to $319.3 million for the third quarter of 2012, which resulted in a $1.1 million reduction in interest income. Additionally, the average yield on loans decreased from 6.20% for the third quarter of 2011 to 5.76% for the third quarter of 2012, which resulted in a $411 thousand reduction in interest income. The decrease in the average yield on loans was primarily a result of continued higher levels of non-performing loans, payoffs of loans which carried a higher average yield than the average yield of loans receivable and lower yields on loan originations as a result of the low interest rate environment.

Interest expense decreased $419 thousand, or 22%, to $1.5 million for the third quarter of 2012 from $1.9 million for the third quarter of 2011. The decrease in interest expense was primarily attributable to a 23 basis point decline in the average cost of interest bearing liabilities, to 1.67% for the third quarter of 2012 from 1.90% for the third quarter of 2011, which resulted in a $243 thousand reduction in interest expense. The decrease in interest expense reflected a 32 basis point reduction in the cost of deposits and borrowings as a result of the low interest rate environment, and repayment of higher costing FHLB advances that were replaced by lower costing advances. Additionally, the volume of average interest-bearing liabilities decreased $43.3 million, which resulted in a $176 thousand reduction in interest expense.

For the nine months ended September 30, 2012, net interest income before provision for loan losses totaled $10.4 million, down $2.7 million, or 21%, from $13.1 million of net interest income before provision for loan losses for the same period a year ago. The $2.7 million decrease in net interest income primarily resulted from a $63.9 million decrease in average interest-earning assets and a 30 basis point decrease in net interest margin.

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

The provision for loan losses for the third quarter of 2012 totaled $129 thousand, compared to $3.8 million for the same period a year ago. The decrease in loan provision was primarily due to our loan portfolio shrinkage of $13.6 million during the third quarter of 2012 and a $5.2 million decrease in charge-offs.

For the nine months ended September 30, 2012, the provision for loan losses totaled $1.2 million compared to $8.5 million of provisions for the same period a year-ago. The decrease in loan loss provision was primarily due to a $40.8 million decrease in our gross loan portfolio and a $7.2 million decrease in charge-offs.

At September 30, 2012 our allowance for loan losses was $17.0 million, or 5.68% of our gross loans receivable, compared to $17.3 million, or 5.09% of our gross loans, at year-end 2011. The ratio of the allowance for loan losses to NPLs, excluding loans held for sale, was 43.21% at September 30, 2012, compared to 44.20% at year-end 2011. As of September 30, 2012, 64% of our NPLs had been written down to their adjusted fair value less estimated selling costs, by establishing specific reserves or charge-offs as necessary. The remaining 36% of NPLs are reported at cost as the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Loan charge-offs during the first nine months of 2012 were $1.9 million, or 0.77% of average loans, compared to $9.2 million, or 2.99% of average loans, during the first nine months of 2011. Of the $1.9 million of charge-offs, $255 thousand were reserved for at year-end 2011. The remaining $1.7 million of charge-offs were reserved for during 2012 and were primarily related to loans that became impaired during 2012 and with respect to which recent valuations of the underlying collateral reflected impairment losses. Charge-offs in one-to-four family residential real estate loans totaled $894 thousand and represented 46% of charge-offs during 2012. Charge-offs in church loans totaled $608 thousand and represented 32% of charge-offs during 2012. Charge-offs in commercial real estate loans totaled $404 thousand and represented 21% of charge-offs during 2012. Charge-offs in five or more unit residential real estate loans totaled $14 thousand and represented 1% of charge-offs during 2012.

Impaired loans at September 30, 2012 were $55.2 million, compared to $56.3 million at December 31, 2011. Specific reserves for impaired loans were $3.4 million, or 6.12% of the aggregate impaired loan amount at September 30, 2012, compared to $3.9 million, or 7.00%, at December 31, 2011. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 5.59% at September 30, 2012, compared to 4.71% at December 31, 2011.

We performed an impairment analysis for all non-performing and restructured loans, and established specific reserves for impaired loans of $3.4 million at September 30, 2012. Of the $3.4 million specific reserves at September 30, 2012, $594 thousand was related to $1.7 million of loans that are non-performing. Additionally, we recorded $2.8 million of specific reserves for impairment related to $17.7 million of accruing loans that were modified in troubled debt restructurings. On $16.7 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve. The remaining $19.1 million of impaired loans had been written down to fair value after charge-offs of $13.5 million.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2012, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations. The provisions for loan losses and corresponding allowance for loan losses in these financial statements contained in Part 1, Item 1 of this Form 10-Q reflect judgments by the OCC made during its supervisory examination of our Bank completed in July 2012.

Non-interest Income

Non-interest income (loss) for the third quarter of 2012 totaled ($217) thousand compared to $114 thousand for the third quarter of 2011. The decrease from income to a loss was primarily due to higher losses on sales of loans and REOs.

For the nine months ended September 30, 2012, non-interest income totaled $2.9 million compared to $494 thousand for the same period a year ago. The increase primarily reflects the gain on the sale of our headquarters building and higher net gains on sales of REO, which were partially offset by lower service charges and higher losses on sales of loans for the first nine months of 2012.

Non-interest Expense

Non-interest expense for the third quarter of 2012 totaled $3.5 million, compared to $5.1 million for the third quarter of 2011. Lower non-interest expense in the third quarter of 2012 was primarily due to lower provisions for losses on REO and loans held for sale and lower compensation and benefits expense, which were partially offset by higher FDIC insurance expense and higher other expenses, primarily appraisal expenses and directors and officers liability insurance expense.

For the nine months ended September 30, 2012, non-interest expense totaled $10.1 million compared to $12.7 million for the same period a year ago. The decrease in non-interest expense during the first nine months of 2012 primarily reflected lower provisions for losses on REO and loans held for sale, lower compensation and benefits expense and lower legal expenses, which were partially offset by higher other expenses, primarily REO and appraisal expenses and director and officer’s liability insurance expense.

Income Taxes

The Company’s effective income tax rate was (0.33%) and 40.68% for the three and nine months ended September 30, 2012 compared to (68.21%) and (23.20%) for the three and nine months ended September 30, 2011. Income taxes for interim periods are computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets.

Financial Condition

Total Assets

Total assets were $384.3 million at September 30, 2012, which represented a decrease of $29.5 million, or 7%, from December 31, 2011. During the first nine months of 2012, net loans decreased by $40.5 million, loans held for sale decreased by $1.8 million, securities decreased by $4.4 million, REO decreased by $4.4 million, office properties and equipment decreased by $2.0 million and deferred tax assets decreased by $850 thousand, while cash and cash equivalents increased by $24.9 million.

Loan Portfolio

Our gross loan portfolio decreased by $41.0 million to $298.8 million at September 30, 2012 from $339.8 million at

December 31, 2011, as loan repayments, foreclosures and charge-offs exceeded loan originations during the first nine months of 2012. The decrease in our loan portfolio consisted of a $15.4 million decrease in our five or more units residential real estate loan portfolio, a $9.7 million decrease in our commercial real estate loan portfolio, a $6.3 million decrease in our church loan portfolio, a $4.5 million decrease in our one-to-four family residential real estate loan portfolio, a $2.8 million decrease in our construction loan portfolio, a $1.5 million decrease in our commercial loan portfolio, and a $798 thousand decrease in our consumer loan portfolio.

Loan originations for the first nine months of 2012 totaled $18.2 million, compared to $3.6 million for the first nine months of 2011. Loan repayments for the first nine months of 2012 totaled $53.2 million, compared to $28.3 million for the comparable period in 2011. The increase in loan repayments was primarily attributable to a higher level of refinancings by borrowers who could take advantage of historically low interest rates and new financing opportunities in the stabilized commercial and single family markets. Loan charge-offs for the first nine months of 2012 totaled $1.9 million, compared to $9.2 million of charge-offs for the first nine months of 2011. Loans transferred to REO during the first nine months of 2012 totaled $3.5 million, compared to $7.7 million during the first nine months of 2011. Loans transferred to loans held for sale during the first nine months of 2012 totaled $616 thousand, compared to $2.5 million of loans transferred to loans held for sale during the first nine months of 2011.

Loans held for sale decreased from $13.0 million at December 31, 2011 to $11.2 million at September 30, 2012. The $1.8 million decrease during the first nine months of 2012 was primarily due to non-performing loan sales of $1.8 million and loan repayments of $367 thousand. Loans held for sale that were transferred to REO during the nine months ended September 30, 2012 totaled $333 thousand.

Deposits

Deposits totaled $262.8 million at September 30, 2012, down $31.9 million, or 11%, from year-end 2011. During the first nine months of 2012, core deposits (NOW, demand, money market and passbook accounts) decreased by $7.0 million and represented 35% and 33% of total deposits at September 30, 2012 and December 31, 2011, respectively. Our certificates of deposit (“CDs”) decreased by $24.9 million during the first nine months of 2012 and represented 64% of total deposits at September 30, 2012 and December 31, 2011, respectively. Of the $24.9 million decrease in CDs during 2012, $6.3 million were from brokered deposits. At September 30, 2012, brokered deposits represented 1% of total deposits, compared to 3% of total deposits at December 31, 2011.

Borrowings

Since year-end 2011, FHLB borrowings, subordinated debentures and other borrowings remained unchanged at $83.0 million, $6.0 million, and $5.0 million, respectively. FHLB advances were 22% and 20% of total assets at September 30, 2012 and December 31, 2011, respectively. During the second quarter of 2012, $13.5 million of FHLB advances were restructured which resulted in a decrease of the weighted average cost of advances from 3.09% at December 31, 2011 to 2.52% at September 30, 2012. See Liquidity for further information on subordinated debentures and other borrowings.

Non-Performing Assets

Non-performing assets (“NPAs”) include loans that are 90 days or more delinquent and still accruing, non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at September 30, 2012 were $45.2 million, or 11.75% of total assets, compared to $51.4 million, or 12.43% of total assets, at December 31, 2011.

As of September 30, 2012, five loans to a single borrower totaling $1.5 million were 90 days past due and were accruing interest.

At September 30, 2012, non-accrual loans were $41.4 million compared to $44.7 million at December 31, 2011. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status. The non-accrual loans at September 30, 2012 included 31 church loans totaling $22.1 million, 22 one-to-four family residential real estate loans totaling $8.6 million, 13 commercial real estate loans totaling $6.4 million, 8 five or more units residential real estate loans totaling $3.9 million, a land loan for $284 thousand, and a consumer loan for $69 thousand.

During the first nine months of 2012, REO decreased by $4.4 million to $2.3 million at September 30, 2012, from $6.7 million at the end of 2011. At September 30, 2012, the Bank’s REO consisted of seven commercial real estate properties, four of which are church buildings. As part of our efforts to reduce non-performing assets, we sold thirteen REO properties for total proceeds of $7.8 million, and recorded a corresponding net gain of $288 thousand, during the first nine months of 2012.

Performance Ratios

The annualized return (loss) on average equity for the three and nine months ended September 30, 2012 were (12.52%) and 8.76%, compared to annualized losses on average equity of (104.17%) and (39.86%) for the three and nine months ended September 30, 2011. The annualized return (loss) on average assets for the three and nine months ended September 30, 2012 were (0.64%) and 0.41%, compared to annualized losses on average assets of (6.89%) and (2.71%) for the three and nine months ended September 30, 2011. The efficiency ratios for the three and nine months ended September 30, 2012 was 110.70% and 70.49%, compared to 71.03% and 73.30% for the three and nine months ended September 30, 2011.

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

Net cash inflows from operating activities totaled $5.2 million and $21.0 million during the nine months ended September 30, 2012 and 2011, respectively. Net cash inflows from operating activities for the first nine months of 2012 were primarily attributable to proceeds from sales of loans receivable held for sale and interest payments received on loans and securities.

Net cash inflows from investing activities totaled $51.2 million and $31.3 million during the nine months ended September 30, 2012 and 2011, respectively. Net cash inflows from investing activities for the first nine months of 2012 were attributable primarily to principal repayments on loans and securities, proceeds from the sales of REOs and proceeds from sale of the headquarters building.

Net cash outflows from financing activities totaled $31.5 million and $53.3 million during the nine months ended September 30, 2012 and 2011, respectively. Net cash outflows from financing activities for the first nine months of 2012 were attributable primarily to the net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to other financial institutions. Conversely, when the Bank has less funds than it requires, the Bank may borrow funds from the FHLB. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of September 30, 2012, to borrow an additional $15.9 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in securities available-for-sale that are not pledged. The Bank’s liquid assets at September 30, 2012 consisted of $56.5 million in cash and cash equivalents and $13.0 million in securities available-for-sale that are not pledged, compared to $31.6 million in cash and cash equivalents and $17.4 million in securities available-for-sale that are not pledged at December 31, 2011.

The Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability was partially settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012, which settlement consumed the Company’s operating cash. During the three months ended September 30, 2012, we sold 115,386 shares of our common stock held as treasury shares to certain directors and officers for $150,000. This capital was retained by the Company to help offset outstanding payables. Our ability to service our debt obligations and pay dividends and holding company expenses is dependent primarily on the recapitalization plan discussed herein under the caption “Capital Resources”. The Company’s debt obligations, which are included in other borrowings, are described below.

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.93% at September 30, 2012. The Company stopped paying interest on the debentures in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has declined to extend the forbearance agreement. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. The accrued interest on this line was approximately $1.3 million as of September 30, 2012. See Note 7 of the Notes to Consolidated Financial Statements.

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

We are also in negotiations regarding definitive agreements with the holders of our Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock regarding exchange of their holdings for common stock on a similar basis as the exchange of the Series A Perpetual Preferred Stock, and we are negotiating documents with our senior bank lender regarding the exchange of a portion of the $5 million outstanding amount borrowed under our line of credit, which is currently in default, for common stock at 100% of the face amount to be exchanged; the forgiveness of the accrued interest on the entire amount of the line of credit to the date of the exchange; and the execution of a modified credit agreement for the remainder of the facility that would be outstanding after the exchange. As presently contemplated, the series of transactions related to the exchange of debt and Series B and C Preferred Stock will reduce the Company’s line of credit facility by approximately $2.5 million and eliminate the accrued interest on the line of credit, which was approximately $1.3 million as of September 30, 2012.

The conditions to each of the above proposed exchanges include, or are expected to include, requirements that the holders of each series of our outstanding preferred stock concurrently exchange their preferred stock for our common stock on similar terms and that we concurrently complete private placements or other sales of new shares of common stock as discussed above, although we intend to seek approval from the U.S. Treasury to reduce the minimum amount of common equity we raise to $3.5 million or more. Based on the agreements that we have executed, we anticipate that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.0 million new shares of the Company’s common stock, which would constitute approximately 91% of the pro forma outstanding shares of the Company’s common stock. The 17.0 million new shares of common stock exceed the Company’s current unissued and authorized shares. Accordingly, the Company plans to issue a form of common stock equivalent to the lender and holders of Preferred Stock in exchange for their securities to consummate the recapitalization, after which we plan to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such shares to replace the common stock equivalents issued in the recapitalization.

In addition, we completed the sale of our Bank’s headquarters building during the second quarter and are working to decrease NPAs through proactive management and loan sales as part of our efforts to raise capital and increase earnings.

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

The Bank was in compliance with all capital requirements in effect at September 30, 2012, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank met the minimum capital requirements under the cease and desist order at September 30, 2012. However, it did not meet the minimum capital requirements under the cease and desist order at December 31, 2011. Actual and normally required capital amounts and ratios at September 30, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
September 30, 2012:
Tangible Capital to adjusted total assets	$33,200	8.65%	$5,759	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,200	8.65%	$15,357	4.00%	$19,196	5.00%	$30,713	8.00%
Tier 1(Core) Capital to risk weighted assets	$33,200	12.61%	N/A	N/A	$15,803	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,661	13.92%	$21,070	8.00%	$26,338	10.00%	$31,606	12.00%

December 31, 2011 :
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2012. Based on that evaluation and due to the material weaknesses identified below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012. The Company has implemented a number of changes to its policies and procedures during the quarter ended September 30, 2012 that are described below.

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

Management, with the oversight of the Audit Committee, has taken actions to address the material weaknesses discovered in our internal control over financial reporting during the quarter ended September 30, 2012. These include implementing changes in our accounting policies and procedures to assure that appropriate methods are used in determining the values of collateral dependent loans and that all appraisals that have been ordered by the Bank to determine the values of properties securing our loans and REO are obtained and appropriately considered by accounting personnel in connection with preparation of our financial statements. In addition, we have discontinued our former practice of obtaining and relying upon BPOs in connection with valuing properties securing our loans. Management has consulted with subject matter experts when appropriate to determine appropriate loan valuation procedures and has implemented a second review procedure over financial reporting. The Audit Committee has also increased its oversight of the financial reporting process.

Except as described above, there has been no change in our internal control over financial reporting in our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our loan loss reserves that we believe to be appropriate as of September 30, 2012.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*

2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

Exhibit Number*

4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.11	Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)

4.12	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.
†	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Samuel Sarpong
Samuel Sarpong
Chief Financial Officer