Form 10-K
period 2012-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2013-04-01
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,991,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 11, 2013, 1,917,422 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws, and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) actions undertaken by both current and potential new competitors; (6) the possibility of continuing adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; (9) continuing difficulties in successfully completing our pending recapitalization which is described in this report or an inability to obtain and retain sufficient operating cash at our holding company level; and (10) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company is currently regulated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is currently regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. See “Regulation” for further descriptions of the regulatory system to which the Company and the Bank are subject.

Business Overview; Recent Developments

Since 2008, we have experienced elevated levels of loan delinquencies and non-performing assets which have resulted in operating losses. Due to these factors and an assessment of our business and assets in the course of a regulatory examination of the Bank in March 2010, the Company and the Bank were designated as being “in troubled condition.” The Company and the Bank agreed to the issuance of cease and desist orders to them in September 2010, which we refer to collectively as the “C&Ds.” The C&Ds mandated improvements in enumerated aspects of our business operations and place limitations on us, including prohibition of the payment of dividends by the Bank or the Company, or the incurrence of any new debt or payment on existing debt by the Company, in each case without prior regulatory approval. These and related matters, including our results of operations, loan delinquencies and nonperforming assets, are discussed below in this Item 1, under the caption “Regulation —Cease and Desist Orders” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company is pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. The principal elements of the recapitalization plan include agreements with the holders of the outstanding series of the Company’s preferred stock to exchange their respective holdings into the Company’s common stock or equivalents on negotiated terms, agreements with our senior lender to exchange a portion of its debt for common stock or equivalents and modify the terms of the remaining loan, and the concurrent sale by the Company of approximately $4 million of additional common stock in private placement transactions. Based on agreements reached with certain of the holders of our preferred stock and discussions with potential common stock investors to date, we anticipate that these transactions would, if completed, result in the issuance of approximately 17.8 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. The number of shares of common stock that would be required to be issued pursuant to the negotiated terms of the recapitalization plan exceeds the Company’s currently authorized and unissued shares of common stock. We plan to seek shareholder approval to increase our authorized number of shares of common stock and such other shareholder approvals as may be required to complete the recapitalization. Our recapitalization plan is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

The Company is in default on a bank loan in the principal amount of $5.0 million and has other payment obligations, including interest payments on $6.0 million of Floating Rate Junior Subordinated Debentures (which are suspended while the Company’s senior debt is in default) and operating expenses that it is not currently able to pay. The Company has initiated discussion with the OCC regarding the possibility of a limited dividend by the Bank to the Company and is continuing to explore other potential means of obtaining cash for the payment of its separate company obligations while it pursues completion of its recapitalization plans. The directors and officers of the Bank purchased $200 thousand of the Company’s common stock during the second half of 2012.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters, including the potential effects on the Company’s financial statements and other financial information included in this report, all of which have been prepared on the basis that the Company will continue as a going concern, are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal. Broadway Federal’s principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family mortgage loans, commercial real estate loans and one-to-four family mortgage loans. In addition, we invest in securities issued by the federal government and federal agencies, residential mortgage-backed securities and other investments.

Our revenues are derived primarily from interest income on loans and investments. Our principal costs are interest expenses we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and one to four-family properties. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer and other loans. At December 31, 2012, our net loan portfolio totaled $251.7 million, or 67% of total assets.

We emphasize the origination of adjustable-rate mortgage loans (“ARMs”) and hybrid ARM loans (ARM loans having an initial fixed rate period) primarily for retention in our portfolio. We retain these loans in order to maintain a substantial percentage of our loans that have more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2012, approximately 99% of our mortgage loans had adjustable rates.

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

The following table sets forth the composition of our loans held for investment by type, dollar amount and percentage of the total loan portfolio at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
One-to-four units	$57,733	21.94%	$76,682	22.57%	$82,764	20.56%	$90,747	20.03%	$68,478	20.25%
Five or more units	83,350	31.68%	108,161	31.83%	128,534	31.92%	146,291	32.28%	87,679	25.93%
Commercial real estate	41,124	15.63%	54,259	15.97%	72,770	18.08%	82,276	18.16%	66,861	19.77%
Church	76,254	28.98%	89,099	26.22%	97,634	24.25%	101,007	22.29%	84,041	24.85%
Construction	735	0.28%	3,790	1.11%	5,421	1.35%	5,547	1.22%	5,505	1.63%
Commercial	3,826	1.45%	6,896	2.03%	12,178	3.02%	23,166	5.11%	22,357	6.61%
Consumer	104	0.04%	929	0.27%	3,288	0.82%	4,110	0.91%	3,246	0.96%

Gross loans	263,126	100.00%	339,816	100.00%	402,589	100.00%	453,144	100.00%	338,167	100.00%

Plus: Premiums on loans purchased	—		—		—		—		2
Less:
Loans in process	74		202		371		822		1,499
Deferred loan fees (costs), net	(557)		(473)		(889)		(817)		(213)
Unamortized discounts	17		18		33		39		51
Allowance for loan losses	11,869		17,299		20,458		20,460		3,559

Total loans held for investment	$251,723		$322,770		$382,616		$432,640		$333,273

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family and commercial real estate loans. These loans are secured primarily by apartment buildings or by properties used for business purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area.

Our multi-family loans amounted to $83.4 million and $108.2 million at December 31, 2012 and 2011, respectively. Multi-family loans represented 32% of our gross loan portfolio at December 31, 2012 and December 31, 2011. All of the multi-family residential mortgage loans outstanding at December 31, 2012 were ARMs. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2012, our single largest multi-family credit had an outstanding balance of $3.2 million, was current and was secured by a 38-unit apartment complex in Montebello, California. At December 31, 2012, the average balance of a loan in our multi-family portfolio was approximately $376 thousand.

Our commercial real estate loans amounted to $41.1 million and $54.3 million at December 31, 2012 and 2011, respectively. Commercial real estate loans represented 16% of our gross loan portfolio at December 31, 2012 and December 31, 2011. All except one commercial real estate loan outstanding at December 31, 2012 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 15 years. As of December 31, 2012, our single largest commercial real estate credit had an outstanding principal balance of $2.7 million, was current and was secured by a commercial building located in Los Angeles, California. At December 31, 2012, the average balance of a loan in our commercial real estate portfolio was approximately $603 thousand.

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

We seek to mitigate the risks associated with multi-family and commercial real estate loans described below by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by management-approved independent appraisers. Title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy, such as we are experiencing with the current economic downturn. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2012, we had no large out-of-state loans.

Originating loans secured by church properties is a market niche in which we have been active since our inception. We believe that the importance of church organizations in the social and economic structure of the communities we serve makes church lending an important aspect of our community orientation. We further believe that the importance of churches in the lives of the individual members of the respective congregations encourages donations even in difficult economic times, thereby providing somewhat greater assurance of financial resources to repay such church loans compared to other types of commercial properties. Nonetheless, adverse economic conditions can result in risks to loan repayment that are similar to those encountered in other types of commercial lending, and such church lending is subject to other risks not necessarily directly related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. Additionally, the cease and desist order issued to Broadway Federal by the OTS, described below under the caption “Regulation”, restricts us from originating church loans. As a result, we have suspended the origination of church loans. At December 31, 2012, the average balance of a loan in our church loan portfolio was approximately $627 thousand. Our church loans totaled $76.3 million and $89.1 million at December 31, 2012 and 2011, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One-to-Four Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one-to-four family (“single-family”) residences, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $57.7 million and $76.7 million at December 31, 2012 and 2011, respectively. Single-family loans represented 22% of our gross loan portfolio at December 31, 2012, compared to 23% at December 31, 2011. Of the single-family residential mortgage loans outstanding at December 31, 2012, 2% were fixed rate loans and 98% were ARMs.

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

Our policy is to originate one-to-four family residential mortgage loans in amounts of up to 90% of the lower of the appraised value or the selling price of the property securing the loan. Any loan in excess of 80% of the appraised value or selling price of the property securing the loan generally requires private mortgage insurance or the Bank charges a higher interest rate to cover the additional risk associated with making a loan with a loan to value ratio higher than 80%. Under certain circumstances, we may originate loans of up to 97% of the selling price if private mortgage insurance is obtained. We may originate loans based on other parameters for loans that are originated for committed sales to other investors. Properties securing a single-family loan are appraised by an approved independent appraiser and title insurance is required on all such loans.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property.

Commercial Lending

We originate and purchase non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $3.8 million and $6.9 million at December 31, 2012 and 2011, respectively. At December 31, 2012, commercial loans represented 1% of our gross loan portfolio, compared to 2% at December 31, 2011. Of the commercial loans outstanding at December 31, 2012, 3% were fixed rate loans and 97% were variable rate loans. As of December 31, 2012, our single largest commercial credit had a total outstanding principal balance of $1.7 million and is the only remaining loan to a sports franchise. The loan was modified and converted into a term loan in October 2011. The borrower has been performing in accordance with the modified terms.

In 2007, management and the Board of Directors decided to terminate the Bank’s prior strategy of lending to sports franchises and reduced its participation in nationally syndicated corporate loan facilities in order to focus on financing opportunities within our market area.

Construction Lending

Construction loans totaled $735 thousand and represented less than 1% of our gross loan portfolio at December 31, 2012, compared to $3.8 million, or 1% of our gross loan portfolio at December 31, 2011. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

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

Consumer Lending

Consumer loans totaled $104 thousand and $929 thousand at December 31, 2012 and 2011, respectively, representing less than 1% of our gross loan portfolio. In 2011, our consumer loans primarily consisted of loans secured by savings accounts which were generally made up to 90% of the current value of the pledged account, at an interest rate between 2% and 4% above the rate paid on the deposit account, depending on the type of account, and with maturity dates based on the earlier of one year from origination or the maturity date of the deposit account. We currently are not originating loans secured by savings accounts.

Loan Originations, Purchases and Sales

Loan originations are derived from our loan personnel, local mortgage brokers, advertising and referrals from customers. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

Our Board of Directors has authorized the following loan approval limits: if the total of the borrower’s existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by the Chief Executive Officer or the Chief Credit Officer; if the total of the borrower’s existing loans and the loan under consideration is from $500,001 to $1,750,000, the new loan must be approved by three Loan Committee members, one of whom must be a Board appointed non-management Director; and if the total of existing loans and the loan under consideration is more than $1.75 million, the new loan must be approved by four Loan Committee members, two of whom must be Board appointed non-management Directors or by the Executive Committee of the Board of Directors. In addition, it is our practice that all loans approved only by management be reported to the Loan Committee by the following month, and be ratified by the Board of Directors.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. We did not purchase any loans during the years ended December 31, 2012 and 2011.

We originate and purchase loans for investment and for sale. Loan sales are made from the loans held for sale portfolio and from loans originated during the period that are designated as held for sale. It is our current practice to sell most single-family conforming fixed rate mortgage loans that we originate, retaining a limited amount in our portfolio. “Conforming loans” are loans that qualify in terms of maximum loan size and other criteria for purchase by FNMA and FHLMC. We also may sell commercial real estate and multi-family ARMs that we originate based upon our investment and liquidity needs and market opportunities. At December 31, 2012, we had 48 loans totaling $19.1 million held for sale. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2012 and 2011, we had $141 thousand and $362 thousand, respectively, in mortgage servicing rights.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2012 and 2011, we were servicing $14.7 million and $36.5 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2012 and 2011, we had $141 thousand and $362 thousand, respectively, in mortgage servicing rights.

The following table sets forth loan originations, purchases, sales and principal repayments for the periods indicated, including loans held for sale.

	2012	2011	2010
	(In thousands)
Gross loans:
Beginning balance	$353,473	$433,281	$475,078
Loans originated:
One-to-four units	3,084	619	2,369
Five or more units	17,092	2,986	10,683
Commercial real estate	180	364	1,056
Church	—	—	395
Construction	—	—	—
Commercial	169	1,148	2,817
Consumer	2	—	133

Total loans originated	20,527	5,117	17,453

Less:
Principal repayments	71,041	44,236	37,463
Sales of loans	2,901	12,231	11,410
Loan charge-offs	7,412	17,643	5,372
Transfer of loans held for investment to real estate owned	10,151	10,815	5,005

Ending balance (1)	$282,495	$353,473	$433,281

(1)	Includes loans held-for-sale totaling $19.4 million, $13.7 million and $30.7 million at December 31, 2012, 2011 and 2010, respectively, exclusive of a $318 thousand, $674 thousand and $1.3 million valuation allowance at December 31, 2012, 2011 and 2010, respectively.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of the loans in our loans held for investment at December 31, 2012 and does not reflect the effect of prepayments or scheduled principal amortization.

	One-to- four Units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$21	$—	$167	$3,661	$273	$1,544	$22	$5,688
After one year:
One year to five years	765	16	2,585	140	462	118	13	4,099
After five years	56,947	83,334	38,372	72,453	—	2,164	69	253,339

Total due after one year	57,712	83,350	40,957	72,593	462	2,282	82	257,438

Total	$57,733	$83,350	$41,124	$76,254	$735	$3,826	$104	$263,126

The following table sets forth the dollar amount of gross loans receivable, excluding loans held for sale, at December 31, 2012 which are contractually due after December 31, 2013, and whether such loans have fixed interest rates or adjustable interest rates.

	Adjustable	Fixed	Total
	(Dollars in thousands)
One-to-four units	$56,397	$1,315	$57,712
Five or more units	83,350	—	83,350
Commercial real estate	40,618	339	40,957
Church	72,593	—	72,593
Construction	462	—	462
Commercial	2,282	—	2,282
Consumer	13	69	82

Total	$255,715	$1,723	$257,438

% of total	99.33%	0.67%	100.00%

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

Although we believe our underwriting and loan review procedures are appropriate for the various kinds of loans we originate or purchase, our results of operations and financial condition have been adversely affected by the deterioration in the quality of our loan portfolio. Therefore, one of our most important operating objectives is to improve asset quality. Management is using a number of strategies to achieve this goal, including maintaining sound credit standards in loan originations, regular, recurring monitoring of the loan portfolio, including through independent third party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquencies

We perform a monthly review of all delinquent loans and loan delinquency reports are made monthly to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the type of loan, the type of property securing the loan, and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non-payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings on all real property securing the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of non-payment upon expiration of the applicable grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2012				December 31, 2011				December 31, 2010
	60-89 Days		Non-accrual loans and loans delinquent 90 days or more		60-89 Days		Non-accrual loans and loans delinquent 90 days or more		60-89 Days		Non-accrual loans and loans delinquent 90 days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One-to-four units	5	$871	28	$8,145	5	$2,464	18	$7,974	3	$71	15	$6,227
Five or more units	1	554	10	4,268	1	63	10	5,946	4	1,068	4	2,250
Commercial real estate	—	—	11	7,090	1	525	14	5,787	1	1,287	14	10,321
Church	—	—	29	17,245	3	1,440	33	24,669	7	5,230	23	18,281
Construction	—	—	1	273	1	264	1	302	—	—	1	320
Commercial	—	—	—	—	—	—	—	—	—	—	2	3,768
Consumer	—	—	1	69	—	—	1	70	—	—	2	2,265

Total	6	$1,425	80	$37,090	11	$4,756	77	$44,748	15	$7,656	61	$43,432

Delinquent loans to total gross loans, including loans held for sale		0.50%		13.13%		1.35%		12.66%		1.77%		10.02%

Non-Performing Assets

Non-performing assets (“NPAs”) include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2012 decreased to $45.3 million, or 12.11% of total assets, from $51.4 million, or 12.43% of total assets, at December 31, 2011. The decrease in non-performing assets was primarily due to a decrease in non-accrual loans which was partially offset by an increase in REO. Non-accrual loans decreased $7.6 million to $37.1 million at December 31, 2012, from $44.7 million at December 31, 2011. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings (“TDRs”) that do not qualify for accrual status. While non-accrual loans decreased as compared to the prior year, they continue to remain at historically elevated levels as a result of the prolonged levels of high unemployment in our market area, as well as the decline in the housing market in 2008 through 2011. The decrease in non-accrual loans was primarily a result of homes sold by borrowers through negotiated short sales, loan charge-offs, loan sales, and loans foreclosed on by the Bank.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
One-to-four units	$8,145	$7,974	$6,227	$4,756	$—
Five or more units	4,268	5,946	2,250	1,644	200
Commercial real estate	7,090	5,787	10,321	6,061	541
Church	17,245	24,669	18,281	12,942	2,578
Construction	273	302	320	—	—
Commercial	—	—	3,768	7,269	110
Consumer	69	70	2,265	2,249	34

Total non-accrual loans	37,090	44,748	43,432	34,921	3,463
Loans delinquent 90 days or more and still accruing	—	—	—	—	—
Real estate owned acquired through foreclosure	8,163	6,699	3,036	2,072	—

Total non-performing assets	$45,253	$51,447	$46,468	$36,993	$3,463

Non-accrual loans as a percentage of gross loans, including loans held for sale	13.13%	12.66%	10.02%	7.35%	0.95%
Non-performing assets as a percentage of total assets	12.11%	12.43%	9.60%	7.10%	0.85%

No accruing loans were contractually past due by 90 days or more at December 31, 2012 or 2011. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2012.

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

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $19.3 million at December 31, 2012 and $19.4 million at December 31, 2011. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore been returned to accruing status. Restructured accruing loans totaled $18.0 million at December 31, 2012 and $17.7 million at December 31, 2011.

During 2012, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $2.9 million. Actual interest recognized on non-accrual loans and included in net earnings for the year 2012 was $1.0 million.

We update our estimates of collateral value for non-performing loans which are 90 days or more delinquent every nine months. We also update the collateral values for certain other loans when the Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. When the collateral value is less than the recorded investment in the loan, the deficiency is classified as a loss and charged off. See “Allowance for Loan Losses” for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses at the time of foreclosure. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property, as well as for any decreases in the properties’ estimate fair value after foreclosure. These provisions for decreases in property values are maintained in a separate allowance for losses for REO. At December 31, 2012, we had $8.2 million in REO, which consisted of eight commercial real estate properties and five church buildings. We had $6.7 million in REO at December 31, 2011.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as “Special Mention,” and problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Special Mention” if the loan is current but there are some potential weaknesses that require management’s close attention. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.”

Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly. The following table provides information regarding our criticized and classified assets at the dates indicated.

	December 31, 2012		December 31, 2011
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Special Mention	45	$31,769	59	$38,776
Substandard	123	62,087	115	76,241
Doubtful	1	57	11	1,692
Loss	—	—	—	—

Total	169	$93,913	185	$116,709

Allowance for Loan Losses

In originating loans, we recognize that losses will be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan losses in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our allowance for loan losses represents our management’s best estimate of the probable incurred credit losses in our loan portfolio as of the date of the consolidated financial statements. It is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management’s estimates.

Our Internal Asset Review Department issues reports to the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, and concentration of credit risk. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Board of Directors which ultimately reviews and approves management’s recommendation.

The allowance for loan losses is increased by provisions for loan losses which are charged to earnings. The allowance for loan losses is decreased by the amount of charge-offs, net of recoveries. Provisions are recorded to adjust the allowance for loan losses to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio.

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

Impairment is measured on a loan-by-loan basis. If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for allowance for loan losses. At December 31, 2012, impaired loans totaled $44.4 million and had an aggregate specific allowance allocation of $2.7 million.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one-to-four family, multi-family, commercial real estate, construction, commercial and industrial and consumer) and loan classification (pass, special mention, substandard and doubtful). We assign estimated loss factors to the loan classification categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

During 2012, we refined our historical loss rate calculation with the use of a migration to loss analysis, and re-assessed the application of the qualitative factors noted above for purposes of allocating the allowance for loan losses by loan category. As a result of our updated loss analyses, we modified certain general reserve rate percentages at December 31, 2012 to reflect our current estimates of the amount of probable incurred losses in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $11.9 million, or 4.51% of loans held for investment was appropriate at December 31, 2012, compared to $17.3 million, or 5.09% of loans held for investment at December 31, 2011. The provision for loan losses related to loans held for investment totaled $1.2 million for the year ended December 31, 2012.

In addition to the requirements of GAAP related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2012. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our allowance for loan losses, thereby affecting our financial condition and earnings.

The following table sets forth our allocation of the allowance for loan losses to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One-to-four units	$2,060	21.94%	$4,855	22.57%	$4,579	20.56%	$4,292	20.03%	$239	20.25%
Five or more units	2,122	31.68%	2,972	31.83%	2,469	31.92%	1,650	32.28%	688	25.93%
Commercial real estate	2,685	15.63%	3,108	15.97%	3,493	18.08%	1,877	18.16%	745	19.77%
Church	4,818	28.98%	5,742	26.22%	6,909	24.25%	9,257	22.29%	809	24.85%
Construction	8	0.28%	249	1.11%	74	1.35%	87	1.22%	58	1.63%
Commercial	98	1.45%	247	2.03%	1,300	3.02%	2,018	5.11%	621	6.61%
Consumer	78	0.04%	126	0.27%	1,634	0.82%	1,279	0.91%	265	0.96%
Unallocated	—	—	—	—	—	—	—	—	134	—

Total allowance for loan losses	$11,869	100.00%	$17,299	100.00%	$20,458	100.00%	$20,460	100.00%	$3,559	100.00%

The lower levels of allowance in 2012 and 2011 compared to 2010 and 2009 reflect a decrease in the size of our loan portfolio, an increase in the number of non-performing loans that were charged-off and reported at the fair value of the collateral less estimated selling costs and to a lesser extent, a slight improvement in the credit quality of our loan portfolio. Additionally, the Bank recorded charge-offs of $3.4 million in 2012 on a group of single family classified loans that were reclassified to “loans held for sale” as of December 31, 2012. This group of single family loans was sold for $7.9 million in a bulk sale completed in February 2013.

The following table sets forth the activity in our allowance for loan losses related to our loans held for investment for the years indicated.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance balance at beginning of year	$17,299	$20,458	$20,460	$3,559	$2,051

Charge-offs:
One-to-four units	(5,138)	(896)	(1,999)	(1,631)	—
Five or more units	(104)	(438)	(21)	(200)	—
Commercial real estate	(544)	(4,544)	(210)	—	—
Church	(1,354)	(3,787)	—	(667)	—
Commercial	—	(3,916)	(1,738)	(156)	—
Consumer	—	(1,843)	(504)	(74)	(3)

Total charge-offs	(7,140)	(15,424)	(4,472)	(2,728)	(3)

Recoveries:
One-to-four units	25	—	—	—	—
Five or more units	1	2	—	—	139
Commercial real estate	60	15	—	—	—
Church	15	4	—	—	—
Commercial	412	67	—	—	—
Consumer	7	24	5	—	—

Total recoveries	520	112	5	—	139

Provision charged to earnings	1,190	12,153	4,465	19,629	1,372

Allowance balance at end of year	$11,869	$17,299	$20,458	$20,460	$3,559

Net charge-offs (recoveries) to average loans, excluding loans held for sale	2.04%	3.85%	0.97%	0.64%	(0.04%)
Allowance for loan losses as a percentage of gross loans, excluding loans held for sale	4.51%	5.09%	5.08%	4.52%	1.06%
Allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale	44.09%	44.20%	54.53%	66.20%	157.62%
Allowance for loan losses as a percentage of total non-performing assets	26.23%	33.62%	44.03%	55.31%	102.77%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2012, our securities portfolio consisted of residential mortgage-backed securities and totaled $13.4 million, or 4% of total assets.

We classify investments as held-to-maturity or available-for-sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value. We currently have no securities classified as trading securities. On December 30, 2011, all of the held-to-maturity securities, which had a total carrying amount of $10.5 million, were transferred to the available-for-sale portfolio at fair value of $11.0 million.

During 2012, we sold $1.0 million of U.S federal agency bonds and recognized a gain of $50 thousand. There were no sales of securities during 2011.

The following table sets forth information regarding the carrying amount and fair values of our securities at the dates indicated.

	December 31,
	2012		2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Available-for-sale:
Residential mortgage-backed securities	$13,378	$13,378	$17,910	$17,910	$10,524	$10,524
U.S. Government and federal agency	—	—	1,069	1,069	—	—
Held-to-maturity:
Residential mortgage-backed securities	—	—	—	—	11,737	12,162
U.S. Government and federal agency	—	—	—	—	1,000	1,099

Total	$13,378	$13,378	$18,979	$18,979	$23,261	$23,785

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2012. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2012
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$—	—%	$—	—%	$2,430	4.10%	$10,948	2.97%	$13,378	3.17%

Total	$—	—%	$—	—%	$2,430	4.10%	$10,948	2.97%	$13,378	3.17%

At December 31, 2012, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.7 years.

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

We also open deposit accounts for customers in the United States through the Internet and deposit listing services, such as QwickRate. Internet and QwickRate deposits totaled $14.5 million and $68.9 million, respectively, at December 31, 2012 compared to $41.7 million and $52.0 million, respectively, at December 31, 2011. During 2011 and prior, we generated term certificates through the use of brokers and internet-based network deposits. We also participated in a deposit program called Certificate of Deposit Account Registry Service (“CDARS”), which is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The Bank no longer accepts CDARS deposits. At December 31, 2012, we had approximately $2.9 million in brokered deposits, of which $100 thousand were obtained through CDARS. This compared to $9.2 million in brokered deposits at December 31, 2011, of which $384 thousand were obtained through CDARS.

According to the C&D Orders received by the Company in September of 2010, we can no longer accept brokered deposits. Under applicable regulations, the term “brokered deposits” includes both deposits acquired through third party brokers and deposits that an institution solicits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the institution’s normal market area.

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2012.

	December 31, 2012
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$14,102	1.65%
Three to six months	21,222	1.14%
Six to twelve months	28,369	1.14%
Over twelve months	57,614	1.73%

Total	$121,207	1.48%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2012			2011			2010
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$18,980	6.90%	0.43%	$24,063	7.52%	0.41%	$27,701	7.16%	0.66%
Passbook deposits	36,530	13.28%	0.32%	38,177	11.93%	0.34%	37,574	9.71%	0.43%
NOW and other demand deposits	37,814	13.74%	0.07%	42,210	13.19%	0.09%	47,077	12.16%	0.22%
Certificates of deposit	181,849	66.08%	1.66%	215,611	67.36%	1.96%	274,641	70.97%	1.99%

Total	$275,173	100.00%	1.18%	$320,061	100.00%	1.40%	$386,993	100.00%	1.53%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2012, we had $79.5 million in FHLB advances and had the ability to borrow up to an additional $8.8 million based on available and pledged collateral.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2012	2011	2010
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$82,694	$86,967	$87,897
Maximum amount outstanding at any month-end during the year	$83,000	$87,000	$88,000
Balance outstanding at end of year	$79,500	$83,000	$87,000

Weighted average interest rate during the year	2.95%	3.10%	3.33%
Weighted average interest rate at end of year	2.67%	3.09%	3.24%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.85% at December 31, 2012. In September 2010, the Company stopped paying interest on the debentures. As disclosed below in “Regulation – Cease and Desist Orders” and in Note 2 “Going Concern, Regulatory Matters and Management’s Plans for Recapitalization of the Company” of the Notes to Consolidated Financial Statements, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the OCC. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by all of the Company’s assets. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is in default under the line of credit agreement. Under the terms of the cease and desist order issued to us and the Bank by the OTS, we are not permitted to make any payments on this senior line of credit, or to obtain dividends from the Bank for that purpose or any other purpose without the prior approval of the OCC. See “Item 7 Management’s Discussion and Analysis – Liquidity” in Part II of this Report for further information.

Market Area and Competition

Broadway Federal is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities. We have two banking offices in Los Angeles and one banking office located in the nearby City of Inglewood.

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

Personnel

At December 31, 2012, we had 73 employees, which consisted of 67 full-time and 6 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. We, as a savings and loan holding company, are regulated, examined and supervised by the FRB. The Bank is subject to regulation and examination by the OCC with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, including with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

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

Cease and Desist Orders

In March 2010, based on information obtained during a regulatory examination of the Bank, the Company and the Bank were determined to be “in troubled condition” and agreed to the issuance of cease and desist orders to them by the OTS effective September 9, 2010. We refer to these orders collectively as the “C&Ds.” The C&Ds, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, impose limitations on the Company and the Bank, including the following, among others:

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

The C&Ds also required that we develop and implement plans for improvement of various aspects of our business, including a plan for the Company to raise capital sufficient to enable the Bank to maintain a Tier 1 (Core) Capital ratio of at least 8.00% and a Total Risk-Based Capital ratio of at least 12% and plans for the Bank detailing how it would maintain such capital ratios, and how the Bank would address required corrective actions identified by the regulators in the course of their examination of the Bank, reduce the levels of its classified assets and improve the Bank’s liquidity and liquidity planning. The Bank was also required by the C&Ds to obtain an independent third party review of its loan portfolio and of its allowance for loan losses to assess whether the Bank’s allowance for loan losses methodology is consistent with regulatory requirements and guidance, and to reduce the Bank’s concentration of church loans.

Consistent with the C&D, we have taken actions to address the concerns expressed by the OTS, including the following:

•	Increased the Bank’s liquid assets to $77.7 million at December 31, 2012, from $50.6 million at December 31, 2011, $32.5 million at December 31, 2010 and $22.4 million at December 31, 2009;

•	Substantially reduced the Bank’s brokered deposits to $2.9 million at year-end 2012, from $9.2 million at year-end 2011, $18.2 million at year end 2010 and $101.0 million at year-end 2009;

•

Substantially revised the Bank’s loan underwriting and internal asset review procedures and other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board;

•

Developed and are pursuing a capital plan for increasing our common equity base, as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, the OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations. The FRB acquired the OTS’ authority over all savings and loan holding companies.

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

The Dodd-Frank Act also includes a provision that will change the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution’s capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OCC capital regulations require savings institutions to maintain “total capital” equal to 8.00% of risk-weighted assets. “Total capital” for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2012 and 2011, the general valuation allowance included in our supplementary capital was $3.2 million and $3.9 million, respectively. A savings institution’s supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution’s core capital.

At December 31, 2012, Broadway Federal exceeded each of these minimum capital requirements as shown in the following table:

	As of December 31,
	2012			2011
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$32,950	$32,950	$32,950	$30,997	$30,997	$30,997
Additional supplementary capital:
General valuation allowance	—	—	3,247	—	—	3,921
Disallowed mortgage servicing rights assets	(14)	(14)	(14)	(36)	(36)	(36)
Disallowed deferred tax assets	—	—	—	—	—	—

Regulatory capital balances	32,936	32,936	36,183	30,961	30,961	34,882
Minimum requirement	5,603	14,940	20,090	6,396	17,055	24,026

Excess over minimum requirement	$27,333	$17,996	$16,093	$24,565	$13,906	$10,856

(1)	Excluding accumulated other comprehensive income, net of taxes.

The current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, an international committee of central banks and bank supervisors and regulators. In December 2010, the Basel Committee published an agreement among its member country bank regulatory authorities to establish a new set of capital and other standards for major banking institutions, commonly referred to as Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain a Common Equity Tier 1 capital ratio, a Tier 1 capital ratio, and a Total capital ratio. The Common Equity Tier 1 capital ratio and Tier 1 capital ratio requirements would be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Common Equity Tier 1 capital ratio would be phased in incrementally over a four-year period commencing on January 1, 2014; and a “capital conservation buffer” requirement would be phased in incrementally between January 1, 2016 and January 1, 2019. Under proposed implementing regulations issued by the United States federal banking regulatory agencies in June 2012, which have not yet been finally adopted, the current United States bank capital standards would be revised to a requirement consisting of four fully phased-in minimum capital ratios: (1) a ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a Tier 1 capital to risk-weighted assets of 6.0%, (3) a Total capital to risk-weighted assets of 8% and (4) a “leverage ratio” of Tier 1 capital (with certain deductions) to average consolidated assets of 4%. For this purpose, Common equity Tier 1 capital will consist of common stock and related surplus. Total Tier 1 capital will include non-cumulative perpetual preferred stock. The rule proposal would also change the capital standards set forth in the capital category definitions used in the prompt corrective action regulations discussed below to refer to the new capital ratios and increasing the levels of capital required to be considered “well capitalized” under those regulations.

Prompt Corrective Action

Federal law provides a framework for the regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OCC regulations, generally, an institution is treated as well capitalized if its Total Risk-based capital ratio is 10% or greater, its Tier 1 Risk-based capital ratio is 6% or greater and its Leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.

The Bank was in compliance with all capital requirements in effect at December 31, 2012, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank met the minimum capital requirements under the cease and desist order at December 31, 2012. However, it did not meet the minimum capital requirements under the cease and desist order at December 31, 2011. Actual and normally required capital amounts and ratios at December 31, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$18,675	5.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	$15,067	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$25,112	10.00%	$30,135	12.00%
December 31, 2011:
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	36,039	12.00%

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 and the full amounts of all noninterest-bearing transaction accounts were insured through December 31, 2012.

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

As required by the Dodd-Frank Act, the FDIC adopted a new Deposit Insurance Fund restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated deposit insurance reserve ratio from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.

On February 7, 2011, as mandated by the Dodd-Frank Act, the FDIC approved a final rule that redefines the deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution. The new rate schedule and other revisions to the assessment rules became effective for the quarter beginning April 1, 2011.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates are determined quarterly. Beginning April 1, 2011 the assessment rates are based on the level of risk-based assets. Prior to April 2011, the assessment rates were based on deposit levels. As of December 31, 2012, the assessment rate was 0.0064%. These assessments will continue until the FICO bonds mature in 2017.

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

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $6.7 million for Broadway Federal at December 31, 2012, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2012, our largest aggregate amount of loans to one borrower totaled $4.5 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

Qualified Thrift Lender Test

The Home Owners Loan Act (“HOLA”) requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. Under the QTL test, a savings association is required to maintain at least 65% of its portfolio assets (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution’s failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2012, the Bank was in compliance with the QTL test requirements.

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

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Notes 2 and 16 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

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

ITEM 2.	PROPERTIES

We conduct our business through three branch offices and a corporate office. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 4800 Wilshire Boulevard, Los Angeles, which we sold and concurrently leased in 2012. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2012
				(In thousands)
Administrative/Loan Origination Center:
4800 Wilshire Blvd	Leased	2012	—	$—
Los Angeles, CA

Branch Offices:
4835 West Venice Blvd.	Building Owned	1965	2013	$32
Los Angeles, CA	on Leased Land

170 N. Market Street	Owned	1996	—	$627
Inglewood, CA
(Branch Office/Loan Service Center)

4001 South Figueroa Street	Owned	1996	—	$1,760
Los Angeles, CA

ITEM 3.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our allowance for loan losses as of December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC.” The table below shows the high and low sale prices for our common stock during the periods indicated.

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.73	$1.50	$3.20	$2.56
Low	$1.24	$1.25	$0.91	$0.63

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$2.80	$2.80	$2.23	$1.99
Low	$2.01	$2.10	$1.20	$1.30

The closing sale price for our common stock on the Nasdaq Capital Market on March 11, 2013 was $0.85 per share. As of March 11, 2013, we had 371 shareholders of record and 1,917,422 shares of common stock outstanding.

As discussed below, we stopped paying dividends in May 2010 in order to retain capital for reinvestment in the Company’s business. In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. However, pursuant to the C&Ds issued to the Company and the Bank in September 2010, neither the Company nor the Bank may declare or pay dividends or make other capital distributions, which term includes repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the FRB and OCC, respectively. In addition, we agreed in connection with our issuance of Series D and Series E Senior Preferred Stock to the U.S. Treasury that we would not pay cash dividends on our common stock at a quarterly rate greater than $0.05 per share, or redeem, purchase or acquire any of our common stock or other equity securities, without the prior approval of the U.S. Treasury while the Series D or Series E Senior Preferred Stock remain outstanding.

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 “Business – Regulation” and Notes 2 and 16 of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Long term incentive plan	25,000	$11.39	—
Stock option plan for outside directors	1,428	$10.49	—
2008 Long term incentive plan	148,750	$5.32	202,968
Equity compensation plans not approved by security holders:
None	—	—	—

Total	175,178	$6.23	202,968

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2011 and continuing through 2012, the U.S. economy has shown signs of a slow recovery from the recession which began in 2008. The national unemployment rate, while still at a high level, declined to 7.8% for December 2012, compared to 8.5% for December 2011. In Southern California where we operate, the unemployment rate remains higher at 9.8% for December 2012. In addition to the challenging economic environment, the regulation and oversight of our business changed significantly during 2011. As described in more detail in Item 1 “Regulation,” certain aspects of the Dodd-Frank Act have had and will continue to have an impact on us, including the combination on July 21, 2011 of our former primary banking regulator, the OTS, with the OCC, and transfer of the OTS’s responsibilities as regulator of savings and loan holding companies to the FRB, the imposition of consolidated holding company capital requirements and changes to deposit insurance assessments.

Total assets decreased during 2012 primarily due to a decrease in our loan portfolio, as loan repayments, foreclosures and charge-offs exceeded loan originations during the year. The decrease in our loan portfolio, including loans held for sale, consisted of a $25.4 million decrease in our five or more units residential real estate loan portfolio, a $13.5 million decrease in our commercial real estate loan portfolio, a $14.1 million decrease in our church loan portfolio, a $11.0 million decrease in our one-to-four family residential real estate loan portfolio, a $3.1 million decrease in our construction loan portfolio, a $3.1 million decrease in our commercial loan portfolio, and a $825 thousand decrease in our consumer loan portfolio.

Total deposits decreased during 2012, as we continued to allow maturing certificates of deposit and brokered deposits, including deposits obtained through the CDARS reciprocal deposit referral system, to run off as total assets declined. Since the end of 2011, FHLB borrowings decreased by $3.5 million while subordinated debentures and other borrowings remained unchanged.

Our net earnings for the year ended December 31, 2012 were $588 thousand, compared to net loss of $14.3 million for the same period a year ago, representing an improvement of $14.8 million. The increase from a net loss to net earnings was primarily due to lower provisions for loan losses, a $2.5 million gain on the sale of our headquarters building, lower provisions for losses on REO and loans held for sale and lower income tax provision expense for the year 2012.

Going Concern and Regulatory Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a tax sharing liability to its consolidated subsidiary that exceeds its available cash, the Company is in default under the terms of a $5 million line of credit with another financial institution lender in which the stock of its subsidiary bank, Broadway Federal Bank (the “Bank”) is held as collateral for the line of credit and the Company and the Bank are both under formal regulatory agreements. Furthermore, the Company and the Bank are not in compliance with these agreements but management believes that the recapitalization plan that the Company is pursing will allow it to address many of the areas of non-compliance. Failure to comply with these agreements exposes the Company and the Bank to further regulatory sanctions. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please also see Item 1, Business, Business Overview; Recent Developments.

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

	For the year ended December 31,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,559	$22	0.34%	$6,271	$14	0.22%
Federal Funds sold and other short-term investments	36,723	38	0.10%	17,881	14	0.08%
Investment securities	481	24	4.99%	1,000	50	5.00%
Residential mortgage-backed securities	14,946	467	3.12%	19,388	650	3.35%
Loans receivable (1)(2)	325,029	19,279	5.93%	397,402	24,376	6.13%
FHLB stock	3,939	61	1.55%	4,089	11	0.27%

Total interest-earning assets	387,677	$19,891	5.13%	446,031	$25,115	5.63%

Non-interest-earning assets	6,738			6,629

Total assets	$394,415			$452,660

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$18,980	$82	0.43%	$24,063	$98	0.41%
Passbook deposits	36,530	118	0.32%	38,176	129	0.34%
NOW and other demand deposits	37,814	27	0.07%	42,210	40	0.09%
Certificate accounts	181,849	3,019	1.66%	215,611	4,226	1.96%

Total deposits	275,173	3,246	1.18%	320,060	4,493	1.40%
FHLB advances	82,694	2,437	2.95%	86,967	2,699	3.10%
Junior subordinated debentures and other borrowings	11,000	743	6.75%	11,000	859	7.81%

Total interest-bearing liabilities	368,867	$6,426	1.74%	418,027	$8,051	1.93%

Non-interest-bearing liabilities	6,776			5,519
Shareholders’ Equity	18,772			29,114

Total liabilities and shareholders’ equity	$394,415			$452,660

Net interest rate spread (3)		$13,465	3.39%		$17,064	3.70%

Net interest rate margin (4)			3.47%			3.83%
Ratio of interest-earning assets to interest-bearing liabilities			105.10%			106.70%
Return on average assets			0.15%			(3.15%)
Return on average equity			3.13%			(48.96%)
Average equity to average assets ratio			4.76%			6.43%
Dividend payout ratio (5)			—			—

(1)	Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.
(2)	Amount excludes interest on non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(5)	Percentage is calculated based on dividends on common stocks divided by net earnings (loss) less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2012 Compared to Year ended December 31, 2011			Year ended December 31, 2011 Compared to Year ended December 31, 2010
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$1	$7	$8	$5	$(1)	$4
Federal funds sold and other short term investments	18	6	24	(3)	(6)	(9)
Investment securities, net	(26)	—	(26)	—	—	—
Mortgage backed securities, net	(141)	(42)	(183)	(216)	(48)	(264)
Loans receivable, net	(4,147)	(950)	(5,097)	(4,024)	(647)	(4,671)
FHLB stock	—	50	50	(1)	(7)	(8)

Total interest-earning assets	(4,295)	(929)	(5,224)	(4,239)	(709)	(4,948)

Interest-bearing liabilities:
Money market deposits	(22)	6	(16)	(22)	(62)	(84)
Passbook deposits	(5)	(6)	(11)	3	(37)	(34)
NOW and other demand deposits	(4)	(9)	(13)	(10)	(54)	(64)
Certificate accounts	(611)	(596)	(1,207)	(1,158)	(77)	(1,235)
FHLB advances	(129)	(133)	(262)	(31)	(200)	(231)
Junior subordinated debentures	—	12	12	—	(2)	(2)
Other borrowings	—	(128)	(128)	54	374	428

Total interest-bearing liabilities	(771)	(854)	(1,625)	(1,164)	(58)	(1,222)

Change in net interest income	$(3,524)	$(75)	$(3,599)	$(3,075)	$(651)	$(3,726)

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

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

Net Earnings (Loss)

We recorded net earnings of $588 thousand, or ($0.38) loss per diluted common share, for the year ended December 31, 2012, compared to net loss of ($14.3) million, or ($8.81) per diluted common share, for the year ended December 31, 2011. The increase from a net loss to net earnings was primarily due to lower provisions for loan losses, a $2.5 million gain on the sale of our headquarters building, lower provisions for losses on REO and loans held for sale and lower income tax provision expense for the year 2012.

Net Interest Income

For the year ended December 31, 2012, net interest income before provision for loan losses totaled $13.5 million, down $3.6 million, or 21%, from $17.1 million of net interest income before provision for loan losses for the year ended December 31, 2011. The $3.6 million decrease in net interest income primarily resulted from a $58.4 million decrease in average interest-earning assets and a 36 basis point decrease in net interest margin.

Interest income decreased $5.2 million, or 21%, to $19.9 million for the year 2012 from $25.1 million for the year 2011. The decrease in interest income was primarily due to a $72.4 million decrease in the average balance of loans receivable from $397.4 million for the year 2011 to $325.0 million for the year 2012, which resulted in a $4.1 million reduction in interest income. Additionally, the average yield on loans decreased from 6.13% for the year 2011 to 5.93% for the year 2012, which resulted in a $950 thousand reduction in interest income. The decrease in the average yield on loans was primarily a result of continued high levels of non-performing loans, payoffs of loans with rates higher than the average yield on the loan portfolio, and lower rates on loan originations as a result of the low interest rate environment.

Interest expense decreased $1.6 million, or 20%, to $6.4 million for the year 2012 from $8.1 million for the year 2011. The decrease in interest expense was primarily attributable to a $44.9 million decrease in the average balance of deposits from $320.1 million for the year 2011 to $275.2 million for the year 2012, which resulted in a $642 thousand reduction in interest expense. Additionally, the average cost of deposits decreased from 1.40% for the year 2011 to 1.18% for the year 2012, which resulted in a $605 thousand reduction in interest expense. The decrease in the average cost of deposits reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. Also contributing to the decrease in interest expense during 2012 was lower average balance and average cost of FHLB advances. The average balance of FHLB advances decreased $4.3 million, from $87.0 million for the year 2011 to $82.7 million for the year 2012, which resulted in a $129 thousand decrease in interest expense. The average cost of FHLB advances decreased 15 bps, from 3.10% for the year 2011 to 2.95% for the year 2012, which resulted in a $133 thousand decrease in interest expense. The decrease in the average cost of FHLB advances was primarily due to the restructuring of $20.0 million of FHLB advances.

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

For the year 2012, the provision for loan losses totaled $1.2 million, down $11.0 million, from a year ago. The decrease in the provision for loan losses for the year 2012 was primarily due to a $76.7 million decrease in our gross loan portfolio and an $8.3 million decrease in charge-offs.

At December 31, 2012 our allowance for loan losses was $11.9 million, or 4.51% of our loans receivable held for investment, compared to $17.3 million, or 5.09% of our gross loans, at year-end 2011. The decrease in the allowance for loan losses reflects the decrease in the size of our loan portfolio, the general stabilizing trend in overall asset quality we have experienced throughout 2012 as total delinquencies and charge-offs have continued a downward trend and the changes in the loss factors applied to the loan portfolio segments as a result of the application of a migration to loss analysis in determining our historical loss rates and the reassessment of qualitative risk factors for loans with no history of payment problems. Changes in the loss factors applied to the loan portfolio segments resulted in a $2.4 million decrease in the allowance for loan losses during 2012. Non-impaired loans decreased $64.7 million from $283.5 million at December 31, 2011 to $218.8 million at December 31, 2012, resulting in a decrease in the allowance for loan losses of $3.4 million during 2012.

The ratio of the allowance for loan losses to non-performing loans, excluding loans held for sale, increased to 44.09% at December 31, 2012, compared to 44.20% at year-end 2011. We update our estimates of collateral values on non-performing loans every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs. Therefore certain losses inherent in our non-performing loans are being recognized through charge-off periodically. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. As of December 31, 2012, 70% of our non-performing loans had already been written down to their estimated fair value less estimated selling costs. The remaining 30% of NPLs are reported at cost as the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Loan charge-offs during 2012 were $7.1 million, or 2.20% of average loans, compared to $15.4 million, or 3.88% of average loans, during 2011. Of the $7.1 million of charge-offs, $1.0 million were reserved for at year-end 2011. The remaining $6.1 million of charge-offs were reserved for during 2012 and were primarily related to loans that became impaired during 2012 and required write-downs based on recent valuations of the underlying collateral. Charge-offs in one-to-four family residential real estate loans totaled $5.1 million and represented 72% of charge-offs during 2012. Charge-offs in church loans totaled $1.4 million and represented 19% of charge-offs during 2012. Charge-offs in commercial real estate loans totaled $544 thousand and represented 8% of charge-offs during 2012. Charge-offs in five or more unit residential real estate loans totaled $104 thousand and represented 1% of charge-offs during 2012. Of the $5.1 million of charge-offs in one-to-four family residential real estate loans, $3.4 million was attributable to the fair value write down of 30 classified loans that were transferred to loans held for sale in 2012, and subsequently sold in February 2013.

Impaired loans at December 31, 2012 were $44.4 million, compared to $56.3 million at December 31, 2011. Specific reserves for impaired loans were $2.7 million, or 6.16% of the aggregate impaired loan amount at December 31, 2012, compared to $3.9 million, or 7.00%, at December 31, 2011. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 4.18% at December 31, 2012, compared to 4.71% at December 31, 2011.

We performed an impairment analysis for all non-performing and restructured loans, and established specific reserves for impaired loans of $2.7 million at December 31, 2012. Of the $2.7 million specific reserves at December 31, 2012, $368 thousand was related to $1.2 million of loans that are non-performing. Additionally, we recorded $2.4 million of specific reserves for impairment related to $17.5 million of accruing loans that were modified in troubled debt restructurings. On $13.6 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off. The remaining $12.1 million of impaired loans were written down to fair value after charge-offs of $10.0 million were recorded during 2012 and in prior periods.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2012, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations. The provisions for loan losses and corresponding allowance for loan losses in these financial statements contained in Part 1, Item 8 of this Form 10-K reflect judgments by the OCC made during its supervisory examination of our Bank completed in July 2012.

Non-Interest Income

Non-interest income for the year 2012 increased $2.4 million from $713 thousand in 2011 to $3.1 million in 2012. The increase primarily reflects a $2.5 million gain on the sale of our headquarters building and a $257 thousand increase in net gains on sales of REO. Partially offsetting these increases were lower service charges, lower loan servicing fee income and higher losses on sales of loans for the year 2012. Service charges decreased by $99 thousand in 2012 primarily due to the decrease in deposits. Loan servicing fees decreased in 2012 primarily due to $51 thousand lower servicing fee income and $137 thousand higher amortization expense on our mortgage servicing rights asset resulting from payoffs and payments on loans sold to or serviced for investors. During 2012, we sold certain delinquent and non-performing loans, primarily commercial real estate and church loans, totaling $2.9 million and recorded a loss of $253 thousand.

Non-Interest Expense

Non-interest expense for the year 2012 decreased $4.0 million from $18.0 million in 2011 to $14.0 million in 2012. A large portion of the decrease was from lower provisions for losses on REO and loans held for sale, which decreased a total of $3.1 million from $4.2 million in 2011 to $1.1 million in 2012. The provisions for losses decreased as recent valuations of the underlying collateral securing our non-performing loans held for sale and REO properties reflected steady values or a slower rate of depreciation than in 2011. Other significant decreases in non-interest expense include a $302 thousand decrease in compensation and benefits expense, a $270 thousand decrease in FDIC insurance premium expense resulting from lower deposits, a $157 thousand decrease in professional services expense and a $148 thousand decrease in occupancy expense.

Income Taxes

Income tax expense totaled $829 thousand for 2012 and $1.8 million for 2011. In 2012, the Company reported income tax expense equal to an effective tax rate of 58.50%, due to an increase in the valuation allowance related to the projected utilization of the Company’s federal and state deferred tax assets. In 2011, the Company recorded a tax expense despite having a pre-tax loss. The tax expense in 2011 reflected the impact of tax provision true-ups and an increase in the valuation allowance related to the projected utilization of its federal and state deferred tax assets. The increases in the valuation allowance against our federal and state deferred tax assets during 2012 and 2011 were due to the Company’s inability to project sufficient future taxable income. See Note 1 “Summary of Significant Accounting Policies” and Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Comparison of Financial Condition at December 31, 2012 and 2011

Total Assets

Total assets were $373.7 million at December 31, 2012, which represented a decrease of $40.0 million, or 10%, from December 31, 2011. During 2012, net loans held for investment decreased by $71.0 million, securities decreased by $5.6 million, office properties and equipment decreased by $2.0 million and deferred tax assets decreased by $850 thousand, while cash and cash equivalents increased by $32.8 million, loans held for sale increased by $6.1 million and REO increased by $1.5 million.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limit the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $76.7 million to $263.1 million at December 31, 2012 from $339.8 million at December 31, 2011, as loan repayments, foreclosures and charge-offs exceeded loan originations during 2012. The decrease in our loan portfolio consisted of a $24.8 million decrease in our five or more units residential real estate loan portfolio, an $18.9 million decrease in our one-to-four family residential real estate loan portfolio, a $13.1 million decrease in our commercial real estate loan portfolio, a $12.8 million decrease in our church loan portfolio, a $3.1 million decrease in our construction loan portfolio, a $3.1 million decrease in our commercial loan portfolio, and a $825 thousand decrease in our consumer loan portfolio.

Loan originations for the year ended December 31, 2012 totaled $20.5 million, compared to $5.1 million for the year ended December 31, 2011. Loan repayments for the year ended December 31, 2012 totaled $70.6 million, compared to $40.6 million for the comparable period in 2011. The increase in loan repayments was primarily attributable to a higher level of refinancings by borrowers who could take advantage of historically low interest rates and new financing opportunities in the stabilized commercial and single family markets. Loan charge-offs during 2012 totaled $7.1 million, compared to $15.4 million of charge-offs during 2011. Loans transferred to REO during 2012 totaled $9.8 million, compared to $9.3 million during 2011. Loans transferred to loans held for sale during 2012 totaled $9.7 million, compared to $2.5 million of loans transferred to loans held for sale during 2011.

Loans Receivable Held for Sale

Loans held for sale increased from $13.0 million at December 31, 2011 to $19.1 million at December 31, 2012. The $6.1 million increase during 2012 was primarily due to the transfer of $9.7 million of classified loans from the held for investment loan portfolio to the held for sale portfolio. This transfer included substantially all of the Bank’s non-performing single-family residential loans, which were subsequently sold in February 2013. During 2012, nonperforming loans sales totaled $2.9 million, compared to $1.3 million during 2011. Loan repayments during 2012 totaled $450 thousand, compared to $3.6 million during 2011. Loans held for sale that were transferred to REO during 2012 totaled $334 thousand, compared to $1.5 million during 2011.

Real Estate Owned

During 2012, REO increased by $1.5 million to $8.2 million at December 31, 2012, from $6.7 million at December 31, 2011. At December 31, 2012 the Bank’s REO consisted of thirteen commercial real estate properties, five of which are church buildings. During 2012, fifteen loans totaling $10.2 million were foreclosed and transferred to REO. As part of our efforts to reduce non-performing assets, fifteen REO properties were sold for total proceeds of $7.8 million and a corresponding net gain of $292 thousand was recorded during 2012.

Deposits

Deposits totaled $257.1 million at December 31, 2012, down $37.6 million, or 13%, from year-end 2011. This reflects our efforts to improve our net interest margin by reducing higher costing certificates of deposit. During 2012, core deposits (NOW, demand, money market and passbook accounts) decreased by $11.1 million and represented 34% of total deposits at December 31, 2012, compared to 33% of total deposits at December 31, 2011. Our certificates of deposit (“CDs”) decreased by $26.5 million during 2012 and represented 66% of total deposits at December 31, 2012, compared to 67% of total deposits at December 31, 2011. Of the $26.5 million decrease in CDs during 2012, $6.3 million were from brokered deposits. At December 31, 2012, brokered deposits represented 1% of total deposits, compared to 3% of total deposits at December 31, 2011.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, prohibits the Bank from increasing the amount of its brokered deposits.

Borrowings

At December 31, 2012, borrowings consisted of advances from the FHLB of $79.5 million, junior subordinated debentures of $6.0 million and other borrowings of $5.0 million. During 2012, FHLB borrowings decreased by $3.5 million while subordinated debentures and other borrowings remained unchanged. At December 31, 2012 and 2011, FHLB advances were 21% and 20%, respectively, of total assets, and the weighted average cost of advances at those dates was 2.67% and 3.09%, respectively. The decrease in the weighted average cost of advances primarily resulted from the restructuring of $13.5 million of advances in the second quarter of 2012 and $6.5 million of advances in the fourth quarter of 2012.

Shareholders’ Equity

Shareholders’ equity was $18.0 million, or 4.82% of the Company’s total assets, at December 31, 2012, compared to $18.3 million, or 4.42% of the Company’s total assets, at December 31, 2011. At December 31, 2012, the Bank’s Total Risk-Based Capital ratio was 14.41%, its Tier 1 Risk-Based Capital ratio was 13.12%, and its Core Capital and Tangible Capital ratios were 8.82%. The Company is currently pursuing a Recapitalization Plan, described under “Capital Resources” below to increase equity capital and reduce debt and senior securities to further strengthen the Company’s capital ratios, and position the Bank for future growth.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but by July 2015 the Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. These requirements must be no less than those to which insured depository institutions are currently subject to. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business-Regulation” and in Notes 2 and 16 of the Notes to Consolidated Financial Statements.

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

On December 8, 2009, the Company issued 6,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, to the U.S. Treasury Department for gross proceeds of $6.0 million. The sale of the Series E Preferred Stock was made pursuant to the U.S. Treasury Department’s TARP Capital Purchase Program. The warrant was subsequently retired without cost because of our status as a Certified Community Development Financial Institution.

We are pursuing our comprehensive recapitalization plan to improve the Company’s capital structure. To date, we:

•

Have obtained the agreement of the U.S. Treasury Department to exchange the shares of our Series D and E Fixed Rate Cumulative Perpetual Preferred Stock held by it for our common stock (or initially equivalents) at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock;

•

Have obtained the agreement of the holder of our Series A Perpetual Preferred Stock to exchange its holdings for common stock (or initially equivalents) at a discount of 50% of the liquidation amount, subject to documentation and certain terms and conditions and have reached agreements in principle with the holders of our Series B and Series C Preferred Stock regarding exchanges of their holdings for common stock (or initially equivalents) on a similar basis;

•

Have reached an agreement in principle with our senior bank lender regarding exchange of a portion of the $5 million outstanding amount borrowed under our line of credit, which is currently in default, for common stock (or initially equivalents) at 100% of the face amount to be exchanged; forgiveness of the accrued interest on the entire amount of the line of credit to the date of the exchange; and amending our credit agreement for the remainder of the facility that would be outstanding after the exchange.

The conditions to each of the above proposed exchanges include that we concurrently complete private placements or other sales of our new shares of common stock. Based on the agreements in principle that we have reached, we anticipate that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.8 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. The 17.8 million new shares of common stock exceed the Company’s current unissued and authorized shares. We plan to seek existing shareholders approval to increase the Company’s authorized shares, and issue the shares as replacements for the equivalents issued in the exchanges at the closing for the recapitalization.

There can be no assurance our recapitalization plan will be achieved on the currently contemplated terms, or at all. If we are unable to raise capital, we plan to continue to shrink assets and decrease NPAs, and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank.

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

Net cash inflows from operating activities totaled $6.0 million and $21.5 million during 2012 and 2011, respectively. Net cash inflows from operating activities for 2012 were primarily attributable to proceeds from sales of loans receivable held for sale and interest payments received on loans and securities.

Net cash inflows from investing activities totaled $67.7 million and $45.3 million during 2012 and 2011, respectively. Net cash inflows from investing activities for 2012 were attributable primarily to principal repayments on loans and securities, proceeds from the sales of REOs and proceeds from sale of the headquarters building.

Net cash outflows from financing activities totaled $41.0 million and $57.2 million during 2012 and 2011, respectively. Net cash outflows from financing activities for 2012 were attributable primarily to net decreases in deposits and FHLB advances.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions. Conversely, when the Bank has fewer funds than required, the Bank may borrow funds from the FHLB. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and hold sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of year-end 2012, to borrow an additional $8.8 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in securities available-for-sale that are not pledged. The Bank’s liquid assets at December 31, 2012 consisted of $64.4 million in cash and cash equivalents and $11.9 million in securities available-for-sale that are not pledged, compared to $31.6 million in cash and cash equivalents and $17.4 million in securities available-for-sale that are not pledged at December 31, 2011.

The Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The liability was partially settled pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012, which settlement consumed the Company’s operating cash. During the second half of 2012, the Company sold 172,857 shares of its common stock held as treasury shares to certain directors and officers for $200,000. This capital was retained by the Company to help pay operating expenses.

Our ability to service our debt obligations and pay dividends and holding company expenses is dependent primarily on the recapitalization plan discussed herein under the caption “Capital Resources”. The Company’s debt obligations, which are included in other borrowings, are described below.

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.85% at December 31, 2012. The Company stopped paying interest on the debentures in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has declined to extend the forbearance agreement. Further information regarding this borrowing is included in Note 11 “Junior Subordinated Debentures and Other Borrowings” of the Notes to Consolidated Financial Statements.

Due to the current regulatory cease and desist order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in Notes 2 and 11 of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

Off-Balance-Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments and lease commitments as described below.

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

The following table details our contractual obligations at December 31, 2012.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$95,745	$60,268	$13,742	$213	$169,968
FHLB advances	—	36,000	43,500	—	79,500
Junior subordinated debentures	—	6,000	—	—	6,000
Other borrowings	5,000	—	—	—	5,000
Commitments to originate loans	141	—	—	—	141
Commitments to fund unused lines of credit	—	81	—	318	399
Operating lease obligations	339	398	467	893	2,097

Total contractual obligations	$101,225	$102,747	$57,709	$1,424	$263,105

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $9.0 million was required as of December 31, 2012, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $8.2 million and net deferred tax assets of $850 thousand as of December 31, 2011. The decrease in net deferred tax assets from $850 thousand at December 31, 2011 to $0 at December 31, 2012 was due to the Company’s inability to project future taxable income to be able to utilize its deferred tax assets and the execution of a tax planning strategy in 2012. See Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Evaluation of disclosure controls and procedures

As of December 31, 2012, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and Interim CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

With the participation of the Company’s CEO and Interim CFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw	/s/ Brenda Battey
Wayne-Kent A. Bradshaw	Brenda Battey
Chief Executive Officer	Interim Chief Financial Officer

Los Angeles, CA	Los Angeles, CA
April 1, 2013	April 1, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors”, “Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 Annual Meeting of Shareholders (the “Company’s Proxy Statement”).

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

(b)	List of Exhibits

Exhibit Number*
2.1	Plan of Conversion, including Certificate of Incorporation and Bylaws of the Registrant and Federal Stock Charter and Bylaws of Broadway Federal (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1, No. 33-96814, filed by Registrant on November 13, 1995)

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)

3.2	Bylaws of Registrant (contained in Exhibit 2.1)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)

4.3	Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)

4.4	Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

Exhibit Number*
4.5	Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.7	Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

4.8	Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)

4.9	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

4.11	Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)

4.12	Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

10.6	Broadway Financial Corporation Stock Option Plan for Outside Directors (Exhibit 99.1 to Form S-8, No. 333-17331, filed by the Registrant on December 5, 1996)

10.7	Broadway Financial Corporation Long Term Incentive Plan (Exhibit 99.2 to Form S-8, No. 333-17331, filed by the Registrant on December 5, 1996)

10.8	Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit A to proxy statement filed by Registrant on Schedule 14A on November 17, 2009)

10.9	Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.9 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.10	First Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.10 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2004)

10.11	Second Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.11 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.12	Third Amendment to Stock Purchase Agreement Among Cathay General Bancorp, Broadway Financial Corporation and Broadway Federal Bank (Exhibit 10.12 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2005)

10.13	Preferred Stock Purchase Agreement Between Broadway Financial Corporation and National Community Investment Fund (Exhibit 10.1 to Form 8-K filed by the Registrant on April 6, 2006)

10.14	Deferred Compensation Plan (Exhibit 10.14 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.15	Salary Continuation Agreement Between Broadway Federal Bank and Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)

10.16	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)

10.17	Letter Agreement, dated December 4, 2009, which includes the Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.1 to Form 8-K filed by the Registrant on December 9, 2009)

10.18	Business Loan Agreement between Broadway Financial Corporation and Nara Bank, dated July 31, 2009 (Exhibit 10.18 to Form 10-K filed by the Registrant for the fiscal year ended December 31, 2009)

Exhibit Number*
10.19	Exchange Agreement by and between Broadway Financial Corporation and The United States Department of the Treasury

10.20	Exchange Agreement by and among Broadway Financial Corporation, the Insurance Exchange of the Automobile Club, and the Automobile Club of Southern California

10.21	Stock Purchase Agreements Between Broadway Financial Corporation and its Directors and Officers

21.1	List of Subsidiaries (Exhibit 21.1 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2007)

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Financial Corporation, Order No.: WN-10-026, effective September 9, 2010 (Exhibit 99.1 to Form 8-K filed by the Registrant on September 16, 2010)

99.2	Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Federal Bank, f.s.b., Order No.: WN-10-025, effective September 9, 2010 (Exhibit 99.2 to Form 8-K filed by the Registrant on September 16, 2010)

99.3	Certification of Chief Executive Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

99.4	Certification of Chief Financial Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.
**	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer
Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw	Date: April 1, 2013
Wayne-Kent A. Bradshaw
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Brenda Battey	Date: April 1, 2013
Brenda Battey
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Virgil P. Roberts	Date: April 1, 2013
Virgil P. Roberts
Chairman of the Board

/s/ Kellogg Chan	Date: April 1, 2013
Kellogg Chan
Director

/s/ Robert C. Davidson, Jr.	Date: April 1, 2013
Robert C. Davidson, Jr.
Director

/s/ Javier Leon	Date: April 1, 2013
Javier Leon
Director

/s/ Albert Odell Maddox	Date: April 1, 2013
Albert Odell Maddox
Director

/s/ Daniel A. Medina	Date: April 1, 2013
Daniel A. Medina
Director

/s/ Paul C. Hudson	Date: April 1, 2013
Paul C. Hudson
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Broadway Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has a tax sharing liability to its consolidated subsidiary that exceeds its available cash, the Company is in default under the terms of a $5 million line of credit with another financial institution lender in which the stock of its subsidiary bank, Broadway Federal Bank (the “Bank”) is held as collateral for the line of credit and the Company and the Bank are both under formal regulatory agreements. Furthermore, the Company and the Bank are not in compliance with these agreements and the Company’s and the Bank’s capital plan that was submitted under the agreements has been preliminarily approved subject to completion of its recapitalization. Failure to comply with these agreements exposes the Company and the Bank to further regulatory sanctions that may include placing the Bank into receivership. These matters raise substantial doubt about the ability of Broadway Financial Corporation to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Sacramento, California
April 1, 2013

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
	(In thousands, except share and per share)
Assets
Cash	$13,420	$12,127
Federal funds sold	50,940	19,470

Cash and cash equivalents	64,360	31,597
Securities available-for-sale, at fair value	13,378	18,979
Loans receivable held for sale, at lower of cost or fair value	19,051	12,983
Loans receivable held for investment, net of allowance of $11,869 and $17,299	251,723	322,770
Accrued interest receivable	1,250	1,698
Federal Home Loan Bank (FHLB) stock	3,901	4,089
Office properties and equipment, net	2,617	4,626
Real estate owned	8,163	6,699
Bank owned life insurance	2,688	2,609
Investment in affordable housing limited partnership	1,528	1,675
Deferred tax assets	0	850
Other assets	5,034	5,162

Total assets	$373,693	$413,737

Liabilities and shareholders’ equity
Liabilities:
Deposits	$257,071	$294,686
FHLB advances	79,500	83,000
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Accrued interest payable	1,941	1,302
Dividends payable	2,104	1,219
Advance payments by borrowers for taxes and insurance	711	813
Other liabilities	3,359	3,441

Total liabilities	355,686	395,461

Commitments and Contingencies (Notes 8 and 17)
Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at December 31, 2012 and 2011; liquidation preference of $10,262 at December 31, 2012 and $9,731 at December 31, 2011	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at December 31, 2012 and 2011; liquidation preference of $6,842 at December 31, 2012 and $6,488 at December 31, 2011	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at December 31, 2012 and 2011; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at December 31, 2012 and 2011	3,657	3,657
Preferred stock discount	(598)	(994)
Common stock, $.01 par value, authorized 8,000,000 shares at December 31, 2012 and 2011; issued 2,013,942 shares at December 31, 2012 and 2011; outstanding 1,917,422 shares at December 31, 2012 and 1,744,565 shares at December 31, 2011	20	20
Additional paid-in capital	8,895	10,824
Accumulated deficit	(7,988)	(7,295)
Accumulated other comprehensive income, net of taxes of $400 at December 31, 2012 and 2011	318	571
Treasury stock-at cost, 96,520 shares at December 31, 2012 and 269,377 shares at December 31, 2011	(1,234)	(3,444)

Total shareholders’ equity	18,007	18,276

Total liabilities and shareholders’ equity	$373,693	$413,737

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$19,279	$24,376
Interest on mortgage-backed securities and other securities	491	700
Other interest income	121	39

Total interest income	19,891	25,115

Interest Expense:
Interest on deposits	3,246	4,493
Interest on borrowings	3,180	3,558

Total interest expense	6,426	8,051

Net interest income before provision for loan losses	13,465	17,064
Provision for loan losses	1,190	12,153

Net interest income after provision for loan losses	12,275	4,911

Non-Interest Income:
Service charges	593	692
Loan servicing fees, net	(175)	13
Net losses on sale of loans	(253)	(88)
Net gains (losses) on sales of REO	292	(35)
Gain on sale of office properties and equipment	2,523	0
Gain on sale of securities	50	0
Other	103	131

Total non-interest income	3,133	713

Non-Interest Expense:
Compensation and benefits	6,239	6,541
Occupancy expense, net	1,288	1,436
Information services	882	868
Professional services	692	962
(Recapture) provision for losses on loans held for sale	(84)	1,612
Provision for losses on REO	1,218	2,654
FDIC insurance	860	1,017
Office services and supplies	447	539
Other	2,449	2,408

Total non-interest expense	13,991	18,037

Income (loss) before income taxes	1,417	(12,413)
Income tax expense	829	1,842

Net income (loss)	$588	$(14,255)

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available for sale	$(203)	$532
Reclassification of net gains included in net income	(50)	0
Income tax effect	0	(224)

Other comprehensive (loss) income, net of tax	(253)	308

Comprehensive income (loss)	$335	$(13,947)

Net income (loss)	$588	$(14,255)
Dividends and discount accretion on preferred stock	(1,281)	(1,114)

Loss available to common shareholders	$(693)	$(15,369)

Loss per common share-basic	$(0.38)	$(8.81)

Loss per common share-diluted	$(0.38)	$(8.81)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$18,594	$(1,380)	$20	$10,740	$8,074	$263	$(3,451)	$32,860
Net loss for the year ended December 31, 2011	0	0	0	0	(14,255)	0	0	(14,255)
Unrealized gain on securities available-for-sale, net of tax	0	0	0	0	0	308	0	308
Treasury stock used for vested stock awards	0	0	0	(2)	0	0	7	5
Cash dividends accrued ($50 per senior preferred share of Series D)	0	0	0	0	(431)	0	0	(431)
Cash dividends accrued ($50 per senior preferred share of Series E)	0	0	0	0	(297)	0	0	(297)
Stock-based compensation expense	0	0	0	86	0	0	0	86
Accretion of preferred stock discount	0	386	0	0	(386)	0	0	0

Balance at December 31, 2011	18,594	(994)	20	10,824	(7,295)	571	(3,444)	18,276
Net income for the year ended December 31, 2012	0	0	0	0	588	0	0	588
Unrealized loss on securities available-for-sale, net of tax	0	0	0	0	0	(253)	0	(253)
Treasury stock issued to certain directors and senior officers	0	0	0	(2,010)	0	0	2,210	200
Cash dividends accrued ($50 per senior preferred share of Series D)	0	0	0	0	(450)	0	0	(450)
Cash dividends accrued ($50 per senior preferred share of Series E)	0	0	0	0	(300)	0	0	(300)
Interest in unpaid dividends	0	0	0	0	(135)	0	0	(135)
Stock-based compensation expense	0	0	0	81	0	0	0	81
Accretion of preferred stock discount	0	396	0	0	(396)	0	0	0

Balance at December 31, 2012	$18,594	$(598)	$20	$8,895	$(7,988)	$318	$(1,234)	$18,007

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$588	$(14,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,190	12,153
(Recapture) provision for losses on loans held for sale	(84)	1,612
Provision for losses on REO	1,218	2,654
Depreciation	306	501
Net amortization of deferred loan origination costs	140	45
Net amortization of premiums on mortgage-backed securities	57	96
Amortization of investment in affordable housing limited partnership	147	325
Stock-based compensation expense	81	86
Earnings on bank owned life insurance	(79)	(87)
Gain on sale of office properties and equipment	(2,523)	0
Gain on sale of securities	(50)	0
Net (gains) losses on sales of REO	(292)	35
Net losses on sales of loans	253	88
Net change in:
Accrued interest receivable	448	518
Deferred tax assets	850	4,295
Other assets	128	(3,176)
Accrued interest payable	639	752
Other liabilities	(82)	128

Net cash provided by operating activities	2,935	5,770

Cash flows from investing activities:
Net change in loans receivable held for investment	50,233	35,904
Proceeds from sales and principal repayments of loans receivable held-for-sale	3,097	15,746
Available-for-sale securities:
Sales	1,050	0
Maturities, prepayments and calls	4,291	2,511
Held-to-maturity securities:
Maturities, prepayments and calls	0	2,207
Proceeds from sales of REO	7,760	4,727
Net redemption of Federal Home Loan Bank stock	188	0
Proceeds from sale of office properties and equipment	4,237	0
Additions to office properties and equipment	(11)	(33)

Net cash provided by investing activities	70,845	61,062

Cash flows from financing activities:
Net change in deposits	(37,615)	(53,759)
Proceeds from Federal Home Loan Bank advances	29,500	9,500
Repayments on Federal Home Loan Bank advances	(33,000)	(13,500)
Reissuance of treasury stock	200	5
Net change in advance payments by borrowers for taxes and insurance	(102)	541

Net cash used in financing activities	(41,017)	(57,213)

Net change in cash and cash equivalents	32,763	9,619
Cash and cash equivalents at beginning of the year	31,597	21,978

Cash and cash equivalents at end of the year	$64,360	$31,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,787	$7,299
Cash paid for income taxes	3	980
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$9,817	$9,289
Transfers of loans receivable held for sale to REO	334	1,526
Transfers of loans receivable from loans receivable held for investment to loans receivable held-for-sale	9,667	2,544
Transfers of securities from held-to-maturity securities to available-for-sale securities	0	10,525

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2012, the Bank operated three retail-banking offices in Southern California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, accrued interest receivable, other assets, deferred income taxes, other liabilities, and advance payments by borrowers for taxes and insurance.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Loans Receivable Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Also included in loans held for sale at December 31, 2012 were 30 non-performing loans secured by one-to-four units which were transferred from loans held for investment at the lower of cost or fair value, less estimated selling costs. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Loans Receivable Held for Investment

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

December 31, 2012 and 2011

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

Impairment is measured on a loan-by-loan basis. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

During 2012, we refined our historical loss rate calculation with the use of a migration to loss analysis, and re-assessed the application of the qualitative factors noted above for purposes of allocating the allowance for loan losses by loan category. As a result of our updated loss analyses, we modified certain general reserve rate percentages at December 31, 2012 to reflect our current estimates of the amount of probable incurred losses in our loan portfolio in determining our general valuation allowances.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

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

One to Four Units - Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Five or More Units - Subject to adverse various market conditions that cause a decrease in market value or lease rates; change in personal funding sources for tenants; oversupply of units in a specific region; a shift in population; reputational risks.

Commercial Real Estate - Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates; decreases in the value of underlying collateral.

Church - Subject to adverse economic and employment conditions leading to reduced cash flows from members donations and offerings; the stability, quality and popularity of church leadership.

Construction - Subject to adverse conditions in the local economy which may lead to reduced demand for new commercial, multi-family or single-family buildings or reduced lease or sale opportunities once the building is complete.

Commercial - Subject to industry conditions including decreases in product demand; intangible value of a professional sports franchise.

Consumer - Subject to adverse employment conditions in the local economy which may lead to higher default rate.

Real Estate Owned

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

December 31, 2012 and 2011

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

Retirement Plans

Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service. The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is shown as a reduction of shareholders’ equity. There were no share issued to the ESOP that were not allocated to participants at December 31, 2012. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings or increase accumulated deficit; dividends on unearned ESOP shares reduce debt and accrued interest, if any.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

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

The Series D and Series E preferred stock are cumulative and non-voting perpetual preferred stock with a par value of $0.01 per share and a liquidation preference of $1 thousand per share. Series D and E preferred stocks accrue cumulative compounding dividends at the rate of 5% of their liquidation preference per year for the first five years after issuance and 9% per year thereafter. Accretion of discount on preferred stock is shown as a reduction of retained earnings.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that any such matters existed as of the balance sheet date that would have a material effect on the consolidated financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2012, the amount of cash reserves with Federal Reserve Bank was $2.6 million.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its holding company or by the holding company to its shareholders. (See Notes 2 and 16 for more specific disclosure.)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in this report. For the years ended 2012 and 2011, the Company had one active operating subsidiary, Broadway Federal Bank. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net earnings or shareholders’ equity.

New Accounting Standards

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on it financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, adoption of ASU 2013-02 will have on its consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 2 – Going Concern, Regulatory Matters and Management’s Plans for Recapitalization of the Company

Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, and realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan. The following discussion describes matters that raise substantial doubt about the Company’s ability to continue as a going concern as well as management’s plans for responding to these matters.

Holding Company Liquidity

The Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The Company used its cash available at the holding company level to pay a substantial portion of this liability pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012 and does not have cash available to pay its operating expenses. Additionally, the Company is deferring interest payments on its Floating Rate Junior Subordinated Debentures that mature in March 17, 2014, and is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 11).

The Company’s principal source of funds for the payment of operating expenses, as well as for the declaration and payment of dividends, is dividends received from the Bank. OCC regulations limit the amount of dividends that may be paid by the Bank without prior approval of the OCC. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Based on the above limitation and further regulatory restrictions on dividends described below, the Bank may not declare dividends during the year 2013 without OCC approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations noted above within the foreseeable future unless the Company is able to secure new capital. There are additional dividend restrictions related to the Company’s preferred stock purchase agreements with the U.S. Treasury as discussed in Note 16 under the caption “Capital Purchase Program.”

Regulatory Matters

As a result of significant deficiencies in the Company’s and the Bank’s operations noted in a regulatory examination, the Company and the Bank entered into cease and desist orders (the “Orders”) issued by the OTS effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. Furthermore, the Orders, which are now administered by the OCC with respect to the Bank and the FRB with respect to the Company, require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OTS (now OCC) regulations. The Orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its shareholders, without the prior written approval of the OCC and the FRB, respectively. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Additionally, the Orders issued by the OTS have imposed certain limitations on the Company and the Bank. These limitations include the following, among others:

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

The Orders require the submission of a capital plan that is acceptable to the FRB and the OCC. The capital plan of the Company and the Bank has been preliminarily approved by the FRB and OCC subject to the successful completion of the Company’s recapitalization plan described below.

Management’s Plans for Recapitalization of the Company and the Bank

Management’s plan to address the conditions described above is to raise additional equity capital for the Company and exchange senior securities for common equity. The Company’s ability to continue as a going concern is dependent on the timely implementation and success of this plan. There can be no assurance that management’s plan will be achieved.

Management of the Company is pursuing a comprehensive recapitalization plan to strengthen and simplify the Company’s capital structure. To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock (or initially equivalents) at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock, for common stock (or initially equivalents). The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions. The Exchange is expected to close contemporaneously with the closing of separate placements of common stock and exchange transactions with the holders of each other series of the Company’s preferred stock. In addition, the Company has entered into a written agreement with the holder of its Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock (or initially equivalents) at a discount of 50% of the liquidation amount. This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions.

The Company has reached agreements in principle with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock (or initially equivalents) at a discount of 50% of the liquidation amount. Also, the Company has reached agreements in principle with its senior lender, pursuant to which the lender will exchange a portion of the line of credit, which is currently in default, for common stock (or initially equivalents) at 100% of the face amount to be exchanged; forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a modified credit agreement for the remainder of the facility that would be outstanding after the exchange. As presently contemplated, the series of transactions related to the exchange of debt and Series B and C Preferred Stock will reduce the Company’s line of credit facility by approximately $2.5 million and eliminate the accrued interest on the line of credit.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million, or approximately $4 million if approved by the U.S. Department of the Treasury, or more in gross proceeds. The Company anticipates that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 17.8 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. The 17.8 million new shares of common stock exceed the Company’s current unissued and authorized shares. Accordingly, the Company plans to issue a form of common stock equivalent to the lender and holders of Preferred Stock in exchange for their securities to consummate the recapitalization, after which the Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such authorized shares to replace the common stock equivalents issued in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. If the Company is unable to raise capital, management plans to continue to shrink assets, decrease nonperforming assets and implement strategies to increase earnings. Failure to maintain capital sufficient to meet the higher capital requirements could result in further regulatory action, which could include seizure of the Bank through the appointment of a conservator or receiver.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012:
Residential mortgage-backed	$12,660	$718	$0	$13,378

Total available-for-sale securities	$12,660	$718	$0	$13,378

December 31, 2011:
Residential mortgage-backed	$17,008	$902	$0	$17,910
U.S. Government and federal agency	1,000	69	0	1,069

Total available-for-sale securities	$18,008	$971	$0	$18,979

At December 31, 2012, the Bank’s investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 4.7 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities pledged had a carrying amount of $1.5 million at December 31, 2012 and December 31, 2011, and were pledged to secure public deposits. At December 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. During the year ended December 31, 2012, $1.0 million of U.S Government federal agency bonds were sold and the Company recognized a gain of $50 thousand. There were no sales of securities during the year ended December 31, 2011. There were no securities with unrealized losses at December 31, 2012 and December 31, 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 4 – Loans Receivable Held-for-Sale

Loans receivable held-for-sale at December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
One-to-four units	$7,916	$0
Five or more units	5,795	6,395
Commercial real estate	1,358	1,712
Church	4,300	5,550
Valuation allowance for unrealized losses	(318)	(674)

Loans receivable held for sale, net	$19,051	$12,983

Non-performing loans receivable held for sale (1)	$10,168	$5,612
Valuation allowance	0	(382)

Non-performing loans receivable held for sale, net	$10,168	$5,230

Performing loans receivable held for sale	$9,201	$8,045
Valuation allowance	(318)	(292)

Performing loans receivable held for sale, net	$8,883	$7,753

(1)	Net of charge-offs of $2.5 million and $953 thousand at December 31, 2012 and December 31, 2011.

When management decides to sell certain loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs. During the year ended December 31, 2012, 30 non-performing loans secured by one-to-four units, two non-performing loans secured by commercial real estate and two non-performing loans secured by churches, were transferred to held-for-sale. The loans had a carrying amount of $9.7 million, net of charge-offs of $3.6 million.

Certain delinquent and non-performing loans, primarily commercial real estate and church loans, totaling $2.9 million were sold during the year ended December 31, 2012. Net loss on sales of non-performing loans totaled $253 thousand for the year ended December 31, 2012. In February 2013, we sold all of the one-to-four units residential loans that were included in our loans held for sale at December 31, 2012.

During the year ended December 31, 2012, two loans receivable held-for-sale were transferred to REO. The loans were secured by commercial real estate properties, which had a total carrying amount of $334 thousand, net of charge-offs of $327 thousand. Two loans receivable held-for-sale secured by church buildings, which had a total carrying amount of $1.5 million, net of a charge-offs of $1.7 million, were transferred to REO during the year ended December 31, 2011.

Net lower of cost or market recoveries on non-performing loans receivable held-for-sale totaled $109 thousand for the year ended December 31, 2012, compared to $1.6 million of net lower of cost or market write-downs for the same period in 2011. Additionally, during 2012 and 2011, we increased our valuation allowance by $25 thousand and $48 thousand on loans held for sale that are still considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 5 – Loans Receivable Held for Investment

Loans at year-end were as follows:

	December 31,
	2012	2011
	(In thousands)
Real estate:
One-to-four units	$57,733	$76,682
Five or more units	83,350	108,161
Commercial real estate	41,124	54,259
Church	76,254	89,099
Construction	735	3,790
Commercial:
Sports	1,711	1,996
Other	2,115	4,900
Consumer:
Loan on savings	0	821
Other	104	108

Total gross loans receivable	263,126	339,816
Less:
Loans in process	74	202
Net deferred loan fees (costs)	(557)	(473)
Unamortized discounts	17	18
Allowance for loan losses	11,869	17,299

Loans receivable, net	$251,723	$322,770

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

	For the year ended December 31, 2012
	One-to-four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	2,318	(747)	61	415	(241)	(561)	(55)	1,190
Recoveries	25	1	60	15	0	412	7	520
Loans charged off	(5,138)	(104)	(544)	(1,354)	0	0	0	(7,140)

Ending balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869

	For the year ended December 31, 2011
	One-to-four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,579	$2,469	$3,493	$6,909	$74	$1,300	$1,634	$20,458
Provision for loan losses	1,172	939	4,144	2,616	175	2,796	311	12,153
Recoveries	0	2	15	4	0	67	24	112
Loans charged off	(896)	(438)	(4,544)	(3,787)	0	(3,916)	(1,843)	(15,424)

Ending balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

	December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$125	$543	$1,276	$0	$0	$69	$2,732
Collectively evaluated for impairment	1,341	1,997	2,142	3,542	8	98	9	9,137

Total ending allowance balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869

Loans:
Loans individually evaluated for impairment	$4,576	$3,766	$10,364	$25,328	$273	$0	$69	$44,376
Loans collectively evaluated for impairment	53,157	79,584	30,760	50,926	462	3,826	35	218,750

Total ending loans balance	$57,733	$83,350	$41,124	$76,254	$735	$3,826	$104	$263,126

	December 31, 2011
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,678	$161	$255	$1,683	$97	$0	$70	$3,944
Collectively evaluated for impairment	3,177	2,811	2,853	4,059	152	247	56	13,355

Total ending allowance balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299

Loans:
Loans individually evaluated for impairment	$13,246	$3,837	$7,396	$31,494	$302	$0	$70	$56,345
Loans collectively evaluated for impairment	63,436	104,324	46,863	57,605	3,488	6,896	859	283,471

Total ending loans balance	$76,682	$108,161	$54,259	$89,099	$3,790	$6,896	$929	$339,816

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$1,986	$1,484	$0	$6,904	$4,636	$0
Five or more units	2,038	1,819	0	2,946	2,871	0
Commercial real estate	10,184	6,423	0	9,105	5,449	0
Church	18,664	15,689	0	24,680	20,560	0
Construction	279	273	0	0	0	0
Commercial:
Sports	3,888	0	0	4,000	0	0
Other	0	0	0	285	0	0
With an allowance recorded:
One-to-four units	3,092	3,092	719	8,610	8,610	1,678
Five or more units	1,947	1,947	125	966	966	161
Commercial real estate	3,941	3,941	543	1,947	1,947	255
Church	9,677	9,639	1,276	10,934	10,934	1,683
Construction	0	0	0	302	302	97
Commercial:
Other	69	69	69	70	70	70

Total	$55,765	$44,376	$2,732	$70,749	$56,345	$3,944

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following table presents monthly average of individually impaired loans by class of loans and the related interest income for the years ended December 31, 2012 and 2011.

	For the year ended December 31, 2012		For the year ended December 31, 2011
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized

	(In thousands)
One-to-four units	$13,112	$528	$10,836	$486
Five or more units	2,964	86	3,199	153
Commercial real estate	7,922	230	11,687	483
Church	30,802	967	30,148	1,445
Construction	290	12	314	23
Commercial:
Sports	0	0	2,566	0
Other	0	0	297	16
Consumer:
Loan on savings	0	0	796	0
Other	70	5	0	0

Total	$55,160	$1,828	$59,843	$2,606

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the years ended December 31, 2012 and 2011 had loans performed in accordance with their original terms were $4.0 million and $5.1 million.

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Loans receivable held for sale:
One-to-four units	$6,656	$0
Five or more units	1,956	2,496
Commercial real estate	0	338
Church	1,556	2,778
Loans receivable held for investment:
One-to-four units	1,489	7,974
Five or more units	2,312	3,450
Commercial real estate	7,090	5,449
Church	15,689	21,891
Construction	273	302
Consumer:
Other	69	70

Total non-accrual loans	$37,090	$44,748

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2012 and 2011.

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of December 31, 2012 and 2011 by class of loans:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
One-to-four units	$0	$871	$6,656	$7,527	$389
Five or more units	0	0	1,956	1,956	3,839
Commercial real estate	0	0	0	0	1,358
Church	0	0	1,556	1,556	2,744
Loans receivable held for investment:
One-to-four units	1,077	0	1,489	2,566	55,167
Five or more units	587	554	2,312	3,453	79,897
Commercial real estate	0	0	7,090	7,090	34,034
Church	1,617	0	15,689	17,306	58,948
Construction	0	0	273	273	462
Commercial:
Sports	0	0	0	0	1,711
Other	0	0	0	0	2,115
Consumer:
Other	0	0	69	69	35

Total	$3,281	$1,425	$37,090	$41,796	$240,699

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
			(In thousands)
Loans receivable held for sale:
Five or more units	$0	$0	$2,496	$2,496	$3,899
Commercial real estate	0	0	338	338	1,374
Church	0	0	2,778	2,778	2,772
Loans receivable held for investment:
One to four units	921	2,464	7,974	11,359	65,323
Five or more units	1,324	63	3,450	4,837	103,324
Commercial real estate	2,247	525	5,449	8,221	46,038
Church	2,647	1,440	21,891	25,978	63,121
Construction	0	264	302	566	3,224
Commercial:
Sports	0	0	0	0	1,996
Other	125	0	0	125	4,775
Consumer:
Loan on savings	0	0	0	0	821
Other	0	0	70	70	38

Total	$7,264	$4,756	$44,748	$56,768	$296,705

Troubled Debt Restructurings

The Company has allocated $2.5 million and $2.6 million of specific reserves for loans the terms of which have been modified in troubled debt restructurings and were performing as of December 31, 2012 and December 31, 2011. At December 31, 2012, loans classified as a TDR totaled $41.1 million, of which $22.8 million were included in non-accrual loans and $18.3 million were on accrual status. At December 31, 2011, loans classified as a TDR totaled $37.1 million, of which $19.4 million were included in non-accrual loans and $17.7 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of December 31, 2012 and December 31, 2011, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 10 months to 7 years. Modifications involving an extension of the maturity date were for periods ranging from 10 months to 5 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	2	$115	$115	9	$7,711	$7,745
Five or more units	6	2,205	2,351	1	494	459
Commercial real estate	6	4,515	4,716	0	0	0
Church	13	7,036	7,123	12	9,211	8,681
Other	1	0	0	1	70	70

Total	28	$13,871	$14,305	23	$17,486	$16,955

The troubled debt restructurings described above increased the allowance for loan losses by $778 thousand and $2.5 million for the years ended December 31, 2012 and 2011 and resulted in charge offs of $279 thousand and $928 thousand during the years ended December 31, 2012 and 2011.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	0	$0	1	$418
Church	4	3,211	0	0

Total	4	$3,211	1	$418

The terms of certain other loans were modified during 2012 and 2011 that did not meet the definition of a troubled debt restructuring. As of December 31, 2012 and 2011, these loans have a total recorded investment of $791 thousand and $7.2 million, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

December 31, 2012 and 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2012 and December 31, 2011 was as follows:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
			(In thousands)
One-to-four units	$55,613	$631	$1,489	$0	$0
Five or more units	73,673	5,250	4,427	0	0
Commercial real estate	25,605	2,541	12,921	57	0
Church	33,532	19,502	23,220	0	0
Construction	462	0	273	0	0
Commercial:
Sports	0	1,711	0	0	0
Other	1,877	141	97	0	0
Consumer:
Other	35	0	69	0	0

Total	$190,797	$29,776	$42,496	$57	$0

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
			(In thousands)
One-to-four units	$63,483	$3,044	$9,846	$309	$0
Five or more units	95,621	7,450	4,939	151	0
Commercial real estate	36,098	6,721	11,364	76	0
Church	37,532	13,100	37,873	594	0
Construction	500	2,988	302	0	0
Commercial:
Sports	0	1,996	0	0	0
Other	2,363	2,369	168	0	0
Consumer:
Loan on savings	821	0	0	0	0
Other	108	0	0	0	0

Total	$236,526	$37,668	$64,492	$1,130	$0

Note 6 – Real Estate Owned

Real estate owned at December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
One-to-four units	$0	$759
Commercial real estate	3,090	3,374
Church	5,619	2,913
Valuation allowance for unrealized losses	(546)	(347)

Real estate owned	$8,163	$6,699

Activity in the valuation allowance was as follows:

	2012	2011
	(In thousands)
Beginning valuation allowance	$347	$54
Additions charged to expense	1,218	2,654
Direct write-downs	(1,019)	(2,361)

Ending valuation allowance	$546	$347

Expenses related to foreclosed assets include:

	2012	2011
	(In thousands)
Net (gains) losses on sales	$(292)	$35
Provision for unrealized losses	1,218	2,654
Operating expenses	592	499

Total	$1,518	$3,188

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

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

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated every nine months. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Appraisals for collateral-dependent impaired loans, non-performing loans held for sale and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$13,378	$0	$13,378

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$17,910	$0	$17,910
Securities available-for-sale – U.S. government and federal agency	0	1,069	0	1,069

There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Assets Measured on a Non- Recurring Basis

The following table provides information regarding our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Fair Value at December 31, 2012	Gains (Losses)	Fair Value at December 31, 2011	Gains (Losses)
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale:
One-to-four units	$6,656	$0	$0	$0
Five or more units	1,956	341	2,114	(259)
Commercial real estate	0	(5)	338	(215)
Church	1,556	(227)	2,778	(1,089)
Impaired loans carried at fair value of collateral:
One-to-four units	1,284	(425)	6,201	(1,005)
Five or more units	1,679	3	874	(151)
Commercial real estate	3,385	(419)	2,869	(3,472)
Church	6,649	(813)	13,153	(3,779)
Construction	0	0	205	(97)
Commercial	0	0	0	(2,974)
Other	0	0	0	(70)
Real estate owned:
One-to-four units	0	0	718	(394)
Five or more units	0	0	0	0
Commercial real estate	2,752	(397)	3,126	(1,035)
Church	5,411	(512)	2,855	(239)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Nonperforming loans held for sale – one-to-four units	$6,656	Sales comparison approach	Adjustment for differences between the comparable sales	-30% to 23%
Nonperforming loans held for sale – five or more units	1,956	Sales comparison approach	Adjustment for differences between the comparable sales	-13% to 17%
		Income approach	Capitalization rate	6% to 8.5%
Nonperforming loans held for sale – church	1,556	Sales comparison approach	Adjustment for differences between the comparable sales	-27% to 29%
Impaired loans - one-to-four units	1,284	Sales comparison approach	Adjustment for differences between the comparable sales	-5% to 18%
Impaired loans – five or more units	1,679	Sales comparison approach	Adjustment for differences between the comparable sales	-26% to 16%
		Income approach	Capitalization rate	6.5% to 9%
Impaired loans – commercial real estate	3,385	Sales comparison approach	Adjustment for differences between the comparable sales	-17% to -1%
		Income approach	Capitalization rate	7% to 9%
Impaired loans – church	6,649	Sales comparison approach	Adjustment for differences between the comparable sales	-45% to 8%
		Income approach	Capitalization rate	6.75% to 8%
Real estate owned – commercial real estate	2,752	Sales comparison approach	Adjustment for differences between the comparable sales	-67% to 1%
		Income approach	Capitalization rate	8% to 11%
Real estate owned – church	5,411	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 7%
		Income approach	Capitalization rate	11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$64,360	$64,360	$0	$0	$64,360
Securities available-for-sale	13,378	0	13,378	0	13,378
Loans receivable held for sale	19,051	0	0	19,051	19,051
Loans receivable held for investment	251,723	0	0	252,043	252,043
Federal Home Loan Bank stock	3,901	N/A	N/A	N/A	N/A
Accrued interest receivable	1,250	0	42	1,208	1,250
Financial Liabilities:
Deposits	$(257,071)	$0	$(253,155)	$0	$(253,155)
Federal Home Loan Bank advances	(79,500)	0	(84,769)	0	(84,769)
Junior subordinated debentures	(6,000)	0	0	(4,852)	(4,852)
Other borrowings	(5,000)	0	0	(4,205)	(4,205)
Accrued interest payable	(1,941)	0	(87)	(1,854)	(1,941)
Advance payments by borrowers for taxes and insurance	(711)	0	(711)	0	(711)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$31,597	$31,597
Securities available-for-sale	18,979	18,979
Loans receivable held for sale	12,983	12,983
Loans receivable held for investment	322,770	323,090
Federal Home Loan Bank stock	4,089	N/A
Accrued interest receivable	1,698	1,698

Financial Liabilities:
Deposits	$(294,686)	$(294,313)
Federal Home Loan Bank advances	(83,000)	(88,911)
Junior subordinated debentures	(6,000)	(5,319)
Other borrowings	(5,000)	(4,434)
Advance payments by borrowers for taxes and insurance	(813)	(813)
Accrued interest payable	(1,302)	(1,302)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

(b) Loans receivable held for sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors or appraisal reports adjusted by sales commission assumptions resulting in a Level 3 classification.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

(c) Loans receivable held for investment

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

(e) Deposits and Advance Payments by Borrowers for Taxes and Insurance

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

(g) Junior Subordinated Debentures and Other Borrowings

The fair values of the Company’s Junior subordinated debentures and other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest are classified the same as the related asset / liability.

Note 8 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2012	2011
	(In thousands)
Land	$572	$1,723
Office buildings and improvements	3,949	5,051
Furniture, fixtures and equipment	2,091	2,120

	6,612	8,894
Less accumulated depreciation	(3,995)	(4,268)

Office properties and equipment, net	$2,617	$4,626

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Depreciation expense was $306 thousand and $501 thousand for 2012 and 2011. During 2012, the main office building, which had a carrying amount of $1.7 million, was sold at a $2.5 million gain.

At December 31, 2012, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $373 thousand for 2012 and $252 thousand for 2011.

Rent commitments, before considering renewal options that generally are present, were as follows:

	Premises	Equipment	Total
Year ending December 31:	(In thousands)
2013	$311	$28	$339
2014	178	0	178
2015	220	0	220
2016	230	0	230
2017	237	0	237
Thereafter	893	0	893

Total	$2,069	$28	$2,097

Note 9 – Deposits

Deposits are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
NOW account and other demand deposits	$11,706	$15,143
Non-interest bearing demand deposits	21,513	24,072
Money market deposits	16,829	21,872
Passbook	37,055	37,084
Certificates of deposit	169,968	196,515

Total	$257,071	$294,686

At December 31, 2012 and 2011, brokered deposits totaled $2.9 million and $9.2 million, respectively. As disclosed in Note 2, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice of non-objection from the OCC.

Certificates of deposit of $100 thousand or more were $121.2 million and $128.1 million at year end 2012 and 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Scheduled maturities of certificates of deposit for the next five years were as follows:

Maturity	Amount
(In thousands)
2013	$95,745
2014	39,790
2015	20,478
2016	6,696
2017	7,046
Thereafter	213

$169,968

Note 10—Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

	Amount
December 31, 2012	(In thousands	)
Maturities January 2014 to December 2017, fixed rates at rates from 0.91% to 4.70%, averaging 2.67%	$79,500

December 31, 2011
Maturities September 2012 to February 2018, fixed rates at rates from 0.91% to 4.81%, averaging 3.09%	$83,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $185.0 million and $205.8 million of first mortgage loans at year-end 2012 and 2011 under a blanket lien arrangement. Based on this collateral, the Company’s holdings of FHLB stock and a general borrowing limit of $100.0 million, the Company is eligible to borrow up to an additional $8.8 million at year-end 2012.

Required payments over the next five years are as follows:

Amount
(In thousands)
2013	$0
2014	30,500
2015	5,500
2016	7,000
2017	36,500
Thereafter	0

$79,500

Note 11 – Junior Subordinated Debentures and Other Borrowings

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.85% at December 31, 2012. The Company stopped paying interest on the debentures in September 2010. The accrued interest on the debentures was $454 thousand as of December 31, 2012. Under the Cease and Desist Order applicable to the Company discussed in Note 2, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s investment in the Bank. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is now in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has declined to extend the forbearance agreement. The accrued interest on the line of credit was $1.4 million as of December 31, 2012.

Management’s plans to address these matters are described in Note 2 to these consolidated financial statements.

Note 12 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $89 thousand and $91 thousand for 2012 and 2011.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by the ESOP and allocated to participants were 87,505 at December 31, 2012 and 2011. There are no shares unallocated as of December 31, 2012 and 2011. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. Cash contributions totaled $57 thousand for the year ended December 31, 2012 and $58 thousand for the year ended December 31, 2011. Compensation expense related to the ESOP was $61 thousand for 2012 and $53 thousand for 2011.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its former Chief Executive Officer (“CEO”) whereby a stipulated amount will be paid to the CEO over a period of 15 years upon his retirement. The amount accrued under this agreement was $921 thousand at December 31, 2012 and $764 thousand at December 31, 2011, and is accrued over the period of active employment. Compensation expense was $157 thousand for 2012 and $150 thousand for 2011.

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

Income tax expense (benefit) was as follows:

	2012	2011
	(In thousands)
Current
Federal	$(29)	$(2,261)
State	8	(192)
Deferred
Federal	431	(1,732)
State	(282)	(1,694)
Change in valuation allowance	701	7,721

Total	$829	$1,842

Effective tax rates differ from the federal statutory rate of 34% applied to earnings before income taxes due to the following:

	2012	2011
	(In thousands)
Federal statutory rate times financial statement income (loss)	$482	$(4,221)
Effect of:
State taxes, net of federal benefit	104	(885)
Enterprise zone net interest deduction	(356)	(428)
Earnings from bank owned life insurance	(32)	(36)
Low income housing credits	(167)	(388)
Change in valuation allowance	701	7,721
Other, net	97	79

Total	$829	$1,842

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Year-end deferred tax assets and liabilities were due to the following:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,235	$5,633
Accrued liabilities	191	181
State income taxes	40	39
Deferred compensation	404	339
Stock compensation	251	218
Real estate owned	623	0
Unrealized gain/loss on loans held for sale	131	183
Net operating loss carryforward	5,767	4,847
Non-accrual loan interest	501	637
Basis difference on fixed assets	117	101
Partnership investment	0	10
General business credit	470	332
Alternative minimum tax credit	113	119
Other	29	2

Total deferred tax assets	11,872	12,641

Deferred tax liabilities:
Deferred loan fees/costs	(1,754)	(1,878)
Real estate owned	(0)	(465)
Net unrealized appreciation on available-for-sale securities	(295)	(400)
FHLB stock dividends	(644)	(644)
Mortgage servicing rights	(58)	(149)
Partnership investment	(5)	0
Prepaid expenses	(82)	(27)

Total deferred tax liabilities	(2,838)	(3,563)
Valuation allowance	(9,034)	(8,228)

Net deferred tax assets	$0	$850

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $9.0 million was required as of December 31, 2012, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $8.2 million and net deferred tax assets of $850 thousand as of December 31, 2011. The decrease in net deferred tax assets from $850 thousand at December 31, 2011 to $0 at December 31, 2012 was due to the Company’s inability to project future taxable income to be able to utilize its deferred tax assets and the execution of a tax planning strategy in 2012.

As of December 31, 2012, the Company has federal net operating loss carryforwards of $11.3 million, expiring beginning in 2031 through 2032 and California net operating loss carryforwards of $26.9 million, expiring beginning in 2029 through 2032. The Company also has federal general business credit of $470 thousand, expiring beginning in 2030 through 2032, and alternative minimum tax credit carryforwards of $113 thousand, which can be carried forward indefinitely.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company’s federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2012 and 2011. If the Bank were liquidated, or otherwise ceases to be a bank, or if tax laws were to change, this amount would be expensed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$323	$214
Additions based on tax positions related to the current year	108	108
Additions for tax positions of prior year	0	1
Reductions for tax positions of prior years	0	0
Settlements	0	0

Balance at end of year	$431	$323

Of this total, $431 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2012 and 2011, $4 thousand and $3 thousand were accrued for potential interest related to these unrecognized tax benefits.

Federal tax years 2009 through 2012 remain open for the assessment of Federal income tax. California tax years 2008 through 2012 remain open for the assessment of California income tax.

Note 14 – Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2012 were as follows:

Amount
(In thousands)
Beginning balance	$439
Repayments	439

Ending balance	$0

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 15 – Stock-Based Compensation

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during 2012 and 2011. The Company recorded $81 thousand and $88 thousand of stock-based compensation expense for 2012 and 2011, respectively.

A summary of the activity in the plans for 2012 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2012	222,793	$6.57	4,282	$9.91	227,075	$6.63
Forfeited or expired	(49,043)	7.91	(2,854)	9.61	(51,897)	8.00

Outstanding at December 31, 2012	173,750	$6.19	1,428	$10.49	175,178	$6.23

Vested or expected to vest	162,750	$6.20	1,428	$10.49	164,178	$6.24

Exercisable at December 31, 2012	132,750	$6.48	1,428	$10.49	134,178	$6.53

At December 31, 2012, options outstanding and options exercisable had a weighted average remaining contractual term of 5.54 years and 5.37 years, respectively. Options outstanding and options exercisable had no intrinsic value at December 31, 2012.

There were no options exercised during 2012 and 2011. Unrecognized compensation cost related to nonvested stock options granted under the plans totaled $83 thousand as of December 31, 2012. The cost is expected to be recognized over a weighted average period of 1.1 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

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

The Bank met the minimum capital requirements at December 31, 2012 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, as well as the higher capital standards under the cease and desist orders, however it cannot be considered well capitalized while under the cease and desist order. The Bank did not meet the minimum capital requirements under the cease and desist order at December 31, 2011.

Actual and normally required capital amounts and ratios at December 31, 2012 and December 31, 2011, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$18,675	5.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	$15,067	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$25,112	10.00%	$30,135	12.00%

December 31, 2011:
Tangible Capital to adjusted total assets	$30,961	7.27%	$6,396	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$30,961	7.27%	$17,055	4.00%	$21,319	5.00%	$34,111	8.00%
Tier 1(Core) Capital to risk weighted assets	$30,961	10.31%	N/A	N/A	$18,019	6.00%	N/A	N/A
Total Capital to risk weighted assets	$34,882	11.61%	$24,026	8.00%	$30,032	10.00%	$36,039	12.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

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

The Company ceased paying dividends to the U.S. Treasury on May 15, 2010. At December 31, 2012, accumulated dividends totaled $2.1 million.

Pursuant to the terms of the Purchase Agreements, the ability of the Company to declare or pay dividends or other distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.05) declared on the Common Stock prior to November 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also are restricted. These restrictions terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining the consent of the U.S. Treasury.

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

December 31, 2012 and 2011

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2012	2011
	(In thousands)
Commitments to make loans – variable rates	$141	$300
Unused lines of credit – variable rates	399	4,783

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2012, loan commitments consisted of one multi-family residential loan with an initial five year interest rate of 3.75%.

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet

December 31,

	2012	2011
	(In thousands)
Assets
Cash and cash equivalents	$120	$641
Investment in bank subsidiary	33,268	31,568
Other assets	340	227

Total assets	$33,728	$32,436

Liabilities and shareholders’ equity
Junior subordinated debentures	$6,000	$6,000
Other borrowings	5,000	5,000
Dividends payable	2,103	1,219
Due to bank subsidiary	521	674
Other liabilities	2,097	1,267
Shareholders’ equity	18,007	18,276

Total liabilities and shareholders’ equity	$33,728	$32,436

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Condensed Statements of Operations

Years ended December 31,

	2012	2011
	(In thousands)
Interest income	$0	$1
Interest expense	743	858
Other expense	542	548

Loss before income tax and undistributed subsidiary income (loss)	(1,285)	(1,405)
Income taxes benefit (expense)	0	(594)
Equity in undistributed subsidiary income (loss)	1,873	(12,256)

Net earnings (loss)	$588	$(14,255)

Condensed Statements of Cash Flows

Years ended December 31,

	2012	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$588	$(14,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	(1,873)	12,256
Change in other assets	(113)	608
Change in other liabilities	830	977

Net cash used in operating activities	(568)	(414)

Cash flows from investing activities
Investment in bank subsidiary	0	0

Net cash used in investing activities	0	0

Cash flows from financing activities
Due to bank subsidiary	(153)	674
Reissuance of treasury stock	200	5

Net cash provided by financing activities	47	679

Net change in cash and cash equivalents	(521)	265
Beginning cash and cash equivalents	641	376

Ending cash and cash equivalents	$120	$641

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Note 19 – Loss Per Common Share

The factors used in the loss per common share computation follow:

	2012	2011

Basic	(Dollars in thousands, except share and per share)
Net income (loss)	$588	$(14,255)
Less: Preferred stock dividends and accretion	(1,281)	(1,114)

Loss available to common shareholders	$(693)	$(15,369)

Weighted average common shares outstanding	1,807,911	1,744,330

Loss per common share - basic	$(0.38)	$(8.81)

Diluted
Net income (loss)	$588	$(14,255)
Less: Preferred stock dividends and accretion	(1,281)	(1,114)

Loss available to common shareholders	$(693)	$(15,369)

Weighted average common shares outstanding for basic earnings per common share	1,807,911	1,744,330
Add: dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	1,807,911	1,744,330

Loss per common share - diluted	$(0.38)	$(8.81)

Stock options for 175,178 shares and 227,075 shares of common stock were not considered in computing diluted earnings per common share for 2012 and 2011, respectively, because they were anti-dilutive.