Form 10-K/A
period 2012-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2013-05-09
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

This amendment is being filed to provide the information required by Part III of Form 10-K because the Company’s proxy statement for the 2013 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2012 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occuring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors (the “Board”) of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Robert C. Davidson and Javier León, has a term of office expiring at the 2013 Annual Meeting of Stockholders. Messrs. Davidson and León are expected to be nominated for election to serve for additional terms as directors at the Company’s 2013 Annual Meeting of Stockholders.

The following table sets forth the names and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2012	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
Robert C. Davidson, Jr.	67	2003	2013	Director
Javier León	47	2007	2013	Director
CONTINUING DIRECTORS:
A. Odell Maddox	66	1986	2014	Director
Daniel A. Medina	55	1997	2014	Director
Virgil Roberts	65	2002	2014	Chairman of the Board
Wayne-Kent A. Bradshaw	66	2012	2015	Director
Paul C. Hudson	64	1985	2015	Director
Kellogg Chan	73	1993	2015	Director

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

Nominees

Robert C. Davidson, Jr. is the retired Chairman and CEO of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, which became one of the top African American-owned manufacturing companies in California. Previously, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently serves on the boards of Morehouse College (Chairman), Art Center College of Design (Chairman), Jacobs Engineering Group, Inc. (a publicly traded professional service company), Cedars-Sinai Medical Center, the University Of Chicago Graduate School Of Business Advisory Council and The Huntington Library & Gardens.

Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium sized businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with and extensive knowledge of the Company and of the markets and communities in which the Company operates.

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

Mr. Leon has extensive experience in managing, planning for and operating businesses. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial reporting and analysis. He also has experience in the capital markets and in the areas of strategic planning and marketing, including marketing to Hispanic communities.

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

Mr. Roberts is the Chairman of the Board of Directors of the Company and the Bank. Mr. Roberts’ qualifications to serve on the Board include his extensive legal and business experience and community leadership. Mr. Roberts serves on a number of local community boards and provides leadership to local community groups. Mr. Roberts serves as the Lead Director and Chair of the Company’s Nominating Committee. Mr. Roberts brings leadership, management and regulatory experience to the Board.

Wayne-Kent A. Bradshaw is the President and Chief Executive Officer of the Company and the Bank. He joined Broadway Federal Bank in February of 2009 and has served in various capacities. In September 2012, Mr. Bradshaw was elected to serve as a director of both the Company and the Bank. Prior to joining Broadway Federal Bank, Mr. Bradshaw was the Regional President and National Manager for Community and External Affairs at Washington Mutual Bank from 2004 to 2009. He was President and Chief Executive Officer of the Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the State Banking Department from 1981 to 1983. Mr. Bradshaw has served on many community and educational boards.

Mr. Bradshaw has over 38 years of experience in financial management and banking. Mr. Bradshaw has the proven ability to plan and implement programs which optimize opportunities to accelerate profitable growth in highly competitive environments. He has extensive experience in community banking and commercial banking as a bank regulator.

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

Paul C. Hudson is past Chairman of the Board of Directors of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board in 1985 and has served in various positions at the Bank and Company. Mr. Hudson currently serves on several nonprofit boards, including the Center for Social Inclusion, African American Board Leadership Institute and the Tuskegee Airmen Scholarship Foundation.

Mr. Hudson has over 30 years of executive management experience with the Company and the Bank. He is responsible for developing the Company from a relatively small mutual thrift institution into one of the largest publicly traded African American thrift institutions in the United States. He has extensive knowledge of the history of the Bank and the markets in which it operates.

Executive Officers

The following table sets forth information with respect to executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually by, the respective Boards of Directors.

Name	Age(1)	Principal Occupation during the Past Five Years

Samuel Sarpong	52	Senior Vice President / Chief Financial Officer of the Company and the Bank since 2005. First Vice President / Chief Compliance Officer and Internal Audit Director of the Bank from 2004 to 2005.
Norman Bellefeuille	59	Senior Vice President / Chief Loan Officer of the Company since July, 2012. Lending Division Manager at Luther Burbank Savings from 2005 to 2012.

(1)	As of December 31, 2012

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

Code of Ethics

The Board has adopted a Code of Ethics (the “Code”) for the Company’s directors and executive officers. Our directors and executive officers are expected to adhere at all times to the Code. Stockholders may obtain a copy of the Code, free of charge, upon written request to: Broadway Financial Corporation, 5055 Wilshire Boulevard Suite 500, Los Angeles, California 90019, Attention: Daniele Johnson.

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Maddox (Chairman), Chan and Medina. The Audit Committee is responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for the engagement and oversight of the Company’s independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Messrs Medina and Chan meet the definition of “audit committee financial expert,” as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Tables

The following table sets forth a summary of certain information concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers for services rendered in all capacities during 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Nonqualified Deferred Compensation Earnings(2)		All Other Compensation (3)		Total ($)
Wayne-Kent A. Bradshaw(4) Chief Executive Officer	2012 2011 2010	$ $ $	272,292 210,000 210,000		— — —	$ $ $	47,045 36,587 33,725	$ $ $	319,337 246,587 243,725

Paul C. Hudson(4) Chief Executive Officer	2012 2011 2010	$ $ $	204,375 330,000 300,000	$ $ $	157,455 150,505 141,761	$ $ $	32,332 39,586 37,633	$ $ $	394,162 520,091 479,394

Samuel Sarpong Chief Financial Officer	2012 2011 2010	$ $ $	172,601 172,601 172,601		— — —	$ $ $	22,039 21,783 21,457	$ $ $	194,640 194,384 194,058

Norman Bellefeuille (5) Chief Loan Officer	2012		$93,125		—		$12,347		$105,472

Wilbur McKesson (6) Chief Loan Officer	2012 2011 2010	$ $ $	135,992 165,191 165,191		— — —	$ $ $	26,158 31,400 25,866	$ $ $	162,150 196,591 191,057

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.
(2)	The Bank has a Salary Continuation Agreement with Mr. Hudson. The amount listed reflects the change in the actuarial present value of the accumulated benefits under this agreement. The income from a bank owned life insurance policy reduces the expense related to the Salary Continuation Agreement. The present value of the accumulated benefit under this agreement, which is determined using a discount rate of 6%, is reflected in our Consolidated Financial Statements as of December 31, 2012.
(3)	Includes amounts paid by the Company to the 401(k) account of the executive officer, and estimated allocations under our Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and phone allowances, and premiums paid for medical, dental and group term life insurance policies.
(4)	Effective February 2012, Mr. Wayne-Kent A. Bradshaw was appointed Chief Executive Officer and Mr. Paul C. Hudson continued to serve as Chairman of the Board until October 2012.
(5)	Mr. Norman Bellefeuille commenced his employment as the Bank’s Chief Loan Officer in July 2012.
(6)	Effective July 2012, Mr. McKesson became Chief Loan Production Lead and Mr. Norman Bellefeuille was appointed Chief Loan Officer.

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2012.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)
Wayne K. Bradshaw	45,000	30,000	$4.98	03/18/19
Samuel Sarpong	10,000	—	$13.11	04/21/14
	15,000	—	$10.25	05/24/16
	12,000	3,000	$5.95	10/22/18

(1)	The stock options shown are immediately exercisable.
(2)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(3)	Based upon the fair market value of a share of Company common stock on the date of grant.
(4)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.

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

Director Compensation

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Kellogg Chan	$23,000	—	$23,000
Robert C. Davidson	$23,000	$15,554	$38,554
Javier León	$18,000	—	$18,000
A. Odell Maddox	$23,000	—	$23,000
Daniel Medina	$23,000	—	$23,000
Virgil Roberts	$23,000	—	$23,000

(1)	Includes payments of annual retainer fees, fees paid to chairmen of Board committees, and meeting attendance fees.
(2)	Includes premiums paid for medical, dental and group term life insurance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2012, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Beneficial Owners:

Cathay General Bancorp 777 North Broadway Los Angeles, CA 90012	215,000	(1)	11.21%

Edward W. Wedbush P.O. Box 30014 Los Angeles, CA 90030-0014	129,332	(2)	6.75%
First Opportunity Fund, Inc. 2344 Spruce Street, Suite A Boulder, CO 80302	96,980	(3)	5.06%
Directors and Executive Officers:
Wayne-Kent A. Bradshaw	64,287	(4)	3.35%
Paul C. Hudson	81,551	(5)	4.25%
Kellogg Chan	62,370	(6)	3.25%
Robert C. Davidson, Jr.	29,944	(7)(8)	1.56%
Javier León	3,125	(6)	0.16%
A. Odell Maddox	38,250	(6)(9)	1.99%
Daniel A. Medina	29,272	(6)(10)	1.53%
Virgil Roberts	32,079	(6)(11)	1.67%
Samuel Sarpong	40,906	(12)	2.13%
Norman Bellefeuille	59,971	(13)	3.13%

All directors and executive officers as a group (10 persons)	441,755		23.02%

(1)	Information based upon Schedule 13G, filed on May 26, 2006 with the SEC by Cathay General Bancorp.
(2)	Information based upon Schedule 13G, filed on February 9, 2013 with the SEC by Edward W. Wedbush. Mr. Wedbush owns 70,199 shares of the Company’s Common Stock and owns approximately 50% of the issued and outstanding shares of Wedbush, Inc., which owns 29,341 shares of the Company’s Common Stock and is the sole shareholder of Wedbush Securities Inc., which owns 29,792 shares of the Company’s Common Stock.
(3)	Information based upon Schedule 13G/A, filed on February 14, 2011 with the SEC by First Opportunity Fund, Inc. (formerly First Financial Fund, Inc.)
(4)	Includes 56 allocated shares under the Employee Stock Ownership Plan (“ESOP”), and 45,000 shares subject to options granted under the Company’s 2008 Long Term Incentive Plan (the “2008 LTIP”), which options are all currently exercisable as of December 31, 2012.
(5)	Includes 18,484 allocated shares under the ESOP.
(6)	Includes 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable as of December 31, 2012.
(7)	Includes 1,428 shares subject to options granted under the Stock Option Plan for Outside Directors (the “SOPOD”), and 3,125 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable as of December 31, 2012.
(8)	Includes 25,391 shares held jointly with spouse with whom voting and investment power are shared.
(9)	Includes 35,125 shares held jointly with spouse with whom voting and investment power are shared.
(10)	Includes 25,341 held jointly with spouse with whom voting and investment power are shared.
(11)	Includes 28,954 shares held jointly with spouse with whom voting and investment power are shared.
(12)	Includes 906 allocated shares under the ESOP, 25,000 shares subject to options granted under the Company’s Long Term Incentive Plan (the “LTIP”), and 12,000 shares subject to options granted under the 2008 LTIP, which options are all currently exercisable as of December 31, 2012.
(13)	Includes 57,471 shares held jointly with spouse with whom voting and investment power are shared.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 30, 1999, the Bank made a loan of $550,000 to Maddox & Stabler LLC. Mr. A. Odell Maddox is a director of the Company and the Bank. The loan is secured by a 24-unit multi-family property located in Los Angeles, California. The terms of the 30-year loan include an initial interest rate of 8% fixed for the first five years and a variable rate thereafter equal to 2.50% over the one-year Treasury Bill rate. Since inception, payments on the loan have been made as agreed. The loan was paid off in December 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee approves each engagement before the Company’s independent accountants are engaged to render non-audit services for the Company or the Bank. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2012 and 2011. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2012	2011
	(In thousands)
Audit fees (1)	$186	$268
Audit-related fees (2)	—	12

Total fees	$186	$280

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Consultation fees billed for professional services rendered for the 2011 Independent Accountant’s Report on Management’s Assertion About Compliance with Minimum Servicing Standards (USAP).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b).	List of Exhibits

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer
Date:	May 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw	Date: May 9, 2013
Wayne-Kent A. Bradshaw
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Brenda Battey	Date: May 9, 2013
Brenda Battey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)