Form 10-Q
period 2013-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2013-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission file number 000-27464

BROADWAY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,917,422 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of May 3, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Cash	$13,464	$13,420
Federal funds sold	62,310	50,940

Cash and cash equivalents	75,774	64,360
Securities available-for-sale, at fair value	12,180	13,378
Loans receivable held for sale, at lower of cost or fair value	15,306	19,051
Loans receivable held for investment, net of allowance of $10,450 and $11,869	235,107	251,723
Accrued interest receivable	1,176	1,250
Federal Home Loan Bank (FHLB) stock	3,737	3,901
Office properties and equipment, net	2,597	2,617
Real estate owned	9,294	8,163
Bank owned life insurance	2,704	2,688
Investment in affordable housing limited partnership	1,473	1,528
Other assets	3,765	5,034

Total assets	$363,113	$373,693

Liabilities and shareholders’ equity
Liabilities:
Deposits	$247,648	$257,071
FHLB advances	79,500	79,500
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Accrued interest payable	2,171	1,941
Dividends payable	2,318	2,104
Advance payments by borrowers for taxes and insurance	332	711
Other liabilities	2,966	3,359

Total liabilities	345,935	355,686

Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at March 31, 2013 and December 31, 2012; liquidation preference of $10,391 at March 31, 2013 and $10,262 at December 31, 2012	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at March 31, 2013 and December 31, 2012; liquidation preference of $6,928 at March 31, 2013 and $6,842 at December 31, 2012	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at March 31, 2013 and December 31, 2012; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at March 31, 2013 and December 31, 2012	2,457	2,457
Preferred stock discount	(498)	(598)
Common stock, $.01 par value, authorized 8,000,000 shares at March 31, 2013 and December 31, 2012; issued 2,013,942 shares at March 31, 2013 and December 31, 2012; outstanding 1,917,422 shares at March 31, 2013 and December 31, 2012	20	20
Additional paid-in capital	10,115	10,095
Accumulated deficit	(8,919)	(7,988)
Accumulated other comprehensive income, net of taxes of $400 at March 31, 2013 and December 31, 2012	300	318
Treasury stock-at cost, 96,520 shares at March 31, 2013 and December 31, 2012	(1,234)	(1,234)

Total shareholders’ equity	17,178	18,007

Total liabilities and shareholders’ equity	$363,113	$373,693

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,887	$5,330
Interest on mortgage backed and other securities	89	148
Other interest income	48	16

Total interest income	4,024	5,494

Interest expense:
Interest on deposits	624	975
Interest on borrowings	712	833

Total interest expense	1,336	1,808

Net interest income before provision for loan losses	2,688	3,686
Provision for loan losses	0	959

Net interest income after provision for loan losses	2,688	2,727

Non-interest income:
Service charges	142	145
Loan servicing fees, net	6	(166)
Net gains on sales of loans	16	0
Net gains on sales of REO	8	412
Other	49	32

Total non-interest income	221	423

Non-interest expense:
Compensation and benefits	1,454	1,589
Occupancy expense, net	340	287
Information services	217	213
Professional services	182	108
Provision for (recapture of) losses on loans held for sale	470	(2)
Provision for (recapture of) losses on REO	0	(19)
FDIC insurance	202	217
Office services and supplies	105	109
Other	550	419

Total non-interest expense	3,520	2,921

Income (loss) before income taxes	(611)	229
Income tax expense	5	75

Net income (loss)	$(616)	$154

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(18)	$7
Income tax effect	0	0

Other comprehensive income (loss), net of tax	(18)	7

Comprehensive income (loss)	$(634)	$161

Net income (loss)	$(616)	$154
Dividends and discount accretion on preferred stock	(315)	(286)

Loss available to common shareholders	$(931)	$(132)

Loss per common share-basic	$(0.49)	$(0.08)

Loss per common share-diluted	$(0.49)	$(0.08)

Dividends declared per share-common stock	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(616)	$154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	0	959
Provision for (recapture of) losses on loans receivable held for sale	470	(2)
Provision for (recapture of) losses on REO	0	(19)
Depreciation	52	78
Net amortization of deferred loan origination costs	62	27
Net amortization of premiums on mortgage-backed securities	10	15
Amortization of investment in affordable housing limited partnership	55	46
Stock-based compensation expense	20	20
Earnings on bank owned life insurance	(16)	(20)
Net gains on sales of REO	(8)	(412)
Net gains on sales of loans	(16)	0
Net change in accrued interest receivable	74	97
Net change in deferred tax assets	0	78
Net change in other assets	1,269	1,030
Net change in accrued interest payable	230	200
Net change in other liabilities	(393)	(446)

Net cash provided by operating activities	1,193	1,805

Cash flows from investing activities:
Net change in loans receivable held for investment	9,104	11,389
Proceeds from sales of loans receivable held for sale	9,322	0
Principal repayments on loans receivable held for sale	143	77
Available-for-sale securities:
Maturities, prepayments and calls	1,170	944
Proceeds from sales of REO	152	3,989
Net redemption of Federal Home Loan Bank stock	164	188
Additions to office properties and equipment	(32)	0

Net cash provided by investing activities	20,023	16,587

Cash flows from financing activities:
Net change in deposits	(9,423)	(4,334)
Net change in advance payments by borrowers for taxes and insurance	(379)	(478)

Net cash used in financing activities	(9,802)	(4,812)

Net change in cash and cash equivalents	11,414	13,580
Cash and cash equivalents at beginning of period	64,360	31,597

Cash and cash equivalents at end of period	$75,774	$45,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,106	$1,608

Cash paid for income taxes	$3	$0

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$1,275	$817

Transfers of loans receivable from loans receivable held for investment to loans receivable held for sale	$6,174	$0

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.

NOTE (2) – Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

NOTE (3) – Going Concern, Regulatory Matters and Management’s Plan for Recapitalization of the Company

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

Holding Company Liquidity

The Company has a tax sharing liability to the Bank which exceeds operating cash at the Company level. The Company used its cash available at the holding company level to pay a substantial portion of this liability pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012 and does not have cash available to pay its operating expenses. Additionally, the Company is deferring interest payments on its $6.0 million aggregate principal amount of Floating Rate Junior Subordinated Debentures that mature in March 17, 2014, and is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 8).

The Company’s principal source of funds for the payment of operating expenses, as well as for the declaration and payment of dividends, is dividends received from the Bank. The Office of the Comptroller of the Currency (“OCC”) regulations limit the amount of dividends that may be paid by the Bank without prior approval of the OCC. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Based on the above limitation and further regulatory restrictions on dividends described below, the Bank may not declare dividends during the year 2013 without OCC approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations noted above within the foreseeable future unless the Company is able to secure new capital.

Regulatory Matters

As a result of significant deficiencies in the Company’s and the Bank’s operations noted in a regulatory examination, the Company and the Bank entered into cease and desist orders (the “Orders”) issued by the OCC’s predecessor effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board. Furthermore, the Orders, which are now administered by the OCC with respect to the Bank and the Board of Governors of the Federal Reserve System (“FRB”) with respect to the Company, require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OCC regulations. The Orders also prohibit the Bank from paying dividends to the Company, and prohibit the Company from paying dividends to its shareholders, without the prior written approval of the OCC and the FRB, respectively. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

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

•	Neither the Company nor the Bank may declare or pay any dividends or make any other capital distributions without the prior written approval of the FRB and the OCC.

•	Neither the Company nor the Bank may make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the FRB and the OCC.

•

The Company and the Bank are subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

As noted above, the Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

•

As noted above, the Bank is not permitted to increase the amount of its brokered deposits beyond the amount of interest credited without prior notice to and receipt of notice of non-objection from the OCC.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

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

Management of the Company is pursuing a comprehensive recapitalization plan to strengthen and simplify the Company’s capital structure. To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock, for common stock (or initially common stock equivalents). The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions. The exchange by the U.S. Treasury is expected to close contemporaneously with the closing of separate placements of common stock and exchange transactions with the holders of each other series of the Company’s preferred stock. In addition, the Company has entered into a written agreement with the holder of its Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock (or initially equivalents) at a discount of 50% of the liquidation amount. This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions.

The Company has reached agreements in principle with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount. Also, the Company has reached agreements in principle with its senior lender, pursuant to which the lender will exchange a portion of the line of credit, which is currently in default, for common stock (or initially common stock equivalents) at 100% of the face amount to be exchanged; forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a modified credit agreement for the remainder of the existing loan that would be outstanding after the exchange. As presently contemplated, the series of transactions related to the exchange of a portion of the existing loan will reduce the Company’s senior debt by approximately $2.5 million and eliminate the accrued interest on the line of credit, which totaled $1.5 million at March 31, 2013.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements or other sales of the Company’s common stock aggregating $5 million, or approximately $4 million if approved by the U.S. Department of the Treasury, in gross proceeds. Based on various assumptions, including, for illustrative purposes only, a placement price of $1.00 per share, the Company projects that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 18.0 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. If the placement price is materially closer to our current stock price, then the number of shares to be issued in the recapitalization, and the percentage ownership represented by such shares, will be significantly higher. The 18.0 million new shares of common stock would exceed the Company’s current unissued authorized shares. Accordingly, the Company plans to issue a form of common stock equivalent to the lender and holders of Preferred Stock in exchange for their securities to consummate the recapitalization, after which the Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such authorized shares to replace the common stock equivalents issued in the recapitalization.

There can be no assurance that management’s capital plan will be achieved. Failure to maintain capital sufficient to meet the higher capital requirements required by the Orders to which the Company and the Bank are currently subject, or future increases in capital requirements, could result in further regulatory action, which could include seizure of the Bank through the appointment of a conservator or receiver.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

NOTE (4) – Loss Per Common Share

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

The following table shows how the Company computed basic and diluted loss per common share for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
	(In thousands, except share and per share)
Basic
Net income (loss)	$(616)	$154
Less: Preferred stock dividends and accretion	(315)	(286)

Loss available to common shareholders	$(931)	$(132)

Weighted average common shares outstanding	1,917,422	1,744,565

Loss per common share – basic	$(0.49)	$(0.08)

Diluted
Net income (loss)	$(616)	$154
Less: Preferred stock dividends and accretion	(315)	(286)

Loss available to common shareholders	$(931)	$(132)

Weighted average common shares outstanding	1,917,422	1,744,565
Add: dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	1,917,422	1,744,565

Loss per common share – diluted	$(0.49)	$(0.08)

Stock options for 164,178 and 227,075 shares of common stock were not considered in computing diluted loss per common share for the three months ended March 31, 2013 and 2012 because they were anti-dilutive.

NOTE (5) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013:
Residential mortgage-backed	$11,480	$700	$0	$12,180

Total available-for-sale securities	$11,480	$700	$0	$12,180

December 31, 2012:
Residential mortgage-backed	$12,660	$718	$0	$13,378

Total available-for-sale securities	$12,660	$718	$0	$13,378

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

There were no securities with unrealized losses at March 31, 2013 and December 31, 2012. At March 31, 2013, the Bank’s investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 4.9 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities pledged had a carrying amount of $1.5 million at March 31, 2013 and December 31, 2012, and were pledged to secure public deposits. At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. There were no sales of securities during the three months ended March 31, 2013 and 2012.

NOTE (6) – Loans Receivable Held For Sale

Loans receivable held for sale at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
One-to-four units	$0	$7,916
Five or more units	6,857	5,795
Commercial real estate	4,008	1,358
Church	4,758	4,300
Valuation allowance for unrealized losses	(317)	(318)

Loans receivable held for sale, net	$15,306	$19,051

Non-performing loans receivable held for sale (1)	$8,060	$10,168
Valuation allowance	0	0

Non-performing loans receivable held for sale, net	$8,060	$10,168

Performing loans receivable held for sale	$7,563	$9,201
Valuation allowance	(317)	(318)

Performing loans receivable held for sale, net	$7,246	$8,883

(1)	Net of charge-offs of $3.2 million and $2.5 million at March 31, 2013 and December 31, 2012.

When management decides to sell certain loans held in portfolio, we reclassify them to held for sale at the lower of cost or fair value, less estimated selling costs. During the three months ended March 31, 2013, eight non-performing loans secured by five or more units, seven non-performing loans secured by commercial real estate and seven non-performing loans secured by churches, were transferred to held for sale. The loans had a carrying amount of $6.2 million, net of charge-offs of $2.4 million.

During the first quarter of 2013, certain delinquent and non-performing loans secured by one-to-four units and church properties totaling $9.3 million were sold at a net gain of $16 thousand. There were no loan sales during the first quarter of 2012. No loans receivable held for sale were transferred to REO during the three months ended March 31, 2013 and 2012.

Net lower of cost or market write-downs on non-performing loans receivable held for sale totaled $471 thousand for the three months ended March 31, 2013, compared to net lower of cost or market recoveries of $1 thousand for the same period in 2012. Additionally, during the first quarter of 2013 and 2012, we decreased our valuation allowance by $1 thousand on loans held for sale that are considered performing loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

NOTE (7) – Loans Receivable Held for Investment

Loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Real estate:
One-to-four units	$55,196	$57,733
Five or more units	78,321	83,350
Commercial real estate	35,060	41,124
Church	72,321	76,254
Construction	456	735
Commercial:
Sports	1,701	1,711
Other	1,922	2,115
Consumer:
Other	130	104

Total gross loans receivable	245,107	263,126
Loans in process	(46)	(74)
Net deferred loan costs	513	557
Unamortized discounts	(17)	(17)
Allowance for loan losses	(10,450)	(11,869)

Loans receivable, net	$235,107	$251,723

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869
Provision for loan losses	(449)	(361)	(207)	1,029	0	(12)	0	0
Recoveries	259	0	15	7	0	95	0	376
Loans charged off	(36)	(638)	(944)	(177)	0	0	0	(1,795)

Ending balance	$1,834	$1,123	$1,549	$5,677	$8	$181	$78	$10,450

	Three Months Ended March 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	336	41	(206)	979	(16)	(133)	(42)	959
Recoveries	0	0	15	4	0	117	2	138
Loans charged off	(355)	0	(58)	(231)	0	0	0	(644)

Ending balance	$4,836	$3,013	$2,859	$6,494	$233	$231	$86	$17,752

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$587	$26	$59	$1,333	$0	$97	$69	$2,171
Collectively evaluated for impairment	1,247	1,097	1,490	4,344	8	84	9	8,279

Total ending allowance balance	$1,834	$1,123	$1,549	$5,677	$8	$181	$78	$10,450

Loans:
Loans individually evaluated for impairment	$3,760	$2,382	$6,136	$22,230	$0	$97	$69	$34,674
Loans collectively evaluated for impairment	51,436	75,939	28,924	50,091	456	3,526	61	210,433

Total ending loans balance	$55,196	$78,321	$35,060	$72,321	$456	$3,623	$130	$245,107

	December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$125	$543	$1,276	$0	$0	$69	$2,732
Collectively evaluated for impairment	1,341	1,997	2,142	3,542	8	98	9	9,137

Total ending allowance balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869

Loans:
Loans individually evaluated for impairment	$4,576	$3,766	$10,364	$25,328	$273	$0	$69	$44,376
Loans collectively evaluated for impairment	53,157	79,584	30,760	50,926	462	3,826	35	218,750

Total ending loans balance	$57,733	$83,350	$41,124	$76,254	$735	$3,826	$104	$263,126

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

The following table presents information related to loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$1,989	$1,444	$0	$1,986	$1,484	$0
Five or more units	2,049	2,049	0	2,038	1,819	0
Commercial real estate	8,080	4,765	0	10,184	6,423	0
Church	14,717	12,598	0	18,664	15,689	0
Construction	0	0	0	279	273	0
Commercial:
Sports	3,888	0	0	3,888	0	0
With an allowance recorded:
One-to-four units	2,316	2,316	587	3,092	3,092	719
Five or more units	333	333	26	1,947	1,947	125
Commercial real estate	1,371	1,371	59	3,941	3,941	543
Church	9,632	9,632	1,333	9,677	9,639	1,276
Commercial:
Other	97	97	97	0	0	0
Consumer:
Other	69	69	69	69	69	69

Total	$44,541	$34,674	$2,171	$55,765	$44,376	$2,732

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following table presents monthly average of individually impaired loans by class of loans and the related interest income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,987	$32	$13,477	$124
Five or more units	3,507	16	3,826	22
Commercial real estate	9,154	81	7,476	84
Church	24,139	137	31,768	291
Construction	202	5	300	5
Commercial:
Other	73	0	0	0
Consumer:
Other	69	0	70	1

Total	$41,131	$271	$56,917	$527

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the three months ended March 31, 2013 and 2012 had loans performed in accordance with their original terms were $762 thousand and $1.2 million.

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Loans receivable held for sale:
One-to-four units	$0	$6,656
Five or more units	3,033	1,956
Commercial real estate	3,004	0
Church	2,023	1,556
Loans receivable held for investment:
One-to-four units	1,444	1,489
Five or more units	1,676	2,312
Commercial real estate	2,874	7,090
Church	12,598	15,689
Construction	0	273
Commercial:
Other	97	0
Consumer:
Other	69	69

Total non-accrual loans	$26,818	$37,090

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2013 and December 31, 2012.

The following tables present the aging of the recorded investment in past due loans, including loans receivable held for sale, as of March 31, 2013 and December 31, 2012 by class of loans:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
Five or more units	$0	$0	$3,033	$3,033	$3,824
Commercial real estate	0	0	3,004	3,004	1,004
Church	0	0	2,023	2,023	2,735
Loans receivable held for investment:
One-to-four units	949	0	1,444	2,393	52,803
Five or more units	0	0	1,676	1,676	76,645
Commercial real estate	0	0	2,874	2,874	32,186
Church	279	3,192	12,598	16,069	56,252
Construction	0	0	0	0	456
Commercial:
Sports	0	0	0	0	1,701
Other	0	0	97	97	1,825
Consumer:
Other	0	0	69	69	61

Total	$1,228	$3,192	$26,818	$31,238	$229,492

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

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

Troubled Debt Restructurings

During the three months ended March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a six to twelve month period.

The Company has allocated $2.1 million and $2.5 million of specific reserves for loans for which the terms have been modified in troubled debt restructurings (“TDRs”) and were performing as of March 31, 2013 and December 31, 2012. At March 31, 2013, loans classified as TDRs totaled $34.4 million, of which $18.0 million were included in non-accrual loans and $16.4 million were on accrual status. Pro forma for a bulk sale of multi-family and commercial real estate loans that we completed in the second quarter, our TDRs totaled $32.4 million at such date. At December 31, 2012, loans classified as TDRs totaled $41.1 million, of which $22.8 million were included in non-accrual loans and $18.3 million were on accrual status. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. As of March 31, 2013 and December 31, 2012, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	5	$715	$765	0	$0	$0
Commercial real estate	0	0	0	1	229	229
Church	0	0	0	3	1,013	1,013

Total	5	$715	$765	4	$1,242	$1,242

The troubled debt restructurings described above increased the allowance for loan losses by $23 thousand and $87 thousand for the three months ended March 31, 2013 and 2012 and resulted in charge-offs of $23 thousand and $0 during the first quarter of 2013 and 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Church	0	$0	1	$100

Total	0	$0	1	$100

All loan modifications during the three months ended March 31, 2013 were considered troubled debt restructurings. The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $3.2 million as of March 31, 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

March 31, 2013

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$53,126	$626	$1,444	$0	$0
Five or more units	71,139	3,234	3,948	0	0
Commercial real estate	24,417	1,903	8,740	0	0
Church	33,259	16,237	22,729	96	0
Construction	456	0	0	0	0
Commercial:
Sports	0	1,701	0	0	0
Other	1,805	20	97	0	0
Consumer:
Other	61	0	69	0	0

Total	$184,263	$23,721	$37,027	$96	$0

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

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

NOTE (8) – Junior Subordinated Debentures and Other Borrowings

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The subordinated debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.82% at March 31, 2013. The Company stopped paying interest on the debentures in September 2010. The accrued interest on the subordinated debentures was $497 thousand as of March 31, 2013. Under the Cease and Desist Order applicable to the Company discussed in Note 3, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System, acting through the Federal Reserve Bank of San Francisco, (the “FRB”). In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default. Borrowings under this line of credit are secured by the Company’s investment in the Bank. The full amount of this borrowing became due and payable on July 31, 2010. This line of credit has not been repaid and the Company is in default under the line of credit agreement. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012, subject to certain conditions. The lender has declined to extend the forbearance agreement. The accrued interest on the line of credit was $1.5 million as of March 31, 2013.

Management’s plans to address these matters are described in Note 3 to these consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

NOTE (9) – Fair Value

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

March 31, 2013

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$12,180	$0	$12,180

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$0	$13,378	$0	$13,378

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2013 and 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale:
One-to-four units	$0	$6,656
Five or more units	3,033	1,956
Commercial real estate	3,004	0
Church	2,023	1,556
Impaired loans carried at fair value of collateral:
One-to-four units	1,235	1,284
Five or more units	0	1,679
Commercial real estate	417	3,385
Church	4,420	6,649
Real estate owned:
Commercial real estate	2,591	2,752
Church	6,703	5,411

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Non-performing loans receivable held-for-sale	$(471)	$1
Impaired loans carried at fair value of collateral	(34)	(1,090)
Real estate owned	0	19

Total	$(505)	$(1,070)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Non-performing loans held for sale – five or more units	$3,033	Sales comparison approach	Adjustment for differences between the comparable sales	-26% to 20%
		Income approach	Capitalization rate	6% to 9%
Non-performing loans held for sale – commercial real estate	3,004	Sales comparison approach	Adjustment for differences between the comparable sales	-49% to 1%
		Income approach	Capitalization rate	7% to 9%
Non-performing loans held for sale – church	2,023	Sales comparison approach	Adjustment for differences between the comparable sales	-27% to 29%
Impaired loans – one-to-four units	1,235	Sales comparison approach	Adjustment for differences between the comparable sales	-5% to 18%
Impaired loans – commercial real estate	417	Sales comparison approach	Adjustment for differences between the comparable sales	2%
		Income approach	Capitalization rate	4.5%
Impaired loans – church	4,420	Sales comparison approach	Adjustment for differences between the comparable sales	-45% to 8%
		Income approach	Capitalization rate	6.75% to 8%
Real estate owned – commercial real estate	2,591	Sales comparison approach	Adjustment for differences between the comparable sales	-67% to 1%
		Income approach	Capitalization rate	8% to 11%
Real estate owned – church	6,703	Sales comparison approach	Adjustment for differences between the comparable sales	-34% to 7%
		Income approach	Capitalization rate	11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 were as follows:

	Carrying Value	Fair Value Measurements at March 31, 2013 Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$75,774	$75,774	$0	$0	$75,774
Securities available-for-sale	12,180	0	12,180	0	12,180
Loans receivable held for sale	15,306	0	0	15,306	15,306
Loans receivable held for investment	235,107	0	0	234,852	234,852
Federal Home Loan Bank stock	3,737	N/A	N/A	N/A	N/A
Accrued interest receivable	1,176	0	59	1,117	1,176
Financial Liabilities:
Deposits	$(247,648)	$0	$244,197	$0	$244,197
Federal Home Loan Bank advances	(79,500)	0	84,397	0	84,397
Junior subordinated debentures	(6,000)	0	0	(5,061)	(5,061)
Other borrowings	(5,000)	0	0	(4,353)	(4,353)
Accrued interest payable	(2,171)	0	(137)	(1,741)	(1,878)
Advance payments by borrowers for taxes and insurance	(332)	0	(332)	0	(332)

	Carrying Value	Fair Value Measurements at December 31, 2012 Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$64,360	$64,360	$0	$0	$64,360
Securities available-for-sale	13,378	0	13,378	0	13,378
Loans receivable held for sale	19,051	0	0	19,051	19,051
Loans receivable held for investment	251,723	0	0	252,043	252,043
Federal Home Loan Bank stock	3,901	N/A	N/A	N/A	N/A
Accrued interest receivable	1,250	0	42	1,208	1,250
Financial Liabilities:
Deposits	$(257,071)	$0	$(253,155)	$0	$(253,155)
Federal Home Loan Bank advances	(79,500)	0	(84,769)	0	(84,769)
Junior subordinated debentures	(6,000)	0	0	(4,852)	(4,852)
Other borrowings	(5,000)	0	0	(4,205)	(4,205)
Accrued interest payable	(1,941)	0	(87)	(1,527)	(1,614)
Advance payments by borrowers for taxes and insurance	(711)	0	(711)	0	(711)

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

March 31, 2013

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

(h) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate fair value and are classified the same as the related asset.

(i) Accrued Interest Payable

The carrying amounts of accrued interest on deposits and Federal Home Loan Bank advances approximate their fair value. The carrying amounts of accrued interest on junior subordinated debentures and other borrowings are estimated by applying a discount similar to the related debt. The fair values of accrued interest are classified the same as the related liability.

NOTE (10) – Stock-based Compensation

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

No options were granted during the three months ended March 31, 2013 and 2012. The Company recorded $20 thousand of stock-based compensation expense, net of tax, during the first quarter of 2013 and 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

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

The Bank met the minimum capital requirements at March 31, 2013 and December 31, 2012 to conform to the general regulatory definition of “well-capitalized” under the prompt corrective action regulations, as well as the higher capital standards under the cease and desist orders, but it cannot be considered well capitalized while under the cease and desist order.

Actual and normally required capital amounts and ratios at March 31, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)

March 31, 2013:
Tangible Capital to adjusted total assets	$32,674	9.00%	$5,446	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,674	9.00%	$14,522	4.00%	$18,152	5.00%	$29,043	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,674	13.94%	N/A	N/A	$14,068	6.00%	N/A	N/A
Total Capital to risk weighted assets	$35,698	15.22%	$18,758	8.00%	$23,447	10.00%	$28,137	12.00%

December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$18,675	5.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	$15,067	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$25,112	10.00%	$30,135	12.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2013

NOTE (12) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $9.4 million was required as of March 31, 2013, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.0 million and $0 net deferred tax assets as of December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Total assets decreased during the first three months of 2013 primarily due to a decrease in our loan portfolio, as we implemented our strategy to sell non-performing and classified loans. During the first three months of 2013, we sold approximately $9.3 million in non-performing and classified loans. The decrease in our loan portfolio, including loans held for sale, consisted of a $10.5 million decrease in our one-to-four family residential real estate loan portfolio, a $4.0 million decrease in our five or more units residential real estate loan portfolio, a $3.4 million decrease in our commercial real estate loan portfolio, a $3.5 million decrease in our church loan portfolio, a $279 thousand decrease in our construction loan portfolio and a $203 thousand decrease in our commercial loan portfolio.

Total deposits decreased $9.4 million during the first three months of 2013, while FHLB borrowings, subordinated debentures and other borrowings remained unchanged.

Our net loss for the three months ended March 31, 2013 was $616 thousand compared to net income of $154 thousand for the same period a year ago, representing a decrease in profitability of $770 thousand. The decrease from a net income to a net loss was primarily due to lower net interest income before provision for loan losses and higher non-interest expenses, primarily reflecting a $470 thousand provision for losses on loans held for sale. Additionally, during the three months ended March 31, 2013, we recorded no provision for loan losses compared to $959 thousand of provision for loan losses for the three months ended March 31, 2012.

Going Concern and Regulatory Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a tax sharing liability to its consolidated subsidiary that exceeds its available cash, the Company is in default under the terms of a $5 million line of credit with another financial institution lender in which the stock of its subsidiary bank, Broadway Federal Bank (the “Bank”) is held as collateral for the line of credit and the Company and the Bank are both under formal regulatory agreements. The Company and the Bank are not in compliance with these agreements but management believes that the recapitalization plan that the Company is pursing will allow it to address many of the areas of non-compliance. Failure to comply with these agreements exposes the Company and the Bank to further regulatory sanctions. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Net Income (Loss)

We recorded net loss of $616 thousand, or $0.49 loss per diluted common share, for the three months ended March 31, 2013, compared to net income of $154 thousand, or $0.08 loss per diluted common share, for the three months ended March 31, 2012. The decrease from net income to net loss was primarily due to lower net interest income before provision for loan losses and higher non-interest expenses which were partially offset by lower provision for loan losses for the first quarter of 2013.

Net Interest Income

For the first quarter of 2013, net interest income before provision for loan losses totaled $2.7 million, down $1.0 million, or 27%, from $3.7 million of net interest income before provision for loan losses for the first quarter of 2012. The $1.0 million decrease in net interest income primarily resulted from a $47.1 million decrease in average interest-earning assets and a 64 basis point decrease in net interest margin.

Interest income decreased $1.5 million, or 27%, to $4.0 million for the first quarter of 2013 from $5.5 million for the first quarter of 2012. The decrease in interest income was primarily due to a $47.1 million decrease in average interest-earning assets, primarily reflecting a $71.3 million decrease in the average balance of loans receivable, a $5.4 million decrease in the average balance of securities available-for-sale and a $29.8 million increase in the average balance of federal funds sold. The $71.3 million decrease in average loans receivable from $345.8 million for the first quarter of 2012 to $274.5 million for the first quarter of 2013 resulted in $1.0 million reduction in interest income. Additionally, the average yield on loans decreased from 6.17% for the first quarter of 2012 to 5.66% for the first quarter of 2013, which resulted in $408 thousand reduction in interest income. The decrease in the average yield on loans was primarily a result of continued high levels of non-performing loans and payoffs of loans which carried a higher average yield than the average yield of loans receivable.

Interest expense decreased $472 thousand, or 26%, to $1.3 million for the first quarter of 2013 from $1.8 million for the first quarter of 2012. The decrease in interest expense was primarily attributable to a 35 basis point decrease in the average cost of deposits, from 1.34% for the first quarter of 2012 to 0.99% for the first quarter of 2013, which resulted in $211 thousand reduction in interest expense. Additionally, the average balance of deposits decreased from $292.1 million for the first quarter of 2012 to $253.2 million for the first quarter of 2013, which resulted in $140 thousand reduction in interest expense. The 35 basis point decrease in the average cost of deposits reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. Also contributing to the decrease in interest expense during 2013 was lower average balance and average cost of FHLB advances. The average balance of FHLB advances decreased $3.5 million, from $83.0 million for the first quarter of 2012 to $79.5 million for the first quarter of 2013, which resulted in $26 thousand decrease in interest expense. The average cost of FHLB advances decreased 44 basis points, from 3.12% for the first quarter of 2012 to 2.68% for the first quarter of 2013, which resulted in $89 thousand decrease in interest expense. The decrease in the average cost of FHLB advances was primarily due to the restructurings of $20.0 million of FHLB advances since the first quarter of 2012.

Provision and Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

There was no provision for loan losses for the first quarter of 2013, compared to $959 thousand of provision for loan losses for the same period a year ago. During the first quarter of 2013, we did not record a provision for loan losses as our loan portfolio continues to shrink and our asset quality shows signs of improvement as total delinquencies and impairment losses have continued a downward trend. Our total delinquent loans, which include non-accruing loans and all other loans that are past due at least 30 days, totaled $31.2 million, or $25.1 million pro forma for the bulk loan sale completed in the second quarter, as of March 31, 2013, as compared to $54.6 million as of March 31, 2012 and $41.8 million as of December 31, 2012. This decline continues a trend that started in the first quarter of 2011, following a peak in delinquencies of $70.7 million as of the end of 2010.

At March 31, 2013 our allowance for loan losses was $10.4 million, or 4.26% of our loans receivable held for investment, compared to $11.9 million, or 4.51% of our gross loans, at December 31, 2012. The decrease in the allowance for loan losses reflects the decrease in the size of our loan portfolio and the charge-offs taken to write down the loans transferred to loans held for sale to their estimated fair values. The ratio of the allowance for loan losses to non-performing loans, excluding loans held for sale, increased to 55.71% at March 31, 2013 from 49.41% at December 31, 2012, due to the planned bulk sale of certain non-performing loans that were classified as held for sale.

When reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of charge-offs is considered. We update our estimates of collateral values on non-performing loans every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs. Therefore certain losses inherent in our non-performing loans are being recognized through a charge-off periodically. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. As of March 31, 2013, 63% of our non-performing loans had already been written down to their estimated fair value less estimated selling costs. The remaining 37% of non-performing loans are reported at cost as the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Loan charge-offs during the first quarter of 2013 were $1.8 million, or 2.62% of average loans, compared to $644 thousand, or 0.74% of average loans, during the first quarter of 2012. Of the $1.8 million of charge-offs, $1.3 million charge-offs were related to the write down of certain classified loans that were transferred to loans held for sale in the first quarter of 2013 and were subsequently sold in April 2013. Another $177 thousand of charge-offs were related to non-performing church loans that were sold in February and April 2013. Most of the remaining $284 thousand of charge-offs were reserved for at year-end 2012 and were related to losses on impaired loans. Charge-offs in commercial real estate loans totaled $944 thousand and represented 53% of charge-offs during the first quarter of 2013. Charge-offs in five or more unit residential real estate loans totaled $638 thousand and represented 35% of charge-offs during the first quarter of 2013. Charge-offs in church loans totaled $177 thousand million and represented 10% of charge-offs during the first quarter of 2013. Charge-offs in one-to-four family residential real estate loans totaled $36 thousand and represented 2% of charge-offs during the first quarter of 2013.

Impaired loans at March 31, 2013 were $34.7 million, compared to $44.4 million at December 31, 2012. Specific reserves for impaired loans were $2.1 million, or 6.26% of the aggregate impaired loan amount at March 31, 2013, compared to $2.7 million, or 6.16%, at December 31, 2012. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.93% at March 31, 2013, compared to 4.18% at December 31, 2012.

We performed an impairment analysis for all non-performing and restructured loans, and established specific reserves for impaired loans of $2.1 million at March 31, 2013. Of the $2.1 million specific reserves at March 31, 2013, $166 thousand was related to $166 thousand of unsecured loans that are non-performing. Additionally, we recorded $2.0 million of specific reserves for impairment related to $13.7 million of accruing loans that were modified in troubled debt restructurings. On $13.6 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off. The remaining $12.1 million of impaired loans had been written down to fair value after charge-offs of $10.0 million.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2013, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the first quarter of 2013 decreased $202 thousand from $423 thousand for the first quarter of 2012 to $221 thousand for the first quarter of 2013. The $202 thousand decrease in non-interest income was primarily due to $404 thousand lower net gains on sales of REO. During the first quarter of 2013, we sold one REO property and recognized a gain of $8 thousand. During the first quarter of 2012, we sold five REO properties and recognized a net gain of $412 thousand. Net loan servicing fees totaled $6 thousand for the first quarter of 2013, compared to net loan servicing expense of ($166) thousand for the first quarter of 2012, primarily reflecting $177 thousand higher amortization expense on mortgage servicing rights assets resulting from payoffs and repayments on loans sold to or serviced for investors.

Non-interest Expense

Non-interest expense for the first quarter of 2013 increased $599 thousand from $2.9 million for the first quarter of 2012 to $3.5 million for the first quarter of 2013. The $599 thousand increase in non-interest expense was primarily due to a $472 thousand increase in provision for losses on loans held for sale, as we wrote down three loans held for sale to fair value based on the bulk loan sale price. Other significant increases in non-interest expense include a $74 thousand increase in professional services expense, a $53 thousand increase in occupancy expense and a $131 thousand increase in other expenses, primarily appraisal and REO expenses. Partially offsetting these increases was a $135 thousand decrease in compensation and benefits expense, primarily reflecting the reversal of a liability for accrued sick leave.

Income Taxes

The Company’s income tax expense was $5 thousand for the three months ended March 31, 2013 compared to $75 thousand for the three months ended March 31, 2012. The tax expense for the three months reflects the minimum taxes paid to the state of California. For the first three months of 2012, income taxes were computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter). The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets.

Financial Condition

Total Assets

Total assets were $363.1 million at March 31, 2013, which represented a decrease of $10.6 million, or 3%, from December 31, 2012. During the first three months of 2013, net loans decreased by $16.6 million, loans held for sale decreased by $3.7 million, securities decreased by $1.2 million and other assets, primarily income taxes receivable, decreased by $1.3 million, while cash and cash equivalents increased by $11.4 million and REO increased by $1.1 million.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limit the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $18.0 million to $245.1 million at March 31, 2013 from $263.1 million at December 31, 2012, due to the transfer of certain loans held for investment to loans held for sale as we implemented our strategy to sell non-performing and classified loans. The $18.0 million decrease in our loan portfolio consisted of a $2.5 million decrease in our one-to-four family residential real estate loan portfolio, a $5.0 million decrease in our five or more units residential real estate loan portfolio, a $6.1 million decrease in our commercial real estate loan portfolio, a $3.9 million decrease in our church loan portfolio, a $279 thousand decrease in our construction loan portfolio and a $203 thousand decrease in our commercial loan portfolio.

Loan originations for the three months ended March 31, 2013 totaled $1.4 million, compared to $3.4 million for the three months ended March 31, 2012. Loan repayments for the three months ended March 31, 2013 totaled $10.1 million, compared to $14.6 million for the three months ended March 31, 2012. Loan charge-offs during the first quarter of 2013 totaled $1.8 million, compared to $644 thousand of charge-offs during the first quarter of 2012. Loans transferred to REO during the first quarter of 2013 totaled $1.3 million, compared to $817 thousand during the first quarter of 2012. Loans transferred to loans held for sale during the first quarter of 2013 totaled $6.2 million, which represented multi-family and commercial real estate loans that we sold in a bulk sale consummated in the second quarter. There were no loans transferred to loans held for sale during the first quarter of 2012.

Loans Receivable Held for Sale

Loans held for sale decreased from $19.1 million at December 31, 2012 to $15.3 million at March 31, 2013. The $3.7 million decrease during the first quarter of 2013 was primarily due to the sales of delinquent and non-performing classified single-family residential and church loans totaling $9.3 million, repayments of $144 thousand and charge-offs of $470 thousand which were partially offset by the transfer of $6.2 million of non-performing classified multi-family and commercial real estate loans from the held for investment loan portfolio to the held for sale portfolio.

Non-Performing Assets

Non-performing assets (“NPAs”) include loans that are 90 days or more delinquent and still accruing, non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at March 31, 2013 were $36.1 million, or 9.95% of total assets, compared to $45.3 million, or 12.11% of total assets, at December 31, 2012. Pro forma for the bulk sale of multi-family and commercial real estate loans consummated in the second quarter, NPAs were $30.0 million, or 8.25% of pro forma total assets, at March 31, 2013.

At March 31, 2013, non-accrual loans were $26.8 million, and $20.7 million pro forma for the bulk loan sale completed in the second quarter, compared to $37.1 million at December 31, 2012. These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings that do not qualify for accrual status. The non-accrual loans at March 31, 2013 included 24 church loans totaling $14.6 million, 11 commercial real estate loans totaling $5.9 million, 14 five or more units residential real estate loans totaling $4.7 million, 9 one-to-four family residential real estate loans totaling $1.4 million, a commercial loan for $97 thousand, and a consumer loan for $69 thousand.

During the first quarter of 2013, REO increased by $1.1 million to $9.3 million at March 31, 2013, from $8.2 million at December 31, 2012. At March 31, 2013 the Bank’s REO consisted of fourteen commercial real estate properties, seven of which are church buildings. During the first quarter of 2013, two church loans totaling $1.3 million were foreclosed and transferred to REO and one REO property was sold a gain of $8 thousand.

Deposits

Deposits totaled $247.6 million at March 31, 2013, down $9.4 million, or 4%, from December 31, 2012. This reflects our efforts to improve our net interest margin by reducing higher costing certificates of deposit. During the first quarter of 2013, certificates of deposit (“CDs”) decreased by $13.0 million and represented 63% of total deposits at March 31, 2013, compared to 66% of total deposits at December 31, 2012. Of the $13.0 million decrease in CDs during the first quarter of 2013, $11.9 million were from higher rate deposits from QwickRate, a deposit listing service and $499 thousand were from brokered deposits. Additionally, core deposits (NOW, demand, money market and passbook accounts) increased by $3.6 million during the first quarter of 2013 and represented 37% of total deposits at March 31, 2013, compared to 34% of total deposits at December 31, 2012. Brokered deposits represented 1% of total deposits at March 31, 2013 and December 31, 2012.

The C&Ds issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, prohibits the Bank from increasing the amount of its brokered deposits.

Borrowings

At March 31, 2013, borrowings consisted of advances from the FHLB of $79.5 million, junior subordinated debentures of $6.0 million and other borrowings of $5.0 million, unchanged from December 31, 2012. At March 31, 2013 and December 31, 2012, FHLB advances were 22% and 21%, respectively, of total assets, and the weighted average cost of advances at those dates was 2.67%.

Shareholders’ Equity

Shareholders’ equity was $17.2 million, or 4.73% of the Company’s total assets, at December 31, 2012, compared to $18.0 million, or 4.82% of the Company’s total assets, at December 31, 2012. At March 31, 2013, the Bank’s Total Risk-Based Capital ratio was 15.22%, its Tier 1 Risk-Based Capital ratio was 13.94%, and its Core Capital and Tangible Capital ratios were 9.00%. The Company is currently pursuing a Recapitalization Plan, described under “Capital Resources” below to increase equity capital and reduce debt and senior securities to further strengthen the Company’s capital ratios, and position the Bank for future growth.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REOs, investment securities, and principal and interest payments from loans and investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $1.2 million and $1.80 million during the three months ended March 31, 2013 and 2012, respectively. Net cash inflows from operating activities for the first three months of 2013 were primarily attributable to interest payments received on loans and securities and federal income tax refunds.

Net cash inflows from investing activities totaled $20.0 million and $16.6 million during the three months ended March 31, 2013 and 2012, respectively. Net cash inflows from investing activities for the first three months of 2013 were attributable primarily to proceeds from sales of loans receivable held for sale, principal repayments on loans and securities, proceeds from sales of REOs and proceeds from redemption of FHLB stock.

Net cash outflows from financing activities totaled $9.8 million and $4.8 million during the three months ended March 31, 2013 and 2012, respectively. Net cash outflows from financing activities for the first three months of 2013 were attributable primarily to the net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged. The Bank’s liquid assets at March 31, 2013 consisted of $75.8 million in cash and cash equivalents and $10.7 million in securities available-for-sale that are not pledged, compared to $64.4 million in cash and cash equivalents and $11.9 million in securities available-for-sale that are not pledged at December 31, 2012.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of March 31, 2013, to borrow an additional $3.5 million.

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

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement. The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.82% at March 31, 2013. The Company stopped paying interest on the debentures in September 2010. As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Borrowings under this line of credit are secured by the Company’s assets. The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default. The full amount of this borrowing became due and payable on July 31, 2010. This senior line of credit has not been repaid and the Company is in default under the line of credit agreement. The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose. On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions. The lender has declined to extend the forbearance agreement. Further information regarding this borrowing is included in Note 8 “Junior Subordinated Debentures and Other Borrowings” of the Notes to Consolidated Financial Statements.

Due to the current regulatory cease and desist order that is in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given. Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. These and related matters are discussed in Note 3 “Going Concern, Regulatory Matters and Management’s Plan for Recapitalization of the Company” of the Notes to Consolidated Financial Statements.

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

We are pursuing a comprehensive recapitalization plan to improve the Company’s capital structure. To date, we:

•

Have obtained the agreement of the U.S. Treasury Department to exchange the shares of our Series D and E Fixed Rate Cumulative Perpetual Preferred Stock held by it for our common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock for common stock;

•

Have obtained the agreement of the holder of our Series A Perpetual Preferred Stock to exchange its holdings for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount, subject to documentation and certain terms and conditions and have reached agreements in principle with the holders of our Series B and Series C Preferred Stock regarding exchanges of their holdings for common stock (or initially common stock equivalents) on a similar basis;

•

Have reached an agreement in principle with our senior bank lender regarding exchanging a portion of the $5 million outstanding amount borrowed under our line of credit, which is currently in default, for common stock (or initially common stock equivalents) at 100% of the face amount to be exchanged; forgiving the accrued interest on the entire amount of the line of credit to the date of the exchange; and amending our credit agreement for the remainder of this debt that would be outstanding after the exchange.

The conditions to each of the above proposed exchanges include that we concurrently complete private placements or other sales of our new shares of common stock. Based on various assumptions, including, for illustrative purposes only, a placement price of $1.00 per share, we project that these exchanges and placements and sales of common stock would, if completed, result in the issuance of approximately 18.0 million new shares of the Company’s common stock, which would constitute approximately 90% of the pro forma outstanding shares of the Company’s common stock. If the placement price is materially closer to our current stock price, then the number of shares to be issued in the recapitalization, and the percentage ownership represented by such shares, will be significantly higher. The 18.0 million new shares of common stock would exceed the Company’s current unissued authorized shares. We plan to seek existing shareholders approval to increase the Company’s authorized shares of common stock, and issue a portion of the newly authorized shares as replacements for the equivalents issued in the exchanges at the closing for the recapitalization.

There can be no assurance that our recapitalization plan will be achieved on the currently contemplated terms, or at all. Failure to maintain capital sufficient to meet the higher capital requirements required by the Orders to which the Company and the Bank are currently subject, or future increases in capital requirements, could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank.

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

The Bank was in compliance with all capital requirements in effect at March 31, 2013, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance to them of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank met the minimum capital requirements under the cease and desist order at March 31, 2013 and December 31, 2012. Actual and normally required capital amounts and ratios at March 31, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios	Amount	Ratios
	(Dollars in thousands)
March 31, 2013:
Tangible Capital to adjusted total assets	$32,674	9.00%	$5,446	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,674	9.00%	$14,522	4.00%	$18,152	5.00%	$29,043	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,674	13.94%	N/A	N/A	$14,068	6.00%	N/A	N/A
Total Capital to risk weighted assets	$35,698	15.22%	$18,758	8.00%	$23,447	10.00%	$28,137	12.00%
December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$18,675	5.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	$15,067	6.00%	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$25,112	10.00%	$30,135	12.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2013. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There were no significant changes during the quarter ended March 31, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the C&D issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our allowance for loan losses as of March 31, 2013.

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

Exhibit Number*

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

Date: May 15, 2013	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: May 15, 2013	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer