Form 10-Q
period 2013-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2013-08-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [   ]   Accelerated Filer [   ]   Non-Accelerated Filer [   ]   Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,917,422 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of August 5, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets	(In thousands, except share and per share amounts)
Cash	$15,188	$13,420
Federal funds sold	59,280	50,940
Cash and cash equivalents	74,468	64,360
Securities available-for-sale, at fair value	11,117	13,378
Loans receivable held for sale, at lower of cost or fair value	9,126	19,051
Loans receivable held for investment, net of allowance of $10,579 and $11,869	225,391	251,723
Accrued interest receivable	1,141	1,250
Federal Home Loan Bank (FHLB) stock	3,737	3,901
Office properties and equipment, net	2,692	2,617
Real estate owned (REO)	6,227	8,163
Bank owned life insurance	2,722	2,688
Investment in affordable housing limited partnership	1,418	1,528
Other assets	7,160	5,034
Total assets	$345,199	$373,693

Liabilities and shareholders’ equity
Liabilities:
Deposits	$229,365	$257,071
FHLB advances	79,500	79,500
Junior subordinated debentures	6,000	6,000
Other borrowings	5,000	5,000
Accrued interest payable	2,308	1,941
Dividends payable	2,554	2,104
Advance payments by borrowers for taxes and insurance	552	711
Other liabilities	3,331	3,359
Total liabilities	328,610	355,686
Shareholders’ Equity:
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 9,000 shares of Series D at June 30, 2013 and December 31, 2012; liquidation preference of $10,532 at June 30, 2013 and $10,262 at December 31, 2012	8,963	8,963
Senior preferred cumulative and non-voting stock, $.01 par value, authorized, issued and outstanding 6,000 shares of Series E at June 30, 2013 and December 31, 2012; liquidation preference of $7,022 at June 30, 2013 and $6,842 at December 31, 2012	5,974	5,974
Preferred non-cumulative and non-voting stock, $.01 par value, authorized 985,000 shares; issued and outstanding 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C at June 30, 2013 and December 31, 2012; liquidation preference of $552 for Series A, $1,000 for Series B and $1,000 for Series C at June 30, 2013 and December 31, 2012	2,457	2,457
Preferred stock discount	(396)	(598)
Common stock, $.01 par value, authorized 8,000,000 shares at June 30, 2013 and December 31, 2012; issued 2,013,942 shares at June 30, 2013 and December 31, 2012; outstanding 1,917,422 shares at June 30, 2013 and December 31, 2012	20	20
Additional paid-in capital	10,117	10,095
Accumulated deficit	(9,484)	(7,988)
Accumulated other comprehensive income, net of taxes of $400 at June 30, 2013 and December 31, 2012	172	318
Treasury stock-at cost, 96,520 shares at June 30, 2013 and December 31, 2012	(1,234)	(1,234)
Total shareholders’ equity	16,589	18,007
Total liabilities and shareholders’ equity	$345,199	$373,693

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,896	$5,030	$7,783	$10,360
Interest on mortgage backed and other securities	80	135	169	283
Other interest income	86	20	134	36
Total interest income	4,062	5,185	8,086	10,679

Interest expense:
Interest on deposits	582	880	1,206	1,855
Interest on borrowings	712	815	1,424	1,648
Total interest expense	1,294	1,695	2,630	3,503

Net interest income before provision for loan losses	2,768	3,490	5,456	7,176
Provision for loan losses	-	102	-	1,061
Net interest income after provision for loan losses	2,768	3,388	5,456	6,115

Non-interest income:
Service charges	129	147	271	292
Loan servicing fees, net	4	4	10	(162)
Net gains on sales of loans	81	-	97	-
Net gains (losses) on sales of REO	(10)	(17)	(2)	395
Gain on sale of office properties and equipment	-	2,523	-	2,523
Gain on sale of securities	-	50	-	50
Other	50	17	99	49
Total non-interest income	254	2,724	475	3,147

Non-interest expense:
Compensation and benefits	1,495	1,538	2,949	3,127
Occupancy expense, net	323	297	663	584
Information services	206	239	423	452
Professional services	151	176	333	284
Provision for (recapture of) losses on loans held for sale	(2)	188	468	186
Provision for losses on REO	223	331	223	312
FDIC insurance	190	216	392	433
Office services and supplies	116	108	221	217
Other	547	550	1,097	969
Total non-interest expense	3,249	3,643	6,769	6,564

Income (loss) before income taxes	(227)	2,469	(838)	2,698
Income tax expense	1	772	6	847
Net income (loss)	$(228)	$1,697	$(844)	$1,851

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale	$(128)	$(86)	$(146)	$(79)
Reclassification of net gains included in net earnings	-	(50)	-	(50)
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	(128)	(136)	(146)	(129)

Comprehensive income (loss)	$(356)	$1,561	$(990)	$1,722

Net income (loss)	$(228)	$1,697	$(844)	$1,851
Dividends and discount accretion on preferred stock	(337)	(285)	(652)	(571)
Income (loss) available to common shareholders	$(565)	$1,412	$(1,496)	$1,280

Earnings (loss) per common share-basic	$(0.29)	$0.81	$(0.78)	$0.73
Earnings (loss) per common share-diluted	$(0.29)	$0.81	$(0.78)	$0.73
Dividends declared per share-common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

 BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(844)	$1,851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	-	1,061
Provision for losses on loans receivable held for sale	468	186
Provision for losses on REO	223	312
Depreciation	106	149
Net amortization of deferred loan origination costs	125	58
Net amortization of premiums on mortgage-backed securities	19	31
Amortization of investment in affordable housing limited partnership	110	89
Stock-based compensation expense	22	40
Earnings on bank owned life insurance	(34)	(40)
Net (gains) losses on sales of REO	2	(395)
Net gains on sales of loans	(97)	-
Gain on sale of office properties and equipment	-	(2,523)
Gain on sale of securities	-	(50)
Net change in accrued interest receivable	109	222
Net change in deferred tax assets	-	850
Net change in other assets	1,048	(77)
Net change in accrued interest payable	367	362
Net change in other liabilities	(28)	(183)
Net cash provided by operating activities	1,596	1,943

Cash flows from investing activities:
Net change in loans receivable held for investment	15,277	23,626
Proceeds from sales of loans receivable held for sale	15,502	-
Principal repayments on loans receivable held for sale	226	223
Available-for-sale securities:
Sales	-	1,050
Maturities, prepayments and calls	2,096	2,114
Proceeds from sales of REO	3,293	5,914
Net redemption of Federal Home Loan Bank stock	164	188
Proceeds from sale of office properties and equipment	-	4,237
Additions to office properties and equipment	(181)	(9)
Net cash provided by investing activities	36,377	37,343

Cash flows from financing activities:
Net change in deposits	(27,706)	(24,639)
Proceeds from FHLB advances	28,000	13,500
Repayments on FHLB advances	(28,000)	(13,500)
Net change in advance payments by borrowers for taxes and insurance	(159)	(108)
Net cash used in financing activities	(27,865)	(24,747)

Net change in cash and cash equivalents	10,108	14,539
Cash and cash equivalents at beginning of period	64,360	31,597
Cash and cash equivalents at end of period	$74,468	$46,136

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,263	$3,142
Cash paid for income taxes	$4	$-
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to other assets	$3,174	$-
Transfers of loans receivable held for investment to REO	$1,582	$2,662
Transfers of loans receivable from loans receivable held for investment to loans receivable held for sale	$6,174	$-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation. Reclassifications had no effect on prior period consolidated net earnings or shareholders’ equity.

NOTE (2) – Going Concern, Regulatory Matters and Management’s Plan for Recapitalization of the Company

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

Holding Company Liquidity

The Company has a tax sharing liability to the Bank which, together with other operating expenses, exceeds operating cash at the Company level. The Company used its cash available at the holding company level to pay a substantial portion of this liability pursuant to the terms of the Tax Allocation Agreement between the Bank and the Company on March 30, 2012 and does not have cash available to pay its operating expenses.  Additionally, the Company is deferring interest payments on its $6.0 million aggregate principal amount of Floating Rate Junior Subordinated Debentures that mature in March 17, 2014, and is in default under the terms of a $5.0 million line of credit with another financial institution lender (see Note 7).

The Company’s principal source of funds for the payment of operating expenses, as well as for the declaration and payment of dividends, is dividends received from the Bank. The Office of the Comptroller of the Currency (“OCC”) regulations limit the amount of dividends that may be paid by the Bank without prior approval of the OCC.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to compliance with the capital requirements described below.  Based on the above limitation and further regulatory restrictions on dividends described below, the Bank may not declare dividends during the year 2013 without OCC approval, and such approval is not likely to be given.  Accordingly, the Company will not be able to meet its payment obligations noted above within the foreseeable future unless the Company is able to secure new capital.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

Regulatory Matters

As a result of significant deficiencies in the Company’s and the Bank’s operations noted in a regulatory examination, the Company and the Bank were declared to be in “troubled condition” and entered into cease and desist orders (the “Orders”) issued by the OCC’s regulatory predecessor effective September 9, 2010,  requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board.  Furthermore, the Orders, which are now administered by the OCC with respect to the Bank and the Board of Governors of the Federal Reserve System (“FRB”) with respect to the Company,  require the Bank to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 8% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 12%, both of which ratios are greater than the respective 5% and 10% levels for such ratios that are generally required under OCC regulations.

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

Management of the Company is pursuing a comprehensive recapitalization plan to strengthen and simplify the Company’s capital structure.  To date, the Company has entered into a written agreement with the U.S. Department of the Treasury pursuant to which the U.S. Treasury will exchange its holdings of the Company’s Series D and Series E Fixed Rate Cumulative Perpetual Preferred Stock for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount, plus an undiscounted exchange of the accumulated but unpaid dividends on such preferred stock, for common stock (or initially common stock equivalents).  The exchange by the U.S. Treasury is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock at discounts of 50% of the aggregate liquidation values, the placement of at least $5 million of new common equity capital, and other conditions.  The exchange by the U.S. Treasury is expected to close contemporaneously with the closing of separate placements of common stock and the exchange transactions with the holders of each of the other series of the Company’s preferred stock.  In addition, the Company has entered into a written agreement with the holder of its Series A Perpetual Preferred Stock pursuant to which the holder will exchange its holdings of Series A Preferred for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount.  This exchange is subject to various conditions, including the exchange of the Company’s other outstanding series of preferred stock, the placement of new common equity capital, and other conditions.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The Company has reached agreements in principle with the holders of its Series B Perpetual Preferred Stock and Series C Noncumulative Perpetual Convertible Preferred Stock to exchange their holdings for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount.  Also, the Company has reached agreements in principle with its senior lender, pursuant to which the lender will exchange a portion of the line of credit, which is currently in default, for common stock (or initially equivalents) at 100% of the face amount to be exchanged; forgive the accrued interest on the entire amount of the line of credit to the date of the exchange; and enter into a modified credit agreement for the remainder of the existing loan that would be outstanding after the exchange.  As presently contemplated, the series of transactions related to the exchange of a portion of the existing loan will reduce the Company’s senior debt by approximately $2.5 million and eliminate the accrued interest on the line of credit, which totaled $1.7 million at August 1, 2013.

As a condition to consummating these exchanges, the Company plans to concurrently complete private placements of the Company’s common stock aggregating approximately $4 million in gross proceeds.  Based on various assumptions, including, for illustrative purposes only, a placement price of $1.00 per share, the Company projects that these exchanges and placements and sales of common stock and common stock equivalents would, if completed, result in the issuance of approximately 18.2 million new shares of the Company’s common stock or equivalents, which would constitute approximately 90.5% of the pro forma outstanding shares of the Company’s total equity.  If the placement price is materially closer to our current stock price, then the number of shares to be issued in the recapitalization, and the percentage ownership represented by such shares, will be significantly higher.  The 18.2 million new shares of common stock would exceed the Company’s current unissued authorized shares.  Accordingly, the Company plans to issue a form of common stock equivalent to the lender and holders of preferred stock in exchange for their securities to consummate the recapitalization, after which the Company plans to seek shareholder approval to increase the Company’s authorized shares, and issue a portion of such authorized shares to replace the common stock equivalents issued in the recapitalization.

As noted above, there can be no assurance that management’s capital plan will be achieved.  Failure to maintain capital sufficient to meet the higher capital requirements required by the Orders to which the Company and the Bank are currently subject, or future increases in capital requirements, could result in further regulatory action, which could include seizure of the Bank through the appointment of a conservator or receiver.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

NOTE (3) – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents.

The following table shows how the Company computed basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share)
Basic
Net income (loss)	$(228)	$1,697	$(844)	$1,851
Less: Preferred stock dividends and accretion	(337)	(285)	(652)	(571)
Income (loss) available to common shareholders	$(565)	$1,412	$(1,496)	$1,280

Weighted average common shares outstanding	1,917,422	1,744,565	1,917,422	1,744,565

Earnings (loss) per common share - basic	$(0.29)	$0.81	$(0.78)	$0.73

Diluted
Net income (loss)	$(228)	$1,697	$(844)	$1,851
Less: Preferred stock dividends and accretion	(337)	(285)	(652)	(571)
Income (loss) available to common shareholders	$(565)	$1,412	$(1,496)	$1,280

Weighted average common shares outstanding	1,917,422	1,744,565	1,917,422	1,744,565
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Average shares and dilutive potential common shares	1,917,422	1,744,565	1,917,422	1,744,565

Earnings (loss) per common share - diluted	$(0.29)	$0.81	$(0.78)	$0.73

Stock options for 148,750 shares of common stock for the three and six months ended June 30, 2013 and 227,075 shares of common stock for the three and six months ended June 30, 2012 were not considered in computing diluted loss per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013:
Residential mortgage-backed	$10,545	$572	$-	$11,117
Total available-for-sale securities	$10,545	$572	$-	$11,117
December 31, 2012:
Residential mortgage-backed	$12,660	$718	$-	$13,378
Total available-for-sale securities	$12,660	$718	$-	$13,378

There were no securities with unrealized losses at June 30, 2013 and December 31, 2012.  At June 30, 2013, the Bank’s investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 4.9 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2013 and December 31, 2012, securities pledged to secure public deposits and FHLB advances had a carrying amount of $11.1 million and $1.5 million, respectively.  At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.  There were no sales of securities during the six months ended June 30, 2013.  During the six months ended June 30, 2012, $1.0 million of U.S federal agency bonds were sold and the Company recognized a gain of $50 thousand.

NOTE (5) – Loans Receivable Held For Sale

Loans receivable held for sale at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
One-to-four units	$-	$7,916
Five or more units	3,808	5,795
Commercial real estate	1,349	1,358
Church	4,283	4,300
Valuation allowance for unrealized losses	(314)	(318)
Loans receivable held for sale, net	$9,126	$19,051

Non-performing loans receivable held for sale (1)	$1,904	$10,168
Valuation allowance	-	-
Non-performing loans receivable held for sale, net	$1,904	$10,168

Performing loans receivable held for sale	$7,536	$9,201
Valuation allowance	(314)	(318)
Performing loans receivable held for sale, net	$7,222	$8,883

______

(1)         Net of charge-offs of $679 thousand and $2.5 million at June 30, 2013 and December 31, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

When management decides to sell certain loans held in portfolio, we reclassify them to held for sale at the lower of cost or fair value, less estimated selling costs.  During the first quarter of 2013, eight non-performing loans secured by five or more units, seven non-performing loans secured by commercial real estate and two non-performing loans secured by churches, were transferred to held-for-sale.  At the time of transfer, these loans had a carrying amount of $7.7 million and required additional charge-offs of $1.5 million, which were reserved for at year-end 2012.  These loans were sold during the second quarter of 2013 with a net gain of $81 thousand.  Additionally, $9.3 million of delinquent and non-performing loans secured by one-to-four units and church properties were sold at a net gain of $16 thousand during the first quarter of 2013.  There were no loan sales during the first half of 2012.  No loans receivable held for sale were transferred to REO during the six months ended June 30, 2013 and 2012.

Net write-downs on non-performing loans receivable held for sale to lower of cost or fair value totaled $471 thousand for the six months ended June 30, 2013, compared to $187 thousand for the same period in 2012. Additionally, during the first half of 2013 and 2012, we decreased our valuation allowance by $3 thousand and $1 thousand on loans held for sale that are considered performing loans.

NOTE (6) – Loans Receivable Held for Investment

Loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate:
One-to-four units	$51,998	$57,733
Five or more units	77,870	83,350
Commercial real estate	32,740	41,124
Church	70,231	76,254
Construction	443	735
Commercial:
Sports	1,438	1,711
Other	562	2,115
Consumer:
Other	129	104
Total gross loans receivable	235,411	263,126
Loans in process	(17)	(74)
Net deferred loan costs	593	557
Unamortized discounts	(17)	(17)
Allowance for loan losses	(10,579)	(11,869)
Loans receivable, net	$225,391	$251,723

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$1,834	$1,123	$1,549	$5,677	$8	$181	$78	$10,450
Provision for loan losses	614	66	39	(623)	-	(97)	1	-
Recoveries	-	-	86	6	-	60	-	152
Loans charged off	(3)	(20)	-	-	-	-	-	(23)
Ending balance	$2,445	$1,169	$1,674	$5,060	$8	$144	$79	$10,579

	Six Months Ended June 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869
Provision for loan losses	165	(295)	(168)	406	-	(109)	1	-
Recoveries	259	-	101	13	-	155	-	528
Loans charged off	(39)	(658)	(944)	(177)	-	-	-	(1,818)
Ending balance	$2,445	$1,169	$1,674	$5,060	$8	$144	$79	$10,579

	Three Months Ended June 30, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,836	$3,013	$2,859	$6,494	$233	$231	$86	$17,752
Provision for loan losses	(135)	(116)	(234)	882	(127)	(168)	-	102
Recoveries	-	-	15	3	-	138	2	158
Loans charged off	-	-	-	(156)	-	-	-	(156)
Ending balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856

	Six Months Ended June 30, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$247	$126	$17,299
Provision for loan losses	201	(75)	(440)	1,861	(143)	(301)	(42)	1,061
Recoveries	-	-	30	7	-	255	4	296
Loans charged off	(355)	-	(58)	(387)	-	-	-	(800)
Ending balance	$4,701	$2,897	$2,640	$7,223	$106	$201	$88	$17,856

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$636	$60	$182	$1,588	$-	$97	$69	$2,632
Collectively evaluated for impairment	1,809	1,109	1,492	3,472	8	47	10	7,947
Total ending allowance balance	$2,445	$1,169	$1,674	$5,060	$8	$144	$79	$10,579
Loans:
Loans individually evaluated for impairment	$3,713	$2,911	$6,566	$22,111	$-	$97	$69	$35,467
Loans collectively evaluated for impairment	48,285	74,959	26,174	48,120	443	1,903	60	199,944
Total ending loans balance	$51,998	$77,870	$32,740	$70,231	$443	$2,000	$129	$235,411

	December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$125	$543	$1,276	$-	$-	$69	$2,732
Collectively evaluated for impairment	1,341	1,997	2,142	3,542	8	98	9	9,137
Total ending allowance balance	$2,060	$2,122	$2,685	$4,818	$8	$98	$78	$11,869
Loans:
Loans individually evaluated for impairment	$4,576	$3,766	$10,364	$25,328	$273	$-	$69	$44,376
Loans collectively evaluated for impairment	53,157	79,584	30,760	50,926	462	3,826	35	218,750
Total ending loans balance	$57,733	$83,350	$41,124	$76,254	$735	$3,826	$104	$263,126

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The following table presents information related to loans individually evaluated for impairment by type of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$1,784	$1,211	$-	$1,986	$1,484	$-
Five or more units	1,835	1,806	-	2,038	1,819	-
Commercial real estate	3,623	403	-	10,184	6,423	-
Church	11,227	9,190	-	18,664	15,689	-
Construction	-	-	-	279	273	-
Commercial:
Sports	3,850	-	-	3,888	-	-
With an allowance recorded:
One-to-four units	2,506	2,502	636	3,092	3,092	719
Five or more units	1,105	1,105	60	1,947	1,947	125
Commercial real estate	6,163	6,163	182	3,941	3,941	543
Church	12,958	12,921	1,588	9,677	9,639	1,276
Commercial:
Other	97	97	97	-	-	-
Consumer:
Other	69	69	69	69	69	69
Total	$45,217	$35,467	$2,632	$55,765	$44,376	$2,732

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by type of loans and the related interest income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,737	$29	$3,877	$61
Five or more units	2,508	24	3,097	40
Commercial real estate	6,481	142	8,058	223
Church	22,041	139	23,213	276
Construction	-	-	115	5
Commercial:
Other	97	4	83	4
Consumer:
Other	69	2	69	2
Total	$34,933	$340	$38,512	$611

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$13,998	$110	$13,696	$234
Five or more units	3,050	18	3,384	40
Commercial real estate	7,784	61	7,600	145
Church	32,834	306	32,215	597
Construction	294	4	297	9
Consumer:
Other	70	1	70	2
Total	$58,030	$500	$57,262	$1,027

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest income that would have been recognized for the six months ended June 30, 2013 and 2012 had loans performed in accordance with their original terms were $1.4 million and $2.3 million.

The following table presents the recorded investment in non-accrual loans by type of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Commercial real estate	348	-
Church	1,556	1,556
Loans receivable held for investment:
One-to-four units	1,406	1,489
Five or more units	2,208	2,312
Commercial real estate	404	7,090
Church	12,519	15,689
Construction	-	273
Commercial:
Other	97	-
Consumer:
Other	69	69
Total non-accrual loans	$18,607	$37,090

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2013 or December 31, 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The following tables present the aging of the recorded investment in past due loans, including loans receivable held for sale, as of June 30, 2013 and December 31, 2012 by type of loans:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
Five or more units	$-	$-	$-	$-	$3,808
Commercial real estate	-	-	348	348	1,001
Church	-	-	1,556	1,556	2,727
Loans receivable held for investment:
One-to-four units	1,181	-	1,406	2,587	49,411
Five or more units	-	-	2,208	2,208	75,662
Commercial real estate	-	-	404	404	32,336
Church	439	-	12,519	12,958	57,273
Construction	-	-	-	-	443
Commercial:
Sports	-	-	-	-	1,438
Other	20	-	97	117	445
Consumer:
Other	-	-	69	69	60
Total	$1,640	$-	$18,607	$20,247	$224,604

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$871	$6,656	$7,527	$389
Five or more units	-	-	1,956	1,956	3,839
Commercial real estate	-	-	-	-	1,358
Church	-	-	1,556	1,556	2,744
Loans receivable held for investment:
One-to-four units	1,077	-	1,489	2,566	55,167
Five or more units	587	554	2,312	3,453	79,897
Commercial real estate	-	-	7,090	7,090	34,034
Church	1,617	-	15,689	17,306	58,948
Construction	-	-	273	273	462
Commercial:
Sports	-	-	-	-	1,711
Other	-	-	-	-	2,115
Consumer:
Other	-	-	69	69	35
Total	$3,281	$1,425	$37,090	$41,796	$240,699

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

Troubled Debt Restructurings

During the six months ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings (“TDRs”).  The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months.

At June 30, 2013, loans classified as TDRs totaled $32.8 million, of which $13.5 million were included in non-accrual loans and $19.3 million were on accrual status.  At December 31, 2012, loans classified as TDRs totaled $41.1 million, of which $22.8 million were included in non-accrual loans and $18.3 million were on accrual status.  The Company has allocated $2.2 million and $2.5 million of specific reserves for accruing TDRs as of June 30, 2013 and December 31, 2012.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  As of June 30, 2013 and December 31, 2012, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following tables present loans by type modified as troubled debt restructurings during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,2013			Six Months Ended June 30,2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	-	$-	$-	5	$739	$789
Commercial real estate	1	1,456	1,497	1	1,456	1,497
Total	1	$1,456	$1,497	6	$2,195	$2,286

	Three Months Ended June 30,2012			Six Months Ended June 30,2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	1	$36	$36	1	$36	$36
Commercial real estate	1	505	511	2	734	740
Church	5	2,386	2,391	8	3,399	3,404
Total	7	$2,927	$2,938	11	$4,169	$4,180

The troubled debt restructurings described above increased the allowance for loan losses by $96 thousand and $119 thousand for the three and six months ended June 30, 2013 and by $144 thousand and $231 thousand for the same periods in 2012.  These TDRs resulted in charge-offs of $23 thousand during the six months ended June 30, 2013, compared to $100 thousand for the same period in 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

At June 30, 2013, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

All loan modifications during the six months ended June 30, 2013 were considered troubled debt restructurings.  The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a troubled debt restructuring.  These loans had a total recorded investment of $1.2 million as of June 30, 2012.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine the likelihood that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the most recent analysis performed, the risk category of loans by type of loans as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
			(In thousands)
One-to-four units	$46,651	$3,941	$1,406	$-	$-
Five or more units	70,646	1,876	5,348	-	-
Commercial real estate	23,124	1,637	7,979	-	-
Church	33,922	16,660	19,557	92	-
Construction	443	-	-	-	-
Commercial:
Sports	-	1,438	-	-	-
Other	445	20	97	-	-
Consumer:
Other	60	-	69	-	-
Total	$175,291	$25,572	$34,456	$92	$-

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
			(In thousands)
One-to-four units	$55,613	$631	$1,489	$-	$-
Five or more units	73,673	5,250	4,427	-	-
Commercial real estate	25,605	2,541	12,921	57	-
Church	33,532	19,502	23,220	-	-
Construction	462	-	273	-	-
Commercial:
Sports	-	1,711	-	-	-
Other	1,877	141	97	-	-
Consumer:
Other	35	-	69	-	-
Total	$190,797	$29,776	$42,496	$57	$-

NOTE (7) – Junior Subordinated Debentures and Other Borrowings

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement.  The subordinated debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.81% at June 30, 2013.  The Company stopped paying interest on the debentures in September 2010.  The accrued interest on the subordinated debentures was $540 thousand as of June 30, 2013.  Under the Order applicable to the Company discussed in Note 2, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the FRB, acting through the Federal Reserve Bank of San Francisco.  In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank.  The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00% and increases by an additional 5% in the event of default.  Borrowings under this line of credit are secured by the Company’s investment in the Bank.  The full amount of this borrowing became due and payable on July 31, 2010.  This line of credit has not been repaid and the Company is in default under the line of credit agreement.  On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012, subject to certain conditions.  The lender has declined to extend the forbearance agreement.  The accrued interest on the line of credit was $1.7 million as of June 30, 2013.

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

The fair value of non-performing loans receivable held-for-sale and impaired loans that are collateral dependent is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-performing loans held for sale and impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

June 30, 2013

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$11,117	$-	$11,117

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$13,378	$-	$13,378

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2013 and 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	June 30, 2013	December 31, 2012
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Commercial real estate	348	-
Church	1,556	1,556
Impaired loans carried at fair value of collateral:
One-to-four units	1,349	1,284
Five or more units	920	1,679
Commercial real estate	403	3,385
Church	7,079	6,649
Real estate owned:
Commercial real estate	1,792	2,752
Church	4,435	5,411

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Non-performing loans receivable held-for-sale	$2	$(188)	$(468)	$(187)
Impaired loans carried at fair value of collateral	(366)	174	(400)	(916)
Real estate owned	(223)	(331)	(223)	(312)
Total	$(587)	$(345)	$(1,091)	$(1,415)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Non-performing loans held for sale – commercial real estate	$348	Sales comparison approach	Adjustment for differences between the comparable sales	1%
		Income approach	Capitalization rate	8.2%
Non-performing loans held for sale – church	1,556	Sales comparison approach	Adjustment for differences between the comparable sales	11% to 29%
Impaired loans – one-to-four units	1,349	Sales comparison approach	Adjustment for differences between the comparable sales	-5% to 18%
Impaired loans – five or more units	920	Sales comparison approach	Adjustment for differences between the comparable sales	-10% to 0%
		Income approach	Capitalization rate	7.25% to 9%
Impaired loans – commercial real estate	403	Sales comparison approach	Adjustment for differences between the comparable sales	2%
		Income approach	Capitalization rate	4.5%
Impaired loans – church	7,079	Sales comparison approach	Adjustment for differences between the comparable sales	-45% to 16%
		Income approach	Capitalization rate	8%
Real estate owned – commercial real estate	1,792	Sales comparison approach	Adjustment for differences between the comparable sales	-67% to 1%
		Income approach	Capitalization rate	10%
Real estate owned – church	4,435	Sales comparison approach	Adjustment for differences between the comparable sales	-24% to 7%
		Income approach	Capitalization rate	6.5% to 11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Nonperforming loans held for sale – one-to-four units	$6,656	Sales comparison approach	Adjustment for differences between the comparable sales	-30% to 23%
Nonperforming loans held for sale – five or more units	1,956	Sales comparison approach	Adjustment for differences between the comparable sales	-13% to 17%
		Income approach	Capitalization rate	6% to 8.5%
Nonperforming loans held for sale – church	1,556	Sales comparison approach	Adjustment for differences between the comparable sales	-27% to 29%
Impaired loans – one-to-four units	1,284	Sales comparison approach	Adjustment for differences between the comparable sales	-5% to 18%
Impaired loans – five or more units	1,679	Sales comparison approach	Adjustment for differences between the comparable sales	-26% to 16%
		Income approach	Capitalization rate	6.5% to 9%
Impaired loans – commercial real estate	3,385	Sales comparison approach	Adjustment for differences between the comparable sales	-17% to -1%
		Income approach	Capitalization rate	7% to 9%
Impaired loans – church	6,649	Sales comparison approach	Adjustment for differences between the comparable sales	-45% to 8%
		Income approach	Capitalization rate	6.75% to 8%
Real estate owned – commercial real estate	2,752	Sales comparison approach	Adjustment for differences between the comparable sales	-67% to 1%
		Income approach	Capitalization rate	8% to 11%
Real estate owned – church	5,411	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 7%
		Income approach	Capitalization rate	11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$74,468	$74,468	$-	$-	$74,468
Securities available-for-sale	11,117	-	11,117	-	11,117
Loans receivable held for sale	9,126	-	-	9,126	9,126
Loans receivable held for investment	225,391	-	-	225,136	225,136
Federal Home Loan Bank stock	3,737	N/A	N/A	N/A	N/A
Accrued interest receivable	1,141	-	34	1,107	1,141
Financial Liabilities:
Deposits	$(229,365)	$-	$(222,271)	$-	$(222,271)
Federal Home Loan Bank advances	(79,500)	-	(83,231)	-	(83,231)
Junior subordinated debentures	(6,000)	-	-	(5,281)	(5,281)
Other borrowings	(5,000)	-	-	(4,507)	(4,507)
Accrued interest payable	(2,308)	-	(94)	(1,984)	(2,078)
Advance payments by borrowers for taxes and insurance	(552)	-	(552)	-	(552)

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$64,360	$64,360	$-	$-	$64,360
Securities available-for-sale	13,378	-	13,378	-	13,378
Loans receivable held for sale	19,051	-	-	19,051	19,051
Loans receivable held for investment	251,723	-	-	252,043	252,043
Federal Home Loan Bank stock	3,901	N/A	N/A	N/A	N/A
Accrued interest receivable	1,250	-	42	1,208	1,250
Financial Liabilities:
Deposits	$(257,071)	$-	$(253,155)	$-	$(253,155)
Federal Home Loan Bank advances	(79,500)	-	(84,769)	-	(84,769)
Junior subordinated debentures	(6,000)	-	-	(4,852)	(4,852)
Other borrowings	(5,000)	-	-	(4,205)	(4,205)
Accrued interest payable	(1,941)	-	(87)	(1,527)	(1,614)
Advance payments by borrowers for taxes and insurance	(711)	-	(711)	-	(711)

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

June 30, 2013

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

(h) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate their fair value and are classified the same as the related asset.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

NOTE (9) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by the shareholders.  The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 437,390 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.  The Company has a policy of using shares held as treasury stock to satisfy share option exercises.  Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises on outstanding options.

No options were granted during the six months ended June 30, 2013 and 2012.  The Company recorded $22 thousand and $40 thousand of stock-based compensation expense, net of tax, during the first half of 2013 and 2012.

NOTE (10) – Regulatory Capital

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

The Bank met the minimum capital requirements under the cease and desist order at June 30, 2013 and December 31, 2012.  Actual required capital amounts and ratios at June 30, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
June 30, 2013:
Tangible Capital to adjusted total assets	$ 32,749	9.48%	$ 5,179	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 32,749	9.48%	$ 13,812	4.00%	$ 27,624	8.00%
Tier 1(Core) Capital to risk weighted assets	$ 32,749	14.98%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 35,579	16.27%	$ 17,494	8.00%	$ 26,240	12.00%

December 31, 2012:
Tangible Capital to adjusted total assets	$ 32,936	8.82%	$ 5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 32,936	8.82%	$ 14,940	4.00%	$ 29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$ 32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 36,183	14.41%	$ 20,090	8.00%	$ 30,135	12.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

June 30, 2013

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $9.7 million was required as of June 30, 2013, resulting in $0 net deferred tax assets.  The Company had recorded a valuation allowance of $9.0 million and $0 net deferred tax assets as of December 31, 2012.

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

Overview

Total assets decreased $28.5 million during the first six months of 2013 primarily due to a decrease in our loan portfolio resulting from loan payoffs and the implementation of our strategy to sell non-performing and classified loans.  During the first six months of 2013, we sold approximately $15.5 million in non-performing and classified loans.  The decrease in our loan portfolio, including loans held for sale, consisted of a $13.6 million decrease in our one-to-four family residential real estate loan portfolio, a $7.5 million decrease in our five or more units (multi-family) residential real estate loan portfolio, a $8.4 million decrease in our commercial real estate loan portfolio, a $6.0 million decrease in our church loan portfolio, a $292 thousand decrease in our construction loan portfolio and a $1.8 million decrease in our commercial loan portfolio.

Total deposits decreased $27.7 million during the first six months of 2013, while FHLB borrowings, subordinated debentures and other borrowings remained unchanged.

Our net loss for the three and six months ended June 30, 2013 was $228 thousand and $844 thousand, respectively, compared to net income of $1.7 million and $1.9 million for the same periods a year ago.  The decrease from net income in the first half of 2012 to net loss for the first half of 2013 was primarily due to a gain of $2.5 million from the sale of our former headquarters building during the second quarter of 2012.  In addition, during 2013 we generated lower net interest income before provision for loan losses because of payoffs of our loan portfolio.

Going Concern and Regulatory Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a tax sharing liability to its consolidated subsidiary which, together with other operating expenses, exceeds its available cash, the Company is in default under the terms of a $5 million line of credit with another financial institution lender in which the stock of the Bank is held as collateral for the line of credit and the Company and the Bank are both under formal regulatory agreements.  The Company and the Bank are not in compliance with these agreements but management believes that the recapitalization plan that the Company is pursuing will allow it to address many of the areas of non-compliance.  Failure to comply with these agreements exposes the Company and the Bank to further regulatory sanctions.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Net Income (Loss)

For the three and six months ended June 30, 2013, we recorded net loss of $228 thousand, or $0.29 loss per diluted common share, and $844 thousand, or $0.78 loss per diluted common share, respectively.  For the same periods a year ago, we recorded net income of $1.7 million, or $0.81 earnings per diluted common share, and $1.9 million, or $0.73 earnings per diluted common share.  The decrease from net income to net loss was primarily due to the inclusion of a gain of $2.5 million on the sale of our former headquarters building in the second quarter of 2012.  In addition, during the first half of 2013, we earned less net interest income before provision for loan losses which was partially offset by lower provisions for loan losses for the three and six months ended June 30, 2013 as compared to the comparable periods in 2012.

Net Interest Income

For the second quarter of 2013, net interest income before provision for loan losses totaled $2.8 million, down $722 thousand, or 21%, from $3.5 million of net interest income before provision for loan losses for the second quarter of 2012.  The decrease in net interest income primarily resulted from a $56.3 million decrease in average interest-earning assets and a 26 basis point decrease in net interest margin.

Interest income decreased $1.1 million, or 22%, to $4.1 million for the second quarter of 2013 from $5.2 million for the second quarter of 2012. The decrease in interest income was primarily due to a decrease of $56.3 million in average interest-earning assets, primarily reflecting a decrease of $81.7 million in the average balance of loans receivable, and a decrease of $4.5 million in the average balance of securities available-for-sale, offset by an increase of $31.5 million in the average balance of federal funds sold.  The decrease of $81.7 million in average loans receivable from $334.3 million for the second quarter of 2012 to $252.6 million for the second quarter of 2013 resulted in a reduction of $1.3 million in interest income.  The average yield on loans increased from 6.02% for the second quarter of 2012 to 6.17% for the second quarter of 2013, primarily because certain non-accrual loans were returned to accruing status during the second quarter of 2013 which resulted in interest recoveries of $159 thousand. Additionally, the average yield on loans was improved by the sale of $15.5 million of non-performing loans. The average yield on total interest-earning assets decreased from 5.25% for the second quarter of 2012 to 4.79% for the second quarter of 2013, as a higher percentage of our total interest-earning assets were invested in lower yielding federal funds sold. Recently we have begun refocusing on loan originations and rebuilding our loan portfolio to improve the yield on interest-earning assets and grow total interest income. We intend to finance loan growth in the near term by using excess federal funds sold.

Interest expense decreased $401 thousand, or 24%, to $1.3 million for the second quarter of 2013 from $1.7 million for the second quarter of 2012.  The decrease in interest expense was primarily attributable to a 28 basis point decrease in the average cost of deposits, from 1.25% for the second quarter of 2012 to 0.97% for the second quarter of 2013, which resulted in a reduction of $154 thousand in interest expense. Additionally, the average balance of deposits decreased from $282.7 million for the second quarter of 2012 to $240.8 million for the second quarter of 2013, which resulted in a reduction of $144 thousand in interest expense.  The 28 basis point decrease in the average cost of deposits reflects the maturities of certificates of deposit that offered higher rates.  Also contributing to the decrease in interest expense during 2013 was lower average balance and average cost of FHLB advances.  The average balance of FHLB advances decreased $3.5 million, from $83.0 million for the second quarter of 2012 to $79.5 million for the second quarter of 2013, which resulted in a decrease of $26 thousand in interest expense.  The average cost of FHLB advances decreased 35 basis points, from 3.03% for the second quarter of 2012 to 2.68% for the second quarter of 2013, which resulted in a decrease of $71 thousand in interest expense.  The decrease in the average cost of FHLB advances was primarily due to the restructuring of $20.0 million of higher costing FHLB advances in the second and fourth quarters of 2012.

For the six months ended June 30, 2013, net interest income before provision for loan losses totaled $5.5 million, down $1.7 million, or 24%, from $7.2 million of net interest income before provision for loan losses for the same period a year ago.  The decrease of $1.7 million in net interest income primarily resulted from a decrease of $51.7 million in average interest-earning assets and a decrease of 45 basis points in net interest margin.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance of loans receivable, which has the effect of reducing average loan yields.

	For the three months ended June 30,
	2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$6,220	$6	0.39%	$6,736	$6	0.36%
Federal Funds sold and other short-term investments	65,308	38	0.23%	33,850	8	0.09%
Investment securities	-	-	-	934	12	5.14%
Residential mortgage-backed securities	11,065	80	2.89%	15,570	123	3.16%
Loans receivable (2)(3)	252,608	3,896	6.17%	334,268	5,030	6.02%
FHLB stock	3,736	42	4.50%	3,901	6	0.62%
Total interest-earning assets	338,937	$4,062	4.79%	395,259	$5,185	5.25%
Non-interest-earning assets	17,256			6,807
Total assets	$356,193			$402,066
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$16,840	$16	0.38%	$19,146	$21	0.44%
Passbook deposits	37,431	31	0.33%	37,492	30	0.32%
NOW and other demand deposits	34,405	6	0.07%	38,153	7	0.07%
Certificate accounts	152,166	529	1.39%	187,938	822	1.75%
Total deposits	240,842	582	0.97%	282,729	880	1.25%
FHLB advances	79,500	532	2.68%	83,000	629	3.03%
Junior subordinated debentures and other borrowings	11,000	180	6.55%	11,000	186	6.76%
Total interest-bearing liabilities	331,342	$1,294	1.56%	376,729	$1,695	1.80%
Non-interest-bearing liabilities	8,047			6,759
Shareholders’ Equity	16,804			18,578
Total liabilities and shareholders’ equity	$356,193			$402,066
Net interest rate spread (4)		$2,768	3.23%		$3,490	3.45%
Net interest rate margin (5)			3.27%			3.53%

(1)       Average yields and costs have been annualized.

(2)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.

(3)       Amount excludes interest on non-performing loans.

(4)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended June 30,
	2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$6,261	$11	0.35%	$6,552	$10	0.31%
Federal Funds sold and other short-term investments	61,510	61	0.20%	30,855	14	0.09%
Investment securities	-	-	-	967	24	4.96%
Residential mortgage-backed securities	11,629	169	2.91%	16,065	259	3.22%
Loans receivable (2)(3)	263,502	7,783	5.91%	340,035	10,360	6.09%
FHLB stock	3,813	62	3.25%	3,978	12	0.60%
Total interest-earning assets	346,715	$8,086	4.66%	398,452	$10,679	5.36%
Non-interest-earning assets	16,474			8,267
Total assets	$363,189			$406,719
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$17,031	$33	0.39%	$20,047	$43	0.43%
Passbook deposits	37,317	60	0.32%	36,938	60	0.32%
NOW and other demand deposits	34,978	12	0.07%	38,642	14	0.07%
Certificate accounts	157,647	1,101	1.40%	191,732	1,738	1.81%
Total deposits	246,973	1,206	0.98%	287,359	1,855	1.29%
FHLB advances	79,500	1,064	2.68%	83,000	1,276	3.07%
Junior subordinated debentures and other borrowings	11,000	360	6.55%	11,000	372	6.76%
Total interest-bearing liabilities	337,473	$2,630	1.56%	381,359	$3,503	1.84%
Non-interest-bearing liabilities	8,440			6,825
Shareholders’ Equity	17,276			18,535
Total liabilities and shareholders’ equity	$363,189			$406,719
Net interest rate spread (4)		$5,456	3.10%		$7,176	3.52%
Net interest rate margin (5)			3.15%			3.60%

(1)       Average yields and costs have been annualized.

(2)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.

(3)       Amount excludes interest on non-performing loans.

(4)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision and Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels, trends, and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

We did not record a provision for loan losses during the second quarter of 2013 because we continued to shrink our loan portfolio and improve the quality of our assets.  Our total delinquent loans, which include non-accruing loans and all other loans that are past due at least 30 days, totaled $20.2 million as of June 30, 2013, as compared to $41.8 million as of December 31, 2012, $52.7 million as of June 30, 2012 and $70.7 million as of December 31, 2010.  The $21.6 million decrease in delinquent loans during the first half of 2013 was primarily due to the sale of $15.5 million of non-performing and classified loans, as well as the transfer to REO of $1.6 million of loans that were foreclosed, the pay-off of $1.0 million of loans and the reclassification of $3.5 million of loans that were made current.

During the second quarter of 2013, decreases in the provision for loan losses on church and commercial loans were offset by increases in the provision for loan losses on one-to-four family residential, multi-family residential and commercial real estate loans, resulting in no provision for the quarter. The decrease in the provision for loan losses on church loans was primarily due to a $3.2 million pay-off of a loan classified as special mention. The decrease in the provision for loan losses on commercial loans was primarily due to recoveries on previously charged-off loans and payoff of a $1.4 million loan. The increase in the provision for loan losses on one-to-four-units residential loans was primarily due to the adoption of OCC Bulletin 2012-27 which required the identification and segmentation of investor-owned one-to-four-family residential loans (IORR) from owner-occupied one-to-four-family residential loans, as the primary source of repayment for IORR is the rental income from the financed property and therefore IORR has credit risk similar to that associated with loans for income-producing commercial real estate. The increases in the provision for loan losses on multi-family residential and commercial real estate loans were primarily due to classification downgrades.  During the second quarter of 2012, we recorded a provision for loan losses of $102 thousand.

For the six months ended June 30, 2013, we did not record a provision for loan losses.  In contrast, we recorded a provision for loan losses of $1.1 million for the same period a year-ago. The decrease in loan loss provision was primarily due to a decrease of $77.2 million in our gross loan portfolio from one year ago and improving asset quality.

At June 30, 2013 our allowance for loan losses was $10.6 million, or 4.49% of our loans receivable held for investment, compared to $11.9 million, or 4.51% of our loans receivable held for investment, at December 31, 2012.  The decrease in the allowance for loan losses reflects the decrease in the size of our loan portfolio and the charge-offs taken to write down the loans transferred to loans held for sale to their estimated fair values.  The ratio of the allowance for loan losses to non-performing loans, excluding loans held for sale, increased to 63.34% at June 30, 2013 from 44.09% at December 31, 2012, due to the sale of $15.5 million of non-performing loans.

When reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of charge-offs is considered.  We update our estimates of collateral values on non-performing loans at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing loans are being recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  As of June 30, 2013, 56% of our non-performing loans had already been written down to their estimated fair value less estimated selling costs.  The remaining 44% of non-performing loans have specific reserves or are reported at cost as the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  Also, in connection with our review of the adequacy of our allowance for loan losses, we track the amount and percentage of our non-performing loans that are paying currently, but nonetheless must be classified as non-performing loans for reasons unrelated to payments.  As of June 30, 2013, approximately $8.7 million of our total non-performing loans of $18.6 million (including loans held for sale) were current in their payments.

Loan charge-offs during the first six months of 2013 were $1.8 million, or 1.38% of average loans held for investment, compared to $800 thousand, or 0.47% of average loans held for investment, during the first half of 2012.  Of the $1.8 million of charge-offs, $1.3 million charge-offs were related to the write down of certain classified loans that were transferred to loans held for sale in the first quarter of 2013 and subsequently sold in April 2013.  Another $177 thousand of charge-offs were related to non-performing church loans that were sold in February and April 2013.  The remaining $306 thousand of charge-offs were related to losses on impaired loans.  Charge-offs on commercial real estate loans totaled $944 thousand and represented 52% of charge-offs during the first half of 2013.  Charge-offs on multi-family residential real estate loans totaled $658 thousand and represented 36% of charge-offs during the first half of 2013.  Charge-offs on church loans totaled $177 thousand million and represented 10% of charge-offs during the first half of 2013.  Charge-offs on one-to-four family residential real estate loans totaled $39 thousand and represented 2% of charge-offs during the first half of 2013.

Impaired loans at June 30, 2013 were $35.5 million, compared to $44.4 million at December 31, 2012.  Specific reserves for impaired loans were $2.6 million, or 7.426% of the aggregate impaired loan amount at June 30, 2013, compared to $2.7 million, or 6.16%, at December 31, 2012.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.97% at June 30, 2013, compared to 4.18% at December 31, 2012.  Of the $35.5 million impaired loans, $22.9 million had specific reserves recorded as of June 30, 2013.  Of the $22.9 million impaired loans with specific reserves, $4.1 million were collateral dependent loans measured at fair value with a valuation allowance of $534 thousand and $18.8 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $2.1 million.  On $6.4 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off.  The remaining $6.2 million of impaired loans had been written down to fair value after charge-offs of $5.8 million.

Classified loans at June 30, 2013 were $34.5 million, compared to $42.6 million at December 31, 2012.  The decrease of $8.1 million in classified loans primarily consisted of a decrease of $4.9 million in substandard commercial real estate loans, a decrease of $3.7 million in substandard church loans and a decrease of $273 thousand in substandard construction loan, offset in part by an increase of $921 thousand in substandard multi-family residential real estate loans.  Of the $8.6 million decrease in substandard commercial real estate and church loans, $5.5 million resulted from loan sales, $1.6 million resulted from loans transferred to REO and $942 thousand resulted from loan repayments.  The $921 thousand increase in substandard multi-family loans was due to asset classification downgrades of $3.4 million, offset in part by $2.2 million in loan sales and $253 thousand in payoff.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2013, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process.  These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the second quarter of 2013 decreased $2.5 million from $2.7 million for the second quarter of 2012 to $254 thousand for the second quarter of 2013.  The decrease of $2.5 million in non-interest income was due to a gain of $2.5 million from the sale of our headquarters building during the second quarter of 2012.  During the second quarter of 2012, non-interest income also benefited from a $50 thousand gain on sale of securities.  These decreases in non-interest income were partially offset by an $81 thousand gain on sale of loans during the second quarter of 2013.

For the six months ended June 30, 2013, non-interest income totaled $475 thousand compared to $3.1 million for the same period a year ago.  The decrease primarily reflects the gain on the sale of our headquarters building in the year 2012.

Non-interest Expense

Non-interest expense for the second quarter of 2013 decreased $394 thousand from $3.6 million for the second quarter of 2012 to $3.2 million for the second quarter of 2013.  The decrease of $394 thousand in non-interest expense was primarily due to a decrease of $190 thousand in provision for losses on loans held for sale, a decrease of $108 thousand in provision for losses on REO and a decrease of $43 thousand in compensation and benefits expense.

For the six months ended June 30, 2013, non-interest expense totaled $6.8 million compared to $6.6 million for the same period a year ago.  The increase in non-interest expense during the first half of 2013 primarily reflected a higher provision for losses on loans held for sale, a lower provision for losses on REO and higher occupancy expense.

Income Taxes

The Company’s income tax expense was $1 thousand and $6 thousand for the three and six months ended June 30, 2013 compared to $772 thousand and $847 thousand for the three and six months ended June 30, 2012.  The tax expense for the first six months of 2013 primarily reflects the minimum taxes paid to the state of California.  For the first six months of 2012, income taxes were computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter).  The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets.

Financial Condition

Total Assets

Total assets were $345.2 million at June 30, 2013, which represented a decrease of $28.5 million, or 8%, from December 31, 2012.  During the first six months of 2013, net loans decreased by $26.3 million, loans held for sale decreased by $10.0 million, securities decreased by $2.3 million and REO decreased by $2.0 million while cash and cash equivalents increased by $10.1 million and other assets increased by $2.1 million, primarily reflecting a $3.2 million receivable for loan payoff proceeds.

The Orders issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limit the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $27.7 million to $235.4 million at June 30, 2013 from $263.1 million at December 31, 2012, primarily due to loan repayments and the transfer of certain loans held for investment to loans held for sale as we continued to implement our strategy to sell non-performing and classified loans.  The decrease of $27.7 million in our loan portfolio consisted of a decrease of $5.7 million in our one-to-four family residential real estate loan portfolio, a decrease of $5.5 million in our multi-family residential real estate loan portfolio, a decrease of $8.4 million in our commercial real estate loan portfolio, a decrease of $6.0 million in our church loan portfolio, a decrease of $292 thousand in our construction loan portfolio and a decrease of $1.8 million in our commercial loan portfolio.

Loan originations for the six months ended June 30, 2013 totaled $8.4 million, compared to $11.3 million for the six months ended June 30, 2012.  Loan repayments for the six months ended June 30, 2013 totaled $26.5 million, compared to $34.7 million for the six months ended June 30, 2012.  Loan charge-offs during the first half of 2013 totaled $1.8 million, compared to charge-offs of $800 thousand during the first half of 2012.  Loans transferred to REO during the first half of 2013 totaled $1.6 million, compared to $2.7 million during the first half of 2012.  Loans transferred to loans held for sale during the first half of 2013 totaled $6.2 million, which represented multi-family and commercial real estate loans that we sold in a bulk sale consummated in the second quarter.  There were no loans transferred to loans held for sale during the first half of 2012.

Loans Receivable Held for Sale

Loans held for sale decreased from $19.1 million at December 31, 2012 to $9.1 million at June 30, 2013.  The $10.0 million decrease during the first half of 2013 was primarily due to the sales of non-performing and classified loans totaling $15.5 million, repayments of $227 thousand and charge-offs of $470 thousand, which were partially offset by the transfer of $6.2 million of non-performing classified multi-family and commercial real estate loans from the held for investment loan portfolio to the held for sale portfolio.

Non-Performing Assets

Non-performing assets (“NPAs”) include loans that are 90 days or more delinquent and still accruing, non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”).  NPAs at June 30, 2013 were $24.8 million, or 7.19% of total assets, compared to $45.3 million, or 12.11% of total assets, at December 31, 2012.

At June 30, 2013, non-accrual loans were $18.6 million compared to $37.1 million at December 31, 2012.  These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings that do not qualify for accrual status.  The non-accrual loans at June 30, 2013 included 22 church loans totaling $14.1 million, 5 multi-family residential real estate loans totaling $2.2 million, 9 one-to-four family residential real estate loans totaling $1.4 million, 2 commercial real estate loans totaling $752 thousand, a commercial loan for $97 thousand, and a consumer loan for $69 thousand.

During the first half of 2013, REO decreased by $2.0 million to $6.2 million at June 30, 2013, from $8.2 million at December 31, 2012.  At June 30, 2013 the Bank’s REO consisted of ten commercial real estate properties, five of which are church buildings.  During the first half of 2013, three church loans totaling $1.6 million were foreclosed and transferred to REO and six REO properties were sold for net proceeds of $3.3 million and a net gain of $97 thousand.

Deposits

Deposits totaled $229.4 million at June 30, 2013, down $27.7 million, or 11%, from December 31, 2012.  During the first half of 2013, certificates of deposit (“CDs”) decreased by $28.5 million and represented 62% of total deposits at June 30, 2013, compared to 66% of total deposits at December 31, 2012.  Of the $28.5 million decrease in CDs during the first half of 2013, $21.5 million represented higher rate deposits from QwickRate, a deposit listing service, and $599 thousand were from brokered deposits.  Additionally, core deposits (NOW, demand, money market and passbook accounts) increased by $788 thousand during the first half of 2013 and represented 38% of total deposits at June 30, 2013, compared to 34% of total deposits at December 31, 2012.  Brokered deposits represented 1% of total deposits at June 30, 2013 and December 31, 2012.

The Order issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, prohibits the Bank from accepting brokered deposits.

Borrowings

At June 30, 2013, borrowings consisted of advances from the FHLB of $79.5 million, junior subordinated debentures of $6.0 million and other borrowings of $5.0 million, unchanged from December 31, 2012.  At June 30, 2013 and December 31, 2012, FHLB advances were 23% and 21%, respectively, of total assets.  The weighted average cost of advances decreased 20 basis points from 2.67% at December 31, 2012 to 2.47% at June 30, 2013 as we restructured $28.0 million of advances in June 2013.

Shareholders’ Equity

Shareholders' equity was $16.6 million, or 4.81% of the Company’s total assets, at June 30, 2013, compared to $18.0 million, or 4.82% of the Company’s total assets, at December 31, 2012.  At June 30, 2013, the Bank’s Total Risk-Based Capital ratio was 16.27%, its Tier 1 Risk-Based Capital ratio was 14.98%, and its Core Capital and Tangible Capital ratios were 9.48%.  The Company is currently pursuing a Recapitalization Plan, described under “Capital Resources” below, to increase equity capital, reduce debt and senior securities, and to further strengthen the Company’s capital ratios and position the Bank for future growth.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REOs, and investment securities, and payments of principal and interest on loans and investment securities.  Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $1.6 million and $1.9 million during the six months ended June 30, 2013 and 2012, respectively.  Net cash inflows from operating activities for the first six months of 2013 were primarily attributable to interest payments received on loans and securities and federal income tax refunds.

Net cash inflows from investing activities totaled $36.4 million and $37.3 million during the six months ended June 30, 2013 and 2012, respectively.  Net cash inflows from investing activities for the first six months of 2013 were attributable primarily to proceeds from sales of loans receivable held for sale, principal repayments on loans and securities, proceeds from sales of REOs and proceeds from redemption of FHLB stock.

Net cash outflows from financing activities totaled $27.9 million and $24.7 million during the six months ended June 30, 2013 and 2012, respectively.  Net cash outflows from financing activities for the first six months of 2013 were attributable primarily to the net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged.  The Bank’s liquid assets at June 30, 2013 consisted of $74.5 million in cash and cash equivalents, compared to liquid assets $64.4 million in cash and cash equivalents and $11.9 million in securities available-for-sale that were not pledged at December 31, 2012.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  That approved limit and collateral requirement would have permitted the Bank, as of June 30, 2013, to borrow an additional $6.4 million.

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

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement.  The debentures mature in 10 years and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.81% at June 30, 2013.  The Company stopped paying interest on the debentures in September 2010.  The accrued interest on the subordinated debentures was $540 thousand as of June 30, 2013 and $555 thousand as of August 1, 2013.  As disclosed previously, the Company is not permitted to make payments on any debts without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank.  Borrowings under this line of credit are secured by the Company’s assets.  The interest rate on the line of credit adjusts annually, subject to a minimum of 6.00%, and increases by an additional 5% in the event of default.  The full amount of this borrowing became due and payable on July 31, 2010.  This senior line of credit has not been repaid and the Company is in default under the line of credit agreement.  The Company does not have sufficient cash available to repay the borrowing at this time and would require approval of the FRB to make any payment on this senior line of credit or to obtain a dividend from the Bank for such purpose.  On April 7, 2011, the lender agreed to forbear from exercising its rights (other than increasing the interest rate by the default rate margin) pursuant to the line of credit agreement until January 1, 2012 subject to certain conditions.  The lender has declined to extend the forbearance agreement.  The accrued interest on the line of credit was $1.7 million as of August 1, 2013.  Further information regarding this borrowing is included in Note 7 “Junior Subordinated Debentures and Other Borrowings” of the Notes to Consolidated Financial Statements.

Due to the current regulatory Orders that are in effect, the Bank is not allowed to make distributions to the Company without regulatory approval, and such approval is not likely to be given.  Accordingly, the Company will not be able to meet its payment obligations within the foreseeable future unless the Company is able to secure new capital.

These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  These and related matters are discussed in Note 2 “Going Concern, Regulatory Matters and Management’s Plan for Recapitalization of the Company” of the Notes to Consolidated Financial Statements.

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

•                  Have obtained the agreement of the holder of our Series A Perpetual Preferred Stock to exchange its holdings for common stock (or initially common stock equivalents) at a discount of 50% of the liquidation amount, subject to certain terms and conditions and have reached agreements in principle with the holders of our Series B and Series C Preferred Stock regarding exchanges of their holdings for common stock  (or initially common stock equivalents) on a similar basis;

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

The conditions to each of the above proposed exchanges include that we concurrently complete private placements or other sales of our new shares of common stock.  Based on various assumptions, including, for illustrative purposes only, a placement price of $1.00 per share, we project that these exchanges and placements and sales of common stock and common stock equivalents would, if completed, result in the issuance of approximately 18.2 million new shares of the Company’s common stock or equivalents, which would constitute approximately 90.5% of the pro forma outstanding shares of the Company’s total equity.  If the placement price is materially closer to our current stock price, then the number of shares to be issued in the recapitalization, and the percentage ownership represented by such shares, will be significantly higher.  The 18.2 million new shares of common stock would exceed the Company’s current unissued authorized shares.  We plan to seek approval from shareholders to increase the Company’s authorized shares of common stock, and issue a portion of the newly authorized shares as replacements for the equivalents issued in the exchanges at the closing for the recapitalization.

There can be no assurance that our recapitalization plan will be achieved on the currently contemplated terms, or at all.  Failure to maintain capital sufficient to meet the higher capital requirements required by the Orders to which the Company and the Bank are currently subject, or future increases in capital requirements could result in further regulatory action, which could include the appointment of a conservator or receiver for the Bank.

Regulatory Capital

The capital regulations applicable to the Bank, which are now administered by the OCC, include three separate minimum capital requirements.  First, the tangible capital requirement mandates that the Bank’s shareholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations.  Second, the core capital requirement mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations.  Third, the risk-based capital requirement mandates that core capital plus supplemental capital (as defined by the OCC) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations.  The capital regulations assign specific risk weightings to all assets and off-balance- sheet items for this purpose.

The Bank was in compliance with all capital requirements in effect at June 30, 2013, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance of cease and desist orders by the OTS effective September 9, 2010, which orders remain in effect and are now administered by the OCC with respect to the Bank and the FRB with respect to the Company. The cease and desist orders require the Bank to achieve and maintain higher levels of regulatory capital than normally required. Under the applicable regulations, the Bank is therefore precluded from being considered to be more than "adequately capitalized" until such special capital requirements are terminated and the Company and the Bank are no longer considered to be "in troubled condition."

The Bank met the minimum capital requirements under the cease and desist order at June 30, 2013 and December 31, 2012.  Actual required capital amounts and ratios at June 30, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
June 30, 2013:
Tangible Capital to adjusted total assets	$32,749	9.48%	$ 5,179	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,749	9.48%	$13,812	4.00%	$27,624	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,749	14.98%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$35,579	16.27%	$17,494	8.00%	$26,240	12.00%

December 31, 2012:
Tangible Capital to adjusted total assets	$ 32,936	8.82%	$ 5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 32,936	8.82%	$ 14,940	4.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$ 32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 36,183	14.41%	$ 20,090	8.00%	$30,135	12.00%

Phase-in of Increased Regulatory Capital Requirements

In July 2013, the Federal banking regulators amended their capital adequacy regulations to reflect the new capital standards recommended by the Basel Committee on Banking Supervision, commonly called Basel III, and to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  The amended regulations change the definition of regulatory capital, increase risk-based capital requirements, make selected changes to the calculation of risk-weighted assets, and adjust the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the amended regulations will be phased in over the period of 2015 through 2019. The amended regulations:

¡                 Require a minimum ratio of “common equity Tier 1 capital” (a new capital measure) to risk-weighted assets of 4.5%.

¡                 Increase the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

¡                 Retain the minimum total capital to risk-weighted assets ratio requirement of 8%.

¡                 Establish a minimum leverage ratio requirement of 4%.

¡                 Retain the existing regulatory capital framework for 1-4 family residential mortgage exposures.

¡                 Permit smaller, less complex banking organizations, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

¡                 Implement a new “capital conservation buffer” requirement pursuant to which a banking organization must maintain a common equity capital ratio that is more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer (the amount of its capital exceeding regulatory minimums) approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

¡               Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

¡                 Expand the recognition of collateral and guarantors in determining risk-weighted assets.

¡                 Remove references to credit ratings consistent with the Dodd Frank Act and establish due diligence requirements for securitization exposures.

¡                 Permit banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009 to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

¡                 Establish new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2013.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There were no significant changes during the quarter ended June 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010.  In connection with the investigation, the OTS issued subpoenas to the chief lending officer and chief executive officer requesting documents relating to our former loan officer and loans he originated while employed by the Bank.  The subpoenas also contemplate taking oral testimony from the officers.  While the OTS did not inform us of the scope of its investigation,  we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process.  All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the Orders issued to us by the OTS.  We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our allowance for loan losses as of June 30, 2013.

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

3.1	Certificate of Incorporation of Registrant (contained in Exhibit 2.1)
3.2	Bylaws of Registrant
3.3	Certificate of Amendment of Certificate of Incorporation of Registrant
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)

Exhibit Number*
4.2		Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on November 6, 1995)
4.3		Form of Certificate of Designation for Series A Preferred Stock (contained in Exhibit 2.1)
4.4		Form of Series B Preferred Stock Certificate (Exhibit 4.4 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.5		Form of Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2003)
4.6		Form of Series C Preferred Stock Certificate (Exhibit 4.6 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)
4.7		Form of Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-KSB filed by the Registrant for the fiscal year ended December 31, 2006)
4.8		Form of Series D Preferred Stock Certificate (Exhibit 4.8 to Form 8-K filed by the Registrant on November 19, 2008)
4.9		Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)
4.11		Form of Series E Preferred Stock Certificate (Exhibit 4.2 to Form 8-K filed by the Registrant on December 9, 2009)
4.12		Form of Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)
10.19		Exchange Agreement by and between Broadway Financial Corporation and The United States Department of the Treasury (Exhibit 10.19 to Form 10-K filed by the Registrant on April 1, 2013)
10.20

Exchange Agreement by and among Broadway Financial Corporation, the Insurance Exchange of the Automobile Club and the Automobile Club of Southern California (Exhibit 10.20 to Form 10-K filed by the Registrant on April 1, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document **
101	.SCH	XBRL Taxonomy Extension Schema Document **
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101	.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

______________

*      Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein.  Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.

**Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2013	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	August 13, 2013	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer