Form 10-Q
period 2013-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2013-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,145,451 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding as of November 5, 2013.

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Financial Condition as of September 30, 2013 (unaudited) and December 31, 2012	1

		Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and 2012	2

		Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	3

		Notes to Unaudited Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

	Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3.	Defaults Upon Senior Securities	41

	Item 4.	Mine Safety Disclosures	41

	Item 5.	Other Information	41

	Item 6.	Exhibits	41

	Signatures		43

	3.1	Certificate of Incorporation of Registrant and amendments thereto

	3.2	Bylaws of Registrant

	4.3	Certificate of Designation for Series A Preferred Stock

	4.5	Certificate of Designation for Series B Preferred Stock

	4.7	Certificate of Designation for Series C Preferred Stock

	4.9	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)

	4.12	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)

	4.13	Certificate of Designations of Series F Common Stock Equivalents

	4.14	Certificate of Designations of Series G Non-Voting Preferred Stock

	10.19	Exchange Agreement by and between the Registrant and The United States Department of the Treasury (Exhibit 10.19 to Form 10-K filed by the Registrant on April 1, 2013) and Amendment No. 1 thereto

	10.20

Exchange Agreement by and among the Registrant, the Insurance Exchange of the Automobile Club and the Automobile Club of Southern California (Exhibit 10.20 to Form 10-K filed by the Registrant on April 1, 2013)

	10.21.1	Exchange Agreement by and between the Registrant and BBCN Bancorp, Inc.

	10.21.2	Investor Rights Letter by and between the Registrant and BBCN Bancorp, Inc.

	10.22.1	Exchange Agreement by and between the Registrant and National Community Investment Fund (Series C for Series F Preferred Stock)

	10.22.2	Investor Rights Letter by and between the Registrant and National Community Investment Fund

	10.22.3	Exchange Agreement by and between the Registrant and National Community Investment Fund (Series F for Series G Preferred Stock)

	10.23	Registration Rights Agreement between the Registrant, CJA Private Equity Financial Restructuring Master Fund I LP, National Community Investment Fund and BBCN Bancorp, Inc.

	10.24	Form of Subscription Agreements entered into by the Registrant with various purchasers of the Registrant’s common stock

	10.25.1	Subscription Agreement between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP

	10.25.2	Investor Rights Letter between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP

	10.26.1	Subscription Agreement between the Registrant and Valley Economic Development Center, Inc.

	10.26.2	Investor Rights Letter between the Registrant and Valley Economic Development Center, Inc.

	10.27	Agreement for Partial Satisfaction of Debt Previously Contracted by and between BBCN Bank and the Registrant

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Cash	$8,964	$13,420
Federal funds sold	51,260	50,940
Cash and cash equivalents	60,224	64,360
Securities available-for-sale, at fair value	10,148	13,378
Loans receivable held for sale, at lower of cost or fair value	1,085	19,051
Loans receivable held for investment, net of allowance of $10,339 and $11,869	251,504	251,723
Accrued interest receivable	1,116	1,250
Federal Home Loan Bank (FHLB) stock	4,113	3,901
Office properties and equipment, net	2,688	2,617
Real estate owned (REO)	6,611	8,163
Bank owned life insurance	2,739	2,688
Investment in affordable housing limited partnership	1,364	1,528
Other assets	4,079	5,034
Total assets	$345,671	$373,693
Liabilities and stockholders’ equity
Liabilities:
Deposits	$218,569	$257,071
FHLB advances	87,500	79,500
Junior subordinated debentures	6,000	6,000
Other borrowings	2,960	5,000
Accrued interest payable	674	1,941
Dividends payable	-	2,104
Advance payments by borrowers for taxes and insurance	1,034	711
Other liabilities	3,350	3,359
Total liabilities	320,087	355,686
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares:
Senior preferred cumulative and non-voting stock, Series D, no shares issued and outstanding at September 30, 2013 and 9,000 shares issued and outstanding at December 31, 2012	-	8,963
Senior preferred cumulative and non-voting stock, Series E, no shares issued and outstanding at September 30, 2013 and 6,000 shares issued and outstanding at December 31, 2012	-	5,974
Preferred non-cumulative and non-voting stock, no shares issued and outstanding at September 30, 2013 and 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C issued and outstanding at December 31, 2012	-	2,457
Preferred non-cumulative voting stock, Series F, 13,997 shares issued and 13,299 shares outstanding at September 30, 2013 and no shares authorized, issued or outstanding at December 31, 2012	13,299	-
Preferred non-cumulative non-voting stock, Series G, 6,982 shares issued and outstanding at September 30, 2013 and no shares authorized, issued or outstanding at December 31, 2012	698	-
Common stock, $.01 par value, authorized 8,000,000 shares at September 30, 2013 and December 31, 2012; issued 6,249,442 shares at September 30, 2013 and 2,013,942 shares at December 31, 2012; outstanding 6,145,451 shares at September 30, 2013 and 1,917,422 shares at December 31, 2012	62	20
Preferred stock discount	-	(598)
Additional paid-in capital	21,785	10,095
Accumulated deficit	(9,027)	(7,988)
Accumulated other comprehensive income, net of taxes of $400 at September 30, 2013 and December 31, 2012	96	318
Treasury stock-at cost, 103,991 shares at September 30, 2013 and 96,520 shares at December 31, 2012	(1,329)	(1,234)
Total stockholders’ equity	25,584	18,007
Total liabilities and stockholders’ equity	$345,671	$373,693

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,637	$4,595	$11,420	$14,955
Interest on mortgage backed and other securities	71	109	240	392
Other interest income	103	19	237	55
Total interest income	3,811	4,723	11,897	15,402
Interest expense:
Interest on deposits	522	707	1,728	2,562
Interest on borrowings	651	789	2,075	2,437
Total interest expense	1,173	1,496	3,803	4,999

Net interest income before provision for loan losses	2,638	3,227	8,094	10,403
Provision for loan losses	414	129	414	1,190
Net interest income after provision for loan losses	2,224	3,098	7,680	9,213

Non-interest income:
Service charges	132	149	403	440
Loan servicing fees, net	8	(6)	18	(168)
Net gains (losses) on sales of loans	-	(280)	97	(280)
Net gains (losses) on sales of REO	(8)	(107)	(10)	288
Gain on sale of office properties and equipment	-	-	-	2,523
Gain on sale of securities	-	-	-	50
Gain on restructuring of debt	1,221	-	1,221	-
Other	14	27	113	77
Total non-interest income	1,367	(217)	1,842	2,930

Non-interest expense:
Compensation and benefits	1,479	1,534	4,428	4,661
Occupancy expense, net	269	358	932	942
Information services	213	212	636	664
Professional services	225	246	558	530
Provision for (recapture of) losses on loans held for sale	(315)	(267)	153	(81)
Provision for losses on REO	321	427	544	739
FDIC insurance	181	229	573	662
Office services and supplies	91	113	312	330
Other	543	640	1,640	1,609
Total non-interest expense	3,007	3,492	9,776	10,056

Income (loss) before income taxes	584	(611)	(254)	2,087
Income tax expense	-	2	6	849
Net income (loss)	$584	$(613)	$(260)	$1,238

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	$(76)	$7	$(222)	$(72)
Reclassification of net gains included in net income	-	-	-	(50)
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	(76)	7	(222)	(122)

Comprehensive income (loss)	$508	$(606)	$(482)	$1,116

Net income (loss)	$584	$(613)	$(260)	$1,238
Dividends and discount accretion on preferred stock	(127)	(287)	(779)	(858)
Income (loss) available to common stockholders	$457	$(900)	$(1,039)	$380

Earnings (loss) per common share-basic	$0.05	$(0.48)	$(0.23)	$0.21
Earnings (loss) per common share-diluted	$0.05	$(0.48)	$(0.23)	$0.21
Dividends declared per share-common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(260)	$1,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	414	1,190
Provision for (recapture of) losses on loans receivable held for sale	153	(81)
Provision for losses on REO	544	739
Depreciation	161	249
Net amortization of deferred loan origination costs	149	115
Net amortization of premiums on mortgage-backed securities	28	44
Amortization of investment in affordable housing limited partnership	164	126
Stock-based compensation expense	33	60
Earnings on bank owned life insurance	(51)	(60)
Net (gains) losses on sales of REO	10	(288)
Net (gains) losses on sales of loans	(97)	280
Gain on sale of office properties and equipment	-	(2,523)
Gain on sale of securities	-	(50)
Gain on restructuring of debt	(1,221)	-
Net change in accrued interest receivable	134	303
Net change in deferred tax assets	-	850
Net change in other assets	955	(4)
Net change in accrued interest payable	489	535
Net change in other liabilities	(9)	638
Net cash provided by operating activities	1,596	3,361

Cash flows from investing activities:
Net change in loans receivable held for investment	(2,041)	35,096
Proceeds from sales of loans receivable held for sale	15,502	1,486
Principal repayments on loans receivable held for sale	1,520	366
Available-for-sale securities:
Sales	-	1,050
Maturities, prepayments and calls	2,980	3,229
Proceeds from sales of REO	3,583	7,750
Investment in affordable housing limited partnership	-	(350)
Net (purchase) redemption of Federal Home Loan Bank stock	(212)	188
Proceeds from sale of office properties and equipment	-	4,237
Additions to office properties and equipment	(232)	(9)
Net cash provided by investing activities	21,100	53,043

Cash flows from financing activities:
Net change in deposits	(38,502)	(31,878)
Proceeds from FHLB advances	36,000	17,000
Repayments on FHLB advances	(28,000)	(17,000)
Net proceeds from issuance of common stock	3,347	-
Reissuance of treasury stock	-	150
Net change in advance payments by borrowers for taxes and insurance	323	272
Net cash used in financing activities	(26,832)	(31,456)

Net change in cash and cash equivalents	(4,136)	24,948
Cash and cash equivalents at beginning of period	64,360	31,597
Cash and cash equivalents at end of period	$60,224	$56,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,314	$4,464
Cash paid for income taxes	$4	$-
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$1,832	$3,461
Transfers of loans receivable held for sale to REO	$753	$333
Transfers of loans receivable from held for investment to held for sale	$7,259	$616
Transfers of loans receivable from held for sale to held for investment	$7,394	$-
Exchange of other borrowings to equity	$2,575	$-
Exchange of dividends payable to equity	$2,646	$-
Transfer of accrued interest to other borrowings	$535	$-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net earnings or stockholders’ equity.

Recent Accounting Pronouncements

FASB ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE (2) – Going Concern, Regulatory Matters and Recapitalization of the Company

Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates continuity of operations, and realization of assets and liquidation of liabilities in the ordinary course of business.  The ability of the Company to continue as a going concern is dependent on many factors, including regulatory actions. The following discussion describes matters that raise substantial doubt about the Company’s ability to continue as a going concern, as well as management’s plans for responding to these matters.

Holding Company Liquidity

The Company has limited liquidity to pay operating expenses over an extended period of time and will need to raise additional capital within the next 12 to 18 months to continue paying operating expenses, including allocations of shared expenses from the Bank, on a timely basis.  Additionally, the Company stopped paying interest expense on its $6.0 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) in September 2010 and does not have sufficient capital to repay the Debentures when they mature on March 17, 2014.  Also, the Company had to restructure its $5.0 million senior line of credit, payable to another financial institution (see Note 7).  This restructuring was completed as part of the Company’s recapitalization that closed on August 22, 2013.  Pursuant to that restructuring the Company exchanged $2.6 million of common stock equivalents for $2.6 million principal amount of the line of credit and the lender forgave all of the $1.8 million of accrued interest on the entire amount of the line of credit as of the closing of the recapitalization.  The Company must obtain approval from the Federal Reserve Bank of San Francisco (the “FRB”) before making principal or interest payments on the remaining $2.4 million principal amount of the modified senior loan.  The Company has received approval from the FRB to make the first payment of interest only due in November 2013 (see Note 7).

The Company’s principal sources of funds have historically been dividends from the Bank and, to a lesser extent, additional capital from investors.  At the current time the Bank cannot pay dividends to the Company because of its recent operating losses and because of limitations in a Consent Order the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on October 30, 2013.  Management does not anticipate that the Bank will receive approval to pay dividends for at least the next several quarters.  Accordingly, the Company will not be able to meet its payment obligations on its debt noted above within the foreseeable future unless the Company is able to secure new capital.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Regulatory Matters

As a result of significant deficiencies in the Company’s and the Bank’s operations noted in a regulatory examination in early 2010, the Company and the Bank were declared to be in “troubled condition” and entered into cease and desist orders (the “Orders”) issued by the OCC’s regulatory predecessor effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank’s loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank’s business, as well as the Company’s management of its business and the oversight of the Company’s business by the Board of Directors.  Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank and the OCC.  As part of the Consent Order, the Bank is required to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations.  The Bank’s regulatory capital exceeded both of these higher capital ratios at September 30, 2013 (see Note 10).

Additionally, the Consent Order issued by the OCC imposes certain other requirements on the Bank.  These requirements include the following, among others:

•	The Bank must create a Compliance Committee consisting of at least three independent Directors to monitor compliance with the Consent Order, among other matters.
•

The Board of the Bank must prepare and submit a Strategic Plan and a Capital Plan that is consistent with the Strategic Plan. The Capital Plan requirement includes requirements regarding targeted capital ratios and prior approval requirements for the payment of dividends, both of which are mentioned above.

•

The Bank must implement an enhanced set of business operational and corporate governance processes, as well as create a commercial real estate concentration risk management program and a written program to reduce the level of assets considered doubtful, substandard or special mention. This latter program requirement includes requirements to monitor the levels of such assets on an ongoing basis and prepare and implement corrective actions as deemed necessary.

•	The Bank must also implement an independent ongoing loan review system and adopt new policies with respect to maintaining an adequate allowance for loan and lease losses (“ALLL”).

The Consent Order does not include certain restrictions on the Bank that had been imposed by the Order, such as the specific limitation on the Bank’s ability to increase its assets during any quarter or certain limitations on employment agreements and compensation arrangements.  Management believes that the Order issued to the Company, which has been administered by the FRB since July 2012, remains in effect.  This Order imposes limitations and restriction on several matters, including the following:

•	The Company may not declare or pay any dividends or make any other capital distributions without the prior written approval of the FRB.
•	The Company may not make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the FRB.
•

The Company is subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to Bank directors and officers.

•

The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

Recapitalization of the Company

Management’s plan to address the conditions described above has consisted of completing a recapitalization of the Company and then raising additional equity capital for the Company and negotiating an extension of the maturity of the Debentures.  The Company completed the recapitalization on August 22, 2013, which improved the Company’s liquidity and capital structure, and enhanced the Bank’s capital ratios as described below.  The Company’s ability to continue as a going concern is dependent on the timely implementation and success of these next steps: raising more capital and extending the maturity of the Debentures.  There can be no assurance that management’s plan will be achieved.

The recapitalization strengthened and simplified the Company’s capital structure through completion of the following transactions:

(1)          The issuance of 8,776 shares of Series F Non-cumulative Voting Preferred Stock (the “Common Stock Equivalents”) in exchange for the five series of the Company’s formerly outstanding preferred stock with an aggregate liquidation value or preference of $17.6 million, including the TARP Preferred Stock that was issued to the Treasury Department pursuant to the Capital Purchase Program component of the Treasury Department’s Troubled Asset Relief Program, which the parties agreed to value at $8.8 million based on the price at which shares of the Common Stock were sold in the Subscription Offering referred to below;

(2)          The issuance of 2,646 shares of Common Stock Equivalents in exchange for all of the accumulated dividends on the TARP Preferred Stock, totaling $2.6 million as of the date of the exchange;

(3)          The issuance of 2,575 shares of Common Stock Equivalents in exchange for $2.6 million principal amount of the Company’s bank debt (the “Debt Exchange”);

(4)          The modification of the terms of the remaining $2.4 million principal amount of the senior line of credit to, among other matters, extend the maturity and eliminate the default rate;

(5)          The forgiveness of the $1.8 million of accrued interest on the entire amount of the Company’s bank debt as of the date of the exchange;

(6)          The exchange of 698 shares of Common Stock Equivalents issued in the Debt Exchange for 6,982 shares of Series G Non-Voting Preferred Stock; and

(7)          The issuance of 4,235,500 shares of Common Stock in private sales (the “Subscription Offering”) at a price of $1.00 per share, yielding $4.2 million in gross proceeds. Of the $4.2 million in gross proceeds, $1.2 million were used to invest additional capital into the Bank and to repay all of the inter-company payables due to the Bank from the Company.  As a result, the Bank’s capital ratios increased on a pro forma basis as of June 30, 2013 from 9.48% to 9.75% for Tier 1 Capital, from 14.98% to 15.51% for Tier 1 Risk Based Capital and from 16.27% to16.80% for Total Risk Based Capital.

The Common Stock Equivalents are a new series of preferred stock of the Company that will automatically convert into shares of the Company’s common stock, at the rate of 1,000 shares of common stock for each of the shares of Common Stock Equivalents upon stockholder approval of an amendment to the Company’s certificate of incorporation increasing the number of shares of common stock the Company is authorized to issue so as to permit such conversion.  The Series G Non-Voting Preferred Stock will automatically convert into shares of non-voting common stock of the Company upon approval by the stockholders of an amendment of the Company’s certificate of incorporation authorizing the Company to issue non-voting common stock.  The board of directors of the Company will present the amendments required to effect such conversions at the Company’s Annual Meeting of Stockholders, which will be held on November 27, 2013.  Management believes that the conversions will improve the Company’s ability to raise additional capital.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

NOTE (3) – Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents, except for the Common Stock Equivalents (defined in Note 2) and Series G Non-Voting Preferred Stock, which are both described as participating securities in the table below.  The participating securities are entitled to share in common stock dividends on an as-converted basis.

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share)
Basic
Net income (loss)	$584	$(613)	$(260)	$1,238
Less: Preferred stock dividends and accretion	(127)	(287)	(779)	(858)
Less: Net income (loss) attributable to participating securities	(283)	-	465	-
Income (loss) available to common stockholders	$174	$(900)	$(574)	$380

Weighted average common shares outstanding	3,755,695	1,858,697	2,536,913	1,782,887

Earnings (loss) per common share - basic	$0.05	$(0.48)	$(0.23)	$0.21

Diluted
Net income (loss)	$584	$(613)	$(260)	$1,238
Less: Preferred stock dividends and accretion	(127)	(287)	(779)	(858)
Less: Net income (loss) attributable to participating securities	(283)	-	465	-
Income (loss) available to common stockholders	$174	$(900)	$(574)	$380

Weighted average common shares outstanding	3,755,695	1,858,697	2,536,913	1,782,887
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully diluted	3,755,695	1,858,697	2,536,913	1,782,887

Earnings (loss) per common share - diluted	$0.05	$(0.48)	$(0.23)	$0.21

Stock options for 148,750 shares of common stock for the three and nine months ended September 30, 2013 and 227,075 shares of common stock for the three and nine months ended September 30, 2012 were not considered in computing diluted loss per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Residential mortgage-backed	$9,652	$496	$-	$10,148
Total available-for-sale securities	$9,652	$496	$-	$10,148
December 31, 2012:
Residential mortgage-backed	$12,660	$718	$-	$13,378
Total available-for-sale securities	$12,660	$718	$-	$13,378

There were no securities with unrealized losses at September 30, 2013 and December 31, 2012.  At September 30, 2013, the Bank’s investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 5.4 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2013 and December 31, 2012, securities pledged to secure public deposits and FHLB advances had a carrying amount of $10.1 million and $1.5 million, respectively.  At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  There were no sales of securities during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, $1.0 million of U.S federal agency bonds were sold and the Company recognized a gain of $50 thousand.

NOTE (5) – Loans Receivable Held For Sale

Loans receivable held for sale totaled $1.1 million at June 30, 2013 and $19.1 million at December 31, 2012.

During the nine months ended September 30, 2013, certain loans held for investment were reclassified to loans receivable held for sale at the lower of cost or fair value, less estimated selling costs.  At the time of transfers, the carrying amount of these loans totaled $8.8 million, and required additional charge-offs of $1.5 million, which were reserved for at year-end 2012.

During the third quarter of 2013, management determined that certain loans held for sale were no longer to be marketed for sale and therefore, transferred such loans to held for investment at the lower of cost or fair value.  Loans transferred to held for investment totaled $7.4 million and consisted of $2.5 million in multi-family loans, $1.4 million in commercial real estate loans and $3.5 million in church loans.

Loans sold during the first nine months of 2013 totaled $15.5 million with a net gain of $97 thousand.  Additionally, a loan receivable held for sale secured by a church building was transferred to REO during the nine months ended September 30, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

Loans sold during the first the nine months of 2012 totaled $1.8 million with a net loss of $280 thousand.  During the nine months ended September 30, 2012, two loans receivable held for sale were transferred to REO.  The loans were secured by commercial real estate properties, which had a total carrying amount of $333 thousand, net of charge-offs of $327 thousand.

NOTE (6) – Loans Receivable Held for Investment

Loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate:
One-to-four units	$50,296	$57,733
Five or more units	104,301	83,350
Commercial real estate	32,944	41,124
Church	70,720	76,254
Construction	434	735
Commercial:
Sports	1,423	1,711
Other	670	2,184
Consumer:
Other	36	35
Total gross loans receivable	260,824	263,126
Loans in process	(25)	(74)
Net deferred loan costs	784	557
Unamortized premium (discounts)	260	(17)
Allowance for loan losses	(10,339)	(11,869)
Loans receivable, net	$251,504	$251,723

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,445	$1,169	$1,674	$5,060	$8	$213	$10	$10,579
Provision for loan losses	(315)	351	72	523	(1)	(213)	(3)	414
Recoveries	-	-	16	5	-	59	-	80
Loans charged off	(51)	(3)	(190)	(490)	-	-	-	(734)
Ending balance	$2,079	$1,517	$1,572	$5,098	$7	$59	$7	$10,339

	Nine Months Ended September 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for loan losses	(150)	56	(96)	929	(1)	(322)	(2)	414
Recoveries	259	-	117	18	-	214	-	608
Loans charged off	(90)	(661)	(1,134)	(667)	-	-	-	(2,552)
Ending balance	$2,079	$1,517	$1,572	$5,098	$7	$59	$7	$10,339

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

	Three Months Ended September 30, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,701	$2,897	$2,640	$7,223	$106	$270	$19	$17,856
Provision for loan losses	453	(326)	135	3	(1)	(126)	(9)	129
Recoveries	-	1	15	3	-	97	3	119
Loans charged off	(539)	(14)	(346)	(221)	-	-	-	(1,120)
Ending balance	$4,615	$2,558	$2,444	$7,008	$105	$241	$13	$16,984

	Nine Months Ended September 30, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$316	$57	$17,299
Provision for loan losses	654	(401)	(305)	1,864	(144)	(427)	(51)	1,190
Recoveries	-	1	45	10	-	352	7	415
Loans charged off	(894)	(14)	(404)	(608)	-	-	-	(1,920)
Ending balance	$4,615	$2,558	$2,444	$7,008	$105	$241	$13	$16,984

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$508	$147	$293	$1,486	$-	$16	$-	$2,450
Collectively evaluated for impairment	1,571	1,370	1,279	3,612	7	43	7	7,889
Total ending allowance balance	$2,079	$1,517	$1,572	$5,098	$7	$59	$7	$10,339
Loans:
Loans individually evaluated for impairment	$3,674	$4,226	$7,936	$22,552	$-	$162	$-	$38,550
Loans collectively evaluated for impairment	46,622	100,075	25,008	48,168	434	1,931	36	222,274
Total ending loans balance	$50,296	$104,301	$32,944	$70,720	$434	$2,093	$36	$260,824

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

	December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$125	$543	$1,276	$-	$69	$-	$2,732
Collectively evaluated for impairment	1,341	1,997	2,142	3,542	8	98	9	9,137
Total ending allowance balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Loans:
Loans individually evaluated for impairment	$4,576	$3,766	$10,364	$25,328	$273	$69	$-	$44,376
Loans collectively evaluated for impairment	53,157	79,584	30,760	50,926	462	3,826	35	218,750
Total ending loans balance	$57,733	$83,350	$41,124	$76,254	$735	$3,895	$35	$263,126

The following table presents information related to loans individually evaluated for impairment by type of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$2,348	$1,694	$-	$1,986	$1,484	$-
Five or more units	2,703	2,647	-	2,038	1,819	-
Commercial real estate	4,869	1,451	-	10,184	6,423	-
Church	12,938	9,695	-	18,664	15,689	-
Construction	-	-	-	279	273	-
Commercial:
Sports	3,850	-	-	3,888	-	-
With an allowance recorded:
One-to-four units	1,980	1,980	508	3,092	3,092	719
Five or more units	1,586	1,579	147	1,947	1,947	125
Commercial real estate	6,491	6,485	293	3,941	3,941	543
Church	12,911	12,857	1,486	9,677	9,639	1,276
Commercial:
Other	162	162	16	69	69	69
Total	$49,838	$38,550	$2,450	$55,765	$44,376	$2,732

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

The following tables present the monthly average of loans individually evaluated for impairment by type of loans and the related interest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,699	$30	$3,822	$91
Five or more units	3,347	15	3,215	55
Commercial real estate	6,986	182	7,778	405
Church	22,472	131	23,027	407
Construction	-	-	81	5
Commercial:
Other	165	2	156	8
Total	$36,669	$360	$38,079	$971

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$14,143	$120	$13,844	$354
Five or more units	2,266	10	3,047	50
Commercial real estate	8,251	115	7,847	260
Church	31,094	237	31,709	834
Construction	288	3	294	12
Commercial:
Other	70	2	70	4
Total	$56,112	$487	$56,811	$1,514

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest income that would have been recognized for the nine months ended September 30, 2013 and 2012 had loans performed in accordance with their original terms were $2.5 million and $3.4 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

The following table presents the recorded investment in non-accrual loans by type of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Church	785	1,556
Loans receivable held for investment:
One-to-four units	1,694	1,489
Five or more units	3,041	2,312
Commercial real estate	1,451	7,090
Church	13,002	15,689
Construction	-	273
Commercial:
Other	162	69
Total non-accrual loans	$20,135	$37,090

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2013 or December 31, 2012.

The following tables present the aging of the recorded investment in past due loans, including loans receivable held for sale, as of September 30, 2013 and December 31, 2012 by type of loans:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
Church	$-	$-	$785	$785	$300
Loans receivable held for investment:
One-to-four units	876	-	1,694	2,570	47,726
Five or more units	-	-	3,041	3,041	101,260
Commercial real estate	-	-	1,451	1,451	31,493
Church	419	-	13,002	13,421	57,299
Construction	-	-	-	-	434
Commercial:
Sports	-	-	-	-	1,423
Other	-	20	162	182	488
Consumer:
Other	-	-	-	-	36
Total	$1,295	$20	$20,135	$21,450	$240,459

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$871	$6,656	$7,527	$389
Five or more units	-	-	1,956	1,956	3,839
Commercial real estate	-	-	-	-	1,358
Church	-	-	1,556	1,556	2,744
Loans receivable held for investment:
One-to-four units	1,077	-	1,489	2,566	55,167
Five or more units	587	554	2,312	3,453	79,897
Commercial real estate	-	-	7,090	7,090	34,034
Church	1,617	-	15,689	17,306	58,948
Construction	-	-	273	273	462
Commercial:
Sports	-	-	-	-	1,711
Other	-	-	69	69	2,115
Consumer:
Other	-	-	-	-	35
Total	$3,281	$1,425	$37,090	$41,796	$240,699

Troubled Debt Restructurings

During the nine months ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings (“TDRs”).  The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months.

At September 30, 2013, loans classified as TDRs totaled $32.2 million, of which $13.0 million were included in non-accrual loans and $19.2 million were on accrual status.  At December 31, 2012, loans classified as TDRs totaled $41.1 million, of which $22.8 million were included in non-accrual loans and $18.3 million were on accrual status.  The Company has allocated $2.1 million and $2.5 million of specific reserves for accruing TDRs as of September 30, 2013 and December 31, 2012.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  As of September 30, 2013 and December 31, 2012, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

The following tables present loans by type modified as troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	-	$-	$-	5	$739	$789
Commercial real estate	-	-	-	1	1,456	1,497
Total	-	$-	$-	6	$2,195	$2,286

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	-	$-	$-	1	$36	$36
Commercial real estate	-	-	-	2	734	740
Church	1	503	503	9	3,902	3,907
Total	1	$503	$503	12	$4,672	$4,683

The troubled debt restructurings described above increased the allowance for loan losses by $0 thousand and $57 thousand for the three and nine months ended September 30, 2013 and by $0 thousand and $228 thousand for the same periods in 2012.  These TDRs resulted in charge-offs of $23 thousand during the nine months ended September 30, 2013, compared to $100 thousand for the same period in 2012.

At September 30, 2013, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

All loan modifications during the nine months ended September 30, 2013 were considered troubled debt restructurings.  The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring.  These loans had a total recorded investment of $2.2 million as of September 30, 2012.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

September 30, 2013

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the most recent analysis performed, the risk category of loans by type of loans as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$45,048	$3,554	$1,694	$-	$-
Five or more units	95,955	2,742	5,604	-	-
Commercial real estate	23,219	1,632	8,093	-	-
Church	35,389	16,898	18,433	-	-
Construction	434	-	-	-	-
Commercial:
Sports	-	1,423	-	-	-
Other	488	20	162	-	-
Consumer:
Other	36	-	-	-	-
Total	$200,569	$26,269	$33,986	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$55,613	$631	$1,489	$-	$-
Five or more units	73,673	5,250	4,427	-	-
Commercial real estate	25,605	2,541	12,921	57	-
Church	33,532	19,502	23,220	-	-
Construction	462	-	273	-	-
Commercial:
Sports	-	1,711	-	-	-
Other	1,877	141	166	-	-
Consumer:
Other	35	-	-	-	-
Total	$190,797	$29,776	$42,496	$57	$-

NOTE (7) – Junior Subordinated Debentures and Other Borrowings

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement.  The Debentures mature on March 17, 2014 and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.79% at September 30, 2013.  The Company stopped paying interest on the Debentures in September 2010 and the accrued interest on the Debentures was $609 thousand as of September 30, 2013.  Under the Order applicable to the Company discussed in Note 2, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank.  Pursuant to a directive from the FRB and subsequently the Order applicable to the Company discussed in Note 2, the Company has not been permitted to make principal or interest payments on this senior debt since June 2010.  The line of credit matured at the end of July 2010, but was not repaid and remains in default.

As part of the recapitalization that closed in August 2013, the Company exchanged 2,575 shares of Common Stock Equivalents with an agreed upon value of $2.6 million for $2.6 million principal amount of this line of credit.  In addition, the lender forgave all of the accrued interest, totaling $1.8 million, on the entire amount of the line of credit as of the date of the exchange and modified the terms of the remaining principal amount of $2.4 million.  The modified terms for the remaining loan include, among others items, an extension of the maturity of the line of credit to February 22, 2019 and a repayment schedule that specifies six quarterly payments of interest only beginning three months following the closing of the recapitalization, followed by 48 fully amortizing equal monthly payments of principal and interest on the loan beginning 19 months after the closing of the recapitalization; provided, that each payment on the loan must receive prior approval from the FRB.  Failure to make such any payment due to an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an event of default under the revised loan terms.  In addition the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%.  As part of the modification, the Default Rate Margin of 5% has been forgiven.  Borrowings under this line of credit continue to be secured by 100% of the Company’s investment in the Bank.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

In accordance with Accounting Standards Codification (“ASC”) 470-60 - Troubled Debt Restructurings by Debtors, $1.2 million of the forgiven interest has been recorded as a gain on restructuring in the income statement for the third quarter, and the balance of the forgiven interest ($535 thousand) has been added to the principal balance of the line of credit that remains outstanding after consummation of the recapitalization.  Furthermore, any future payments made on the remaining loan amount pursuant to the modified terms shall be applied to the carrying amount of the loan payable, and no interest expense will be recorded on the modified loan between the date that it was restructured (i.e., the closing of the recapitalization) and the new maturity of the modified loan provided that the floating rate on the remaining modified loan does not exceed the floor of 6%.

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

September 30, 2013

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$10,148	$-	$10,148

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$13,378	$-	$13,378

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2013 and 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	September 30, 2013	December 31, 2012
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Church	785	1,556
Impaired loans carried at fair value of collateral:
One-to-four units	1,494	1,284
Five or more units	908	1,679
Commercial real estate	1,451	3,385
Church	8,793	6,649
Real estate owned:
Commercial real estate	1,294	2,752
Church	5,317	5,411

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Non-performing loans receivable held-for-sale	$-	$(296)	$(471)	$(109)
Impaired loans carried at fair value of collateral	(671)	(669)	(1,071)	(1,585)
Real estate owned	(321)	(427)	(544)	(739)
Total	$(992)	$(1,392)	$(2,086)	$(2,433)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Non-performing loans held for sale – church	$785	Sales comparison approach	Adjustment for differences between the comparable sales	1%
Impaired loans – one-to-four units	1,494	Sales comparison approach	Adjustment for differences between the comparable sales	-2% to 8%
Impaired loans – five or more units	908	Sales comparison approach	Adjustment for differences between the comparable sales	-10 to 0%
		Income approach	Capitalization rate	7.25% to 9%
Impaired loans – commercial real estate	1,451	Sales comparison approach	Adjustment for differences between the comparable sales	-2 to 0%
		Income approach	Capitalization rate	4.5% to 8.25%
Impaired loans – church	8,793	Sales comparison approach	Adjustment for differences between the comparable sales	-32 to 50%
		Income approach	Capitalization rate	6.75%
Real estate owned – commercial real estate	1,294	Sales comparison approach	Adjustment for differences between the comparable sales	-9% to 3%
		Income approach	Capitalization rate	10%
Real estate owned – church	5,317	Sales comparison approach	Adjustment for differences between the comparable sales	-24% to 11%
		Income approach	Capitalization rate	6.5% to 11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at September 30, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$60,224	$60,224	$-	$-	$60,224
Securities available-for-sale	10,148	-	10,148	-	10,148
Loans receivable held for sale	1,085	-	-	1,085	1,085
Loans receivable held for investment	251,504	-	-	258,332	258,332
Federal Home Loan Bank stock	4,113	N/A	N/A	N/A	N/A
Accrued interest receivable	1,116	-	31	1,085	1,116
Financial Liabilities:
Deposits	$(218,569)	$-	$(211,263)	$-	$(211,263)
Federal Home Loan Bank advances	(87,500)	-	(91,145)	-	(91,145)
Junior subordinated debentures	(6,000)	-	-	(5,510)	(5,510)
Other borrowings	(2,960)	-	-	(1,398)	(1,398)
Accrued interest payable	(674)	-	(65)	(559)	(624)
Advance payments by borrowers for taxes and insurance	(1,034)	-	(1,034)	-	(1,034)

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$64,360	$64,360	$-	$-	$64,360
Securities available-for-sale	13,378	-	13,378	-	13,378
Loans receivable held for sale	19,051	-	-	19,051	19,051
Loans receivable held for investment	251,723	-	-	252,043	252,043
Federal Home Loan Bank stock	3,901	N/A	N/A	N/A	N/A
Accrued interest receivable	1,250	-	42	1,208	1,250
Financial Liabilities:
Deposits	$(257,071)	$-	$(253,155)	$-	$(253,155)
Federal Home Loan Bank advances	(79,500)	-	(84,769)	-	(84,769)
Junior subordinated debentures	(6,000)	-	-	(4,852)	(4,852)
Other borrowings	(5,000)	-	-	(4,205)	(4,205)
Accrued interest payable	(1,941)	-	(87)	(1,527)	(1,614)
Advance payments by borrowers for taxes and insurance	(711)	-	(711)	-	(711)

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

September 30, 2013

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

NOTE (9) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by the stockholders.  The 2008 LTIP replaced the Company’s 1996 Long-Term Incentive Plan (“1996 LTIP”) and 1996 Stock Option Plan (“Stock Option Plan”), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 437,390 shares of common stock.  Since the end of the third quarter, the Company mailed a proxy statement to its stockholders that, among other matters, solicits stockholder approval to increase the number of shares reserved for issuance under the 2008 LTIP to 2 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.  The Company has a policy of using shares held as treasury stock to satisfy share option exercises.  Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises on outstanding options.

No options were granted during the nine months ended September 30, 2013 and 2012.  The Company recorded $33 thousand and $36 thousand of stock-based compensation expense, net of tax, during the first nine months of 2013 and 2012.

NOTE (10) – Regulatory Capital

The Bank is subject to regulatory capital requirements now administered by the Office of the Comptroller of the Currency, or OCC, which is the statutory successor under the Dodd-Frank Act to the former Office of Thrift Supervision, or OTS.  The capital requirements involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC.  Failure to meet capital requirements can result in regulatory action.

The Bank met the minimum capital requirements under the cease and desist order at September 30, 2013 and December 31, 2012.  Actual required capital amounts and ratios at September 30, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
			(Dollars in thousands)
September 30, 2013:
Tangible Capital to adjusted total assets	$33,670	9.75%	$ 5,182	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$33,670	9.75%	$ 13,819	4.00%	$ 27,637	8.00%
Tier 1(Core) Capital to risk weighted assets	$33,670	14.79%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,608	16.08%	$ 18,208	8.00%	$ 27,312	12.00%

December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$ 5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$ 14,940	4.00%	$ 29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$ 20,090	8.00%	$ 30,135	12.00%

On October 30, 2013, the Bank entered into a Consent Order with the OCC that superseded the cease and desist order that had been in effect since September 2010.  The Consent Order raises the minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets.  The Bank’s regulatory capital exceeded both ratios as of September 30, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2013

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $9.5 million was required as of September 30, 2013, resulting in $0 net deferred tax assets.  The Company had recorded a valuation allowance of $9.0 million and $0 net deferred tax assets as of December 31, 2012.

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

Overview

During the third quarter we closed a recapitalization of the Company’s balance sheet that strengthened the balance sheets of the Company and the Bank, and significantly simplified the capital structure of the Company.  The agreements comprising the recapitalization included:

(1)

The issuance of 8,776 shares of Common Stock Equivalents in exchange for the five series of the Company’s formerly outstanding preferred stock with an aggregate liquidation value or preference of $17.6 million, including the TARP Preferred Stock that was issued to the Treasury Department pursuant to the Capital Purchase Program component of the Treasury Department’s Troubled Asset Relief Program, which the parties agreed to value at $8.8 million based on the price at which shares of the Common Stock were sold in the private placement referred to below;

(2)	The issuance of 2,646 shares of Common Stock Equivalents in exchange for all of the accumulated dividends on the TARP Preferred Stock, totaling $2.6 million as of the date of the exchange;

(3)	The issuance of 2,575 shares of Common Stock Equivalents in exchange for $2.6 million principal amount of the Company’s senior line of credit (the “Debt Exchange”) (See Notes 2 and 7);

(4)	The modification of the terms of the remaining $2.4 million principal amount of the senior line of credit to, among other matters, extend the maturity and eliminate the default rate;

(5)	The forgiveness of the $1.8 million of accrued interest on the entire amount of the Company’s senior line of credit as of the date of the exchange;

(6)	The exchange of 698 shares of Common Stock Equivalents issued in the Debt Exchange for 6,982 shares of Series G Non-Voting Preferred Stock; and

(7)

The issuance of 4,235,500 shares of Common Stock in private sales at a price of $1.00 per share, yielding $4.2 million in gross proceeds. We used a portion of the proceeds to invest additional capital into the Bank and to repay all of the inter-company payables due to the Bank from the Company.

Collectively, these transactions have reduced the Company’s requirements for debt service, eliminated all cumulative dividends on preferred stock and improved the capital and liquidity of both the Company and the Bank. The Company’s stockholders will be asked to approve two proposals relating to the recapitalization at the Company’s annual stockholders meeting that will be held on November 27, 2013. One proposal seeks stockholder approval to increase the number of authorized shares of common stock. Stockholder approval of this proposal will result in the automatic conversion of all of the Common Stock Equivalents issued in the recapitalization into shares of Common Stock. The second proposal seeks stockholder approval to authorize a new class of non-voting common stock. Approval of this proposal will result in the automatic conversion of all of the Series G Non-Voting Preferred Stock issued in the recapitalization into shares of non-voting Common Stock. If both proposals are approved, then the only equity securities of the Company that will remain outstanding will be shares of Common Stock or non-voting Common Stock. We believe that the completion of these transactions should improve the Company’s ability to access capital in the future.

From an operating perspective, during the third quarter we continued to aggressively pursue reductions in our classified assets, including through loan sales, foreclosures on properties securing defaulted loans, and sales of real estate owned through foreclosure or through deed in lieu of foreclosure (“REO”).  Also, during the latest quarter we began to pursue prudent growth in our loan portfolio to increase interest income.  Our focus on loan growth is targeted on selective niches within the multi-family and investor-owned single family residential loan markets, which are markets that senior management has successfully served in the past and which are consistent with the Company’s focus on low-to-moderate income communities in Southern California.  During the quarter we originated $16.3 million of new loans, partially offset by loan repayments of $9.2 million, and purchased over $10.9 million of residential real estate loans secured by five or more units (multi-family loans).  As a result, our loan portfolio grew by $17.8 million over the level at the end of the second quarter. However, total assets increased by only $472 thousand during the third quarter as we funded our loan originations with excess liquidity.  For the nine months ended September 30, 2013, total assets decreased by $28.0 million primarily due to a decrease in our loan portfolio as we focused on divesting problem assets.  The decrease in our loan portfolio, including loans held for sale, consisted of a decrease of $15.4 million in our one-to-four family residential real estate loan portfolio, a decrease of $9.5 million in our commercial real estate loan portfolio, a decrease of $8.7 million in our church loan portfolio, a decrease of $301 thousand in our construction loan portfolio and a decrease of $1.8 million in our commercial loan portfolio.  These decreases were partially offset by an increase of $15.2 million in our five or more units (multi-family) residential real estate loan portfolio.

Corresponding to the decrease in assets during the first nine months of 2013, our total deposits decreased by $38.5 million, primarily due to a decrease in certificates of deposit (“CDs”), in particular, CDs with higher interest costs that were obtained through QwickRate, a deposit listing service, and 36-month CDs.  FHLB borrowings increased $8.0 million during 2013 while other borrowings decreased $2.0 million because of the recapitalization.

We recorded net income of $584 thousand for the three months ended September 30, 2013 and a net loss of $260 thousand for the nine months ended September 30, 2013, compared to a net loss of $613 thousand for the three months ended September 30, 2012 and net income of $1.2 million for the nine months ended September 30, 2012.  The increase in net income in the third quarter of 2013 over the comparable quarter in the prior year was primarily attributable to the gain on debt restructuring of $1.2 million that resulted from the recapitalization.  The decrease in income during the nine month period was primarily due to a gain of $2.5 million from the sale of our former headquarters building during the second quarter of 2012, which was partially offset by the $1.2 million gain on debt restructuring during the third quarter of 2013.  In addition, during 2013 we generated lower net interest income before provision for loan losses because of payoffs of our loan portfolio.  We partially offset this decrease in net interest income by reducing our non-interest operating expenses.

Going Concern and Regulatory Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited liquidity and is in default under the terms of its senior debt and subordinated debentures.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Net Income (Loss)

For the three and nine months ended September 30, 2013, we recorded net income of $584 thousand, or $0.05 earnings per diluted common share, and a net loss of $260 thousand, or $0.23 loss per diluted common share, respectively.  For the same periods in 2012, we recorded a net loss of $613 thousand, or $0.48 loss per diluted common share, and net income of $1.2 million, or $0.21 earnings per diluted common share.

The increase from a net loss for the third quarter of 2012 to a net income for the third quarter of 2013 was primarily due to the inclusion of a gain of $1.2 million on the restructuring of the Company’s senior debt in the third quarter of 2013 and lower net loss on sales of REOs.  In addition, during the third quarter of 2012, we recorded a net loss of $280 thousand on the sale of loans.

The decrease from net income for the first nine months of 2012 to net loss for the first nine months of 2013 was primarily due to the inclusion of a gain of $2.5 million on the sale of our former headquarters building in the second quarter of 2012, which was partially offset by the $1.2 million gain on debt restructuring in the third quarter of 2013.  In addition, the decrease during the first nine months of 2013 was attributable to lower net interest income before provision for loan losses, which was partially offset by a lower provision for loan losses and lower non-interest expenses for the nine months ended September 30, 2013 as compared to the comparable period in 2012.  Also, earnings per share were significantly impacted during the third quarter and nine month periods of 2013 because we issued a combined total of 18,225,229 shares of common stock, Common Stock Equivalents and Series G Non-Voting Preferred Stock, representing over 90% of our total shares of common stock and participating securities currently outstanding, in connection with the recapitalization that closed on August 22, 2013.

Net Interest Income

For the third quarter of 2013, net interest income before provision for loan losses totaled $2.6 million, down $589 thousand, or 18%, from $3.2 million of net interest income before provision for loan losses for the third quarter of 2012.  The decrease in net interest income primarily resulted from a decrease of $59.3 million in average interest-earning assets and a decrease of 11 basis points in net interest margin.

Interest income decreased $912 thousand, or 19%, to $3.8 million for the third quarter of 2013 from $4.7 million for the third quarter of 2012.  The decrease in interest income was primarily due to a decrease of $59.3 million in average interest-earning assets, primarily reflecting a decrease of $68.6 million in the average balance of loans receivable, and a decrease of $4.2 million in the average balance of securities available-for-sale, offset by an increase of $16.2 million in the average balance of federal funds sold.  The decrease of $68.6 million in average loans receivable from $319.3 million for the third quarter of 2012 to $250.8 million for the third quarter of 2013 resulted in a reduction of $994 thousand in interest income.  The average yield on loans increased from 5.76% for the third quarter of 2012 to 5.80% for the third quarter of 2013 primarily due to a lower level of non-accrual loans as $15.5 million of non-performing loans were sold and $1.9 million were paid off during 2013.  The average yield on total interest-earning assets decreased from 4.96% for the third quarter of 2012 to 4.74% for the third quarter of 2013, as a higher percentage of our total interest-earning assets were invested in lower yielding federal funds sold.  Recently we have begun refocusing on loan originations and rebuilding our loan portfolio to improve the yield on interest-earning assets and grow total interest income.  We intend to finance loan growth in the near term by using excess federal funds sold.  Our loan portfolio increased by $17.8 million during the third quarter of 2013 primarily due to loan originations of $16.3 million and loan purchases of $10.9 million, which were partially offset by loan repayments of $9.2 million.

Interest expense decreased $323 thousand, or 22%, to $1.2 million for the third quarter of 2013 from $1.5 million for the third quarter of 2012.  The decrease in interest expense was primarily attributable to a decrease of $44.2 million in the average balance of deposits from $265.4 million for the third quarter of 2012 to $221.2 million for the third quarter of 2013, which resulted in a reduction of $140 thousand in interest expense.  Additionally, the average cost of deposits decreased 13 basis points from 1.07% for the third quarter of 2012 to 0.94% for the third quarter of 2013, which resulted in a reduction of $45 thousand in interest expense.  The decreases in the average balance and average cost of deposits reflect the maturities of certificates of deposit bearing higher rates.  Also contributing to the decrease in interest expense during 2013 was a lower average balance and average cost of FHLB advances.  The average balance of FHLB advances decreased $3.4 million, from $83.0 million for the third quarter of 2012 to $79.6 million for the third quarter of 2013, which resulted in a decrease of $24 thousand in interest expense.  The average cost of FHLB advances decreased 39 basis points, from 2.90% for the third quarter of 2012 to 2.51% for the third quarter of 2013, which resulted in a decrease of $78 thousand in interest expense.  The decrease in the average cost of FHLB advances was primarily due to the restructurings of $20.0 million of higher costing FHLB advances in the second and fourth quarters of 2012 and another $28 million in the second quarter of 2013.

For the nine months ended September 30, 2013, net interest income before provision for loan losses totaled $8.1 million, down $2.3 million, or 22%, from $10.4 million of net interest income before provision for loan losses for the same period a year ago.  The decrease of $2.3 million in net interest income primarily resulted from a decrease of $54.3 million in average interest-earning assets and a decrease of 34 basis points in net interest margin.

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

	For the three months ended September 30,
	2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$3,921	$7	0.71%	$6,554	$6	0.37%
Federal Funds sold and other short-term investments	53,259	32	0.24%	37,082	9	0.10%
Investment securities	-	-	-	-	-	-
Residential mortgage-backed securities	10,218	71	2.78%	14,372	109	3.03%
Loans receivable (2)(3)	250,787	3,637	5.80%	319,340	4,595	5.76%
FHLB stock	3,741	64	6.84%	3,901	4	0.41%
Total interest-earning assets	321,926	$3,811	4.74%	381,249	$4,723	4.96%
Non-interest-earning assets	15,764			4,611
Total assets	$337,690			$385,860
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$16,460	$16	0.39%	$18,047	$20	0.44%
Passbook deposits	37,453	31	0.33%	36,366	28	0.31%
NOW and other demand deposits	32,858	8	0.10%	37,551	7	0.07%
Certificate accounts	134,403	467	1.39%	173,408	652	1.50%
Total deposits	221,174	522	0.94%	265,372	707	1.07%
FHLB advances	79,587	500	2.51%	83,000	602	2.90%
Junior subordinated debentures (4)	6,000	70	4.67%	6,000	46	3.07%
Other borrowings (5)	3,713	81	8.73%	5,000	141	11.28%
Total interest-bearing liabilities	310,474	$1,173	1.51%	359,372	$1,496	1.67%
Non-interest-bearing liabilities	6,064			6,902
Stockholders’ Equity	21,152			19,586
Total liabilities and stockholders’ equity	$337,690			$385,860
Net interest rate spread (6)		$2,638	3.22%		$3,227	3.29%
Net interest rate margin (7)			3.28%			3.39%

(1)       Average yields and costs have been annualized.

(2)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.

(3)       Amount excludes interest on non-performing loans.

(4)       Includes compounding on past due interest.

(5)       Includes default rate margin that was in effect to August 22, 2013.

(6)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(7)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended September 30,
	2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$5,472	$18	0.44%	$6,553	$16	0.33%
Federal Funds sold and other short-term investments	58,729	93	0.21%	32,946	23	0.09%
Investment securities	-	-	-	642	24	4.98%
Residential mortgage-backed securities	11,154	240	2.87%	15,496	368	3.17%
Loans receivable (2)(3)	259,217	11,420	5.87%	333,086	14,955	5.99%
FHLB stock	3,789	126	4.43%	3,952	16	0.54%
Total interest-earning assets	338,361	$11,897	4.69%	392,675	$15,402	5.23%
Non-interest-earning assets	16,246			6,643
Total assets	$354,607			$399,318
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$16,838	$49	0.39%	$19,376	$63	0.43%
Passbook deposits	37,363	91	0.32%	36,738	88	0.32%
NOW and other demand deposits	34,213	20	0.08%	38,270	21	0.07%
Certificate accounts	149,814	1,568	1.40%	185,579	2,390	1.72%
Total deposits	238,228	1,728	0.97%	279,963	2,562	1.22%
FHLB advances	79,529	1,564	2.62%	83,000	1,878	3.02%
Junior subordinated debentures (4)	6,000	156	3.47%	6,000	140	3.11%
Other borrowings (5)	4,485	355	10.55%	5,000	419	11.17%
Total interest-bearing liabilities	328,242	$3,803	1.54%	373,963	$4,999	1.78%
Non-interest-bearing liabilities	7,470			6,513
Stockholders’ Equity	18,895			18,842
Total liabilities and stockholders’ equity	$354,607			$399,318
Net interest rate spread (6)		$8,094	3.14%		$10,403	3.45%
Net interest rate margin (7)			3.19%			3.53%

(1)       Average yields and costs have been annualized.

(2)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.

(3)       Amount excludes interest on non-performing loans.

(4)       Includes compounding on past due interest.

(5)       Includes default rate margin that was in effect to August 22, 2013.

(6)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(7)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

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

The provision for loan losses for the third quarter of 2013 totaled $414 thousand, compared to $129 thousand for the same period a year ago.  The provision for loan losses for the third quarter of 2013 was primarily due to loan growth resulting from loan originations and loan purchases. During the third quarter of 2013, loan charge-offs also contributed to the increased provision for loan losses, which was partially offset by recoveries on previously charged-off loans and a decrease in the general valuation allowance.  The decrease in the general valuation allowance reflected lower historical loss reserve factors because periods with higher loan losses are beginning to be replaced with periods with lower loan losses as part of our rolling three-year look back analysis.

For the nine months ended September 30, 2013, the provision for loan losses totaled $414 thousand compared to a provision of $1.2 million for the same period a year-ago. The decrease in loan loss provision was primarily due to a decrease of $38.0 million in our gross loan portfolio from one year ago and improving asset quality.

At September 30, 2013 our allowance for loan losses was $10.3 million, or 3.96% of our loans receivable held for investment, compared to $11.9 million, or 4.51% of our loans receivable held for investment, at December 31, 2012.  The ratio of the allowance for loan losses to non-performing loans, excluding loans held for sale, increased to 53.43% at September 30, 2013 from 44.09% at December 31, 2012, primarily due to the sale of $15.5 million of non-performing loans.

When reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, we consider the impact of charge-offs.  Also, we update our estimates of collateral values on non-performing loans at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore certain losses inherent in our non-performing loans are being recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  As of September 30, 2013, 61% of our non-performing loans had already been written down to their estimated fair value less estimated selling costs.  The remaining 39% of non-performing loans have specific reserves or are reported at cost as the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  Also, in connection with our review of the adequacy of our allowance for loan losses, we track the amount and percentage of our non-performing loans that are paying currently, but nonetheless must be classified as non-performing loans for reasons unrelated to payments.  As of September 30, 2013, approximately $10.8 million of our total non-performing loans of $20.1 million (including loans held for sale) were current in their payments.

Loan charge-offs during the first nine months of 2013 were $2.6 million, or 1.31% of average loans held for investment, compared to $1.9 million, or 0.67% of average loans held for investment, during the first nine months of 2012.  Of the $2.6 million of charge-offs, $1.3 million charge-offs were related to the write down of certain classified loans that were transferred to loans held for sale in the first quarter of 2013 and subsequently sold in April 2013.  Another $177 thousand of charge-offs were related to non-performing church loans that were sold in February and April 2013.  The remaining $1.1 million of charge-offs were related to losses on impaired loans.  Charge-offs on commercial real estate loans totaled $1.1 million and represented 44% of charge-offs during the first nine months of 2013.  Charge-offs on church loans totaled $667 thousand million and represented 26% of charge-offs during the first nine months of 2013.  Charge-offs on multi-family residential real estate loans totaled $661 thousand and represented 26% of charge-offs during the first nine months of 2013.  Charge-offs on one-to-four family residential real estate loans totaled $90 thousand and represented 4% of charge-offs during the first nine months of 2013.

Impaired loans at September 30, 2013 were $38.6 million, compared to $44.4 million at December 31, 2012.  Specific reserves for impaired loans were $2.5 million, or 6.36% of the aggregate impaired loan amount at September 30, 2013, compared to $2.7 million, or 6.16%, at December 31, 2012.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.55% at September 30, 2013, compared to 4.18% at December 31, 2012.  The decrease in our coverage ratio during 2013 was primarily due to the $20.9 million increase in our multi-family loan portfolio, which has the lowest historical loss reserve factors.  Of the $38.6 million impaired loans, $23.1 million had specific reserves recorded as of September 30, 2013.  Of the $23.1 million impaired loans with specific reserves, $3.7 million were collateral dependent loans measured at fair value with a valuation allowance of $321 thousand and $19.4 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $2.1 million.  On $6.2 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off.  The remaining $9.3 million of impaired loans had been written down to fair value after charge-offs of $10.2 million.

Classified loans at September 30, 2013 were $34.0 million, compared to $42.6 million at December 31, 2012.  The decrease of $8.6 million in classified loans primarily consisted of a decrease of $4.9 million in substandard commercial real estate loans, a decrease of $4.8 million in substandard church loans and a decrease of $273 thousand in substandard construction loan, offset in part by an increase of $1.2 million in substandard multi-family residential real estate loans and an increase of $205 thousand in one-to-four-family residential loans.  Of the $9.7 million decrease in substandard commercial real estate and church loans, $5.5 million resulted from loan sales, $1.8 million resulted from loans transferred to REO and $1.2 million resulted from repayments.  The $1.2 million increase in substandard multi-family loans was due to asset classification downgrades of $3.7 million, offset in part by $2.2 million in loan sales and $253 thousand in payoffs.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2013, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the allowance for loan losses as an integral part of their examination process.  These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

Non-interest Income

Non-interest income for the third quarter of 2013 increased $1.6 million from the third quarter of 2012 primarily due to a gain of $1.2 million from the restructuring of our $5.0 million of senior line of credit.  This gain represents a portion of the accrued interest expense of $1.8 million that was forgiven on this debt as part of the recapitalization.  The balance of the interest forgiven, $535 thousand, was added to the amount of the obligation reported on the Company’s balance sheet at September 30, 2013 in accordance with Accounting Standards Codification (“ASC”) 470-60 - Troubled Debt Restructurings by Debtors.  Also contributing to higher non-interest income in the third quarter of 2013 was a reduction of $99 thousand in net losses on sales of REO compared to the third quarter of 2012.  Also, during the third quarter of 2012, we incurred $280 thousand of net losses on sales of loans.

For the nine months ended September 30, 2013, non-interest income totaled $1.8 million compared to $2.9 million for the same period a year ago.  The decrease in non-interest income during the first nine months of 2013 primarily reflected the gain on the sale of our headquarters building in the year 2012 which was partially offset by the gain on the restructuring of senior debt in August 2013.

Non-interest Expense

Non-interest expense for the third quarter of 2013 decreased $485 thousand from $3.5 million for the third quarter of 2012 to $3.0 million for the third quarter of 2013.  The decrease of $485 thousand in non-interest expense was primarily due to a decrease of $106 thousand in the provision for losses on REO, a decrease of $89 thousand in occupancy expense, a decrease of $55 thousand in compensation and benefits expense, a decrease of $48 thousand in FDIC insurance premium expense, a decrease of $97 thousand in other expenses, primarily REO and appraisal expenses, and an increase of $48 thousand in the recapture of losses on loans held for sale.

For the nine months ended September 30, 2013, non-interest expense totaled $9.8 million compared to $10.1 million for the same period a year ago.  The decrease in non-interest expense during the first nine months of 2013 primarily reflected lower compensation and benefits expense, lower provision for losses on REO, and lower FDIC insurance premium expense, which were partially offset by a higher provision for losses on loans held for sale.

Income Taxes

The Company’s income tax expense was $0 and $6 thousand for the three and nine months ended September 30, 2013 compared to $2 thousand and $849 thousand for the three and nine months ended September 30, 2012.  The tax expense for the first nine months of 2013 primarily reflects the minimum taxes paid to the state of California.  For the first nine months of 2012, income taxes were computed by applying the projected annual effective income tax rate for the year to the year-to-date earnings plus discrete items (items incurred in the quarter).  The projected effective tax rate incorporates certain non-taxable federal and state income items and expected increases to the valuation allowance for projected deferred tax assets.  Income tax expense for the first nine months of 2012 was primarily related to the gain on the sale of our former headquarters building in the second quarter of 2012.

Financial Condition

Total Assets

Total assets were $345.7 million at September 30, 2013, which represented a decrease of $28.0 million, or 7%, from December 31, 2012, but an increase of approximately $500 thousand from the end of the second quarter.  During the first nine months of 2013, net loans held for investment decreased by $219 thousand, loans held for sale decreased by $18.0 million, securities decreased by $3.2 million, cash and cash equivalents decreased by $4.1 million, REO decreased by $1.6 million and other assets decreased by $955 thousand.

During the first nine months of 2013, the Orders issued to us by the OTS effective September 9, 2010, which are now administered by the OCC with respect to the Bank, limited the increase in the Bank’s total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC.  This specific growth restriction was eliminated on October 30, 2013 when the Bank entered into a Consent Order with the OCC, which supersedes the Order that was applicable to the Bank.    The Bank is subject to the requirements of the new Consent Order, which includes requirements that the Bank develop a Strategic Plan and a Capital Plan and that the Bank not begin to implement those plans, or any diversions from those plans, until it has submitted the plans, and any proposed diversions, to the OCC for a written statement that the OCC has no supervisory objection thereto.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $2.3 million to $260.8 million at September 30, 2013 from $263.1 million at December 31, 2012, but increased by $25.4 million from the balance of $235.4 million at June 30, 2013.  The decrease of $2.3 million in our loan portfolio since the end of 2012 consisted of a decrease of $7.4 million in our one-to-four family residential real estate loan portfolio, a decrease of $8.2 million in our commercial real estate loan portfolio, a decrease of $5.5 million in our church loan portfolio, a decrease of $301 thousand in our construction loan portfolio and a decrease of $1.8 million in our commercial loan portfolio, which were partially offset by an increase of $21.0 million in our multi-family residential real estate loan portfolio.

During the third quarter we began to refocus on increasing interest income by rebuilding our loan portfolio.  Loan originations, including loan purchases of $10.9 million, for the nine months ended September 30, 2013 totaled $35.3 million, compared to $18.2 million for the nine months ended September 30, 2012.  Loan repayments for the nine months ended September 30, 2013 totaled $33.4 million, compared to $53.2 million for the nine months ended September 30, 2012.  Loan charge-offs during the first nine of 2013 totaled $2.6 million, compared to charge-offs of $1.9 million during the first nine months of 2012.  Loans transferred to REO during the first nine months of 2013 totaled $1.8 million, compared to $3.5 million during the first nine months of 2012.  Loans transferred to loans held for sale during the first nine months of 2013 totaled $7.3 million, which primarily represented multi-family and commercial real estate loans that we sold in a bulk sale consummated in the second quarter.  During the first nine months of 2012, two non-performing loans, which had a total carrying amount of $616 thousand and were secured by commercial real estate, were transferred to held-for-sale.  During the third quarter of 2013, $7.4 million of loans held for sale were transferred to held for investment as these loans are no longer to be marketed for sale.  All of these transferred loans were performing loans.

Loans Receivable Held for Sale

Loans held for sale decreased from $19.1 million at December 31, 2012 to $1.1 million at September 30, 2013.  The $18.0 million decrease during the first nine months of 2013 was primarily due to sales of non-performing and classified loans totaling $15.5 million.  In addition, we transferred $7.4 million of loans held for sale to held for investment, transferred $753 thousand to REO and received repayments of $1.5 million.  These reductions in loans held for sale were partially offset by the transfer of $7.3 million of non-performing classified multi-family and commercial real estate loans from the held for investment loan portfolio to the held for sale portfolio in connection with their subsequent sale during the nine months ended September 30, 2013.

Non-Performing Assets

Non-performing assets (“NPAs”) include loans that are 90 days or more delinquent and still accruing, non-accrual loans and REO.  NPAs at September 30, 2013 were $26.7 million, or 7.74% of total assets, compared to $45.3 million, or 12.11% of total assets, at December 31, 2012.

At September 30, 2013, non-accrual loans were $20.1 million compared to $37.1 million at December 31, 2012.  These loans consist of delinquent loans that are 90 days or more past due and troubled debt restructurings that do not qualify for accrual status.  The $17.0 million decrease in non-accrual loans was primarily due to the sale of $15.5 million of non-performing loans and the transfer of $2.6 million to REO.  The non-accrual loans at September 30, 2013 included 20 church loans totaling $13.8 million, six multi-family residential real estate loans totaling $3.0 million, ten one-to-four family residential real estate loans totaling $1.7 million, two commercial real estate loans totaling $1.5 million and two commercial loans totaling $162 thousand.

During the first nine months of 2013, REO decreased by $1.6 million to $6.6 million at September 30, 2013, from $8.2 million at December 31, 2012.  At September 30, 2013 the Bank’s REO consisted of ten commercial real estate properties, seven of which are church buildings.  During the first nine months of 2013, five church loans totaling $2.6 million were foreclosed and transferred to REO and eight REO properties were sold for net proceeds of $3.6 million and a net loss of $10 thousand.

Deposits

Deposits totaled $218.6 million at September 30, 2013, down $38.5 million, or 15%, from December 31, 2012.  During the first nine months of 2013, CDs decreased by $36.2 million and represented 61% of total deposits at September 30, 2013, compared to 66% of total deposits at December 31, 2012.  Of the $36.2 million decrease in CDs during the first nine months of 2013, $29.2 million represented higher rate deposits from QwickRate, a deposit listing service, and $599 thousand were from brokered deposits.  Additionally, core deposits (NOW, demand, money market and passbook accounts) decreased by $2.3 million during the first nine months of 2013 and represented 39% of total deposits at September 30, 2013, compared to 34% of total deposits at December 31, 2012.  Brokered deposits represented 1% of total deposits at September 30, 2013 and December 31, 2012.

The Order issued to the Bank by the OTS effective September 9, 2010, which has been administered by the OCC since July 2012, prohibited the Bank from accepting brokered deposits.

Borrowings

At September 30, 2013, borrowings consisted of advances from the FHLB of $87.5 million, junior subordinated debentures of $6.0 million and our modified senior line of credit of $2.4 million of principal amount and $535 thousand of deferred gain on restructuring.  At December 31, 2012, borrowings consisted of advances from the FHLB of $79.5 million, junior subordinated debentures of $6.0 million and our senior line of credit of $5.0 million.  At September 30, 2013 and December 31, 2012, FHLB advances were 25% and 21%, respectively, of total assets.  The weighted average cost of advances decreased 42 basis points from 2.67% at December 31, 2012 to 2.25% at September 30, 2013 primarily because we restructured $28.0 million of advances in June 2013.

We are currently developing plans to negotiate an extension of the March 17, 2014 maturity date of the subordinated debentures.  No assurance can be given that we will be successful in negotiating an extension.  As of September 30, 2013 the accrued interest on the subordinated debentures was $609 thousand.  As disclosed previously, the Company is not permitted to make payments on any debt without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the subordinated debentures, the Company is not allowed to make payments on the subordinated debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

Other borrowings decreased by $2.6 million in connection with the restructuring of our senior line of credit during the third quarter of 2013, offset by the deferral of a portion of the gain on restructuring.  Pursuant to the terms of the restructuring, we exchanged Common Stock Equivalents with an agreed upon value of $2.6 million for $2.6 million of loan principal and modified the terms of the remaining $2.4 million of principal.  In addition, the lender forgave the accrued interest, totaling $1.8 million, on the entire $5 million loan to the date of the closing of the recapitalization.  The modified terms for the remaining loan include, among others items, an extension of the maturity of the line of credit to February 22, 2019 and a repayment schedule that specifies six quarterly payments of interest only beginning three months following the closing of the recapitalization, followed by 48 fully amortizing equal monthly payments of principal and interest on the loan beginning 19 months after the closing of the recapitalization; provided, that each payment on the loan must receive prior approval from the FRB.  Failure to make such any payment due to an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an event of default under the revised loan terms.  In addition the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%.  As part of the modification, the Default Rate Margin of 5% has been forgiven.   In accordance with Accounting Standards Codification (“ASC”) 470-60 - Troubled Debt Restructurings by Debtors, we have reported $1.2 million of the forgiven interest as a gain on restructuring during the third quarter and added the remaining $535 thousand balance of the forgiven interest to the principal balance of the bank loan that remains outstanding.

Information regarding the subordinated debentures and senior line of credit is included in Note 7 “Junior Subordinated Debentures and Other Borrowings” of the Notes to Consolidated Financial Statements.

Stockholders’ Equity

Stockholders’ equity was $25.6 million, or 7.40% of the Company’s total assets, at September 30, 2013, compared to $18.0 million, or 4.82% of the Company’s total assets, at December 31, 2012.  The increase in stockholders’ equity during 2013 was due to the completion of the recapitalization.  At September 30, 2013, the Bank’s Total Risk-Based Capital ratio was 16.08%, its Tier 1 Risk-Based Capital ratio was 14.79%, and its Core Capital and Tangible Capital ratios were 9.75%.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future; however, we do not expect that the Bank will be able to pay dividends to the Company for at least the next several quarters.  As a result, our immediate priority for enhancing liquidity is to raise additional equity capital for the Company, which has limited liquid assets.  As of September 30, 2013, the Company has $1.6 million of cash available for operating expenses and debt obligations, which reflects full repayment of all inter-company payables that had been owed to the Bank by the Company.  We expect that our ability to raise additional capital will be significantly affected by our success in negotiating an extension of the maturity of the Company’s subordinated debentures, which mature on March 17, 2014.  These conditions and the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  These and related matters are discussed in Note 2 “Going Concern, Regulatory Matters and Recapitalization of the Company” of the Notes to Consolidated Financial Statements.  We anticipate that we would use a portion of any additional capital raised by the Company to reduce the Company’s senior debt, negotiate an extension of the maturity of the Company’s subordinated debentures and increase the Bank’s capital.

Net cash inflows from operating activities totaled $1.6 million and $3.4 million during the nine months ended September 30, 2013 and 2012, respectively.  Net cash inflows from operating activities for the first nine months of 2013 were primarily attributable to interest payments received on loans and securities.

Net cash inflows from investing activities totaled $21.1 million and $53.0 million during the nine months ended September 30, 2013 and 2012, respectively.  Net cash inflows from investing activities for the first nine months of 2013 were attributable primarily to proceeds from sales of loans receivable held for sale, principal repayments on loans and securities and proceeds from sales of REOs.

Net cash outflows from financing activities totaled $26.8 million and $31.5 million during the nine months ended September 30, 2013 and 2012, respectively.  Net cash outflows from financing activities for the first nine months of 2013 were attributable primarily to the net decrease in deposits which was partially offset by a net increase in FHLB advances and net proceeds from issuance of common stock as part of the recapitalization.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged.  The Bank’s liquid assets at September 30, 2013 consisted of $60.2 million in cash and cash equivalents, compared to liquid assets of $64.4 million in cash and cash equivalents and $11.9 million in securities available-for-sale that were not pledged at December 31, 2012.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  That approved limit and collateral requirement would have permitted the Bank, as of September 30, 2013, to borrow an additional $11.8 million.

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

The Bank was in compliance with all capital requirements in effect at September 30, 2013, and met the generally applicable capital ratio standards necessary to be considered “well-capitalized” under the prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  However, in March 2010, the Company and the Bank were determined to be “in troubled condition” by the OTS and they consented to the issuance of cease and desist orders by the OTS effective September 9, 2010, which orders remained in effect through the first nine months of 2013 and are now administered by the OCC with respect to the Bank and the FRB with respect to the Company.  On October 30, 2013, the Bank entered into a Consent Order with the OCC which superseded the cease and desist order applicable to the Bank.  The cease and desist order required the Bank to achieve and maintain higher levels of regulatory capital than normally required, and the Consent Order raised the required thresholds further.  Under the applicable regulations, the Bank is therefore precluded from being considered to be more than “adequately capitalized” until such special capital requirements are terminated and the Company and the Bank are no longer considered to be “in troubled condition.”

The Bank met the minimum capital requirements under the cease and desist order at September 30, 2013 and December 31, 2012.  Actual required capital amounts and ratios at September 30, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
September 30, 2013:
Tangible Capital to adjusted total assets	$ 33,670	9.75%	$ 5,182	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 33,670	9.75%	$ 13,819	4.00%	$ 31,092	9.00%
Tier 1(Core) Capital to risk weighted assets	$ 33,670	14.79%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 36,608	16.08%	$ 18,208	8.00%	$ 29,588	13.00%

Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
Amount	Ratio	Amount	Ratio	Amount	Ratios
(Dollars in thousands)

December 31, 2012:
Tangible Capital to adjusted total assets	$ 32,936	8.82%	$ 5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 32,936	8.82%	$ 14,940	4.00%	$ 29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$ 32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 36,183	14.41%	$ 20,090	8.00%	$ 30,135	12.00%

Effective October 30, 2013, the Bank’s minimum capital requirements were raised by the OCC under the Consent Order to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets.  The Bank’s regulatory capital exceeded both ratios as of September 30, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2013.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There were no significant changes during the quarter ended September 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 1A.    RISK FACTORS

Not Applicable

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.       MINE SAFETY DISCLOSURES

Not Applicable

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto
3.2	Bylaws of Registrant
4.3	Certificate of Designation for Series A Preferred Stock
4.5	Certificate of Designation for Series B Preferred Stock
4.7	Certificate of Designation for Series C Preferred Stock
4.9	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)
4.12	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)
4.13	Certificate of Designations of Series F Common Stock Equivalents
4.14	Certificate of Designations of Series G Non-Voting Preferred Stock
10.19	Exchange Agreement by and between the Registrant and The United States Department of the Treasury (Exhibit 10.19 to Form 10-K filed by the Registrant on April 1, 2013) and Amendment No. 1 thereto
10.20

Exchange Agreement by and among the Registrant, the Insurance Exchange of the Automobile Club and the Automobile Club of Southern California (Exhibit 10.20 to Form 10-K filed by the Registrant on April 1, 2013)

10.21.1	Exchange Agreement by and between the Registrant and BBCN Bancorp, Inc.
10.21.2	Investor Rights Letter by and between the Registrant and BBCN Bancorp, Inc.
10.22.1	Exchange Agreement by and between the Registrant and National Community Investment Fund (Series C for Series F Preferred Stock)
10.22.2	Investor Rights Letter by and between the Registrant and National Community Investment Fund
10.22.3	Exchange Agreement by and between the Registrant and National Community Investment Fund (Series F for Series G Preferred Stock)

Exhibit Number*
10.23	Registration Rights Agreement between the Registrant, CJA Private Equity Financial Restructuring Master Fund I LP, National Community Investment Fund and BBCN Bancorp, Inc.
10.24	Form of Subscription Agreements entered into by the Registrant with various purchasers of the Registrant’s common stock
10.25.1	Subscription Agreement between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP
10.25.2	Investor Rights Letter between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP
10.26.1	Subscription Agreement between the Registrant and Valley Economic Development Center, Inc.
10.26.2	Investor Rights Letter between the Registrant and Valley Economic Development Center, Inc.
10.27	Agreement for Partial Satisfaction of Debt Previously Contracted by and between BBCN Bank and the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date:	November 14, 2013	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer