Form 10-K
period 2013-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2014-03-31
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES Index to Consolidated Financial Statements Years ended December 31, 2013 and 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4547287 (I.R.S. Employer Identification No.)
5055 Wilshire Boulevard Suite 500 Los Angeles, California (Address of principal executive offices)	90036 (Zip Code)

(323) 634-1700
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,088,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 11, 2014, 19,526,482 shares of the Registrant's common stock and 698,200 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in Part III, Items 10 through 14 of this report.

i

Forward-Looking Statements

Certain statements herein, including without limitation, certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) actions undertaken by both current and potential new competitors; (6) the possibility of continuing adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; (9) an inability to obtain and retain sufficient operating cash at our holding company level; and (10) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ii

PART I

ITEM 1.    BUSINESS

General

Broadway Financial Corporation (the "Company") was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank's name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly-owned subsidiary of the Company, in January 1996.

The Company is currently regulated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is currently regulated by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "Regulation" for further descriptions of the regulatory system to which the Company and the Bank are subject.

Recent Developments

On August 22, 2013, the Company completed a series of transactions to recapitalize its balance sheet (the "Recapitalization"), which resulted in an increase of $25.7 million in the Company's total equity attributable to common stock as of that date. Additionally, total equity was increased by $1.2 million from the gain recognized on the interest forgiven on the senior debt. As part of the Recapitalization, all of the Company's five formerly outstanding series of preferred stock, including the Series D and E Fixed Rate Cumulative Perpetual Preferred Stock that the Company had issued to the United States Department of the Treasury (the "U.S. Treasury") and the associated accumulated, but unpaid dividends thereon, were exchanged for Series F Common Stock Equivalents (the "Preferred Stock Exchanges"). The Preferred Stock Exchanges were completed at 50% of the aggregate liquidation preferences of the preferred stock, which totaled $17.6 million as of August 22, 2013, and 100% of the accumulated dividends thereon, which totaled $2.6 million as of the same date.

Also as part of the Recapitalization, the Company exchanged a portion of its senior debt for Series F Common Stock Equivalents and Series G Non-Voting Preferred Stock having an aggregate value of $2.6 million. The Company's senior debt was thereby reduced by $2.6 million, from $5.0 million to $2.4 million.

The Company entered into a modified loan agreement for the remaining senior debt that provides for quarterly payments of interest only for the next 18 months and monthly payments of principal and interest to final maturity in February 2019. In addition, the senior lender forgave $1.8 million in accrued but unpaid interest on the entire amount of the original loan, which resulted in a pre-tax gain of $1.2 million in the Company's third quarter of 2013. The remaining $535 thousand of the accrued interest that was forgiven was deferred as a liability on the Company's balance sheet and is being amortized over the remaining life of the loan.

The Series F Common Stock Equivalents and Series G Non-Voting Preferred Stock issued in the Recapitalization were converted into 13,299,000 shares of common stock and 698,200 shares of non-voting Common Stock on December 5, 2013 after the stockholders of the Company approved amendments of the

Company's certificate of incorporation authorizing additional shares of common stock and a new class of non-voting common stock at the Company's annual stockholders, meeting on November 27, 2013.

As part of the Recapitalization the Company also raised $4.2 million of new common stock at a purchase price of $1.00 per share through sales to institutional investors (the "Private Placement"), led by an entity affiliated with Gapstow Capital Partners. The other investors included both new and existing stockholders. This capital is in addition to an aggregate of $200 thousand of common stock sold to directors and officers in July and November 2012.

The combination of the Preferred Stock Exchanges, the transactions related to the Company's senior debt, and the Private Placement increased the book value of the Company's common equity by $26.9 million, and increased the number of outstanding shares of common stock, including the newly authorized non-voting common stock, by an aggregate of 18.2 million shares, which represented 90.1% of the total number of shares of common stock and non-voting common stock as of December 31, 2013.

The Company contributed $1.2 million of the proceeds from the Private Placement to the Bank as additional capital and also repaid all of the inter-company payables due to the Bank by the Company.

Business Overview

The Recapitalization was part of our overall plan to address operating losses and elevated levels of loan delinquencies and non-performing assets that the Bank experienced since the latter part of 2008. Also due to these factors and an assessment of our business and assets in the course of a regulatory examination of the Bank in March 2010, the Company and the Bank were designated as being "in troubled condition." The Company and the Bank agreed to the issuance of cease and desist orders to them in September 2010, which we refer to collectively as the "Orders." The Orders mandated improvements in enumerated aspects of our business operations and placed limitations on us, including prohibition of the payment of dividends by the Bank or the Company, or the incurrence of any new debt or payment on existing debt by the Company, in each case without prior regulatory approval. Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, among other things, the Bank is required to maintain a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. We are in compliance with the required capital ratios as of December 31, 2013 with a Tier 1 Capital Ratio of 10.24% and a Risk-based Capital Ratio of 16.95%.

Management's plans to address the matters identified in the Orders and the Consent Order have consisted of multiple initiatives, including taking steps to reduce problem assets, such as selling nonperforming loans and REO, and implementing new procedures to manage delinquencies (See Delinquencies below); improving processes and controls related to loan underwriting, administration and internal asset review; changing internal reporting by management to the Board of Directors; enhancing liquidity of the Bank; and strengthening and simplifying the balance sheet of the Company. The Company's plans for strengthening its balance sheet have consisted of completing the Recapitalization and then concurrently raising additional equity capital and negotiating an extension of the maturity of the Company's $6 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures"). The Company completed the Recapitalization on August 22, 2013 which improved the Company's liquidity and capital structure, and enhanced the Bank's capital ratios. The Company's future plans include raising more capital and extending the maturity of the Debentures in the near future. On February 28, 2014 we were notified by the trustee of the trust which holds the Debentures that our proposal to extend the maturity of the Debentures, in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption, had been accepted by the requisite percentage of the holders of the trust's senior securities, subject to certain conditions including approval by our regulators and senior lender, raising a minimum of $6 million of additional equity capital and completing an appropriate supplemental indenture and other required documentation. We are proceeding with plans to raise the additional capital, obtain the regulatory and other approvals that are conditions to the extension of the maturity of the Debentures and complete the required documentation. There can be no assurance that management's plan will be achieved. These and related matters are discussed below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2 and 11 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal's principal business consists of attracting retail deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family mortgage loans, commercial real estate loans and one-to-four family mortgage loans. In addition, we invest in securities issued by the federal government and federal agencies, residential mortgage-backed securities and other investments.

Our revenue is derived primarily from interest income on loans and investments. Our principal costs are interest expenses that we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly monetary trends and conditions, including changes in market interest rates and the differences in market interests rates for the interest bearing deposits and borrowings that are our principal funding sources and the interest yielding assets in which we invest, which include loans, U.S. Treasury securities and other debt instruments, as well as government policies and actions of regulatory authorities.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and one-to-four family residential properties. The remainder of the loan portfolio consists of commercial business loans, construction loans, consumer loans and other loans. At December 31, 2013, our net loan portfolio totaled $247.8 million, or 75% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs") and hybrid ARM loans (ARM loans having an initial fixed rate period) for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2013, 99% of our mortgage loans had adjustable rates.

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

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
One-to-four units	$46,459	18.09%	$57,733	21.94%	$76,682	22.57%	$82,764	20.56%	$90,747	20.03%
Five or more units	113,268	44.09%	83,350	31.68%	108,161	31.83%	128,534	31.92%	146,291	32.28%
Commercial real estate	26,697	10.39%	41,124	15.63%	54,259	15.97%	72,770	18.08%	82,276	18.16%
Church	67,934	26.45%	76,254	28.98%	89,099	26.22%	97,634	24.25%	101,007	22.29%
Construction	424	0.17%	735	0.28%	3,790	1.11%	5,421	1.35%	5,547	1.22%
Commercial	2,067	0.80%	3,895	1.48%	6,896	2.03%	12,178	3.02%	23,166	5.11%
Consumer	38	0.01%	35	0.01%	929	0.27%	3,288	0.82%	4,110	0.91%

Gross loans	256,887	100.00%	263,126	100.00%	339,816	100.00%	402,589	100.00%	453,144	100.00%

Plus: Premiums on loans purchased	272		-		-		-		-
Less:
Loans in process	50		74		202		371		822
Deferred loan fees (costs), net	(901)		(557)		(473)		(889)		(817)
Unamortized discounts	17		17		18		33		39
Allowance for loan losses	10,146		11,869		17,299		20,458		20,460

Total loans held for investment	$247,847		$251,723		$322,770		$382,616		$432,640

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family and, to a lesser extent, commercial real estate loans. These loans are secured primarily by apartment buildings or by properties used for business purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area. However since 2012, we have primarily focused our efforts on the origination of multi-family loans.

Our multi-family loans amounted to $113.3 million and $83.4 million at December 31, 2013 and 2012, respectively. Multi-family loans represented 44% of our gross loan portfolio at December 31, 2013 compared to 32% of our gross loan portfolio at December 31, 2012. All of the multi-family residential mortgage loans outstanding at December 31, 2013 were ARMs. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2013, our single largest multi-family credit had an outstanding balance of $3.9 million, was current and was secured by a 26-unit apartment complex in Burbank, California. At December 31, 2013, the average balance of a loan in our multi-family portfolio was $453 thousand.

Our commercial real estate loans amounted to $26.7 million and $41.1 million at December 31, 2013 and 2012, respectively. Commercial real estate loans represented 10% of our gross loan portfolio at December 31, 2013 compared to 16% of our gross loan portfolio at December 31, 2012. All except one commercial real estate loan outstanding at December 31, 2013 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2013, our single largest commercial real estate credit had an outstanding principal balance of $2.7 million, was current and was secured by a commercial building located in Los Angeles, California. At December 31, 2013, the average balance of a loan in our commercial real estate portfolio was $592 thousand.

The interest rates on multi-family and commercial ARM loans are based on a variety of indices, including the 6-Month London InterBank Offered Rate Index ("6-Month LIBOR"), the 1-Year Constant Maturity Treasury Index ("1-Yr CMT"), the 12-Month Treasury Average Index ("12-MTA"), the 11th District Cost of Funds Index ("COFI"), and the Wall Street Journal Prime Rate ("Prime Rate"). We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

We seek to mitigate the risks associated with multi-family and commercial real estate loans by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the selling price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by management-approved independent appraisers. Title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy, such as we have been experiencing with the current economic downturn over the past several years. Continued adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2013, our out-of-state loans totaled $4.5 million and our single largest out-of-state credit had an outstanding principal balance of $693 thousand, was current and was secured by a church building located in Chandler, Arizona.

Originating loans secured by church properties is a market niche in which we had been active since our inception. Adverse economic conditions have resulted in increased delinquencies and foreclosures on church loans. In addition to the risks encountered in other types of commercial lending, church lending is subject to additional risks not necessarily related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support pursuing the origination of additional church loans. Additionally, the Order issued to Broadway Federal by the OTS, described below under the caption "Regulation", prohibited us from originating church loans. As a result, we suspended the origination of church loans in 2010. At December 31, 2013, the average balance of a loan in our church loan portfolio was $631 thousand. Our church loans totaled $67.9 million and $76.3 million at December 31, 2013 and 2012, respectively.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

One-to-Four Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by one-to-four family ("single-family") residences, including investor-owned properties, with maturities of up to 30 years. Substantially all of our single-family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single-family loans totaled $46.5 million and $57.7 million at December 31, 2013 and 2012, respectively. Of the $46.5 million single-family loans at December 31, 2013, $26.7 million are secured by investor-owned properties. Single-family loans represented 18% of our gross loan portfolio at December 31, 2013, compared to 22% at December 31, 2012. Of the single-family residential mortgage loans outstanding at December 31, 2013, 2% were fixed rate loans and 98% were ARMs.

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

Commercial Lending

We originate non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $2.1 million and $3.9 million at December 31, 2013 and 2012, respectively. Commercial loans represented 1% of our gross loan portfolio at December 31, 2013 and 2012. Of the commercial loans outstanding at December 31, 2013, 3% were fixed rate loans and 97% were variable rate loans. As of December 31, 2013, our single largest commercial credit had a total outstanding principal balance of $1.4 million and is the only remaining loan to a sports franchise. The loan was modified and converted into a term loan in October

2011. The borrower had been performing in accordance with the modified terms before paying off the loan in the first quarter of 2014.

In 2007, management and the Board of Directors terminated lending to sports franchises and reduced our participation in nationally syndicated corporate loan facilities in order to focus on financing opportunities within our market area.

Construction Lending

Construction loans totaled $424 thousand and $735 thousand at December 31, 2013 and 2012, respectively, representing less than 1% of our gross loan portfolio. We provide loans for construction of single-family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. Many construction project owners are faced with these risks given the current economic conditions. Consequently, we are not originating construction loans at this time.

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

Our Board of Directors has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $500,000 or less, the new loan may be approved by a Senior Underwriter plus the Chief Executive Officer and Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $500,001 to $1,750,000, the new loan must be approved by three Loan Committee members, two of whom must be Board appointed non-management committee members; and if the total of existing loans and the loan under consideration is more than $1.75 million, the new loan must be approved by four Loan Committee members, three of whom must be Board appointed non-management committee members or by the Executive Committee of the Board of Directors. In addition, it is our practice that all loans approved only by management be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board of Directors.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. During 2013, we purchased $10.6 million of loans secured by multi-family residential units. We did not purchase any loans during the year ended December 31, 2012.

The Bank no longer originates loans for sale. During 2013, we sold $16.5 million of loans, primarily in a bulk sale consummated in the second quarter of 2013. During 2013, we also reclassified $7.4 million in performing loans that were previously held for sale to held for investment as management determined that such loans were no longer to be marketed for sale. At December 31, 2013, we had no loans held for sale.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2013 and 2012, we were servicing $12.1 million and $14.7 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2013 and 2012, we had $121 thousand and $141 thousand, respectively, in mortgage servicing rights.

The following table sets forth loan originations, purchases, sales and principal repayments for the periods indicated, including loans held for sale.

	2013	2012	2011
	(In thousands)
Gross loans:
Beginning balance	$282,495	$353,473	$433,281
Loans originated:
One-to-four units	1,040	3,084	619
Five or more units	37,354	17,092	2,986
Commercial real estate	-	180	364
Church	-	-	-
Construction	-	-	-
Commercial	103	169	1,148
Consumer	-	2	-

Total loans originated	38,497	20,527	5,117

Loans purchased:
Five or more units	10,610	-	-

Total loans purchased	10,610	-	-

Less:
Principal repayments	51,882	71,041	44,236
Sales of loans	16,490	2,901	12,231
Loan charge-offs	3,302	7,412	17,643
Transfer of loans to real estate owned	3,041	10,151	10,815

Ending balance (1)	$256,887	$282,495	$353,473

(1)
Includes loans held for sale totaling $19.4 million and $13.7 million at December 31, 2012 and 2011, respectively, exclusive of a $318 thousand and $674 thousand valuation allowance at December 31, 2012 and 2011, respectively. We did not have any loans held for sale at the end of 2013.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of the loans in our loans held for investment at December 31, 2013 and does not reflect the effect of prepayments or scheduled principal amortization.

	One-to-four Units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$4	$-	$458	$192	$-	$19	$38	$711
After one year:
One year to five years	403	12	1,560	634	424	82	-	3,115
After five years	46,052	113,256	24,679	67,108	-	1,966	-	253,061

Total due after one year	46,455	113,268	26,239	67,742	424	2,048	-	256,176

Total	$46,459	$113,268	$26,697	$67,934	$424	$2,067	$38	$256,887

The following table sets forth the dollar amount of gross loans receivable at December 31, 2013 which are contractually due after December 31, 2014, and whether such loans have fixed interest rates or adjustable interest rates.

	Adjustable	Fixed	Total
	(Dollars in thousands)
One-to-four units	$45,603	$852	$46,455
Five or more units	113,268	-	113,268
Commercial real estate	25,982	257	26,239
Church	67,742	-	67,742
Construction	424	-	424
Commercial	1,979	69	2,048
Consumer	-	-	-

Total	$254,998	$1,178	$256,176

% of total	99.54%	0.46%	100.00%

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower's ability to pay typically is dependent, in the case of one to four-family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower's ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

Although we believe our underwriting and loan review procedures are appropriate for the various kinds of loans we originate or purchase, our results of operations and financial condition have been adversely affected by weakness in the local economy and the resulting deterioration in the quality of our loan portfolio. Therefore, one of our most important operating objectives has been to improve asset quality. We have been using a number of strategies to achieve this goal, including maintaining sound credit standards in loan originations, regular, recurring monitoring of the loan portfolio, including through independent third party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquencies

We perform a weekly review of all delinquent loans and loan delinquency reports are made monthly to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the type of loan, the type of property securing the loan, and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non-payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings on all real property securing the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of intent to foreclose upon expiration of the applicable grace period. Decisions not to commence foreclosure upon expiration of the notice of intent to foreclose for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these types of borrowers in certain circumstances.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2013				December 31, 2012				December 31, 2011
	60-89 Days		Non-accrual loans and loans delinquent 90 days or more		60-89 Days		Non-accrual loans and loans delinquent 90 days or more		60-89 Days		Non-accrual loans and loans delinquent 90 days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
One-to-four units	-	$-	10	$1,441	5	$871	28	$8,145	5	$2,464	18	$7,974
Five or more units	-	-	6	2,985	1	554	10	4,268	1	63	10	5,946
Commercial real estate	-	-	2	1,391	-	-	11	7,090	1	525	14	5,787
Church	-	-	17	11,735	-	-	29	17,245	3	1,440	33	24,669
Construction	-	-	-	-	-	-	1	273	1	264	1	302
Commercial	-	-	2	150 -	-	-	1	69	-	-	1	70
Consumer	-	-	-	-	-	-	-	-	-	-	-	-

Total	-	$-	37	$17,702	6	$1,425	80	$37,090	11	$4,756	77	$44,748

Delinquent loans to total gross loans, including loans held for sale		-		6.89%		0.50%		13.13%		1.35%		12.66%

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2013 decreased to $19.8 million, or 5.95% of total assets, from $45.3 million, or 12.11% of total assets, at December 31, 2012.

Non-accrual loans decreased $19.4 million to $17.7 million at December 31, 2013, from $37.1 million at December 31, 2012. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs"), that do not qualify for accrual status. The $19.4 million decrease in non-accrual loans was primarily due to the sale of $15.5 million of non-accrual loans, the payoff of $2.1 million of non-accrual loans and the transfer of $2.6 million of such loans to REO.

REO decreased $6.1 million to $2.1 million at December 31, 2013, from $8.2 million at December 31, 2012. During 2013, six church loans totaling $2.6 million were foreclosed and the properties securing the loans became REO. As part of our efforts to reduce non-performing assets, fourteen REO properties were sold during 2013 for net proceeds of $8.6 million and a net gain of $112 thousand.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One-to-four units	$1,441	$8,145	$7,974	$6,227	$4,756
Five or more units	2,985	4,268	5,946	2,250	1,644
Commercial real estate	1,391	7,090	5,787	10,321	6,061
Church	11,735	17,245	24,669	18,281	12,942
Construction	-	273	302	320	-
Commercial	150	69	70	3,768	7,269
Consumer	-	-	-	2,265	2,249

Total non-accrual loans	17,702	37,090	44,748	43,432	34,921
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	2,084	8,163	6,699	3,036	2,072

Total non-performing assets	$19,786	$45,253	$51,447	$46,468	$36,993

Non-accrual loans as a percentage of gross loans, including loans held for sale	6.89%	13.13%	12.66%	10.02%	7.35%
Non-performing assets as a percentage of total assets	5.95%	12.11%	12.43%	9.60%	7.10%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2013 or 2012. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2013.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments), unless the timing of collections is reasonably estimable and collection is probable. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest received on such loans is accounted for on the cash-basis or cost recovery method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Non-accrual loans modified in a troubled debt restructuring remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $11.5 million at December 31, 2013 and $22.8 million at December 31, 2012. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore been returned to accruing status. Restructured accruing loans totaled $15.8 million at December 31, 2013 and $18.3 million at December 31, 2012.

During 2013, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $1.9 million. Actual interest recognized on non-accrual loans and included in net income for the year 2013 was $222 thousand.

We update our estimates of collateral value on loans when they become 90 days past due and to the extent the loans remain delinquent, every nine months thereafter. We obtain updated estimates of collateral value earlier than at 90 days past due for loans to borrowers who have filed for bankruptcy or for certain other loans when our Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. Our policy is to make a charge against our allowance for loan losses, and correspondingly reduce the book value of a loan, to the extend that the collateral value of the property securing a loan is less than our recorded investment in the loan. See "Allowance for Loan Losses" for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses at the time of foreclosure. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. At December 31, 2013, we had $2.1 million in REO, which consisted of one commercial real estate property and four church buildings. We had $8.2 million in REO at December 31, 2012.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as "Special Mention," and problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Special Mention" if the loan is current but there are some potential weaknesses that deserve management's close attention. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention."

Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly. The following table provides information regarding our criticized and classified assets at the dates indicated.

	December 31, 2013		December 31, 2012
	Number	Principal balance	Number	Principal balance
	(Dollars in thousands)
Special Mention	37	$25,455	45	$31,769
Substandard	57	33,135	123	62,087
Doubtful	-	-	1	57

Total	94	$58,590	169	$93,913

Classified assets decreased $29.0 million to $33.1 million at December 31, 2013, from $62.1 million at December 31, 2012, primarily due to $16.5 million of loan sales, $8.5 million of REO sales and $2.1 million of payoffs.

Allowance for Loan Losses

In originating loans, we recognize that losses will be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan losses ("ALLL") in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Our ALLL represents our management's best estimate of the probable incurred credit losses in our loan portfolio as of the date of the consolidated financial statements. It is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable, but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management's estimates.

Our Internal Asset Review Department issues reports to the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, and concentration of credit risk. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Board of Directors which ultimately reviews management's recommendation and, if deemed appropriate, then approves such recommendation.

The ALLL is increased by provisions for loan losses which are charged to earnings and is decreased by the amount of charge-offs, net of recoveries. Provisions are recorded to increase the ALLL to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience, conditions in the real estate and housing markets, current economic conditions and trends, particularly levels of unemployment, and changes in the size of the loan portfolio.

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings ("TDR") and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment. For other loans that show some signs of weakness, we measure impairment on a loan-by-loan basis. If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For troubled debt restructurings that subsequently default, the Company determines the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2013, impaired loans totaled $33.5 million and had an aggregate specific allowance allocation of $2.2 million.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one-to-four family, multi-family, commercial real estate, construction, commercial and industrial and consumer) and loan classification (pass, special mention, substandard and doubtful). We assign estimated loss factors to the loan classification categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In addition to loss experience and environmental factors, we use qualitative analyses to determine the adequacy of our ALLL. This analysis includes ratio analysis to evaluate the overall measurement of the ALLL and comparison of peer group reserve percentages. The qualitative review is used to reassess the overall determination of the ALLL and to ensure that directional changes in the ALLL and the provision for loan losses are supported by relevant internal and external data.

During 2012, we refined our historical loss rate calculation with the use of a migration to loss analysis, and re-assessed the application of the qualitative factors noted above for purposes of allocating the ALLL by loan category. As a result of our updated loss analyses, we modified certain general reserve rate percentages at December 31, 2012 to reflect our current estimates of the amount of probable incurred losses in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $10.1 million, or 3.95% of loans held for investment was appropriate at December 31, 2013, compared to $11.9 million, or 4.51% of loans held for investment at December 31, 2012. The provision for loan losses related to loans held for investment totaled $414 thousand for the year ended December 31, 2013.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2013. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table sets forth our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
One-to-four units	$1,930	18.09%	$2,060	21.94%	$4,855	22.57%	$4,579	20.56%	$4,292	20.03%
Five or more units	1,726	44.09%	2,122	31.68%	2,972	31.83%	2,469	31.92%	1,650	32.28%
Commercial real estate	1,473	10.39%	2,685	15.63%	3,108	15.97%	3,493	18.08%	1,877	18.16%
Church	4,949	26.45%	4,818	28.98%	5,742	26.22%	6,909	24.25%	9,257	22.29%
Construction	7	0.17%	8	0.28%	249	1.11%	74	1.35%	87	1.22%
Commercial	55	0.80%	167	1.48%	247	2.03%	1,300	3.02%	2,018	5.11%
Consumer	6	0.01%	9	0.01%	126	0.27%	1,634	0.82%	1,279	0.91%

Total allowance for loan losses	$10,146	100.00%	$11,869	100.00%	$17,299	100.00%	$20,458	100.00%	$20,460	100.00%

The lower levels of allowance in 2013 and 2012 compared to 2011, 2010 and 2009 reflect a decrease in the size of our loan portfolio, lower levels of non-performing loans, and an improvement in the credit quality of our loan portfolio.

The following table sets forth the activity in our ALLL related to our loans held for investment for the years indicated.

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance balance at beginning of year	$11,869	$17,299	$20,458	$20,460	$3,559
Charge-offs:
One-to-four units	(220)	(5,138)	(896)	(1,999)	(1,631)
Five or more units	(661)	(104)	(438)	(21)	(200)
Commercial real estate	(1,180)	(544)	(4,544)	(210)	-
Church	(770)	(1,354)	(3,787)	-	(667)
Commercial	-	-	(3,916)	(1,738)	(156)
Consumer	-	-	(1,843)	(504)	(74)

Total charge-offs	(2,831)	(7,140)	(15,424)	(4,472)	(2,728)

Recoveries:
One-to-four units	300	25	-	-	-
Five or more units	-	1	2	-	-
Commercial real estate	116	60	15	-	-
Church	25	15	4	-	-
Commercial	253	412	67	-	-
Consumer	-	7	24	5	-

Total recoveries	694	520	112	5	-

Provision charged to earnings	414	1,190	12,153	4,465	19,629

Allowance balance at end of year	$10,146	$11,869	$17,299	$20,458	$20,460

Net charge-offs (recoveries) to average loans, excluding loans held for sale	0.82%	2.04%	3.85%	0.97%	0.64%
ALLL as a percentage of gross loans, excluding loans held for sale	3.95%	4.51%	5.09%	5.08%	4.52%
ALLL as a percentage of total non-accrual loans	57.32%	32.00%	38.66%	47.10%	58.59%
ALLL as a percentage of total non-performing assets	51.28%	26.23%	33.62%	44.03%	55.31%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2013, our securities portfolio consisted of residential mortgage-backed securities and totaled $9.4 million, or 3% of total assets.

We classify investments as held-to-maturity or available-for-sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value. We currently have no securities classified as held-to-maturity securities or trading securities.

There were no sales of securities during 2013. During 2012, we sold $1.0 million of U.S. federal agency bonds and recognized a gain of $50 thousand.

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2013. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2013
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$-	-%	$-	-%	$3,152	3.35%	$6,245	2.66%	$9,397	2.89%

Total	$-	-%	$-	-%	$3,152	3.35%	$6,245	2.66%	$9,397	2.89%

At December 31, 2013, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.5 years.

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

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, non-interest bearing checking accounts, NOW and other demand accounts, money market accounts, and fixed-term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. We seek to maintain and increase our retail "core" deposit relationships, consisting of customers with passbook accounts, checking accounts, non-interest bearing demand accounts and money market accounts, which we believe tend to be more stable and available at a lower cost than other, longer term types of deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We also open deposit accounts for customers in the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $13.4 million and $37.1 million, respectively, at December 31, 2013 compared to $14.5 million and $68.9 million, respectively, at December 31, 2012. During 2011 and prior, we generated term certificates through the use of brokers and Internet-based network deposits. We also participated in a deposit program called Certificate of Deposit Account Registry Service ("CDARS"), which is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The Bank no longer accepts CDARS deposits. At December 31, 2013, we had $1.5 million in brokered deposits, none of which were obtained through CDARS. This compared to $2.9 million in brokered deposits at December 31, 2012, of which $100 thousand were obtained through CDARS.

Under the Order issued to the Bank in September of 2010, we can no longer accept brokered deposits. Under applicable regulations, the term "brokered deposits" includes both deposits acquired through third party brokers and deposits that an institution solicits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the institution's normal market area.

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2013.

	December 31, 2013
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$11,732	1.52%
Three to six months	20,307	1.33%
Six to twelve months	13,997	1.34%
Over twelve months	45,940	1.45%

Total	$91,976	1.42%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2013			2012			2011
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$16,585	7.12%	0.39%	$18,980	6.90%	0.43%	$24,063	7.52%	0.41%
Passbook deposits	37,376	16.05%	0.32%	36,530	13.28%	0.32%	38,177	11.93%	0.34%
NOW and other demand deposits	33,600	14.42%	0.08%	37,814	13.74%	0.07%	42,210	13.19%	0.09%
Certificates of deposit	145,366	62.41%	1.40%	181,849	66.08%	1.66%	215,611	67.36%	1.96%

Total	$232,927	100.00%	0.96%	$275,173	100.00%	1.18%	$320,061	100.00%	1.40%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2013, we had $79.5 million in FHLB advances and had the ability to borrow up to an additional $20.5 million based on available and pledged collateral.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2013	2012	2011
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$79,544	$82,694	$86,967
Maximum amount outstanding at any month-end during the year	$87,500	$83,000	$87,000
Balance outstanding at end of year	$79,500	$79,500	$83,000
Weighted average interest rate at end of year	1.53%	2.31%	3.09%
Average cost of advances during the year	2.60%	2.95%	3.10%

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. The Debentures matured on March 17, 2014 and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.78% at December 31, 2013. The Company stopped paying interest on the Debentures in September 2010 and the accrued interest on the Debentures was $656 thousand as of December 31, 2013. As disclosed below in "Regulation – Consent Order" and in Note 2 "Restructuring of the Company's Capital Structure and Regulatory Matters" of the Notes to Consolidated Financial Statements, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below. Subsequent to the end of 2013, the Company submitted to the trustee for the trust which holds the Debentures a proposal to extend the maturity of the Debentures to March 17, 2024 in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption. This proposal is conditioned upon several matters, including regulatory approval, approval by the holder of the Company's senior debt, raising additional equity capital that will be used in part to make the proposed payments of accrued interest and principal and preparation of a suitable supplemental indenture providing for the modifications to the terms of the Debentures and other applicable documentation. On February 28, 2014, the Company was informed by the trustee for the trust which holds the Debentures that the Company's proposal was acceptable to the requisite percentage of the holders of the trust's senior securities, subject to satisfaction of the conditions to the proposal. As a result, the Company is proceeding with plans to raise additional capital to fund the proposal, prepare documentation for a supplemental indenture to reflect the proposal and seek regulatory and other required approvals. There is no assurance that the Company will be successful in raising the necessary additional capital, obtaining regulatory and other approvals and satisfying the other conditions to completion of the proposal.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Pursuant to a directive from the FRB and subsequently the Order applicable to the Company discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company had not been permitted to make principal or interest payments on this senior debt since June 2010. The line of credit matured at the end of July 2010, but was not repaid and remains in default. The Company restructured the $5.0 million senior line of credit as part of the Company's Recapitalization that closed on August 22, 2013. Pursuant to that restructuring, the Company exchanged $2.6 million of Series F Common Stock Equivalents and Series G Non-Voting Preferred Stock for $2.6 million principal amount of the line of credit and the lender forgave all of the $1.8 million of accrued interest on the entire amount of the line of credit as of the closing of the Recapitalization. Additionally, the remaining senior loan was modified to extend the final maturity to

February 2019 and eliminate the default rate of interest. Under the modified terms, the Company is required to make quarterly payments of interest only for 18 months and then monthly equal payments of principal and accrued interest thereon over the ensuing 48 months. Despite the restructuring, the Company must obtain approval from the FRB before making principal or interest payments on the remaining $2.4 million principal amount of the modified senior loan. The Company made the interest payments due in November 2013 and February 2014. See Note 11 "Junior Subordinated Debentures and Senior Debt" of the Notes to Consolidated Financial Statements for more information regarding the Debentures and the senior loan.

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

Personnel

At December 31, 2013, we had 68 employees, which consisted of 65 full-time and 3 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. We, as a savings and loan holding company, are regulated, examined and supervised by the FRB. The Bank is subject to regulation and examination by the OCC with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, including with respect to capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

Broadway Federal is a member of the FHLB System. The Bank is also subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

Changes in the applicable laws or regulations of the OCC, the FDIC, the FRB or other regulatory authorities could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company's debt and equity securities. The Company and its stock are also subject to rules and regulations issued by The NASDAQ Stock Market, LLC ("NASDAQ"), the principal exchange on which the Company's common stock is traded. Changes in the rules and regulations published by NASDAQ, or failure of the Company to conform to NASDAQ's rules and regulations, could have an adverse impact on the Company and the value of the Company's equity securities.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Regulatory Orders

As a result of significant deficiencies in the Company's and the Bank's operations noted in a regulatory examination in early 2010, the Company and the Bank were declared to be in "troubled condition" and agreed to the issuance of the Orders by the OCC's regulatory predecessor effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank's loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank's business, as well as the Company's management of its business and the oversight of the Company's business by the Board of Directors.

Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, the Bank is required to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. The Bank is in compliance with these ratios as of December 31, 2013.

Additionally, the Consent Order issued by the OCC imposes certain other requirements on the Bank. These requirements include the following, among others:

•
The Bank must create a Compliance Committee consisting of at least three independent Directors to monitor compliance with the Consent Order, among other matters.

•
The Board of the Bank must prepare and submit a Strategic Plan and a Capital Plan that are consistent with the Strategic Plan. The Capital Plan requirement includes requirements regarding targeted capital ratios and prior approval requirements for the payment of dividends.

•
The Bank must implement an enhanced set of business operational and corporate governance processes, as well as create a commercial real estate concentration risk management program and a written program to reduce the level of assets considered doubtful, substandard or special mention. This latter program requirement includes requirements to monitor the levels of such assets on an ongoing basis and to prepare and implement corrective actions as deemed necessary.

•
The Bank must also implement an independent ongoing loan review system and adopt new policies with respect to maintaining an adequate ALLL.

The Bank submitted a Strategic Plan and Capital Plan to the OCC in January 2014, and has created a Compliance Committee and implemented other operating changes to conform to the provisions of the Consent Order. Management submitted updated policies and procedures to the OCC in November of 2013 with respect to determining and maintaining an appropriate level of ALLL.

The Consent Order does not include certain restrictions on the Bank that had been imposed by the Order, such as the specific limitation on the Bank's ability to increase its assets during any quarter or certain limitations on employment agreements and compensation arrangements. Management believes that the Order issued to the Company, which has been administered by the FRB since July 2012, remains in effect. This Order imposes limitations and restrictions on several aspects of our business, including the following:

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

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, the OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations. The FRB acquired the OTS' authority over all savings and loan holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies. These requirements must be no less than those to which federally insured depository institutions have been previously subject. As a result, by July 2015, we will become subject to consolidated capital requirements to which we have not been previously subject to.

The Dodd-Frank Act also includes provisions changing the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, and making permanent the $250,000 limit for federal deposit insurance that had initially been established on a temporary basis in reaction to the economic downturn in 2008.

The Dodd-Frank Act also provided for the creation of the Bureau of Consumer Financial Protection ("CFPB"). The CFPB has authority to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The

CFPB's supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets.

The Dodd-Frank Act also includes other provisions, subject to further rulemaking by the federal bank regulatory agencies, which may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

The current OCC capital regulations require federally chartered savings associations to meet three minimum capital ratios: (1) tangible capital must equal at least 1.5% of total adjusted assets; (2) "core capital" must generally equal at least 4.0% of total adjusted assets (this ratio is referred to as the "leverage ratio"); and (3) risk-based capital must equal at least 8.0% of total risk-based assets. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors, but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions to the extent it considers necessary.

The core capital requirement generally requires a savings institution to maintain a ratio of core capital to adjusted total assets of not less than 4% (3% for certain highly evaluated institutions not experiencing or anticipating significant growth). "Core capital" includes common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance GAAP, with certain exceptions. Intangible assets must be deducted from core capital, with certain exceptions and limitations for mortgage servicing rights and certain other intangibles, which may be included on a limited basis.

A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus mortgage servicing rights, subject to certain limitations.

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OCC capital regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2013 and 2012, the general valuation allowance included in our supplementary capital was $2.8 million and $3.2 million, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

At December 31, 2013, Broadway Federal exceeded each of these capital requirements as shown in the following table:

	As of December 31,
	2013			2012
	Tangible Capital	Tier 1 (Core) Capital	Total Risk-Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk-Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$34,047	$34,047	$34,047	$32,950	$32,950	$32,950
Additional supplementary capital:
General valuation allowance	-	-	2,810	-	-	3,247
Disallowed mortgage servicing rights assets	(12)	(12)	(12)	(14)	(14)	(14)
Disallowed deferred tax assets	-	-	-	-	-	-

Regulatory capital balances	34,035	34,035	36,845	32,936	32,936	36,183
Minimum requirement	4,986	13,295	17,394	5,603	14,940	20,090

Excess over minimum requirement	$29,049	$20,740	$19,451	$27,333	$17,996	$16,093

(1)
Excluding accumulated other comprehensive income, net of taxes.

The current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, an international committee of central banks and bank supervisors and regulators. In December 2010, the Basel Committee published an agreement among its member country bank regulatory authorities to establish a new set of capital and other standards for major banking institutions, commonly referred to as Basel III. The United States federal banking authorities issued final regulations in July 2013 that are based on the Basel III standards, but with significant modifications, and also implement changes in capital requirements mandated by the Dodd-Frank Act. These new capital regulations generally apply to most federally insured savings associations and their holding companies. Under the new regulations, the current United States capital standards have been revised to require compliance by January 1, 2015 with four minimum capital ratios: (1) Common Equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a Tier 1 capital to risk-weighted assets of 6.0%, (3) a total capital to risk-weighted assets of 8.0% and (4) a "leverage ratio" of Tier 1 capital (with certain deductions) to average consolidated assets of 4.0%. For this purpose, Common Equity Tier 1 capital will consist of common stock and related surplus minus regulatory adjustments relating to goodwill and certain other intangible assets, deferred tax assets and other items. Total Tier 1 capital will include non-cumulative perpetual preferred stock. In addition to these minimum required ratios, a "capital conservation buffer" requirement of Common Equity Tier 1 capital equal to 2.5% above the foregoing minimum Common Equity Tier 1, Tier 1 Capital and Total Capital ratios will be phased in over the period from 2016 through 2019, beginning with a buffer requirement of 0.625% in 2016, These capital buffers will not be mandatory capital requirements, but failure to maintain them will result in limitations on a banking organization's ability to declare dividends and pay bonuses to persons serving in specified senior management positions, which limitations will increase in increments to a complete prohibition on such payments to the extent of the banking organization's capital buffer shortfall.

Prompt Corrective Action

Federal banking laws requires the relevant federal banking regulator, which is the OCC in the case of the Bank, to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Generally, a capital restoration plan must be filed with the OCC within 45 days after the date an association receives notice that it is "undercapitalized," "significantly undercapitalized"

or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OCC regulations, generally, an institution is treated as well capitalized if its Total Risk-based capital ratio is 10% or greater, its Tier 1 Risk-based capital ratio is 6% or greater and its Leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. The United States banking agencies' new capital regulations described above also change the capital standards set forth in these capital category definitions to refer to the new capital ratios requirements and generally increase the levels of capital required to be considered "well capitalized" under those regulations. Effective January 1, 2015, the minimum capital ratios required to be considered ``well capitalized" will be: (1) total capital to risk-weighted assets of 10%, (2) Tier 1 capital to risk-weighted assets of 8%, (3) Common Equity Tier 1 capital to risk-weighted assets of 6.5% and (4) a leverage ratio (Tier 1 capital to average assets) of 5%.

The Bank was in compliance with all capital requirements in effect at December 31, 2013, and met the generally applicable capital ratio standards necessary to be considered "well-capitalized" under the current prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be "in troubled condition" by the OTS and they consented to the issuance to them of the Orders by the OTS effective September 9, 2010. On October 30, 2013, the Bank entered into a Consent Order with the OCC that superseded the cease and desist order applicable to the Bank. The Consent Order raised the Bank's minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets. The Bank met the minimum capital requirements under the Consent Order at December 31, 2013 and under the prior Order at December 31, 2012. Actual required capital amounts and ratios at December 31, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the Consent Order and the former cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Tier 1(Core) Capital to risk weighted assets	$34,035	15.65%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratios
	(Dollars in thousands)
December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$30,135	12.00%

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC's Deposit Insurance Fund ("DIF"). The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC's overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. The financial crisis that began in 2008 resulted in substantially higher levels of bank failures than had occurred in the immediately preceding years. These failures dramatically increased the resolution costs of the FDIC and substantially reduced the available amount of the DIF.

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

On February 7, 2011, as mandated by the Dodd-Frank Act, the FDIC approved a final rule that redefines the deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels.

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors.

Guidance on Commercial Real Estate Lending

In October 2009, the federal banking agencies adopted a policy statement supporting workouts of commercial real estate ("CRE") loans, which is referred to as the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions' risk-management practices for loan workout activities.

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $6.6 million for Broadway Federal at December 31, 2013, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2013, our largest aggregate amount of loans to one borrower totaled $4.4 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act

The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of a savings institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OCC assigns ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank's "outstanding" rating was reaffirmed in its most recent CRA examination.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its portfolio assets (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in required conversion of the institution to a bank charter, which would change the savings association's permitted business activities in various respects, or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2013, the Bank was in compliance with the QTL test requirements.

The USA Patriot Act, Bank Secrecy Act ("BSA"), and Anti-Money Laundering ("AML") Requirements

The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. Financial institutions must have a number of programs in place to comply with this law, including: (i) a program to manage BSA/AML risk; (ii) a customer identification program designed to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) a program for monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Failure to comply with these requirements may result in regulatory action, including the issuance of cease and desist orders, impositions of civil money penalties and adverse changes in an institution's regulatory ratings, which could adversely affect its ability to obtain regulatory approvals for business combinations or other desired business objectives.

Privacy Protection

Broadway Federal is subject to OCC regulations implementing the privacy protection provisions of federal law. These regulations require Broadway Federal to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Broadway Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Broadway Federal is required to provide its customers with the ability to "opt-out" of having Broadway Federal share their nonpublic personal information with unaffiliated third parties.

Broadway Federal is also subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit an OCC-regulated savings association from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OCC regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and payments of cash to stockholders in mergers.

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

An application to the OCC for approval to pay a dividend is required if: (a) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution's year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OCC regulations to "expedited treatment" (which is generally available to institutions the OCC regards as well run and adequately capitalized); (c) the institution would not be at least "adequately capitalized" following the proposed capital distribution; or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OCC.

As previously noted, the Order issued by the OTS, which is now administered by the FRB with respect to the Company, prohibits the Company from declaring or paying any dividends or making any other capital distributions without the prior written approval of the FRB. The Bank's ability to pay dividends to the Company is also subject to restrictions imposed by the Consent Order and the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Notes 2 and 15 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank's tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies.

California Taxes

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is 10.84%.

ITEM 2.    PROPERTIES

We conduct our business through three branch offices and a corporate office. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 5055 Wilshire Boulevard, Suite 500, Los Angeles. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all of the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2013
				(In thousands)
Administrative/Loan Origination Center:
5055 Wilshire Blvd, Suite 500	Leased	2013	April 2021	$84
Los Angeles, CA
Branch Offices:
5055 Wilshire Blvd, Suite 100	Leased	2013	April 2021	$15
Los Angeles, CA
170 N. Market Street	Owned	1996	-	$571
Inglewood, CA
(Branch Office/Loan Service Center)
4001 South Figueroa Street	Owned	1996	-	$1,709
Los Angeles, CA

ITEM 3.    LEGAL PROCEEDINGS

OTS Investigation

In 2010, the OTS notified us that it had initiated a formal investigation of the activities of a former loan officer of the Bank whose employment was terminated in March 2010. In connection with the investigation, the OTS issued subpoenas to the former chief lending officer and former chief executive officer requesting documents relating to this former loan officer and loans he originated while employed by the Bank. The subpoenas also contemplate taking oral testimony from the former officers. While the OTS did not inform us of the scope of its investigation, we believe the investigation includes, but may not be limited to, inquiry into whether documentation submitted in connection with loan applications for loans originated by the loan officer contained inaccurate or deliberately falsified information and whether the loan officer received unauthorized direct or indirect benefits from payments made by the borrowers on such loans to loan brokers or other persons associated with the lending process. All of the loans originated by the former loan officer have been reviewed by us and by the independent loan review firm we engaged to perform a general review of our loan portfolio pursuant to the Orders issued to us by the OTS. We have taken the results of these loan reviews into account, along with all other relevant information known to us, in determining the amounts of our loan loss provisions and the level of our ALLL as of December 31, 2013.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol "BYFC." The table below shows the high and low sale prices for our common stock during the periods indicated.

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.49	$0.95	$1.50	$1.31
Low	$0.66	$0.68	$0.52	$0.83

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.73	$1.50	$3.20	$2.56
Low	$1.24	$1.25	$0.91	$0.63

The closing sale price for our common stock on the Nasdaq Capital Market on March 11, 2014 was $1.08 per share. As of March 11, 2014, we had 379 stockholders of record and 19,526,482 shares of common stock outstanding. At that date, we also had 698,200 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. We suspended our prior policy of paying regular cash dividends in May 2010 in order to retain capital for reinvestment in the Company's business. In addition, pursuant to the Order issued to the Company in September 2010, the Company may not declare or pay dividends or make other capital distributions, which term includes repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the FRB.

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 "Business – Regulation" and Notes 2 and 15 of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Broadway Federal's ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	93,750	$4.94	1,906,250
Equity compensation plans not approved by security holders:
None	-	-	-

Total	93,750	$4.94	1,906,250

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Overview

During the third quarter of 2013, we completed a recapitalization of the Company's balance sheet that included: a private placement of new common stock; exchanges of common equity capital for preferred stock, associated accumulated dividends, and senior debt; and a modification of the terms of the remaining senior debt. Collectively, these transactions have strengthened the balance sheets of the Company and the Bank, significantly simplified the capital structure of the Company, reduced the Company's annual requirements for servicing debt and preferred stock by $1.2 million, eliminated all cumulative dividends on preferred stock and improved the capital and liquidity of both the Company and the Bank. See "Capital Resources" for more information on these transactions and their effects.

During 2013, we continued to take aggressive actions to reduce our classified assets, including loan sales, foreclosures on properties securing defaulted loans, and sales of REO. Also, during the latter part of 2013, we began to pursue prudent growth in our loan portfolio to increase interest income. Our focus on loan growth is targeted on selective niches within the multi-family and investor-owned single family residential loan markets, which are markets that our current senior management has successfully served at other institutions in the past and which are consistent with the Company's focus on low-to-moderate income communities in Southern California.

Total assets decreased by $41.2 million during 2013, primarily due to a $25.6 million decrease in our loan portfolio as we focused on divesting problem assets. The decrease in our loan portfolio, including loans held for sale, consisted of a decrease of $19.2 million in our one-to-four family residential real estate loan portfolio, a decrease of $15.8 million in our commercial real estate loan portfolio, a decrease of $12.6 million in our church loan portfolio, a decrease of $311 thousand in our construction loan portfolio and a decrease of $1.8 million in our commercial loan portfolio. These decreases were partially offset by an increase of $24.1 million in our multi-family residential real estate loan portfolio.

Corresponding to the decrease in assets during 2013, we decreased our total deposits by $42.7 million, primarily by decreasing certificates of deposit ("CDs"), in particular CDs with higher interest costs that were obtained through deposit listing services, and 36-month CDs. FHLB borrowings remained the same during 2013 while senior debt, including the deferred gain resulting from interest forgiveness on our senior loan, decreased by $2.1 million because of the debt exchange that was part of the Recapitalization.

We recorded a net loss of $301 thousand for the year ended December 31, 2013, compared to net income of $588 thousand for the year ended December 31, 2012. Results during 2012 included a gain of $2.5 million from the sale of our former headquarters building during the second quarter of 2012, whereas results for 2013 included a gain of $1.2 million from the forgiveness of interest that was part of the Recapitalization completed during the third quarter of 2013. During 2013 we generated lower net interest income before provision for loan losses compared to 2012 as the average balance of our loan portfolio decreased by $65.3 million. The decrease in net interest income was partially offset by decreases in the provision for loan losses and non-interest expense.

Regulatory Matters

During the first nine months of 2013, the Orders issued to us effective September 9, 2010 limited the increase in the Bank's total assets during any quarter to an amount equal to the net interest credited on deposit liabilities during the prior quarter without the prior written notice to and receipt of notice of non-objection from the OCC. This specific growth restriction was eliminated on October 30, 2013 when the Bank entered into a Consent Order with the OCC, which superseded the Order that was applicable to the Bank. The Bank is subject to the requirements of the new Consent Order, which includes requirements that the Bank develop a Strategic Plan and a Capital Plan and that the Bank not begin to implement those plans, or any diversions from those plans, until it has submitted the plans, or any proposed diversions, to the OCC for a written statement that the OCC has no supervisory objection thereto. The Bank submitted a Strategic Plan and a Capital Plan to the OCC in late January 2014.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Our results of operations are also affected by our provision for losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans, REO and securities, non-interest expenses and income taxes.

Net Income (Loss)

For the year ended December 31, 2013, we recorded a net loss of $301 thousand and a loss allocable to common stockholders of $1.1 million, or $0.13 loss per diluted common share. For the year ended December 31, 2012, we recorded net income of $588 thousand and a loss allocable to common stockholders of $693 thousand, or $0.38 loss per diluted common share.

The change from net income for the year 2012 to a net loss for the year 2013 was primarily due to a gain of $2.5 million on the sale of our former headquarters building in the second quarter of 2012, which was partially offset by a gain of $1.2 million on our senior debt restructuring in the third quarter of 2013. In addition, the decrease during 2013 was attributable to lower net interest income before provision for loan losses, which was partially offset by a lower provision for loan losses and lower non-interest expenses for the year ended December 31, 2013 as compared to 2012. Also, earnings per share were significantly impacted during 2013 because we issued a combined total of 18.2 million shares of common stock, representing over 90% of our total shares of common stock then outstanding, in connection with the Recapitalization that closed on August 22, 2013.

Net Interest Income

For the year ended December 31, 2013, net interest income before provision for loan losses totaled $11.1 million, down $2.4 million, or 18%, from $13.5 million of net interest income before provision for loan losses for the same period a year ago. The decrease of $2.4 million in net interest income primarily resulted from a decrease of $53.2 million in average interest-earning assets and a decrease of 15 basis points in net interest margin.

Interest income decreased $3.9 million, or 20%, to $16.0 million for the year 2013 from $19.9 million for the year 2012. The decrease in interest income was primarily due to a decrease of $53.2 million in average interest-earning assets, primarily reflecting a decrease of $65.3 million in the average balance of loans receivable, and a decrease of $4.7 million in the average balance of securities, offset by an increase of $18.7 million in the average balance of federal funds sold. The decrease of $65.3 million in average loans receivable from $325.0 million for the year 2012 to $259.7 million for the year 2013 resulted in a reduction of $3.9 million in interest income. The average yield on loans decreased from 5.93% for the year 2012 to 5.90% for the year 2013 primarily due to payoffs of loans which carried a higher average yield than the average yield of loans receivable and lower yields on loan originations as a result of the low interest rate environment. The average yield on total interest-earning assets decreased from 5.13% for the year 2012 to 4.77% for the year 2013, as our loan yield decreased and a higher percentage of our total interest-earning assets were invested in lower yielding federal funds sold. The reduction in the average size of the loan portfolio during 2013 reflected the Company's strategy to improve the quality of its assets, in part through asset sales and loan payoffs of certain categories of loans, such as loans secured by church properties. During 2013, we sold $15.5 million of non-accrual loans and $4.6 million of non-accrual loans were paid off or returned to accrual status. Also, in the second half of 2013, we began to refocus on originating loans, primarily loans secured by multi-family properties, and rebuilding our loan portfolio to improve the yield on interest-earning assets and grow total interest income. The combination of the improvement in the quality of our loan portfolio and refocus on loan originations allowed us to increase the average yield on our loans and our interest rate margin during the fourth quarter of 2013. During the fourth quarter, the average yield on our loans increased to 5.99% from 5.75% in the fourth quarter of 2012 and our interest rate margin increased to 3.73% from 3.29% during the same period. We intend to finance loan growth in the near term by using excess federal funds sold.

Interest expense decreased $1.5 million, or 24%, to $4.9 million for the year 2013 from $6.4 million for the year 2012. The decrease in interest expense was primarily attributable to a decrease of $42.3 million in the average balance of deposits from $275.2 million for the year 2012 to $232.9 million for the year 2013, which resulted in a reduction of $562 thousand in interest expense. Additionally, the average cost of deposits decreased 22 basis points from 1.18% for the year 2012 to 0.96% for the year 2013, which resulted in a reduction of $445 thousand in interest expense. The decreases in the average balance and average cost of deposits reflect the maturities of certificates of deposit bearing higher rates. Also contributing to the decrease in interest expense during 2013 was a lower average balance and average cost of FHLB advances. The average balance of FHLB advances decreased $3.2 million, from $82.7 million for the year 2012 to $79.5 million for the year 2013, which resulted in a decrease of $90 thousand in interest expense. The average cost of FHLB advances decreased 35 basis points, from 2.95% for the year 2012 to 2.60% for the year 2013, which resulted in a decrease of $280 thousand in interest expense. The decrease in the average cost of FHLB advances was primarily due to the refinancing of $20.0 million of higher costing FHLB advances in the second and fourth quarters of 2012 and another $28 million in the second quarter of 2013.

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

	For the year ended December 31,
	2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$4,832	$21	0.43%	$6,559	$22	0.34%
Federal Funds sold and other short-term investments	55,375	120	0.22%	36,723	38	0.10%
Investment securities	-	-	-	481	24	4.99%
Residential mortgage-backed securities	10,707	306	2.86%	14,946	467	3.12%
Loans receivable (1)	259,747	15,331	5.90%	325,029	19,279	5.93%
FHLB stock	3,822	188	4.92%	3,939	61	1.55%

Total interest-earning assets	334,483	$15,966	4.77%	387,677	$19,891	5.13%

Non-interest-earning assets	15,330			6,738

Total assets	$349,813			$394,415

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$16,585	$64	0.39%	$18,980	$82	0.43%
Passbook deposits	37,376	120	0.32%	36,530	118	0.32%
NOW and other demand deposits	33,600	27	0.08%	37,814	27	0.07%
Certificate accounts	145,366	2,028	1.40%	181,849	3,019	1.66%

Total deposits	232,927	2,239	0.96%	275,173	3,246	1.18%
FHLB advances	79,544	2,067	2.60%	82,694	2,437	2.95%
Junior subordinated debentures (2)	6,000	203	3.38%	6,000	183	3.05%
Senior debt (3)	4,127	355	8.60%	5,000	560	11.20%

Total interest-bearing liabilities	322,598	$4,864	1.51%	368,867	$6,426	1.74%

Non-interest-bearing liabilities	6,782			6,776
Stockholders' Equity	20,433			18,772

Total liabilities and stockholders' equity	$349,813			$394,415

Net interest rate spread (4)		$11,102	3.26%		$13,465	3.39%

Net interest rate margin (5)			3.32%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities			103.68%			105.10%
Return on average assets			(0.09%)			0.15%
Return on average equity			(1.47%)			3.13%
Average equity to average assets ratio			5.84%			4.76%
Dividend payout ratio (6)			-			-

(1)
Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans held for sale.
(2)
Includes compounding on past due interest.
(3)
Includes default rate margin that was in effect to August 22, 2013. No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% during the remainder of 2013.
(4)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)
Net interest rate margin represents net interest income as a percentage of average interest-earning assets.
(6)
Percentage is calculated based on dividends paid on common stocks divided by net income (loss) less dividends and accretion on preferred stocks.

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

	Year ended December 31, 2013 Compared to Year ended December 31, 2012			Year ended December 31, 2012 Compared to Year ended December 31, 2011
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(7)	$6	$(1)	$1	$7	$8
Federal funds sold and other short term investments	26	56	82	18	6	24
Investment securities, net	(24)	-	(24)	(26)	-	(26)
Mortgage backed securities, net	(124)	(37)	(161)	(141)	(42)	(183)
Loans receivable, net	(3,854)	(94)	(3,948)	(4,147)	(950)	(5,097)
FHLB stock	(2)	129	127	-	50	50

Total interest-earning assets	(3,985)	60	(3,925)	(4,295)	(929)	(5,224)

Interest-bearing liabilities:
Money market deposits	(10)	(8)	(18)	(22)	6	(16)
Passbook deposits	3	(1)	2	(5)	(6)	(11)
NOW and other demand deposits	(3)	3	-	(4)	(9)	(13)
Certificate accounts	(552)	(439)	(991)	(611)	(596)	(1,207)

Total deposits	(562)	(445)	(1,007)	(642)	(605)	(1,247)
FHLB advances	(90)	(280)	(370)	(129)	(133)	(262)
Junior subordinated debentures	-	20	20	-	12	12
Senior debt	(88)	(117)	(205)	-	(128)	(128)

Total interest-bearing liabilities	(740)	(822)	(1,562)	(771)	(854)	(1,625)

Change in net interest income	$(3,245)	$882	$(2,363)	$(3,524)	$(75)	$(3,599)

Provision and Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management's judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL decreased by $1.8 million from $11.9 million, or 4.51% of our loans receivable held for investment, at December 31, 2012, to $10.1 million, or 3.95% of our loans receivable held for investment, at December 31, 2013. For the year ended 2013, our provision for loan losses totaled $414 thousand and net loan charge-offs totaled $2.1 million, compared to $1.2 million of provision for loan losses and

$6.6 million of net loan charge-offs for the year ended 2012. The decrease in the ALLL and loan loss provision during 2013 primarily reflected the improvement in our asset quality as evident in lower loan delinquencies and lower loan charge-offs in 2013, as well as a decrease of $6.2 million in our gross loan portfolio from one year ago, and lower historical loss reserve factors because periods with higher loan losses are beginning to be replaced with periods with lower loan losses as part of our rolling three-year look back analysis.

The ratio of the ALLL to non-performing loans increased to 57.32% at December 31, 2013 from 32.00% at December 31, 2012, primarily due to the sale of $15.5 million of non-accrual loans and, to a lesser extent, $2.9 million of loan repayments and reinstatements. When reviewing the adequacy of the ALLL as a percentage of non-performing loans, we consider the impact of charge-offs. Also, we update our estimates of collateral values on non-performing loans at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore certain losses inherent in our total non-performing loans have already been recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. As of December 31, 2013, 69.6% of our non-performing loans, or $9.2 million after charge-offs of $10.3 million in prior years, had already been written down to their estimated fair value less estimated selling costs. The remaining 30.4% of our non-performing loans, or $8.5 million, at year-end had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan. Also, in connection with our review of the adequacy of our ALLL, we track the amount and percentage of our non-performing loans that are paying currently, but nonetheless must be classified as non-performing loans for reasons unrelated to payments. As of December 31, 2013, $8.2 million of our total non-performing loans of $17.7 million were current in their payments.

Loan charge-offs during 2013 were $2.8 million, or 1.09% of average loans, compared to $7.1 million, or 2.20% of average loans, during 2012. Of the $2.8 million in charge-offs, $1.5 million of the charge-offs resulted from the bulk sale of certain classified loans secured by multi-family and commercial real estate properties in April 2013 and the sales of certain non-performing church loans during 2013. The loans were reclassified from loans held for investment to loans receivable held for sale at the lower of cost or fair value, less estimated selling costs. The remaining $1.3 million of charge-offs were related to losses on other impaired loans. Charge-offs on commercial real estate loans totaled $1.2 million and represented 42% of charge-offs during 2013. Of the $1.2 million of charge-offs in commercial real estate loans, $697 thousand of the charge-offs resulted from write-downs of loans to fair value upon the transfer of such loans to loans held for sale. Charge-offs on church loans totaled $770 thousand and represented 27% of charge-offs during 2013. Of the $770 thousand of charge-offs in church loans, $193 thousand of the charge-offs resulted from write-downs of loans to fair value upon the transfer of such loans to loans held for sale. Charge-offs on multi-family residential real estate loans totaled $661 thousand and represented 23% of charge-offs during 2013. Of the $661 thousand of charge-offs in multi-family loans, $638 thousand of the charge-offs resulted from write-downs of loans to fair value upon the transfer of such loans to loans held for sale. Charge-offs on one-to-four family residential real estate loans totaled $220 thousand and represented 8% of charge-offs during 2013.

Impaired loans at December 31, 2013 were $33.5 million, compared to $44.4 million at December 31, 2012. Specific reserves for impaired loans were $2.2 million, or 6.53% of the aggregate impaired loan amount at December 31, 2013, compared to $2.7 million, or 6.16%, at December 31, 2012. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.56% at December 31, 2013, compared to 4.18% at December 31, 2012. The decrease in our coverage ratio during 2013 was primarily due to the $29.9 million increase in our multi-family loan portfolio, which has the lowest historical loss reserve factors. Of the $33.5 million impaired loans, $19.6 million had specific reserves recorded as of December 31, 2013. Of the $19.6 million of impaired loans with specific reserves, $3.7 million were collateral dependent loans measured at fair value with a valuation allowance of $321 thousand and $15.9 million were evaluated based on the loans' present value of expected cash flows with a valuation allowance of $1.9 million. On $4.7 million of impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off. The remaining $9.2 million of impaired loans had been written down to fair value after charge-offs of $10.3 million in prior years.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2013, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Non-Interest Income

Non-interest income for the year 2013 decreased $1.0 million from $3.1 million for the year 2012 to $2.1 million for the year 2013. The decrease in non-interest income during 2013 primarily reflected the gain on the sale of our headquarters building in the year 2012, which was partially offset by the gain on the restructuring of senior debt in August 2013. The gain on debt restructuring represents a portion of the accrued interest expense of $1.8 million that was forgiven on the senior debt as part of the Recapitalization. The balance of the interest forgiven, $535 thousand, was added to the amount of the obligation reported on the Company's balance sheet in accordance with Accounting Standards Codification ("ASC") 470-60 – Troubled Debt Restructurings by Debtors, and is being amortized to interest expense over the remaining life of the restructured senior loan. Also contributing to lower non-interest income in 2013 was a reduction of $180 thousand in net gains on sales of REO compared to 2012. The decreases in non-interest income were partially offset by an increase of $363 thousand in net gains on sales of loans, which improved from a net loss of $253 thousand in 2012 to a net gain of $110 thousand in 2013.

Non-Interest Expense

Non-interest expense for the year 2013 decreased $884 thousand from $14.0 million for the year 2012 to $13.1 million for the year 2013. The decrease in non-interest expense during 2013 was primarily due to a decrease of $628 thousand in the provision for losses on REO as fewer loans were added to REO during 2013 and the property values of our REO properties stabilized or depreciated at a slower rate than in 2012. Other significant decreases in non-interest expense include a decrease of $393 thousand in compensation and benefits expense primarily reflecting fewer full-time equivalent employees in 2013, a decrease of $109 thousand in FDIC insurance premium expense primarily reflecting a decrease of $42.7 million in deposits during 2013 and a decrease of $45 thousand in occupancy expense. These decreases in non-interest expense were partially offset by an increase of $237 thousand in the provision for losses on loans held for sale primarily reflecting the fair value write downs on the sale of non-performing loans held for sale and an increase of $169 thousand in professional services expense primarily reflecting higher legal and consulting fees related to the Recapitalization of the Company. During 2013, we charged $135 thousand to professional services expense for legal and consulting fees related to the Recapitalization and other activities associated with executing our capital plan.

Income Taxes

The Company's income tax expense was $4 thousand for the year ended December 31, 2013 compared to $829 thousand for the year ended December 31, 2012. The tax expense for the year 2013 primarily reflected the statutory minimum taxes paid to the state of California. Income tax expense for the year 2012 was primarily related to the gain on the sale of our former headquarters building in the second quarter of 2012. For the year 2012, the Company reported income tax expense equal to an effective tax rate of 58.50%, due to an increase in the valuation allowance related to the projected utilization of the Company's federal and state deferred tax assets. The increase in the valuation allowance against our federal and state deferred tax assets during 2012 was due to the Company's inability to project sufficient future taxable income. As of December 31, 2013 we had net deferred tax assets of $9.7 million that were fully reserved, and federal net operating loss carryforwards of $13.3 million, expiring beginning in 2031 through 2033 and California net operating loss carryforwards of $31.1 million, expiring beginning in 2029 through 2033. See Note 1 "Summary of Significant Accounting Policies" and Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryovers, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholder's treated as 5% or more shareholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% shareholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 related to the recapitalization occurred on August 22, 2013, and has determined that the Company did not undergo an ownership change and any potential limitations imposed under Section 382 do not apply.

Comparison of Financial Condition at December 31, 2013 and 2012

Total Assets

Total assets were $332.5 million at December 31, 2013, which represented a decrease of $41.2 million, or 11%, from December 31, 2012. During 2013, cash and cash equivalents decreased by $6.2 million, securities decreased by $4.0 million, loans held for sale decreased by $19.1 million, net loans held for investment decreased by $3.9 million, REO decreased by $6.1 million and other assets decreased by $1.7 million.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $6.2 million to $256.9 million at December 31, 2013 from $263.1 million at December 31, 2012. The decrease of $6.2 million in our loan portfolio since the end of 2012 consisted of a decrease of $11.3 million in our one-to-four family residential real estate loan portfolio, a decrease of $14.4 million in our commercial real estate loan portfolio, a decrease of $8.3 million in our church loan portfolio, a decrease of $311 thousand in our construction loan portfolio and a decrease of $1.8 million in our commercial loan portfolio. These decreases were partially offset by an increase of $29.9 million in our multi-family residential real estate loan portfolio.

Loan originations, including loan purchases of $10.6 million, totaled $49.1 million for the year ended December 31, 2013, compared to $20.5 million for the year ended December 31, 2012. Loan repayments for the year ended December 31, 2013 totaled $50.4 million, compared to $70.6 million for the year ended December 31, 2012. Loan charge-offs during the 2013 totaled $2.8 million, compared to charge-offs of $7.1 million during 2012. Loans transferred to REO during 2013 totaled $2.3 million, compared to $9.8 million during 2012. Loans transferred to loans held for sale during 2013 totaled $7.3 million, which primarily consisted of multi-family and commercial real estate loans that we sold in a bulk sale consummated in the second quarter. Loans transferred to loans held for sale during 2012 totaled $9.7 million, which primarily consisted of one-to-four family residential real estate loans that we sold in the first quarter of 2013.

During the third quarter of 2013, $7.4 million of loans held for sale were transferred to held for investment as these loans are no longer to be marketed for sale. All of these transferred loans were performing loans.

Loans Receivable Held for Sale

We had no loans held for sale at December 31, 2013 compared to $19.1 million of loans held for sale at December 31, 2012. The $19.1 million decrease during 2013 was primarily due to sales of loans totaling $16.5 million, which included $15.5 million of non-accrual loans. In addition, we transferred $7.4 million of performing loans held for sale to held for investment, transferred $753 thousand of loans to REO and received repayments of $1.5 million. During the first quarter of 2013, we transferred $7.3 million of non-performing multi-family and commercial real estate loans from the held for investment loan portfolio to the held for sale portfolio in connection with a bulk sale consummated in the second quarter of 2013.

Real Estate Owned

During 2013, we decreased REO by $6.1 million to $2.1 million at December 31, 2013, from $8.2 million at December 31, 2012. At December 31, 2013 the Bank's REO consisted of five commercial real estate properties, four of which are church buildings. During 2013, six church loans totaling $2.6 million were foreclosed and the properties securing the loans became REO. As part of our efforts to reduce non-performing assets, fourteen REO properties were sold during 2013 for net proceeds of $8.6 million and a net gain of $112 thousand.

Deposits

Deposits totaled $214.4 million at December 31, 2013, down $42.7 million, or 17%, from December 31, 2012. This reflects our efforts to improve our net interest margin by reducing higher costing certificates of deposit and lower yielding cash and cash equivalents. During 2013, CDs decreased by $39.9 million and represented 61% of total deposits at December 31, 2013, compared to 66% of total deposits at December 31, 2012. Of the $39.9 million decrease in CDs during 2013, $31.8 million represented higher rate deposits from deposit listing services, and $1.4 million were from brokered deposits. Additionally, core deposits (NOW, demand, money market and passbook accounts) decreased by $2.8 million during 2013 and represented 39% of total deposits at December 31, 2013, compared to 34% of total deposits at December 31, 2012. Brokered deposits represented 1% of total deposits at December 31, 2013 and 2012.

Borrowings

At December 31, 2013, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our modified senior debt of $2.9 million, which balance includes the unamortized deferred gain on restructuring of $498 thousand. At December 31, 2012, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our senior line of credit of $5.0 million. At December 31, 2013 and 2012, FHLB advances were 24% and 21%, respectively, of total assets. The weighted average cost of advances decreased 18 basis points from 2.67% at December 31, 2012 to 2.49% at December 31, 2013 primarily because we refinanced $28.0 million of advances in June 2013.

On February 28, 2014 we were notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust's senior securities had indicated their approval of our proposal to extend the maturity until March 17, 2024, in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption, subject to certain conditions, including requirements to raise at least $6 million of equity capital, obtain approvals from our regulators and senior lender and prepare an appropriate supplemental indenture and other required documentation. No assurance can be given that we will be successful in raising the additional equity, obtaining the necessary approvals or satisfying the other conditions to the proposal. As of December 31, 2013 the accrued interest on the Debentures was $656 thousand. The Company is not permitted to make payments on any debt without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below.

Senior debt decreased by $2.1 million in connection with the restructuring of the indebtedness outstanding under our senior line of credit during the third quarter of 2013, net of the deferral of a portion of the gain from interest forgiveness included in the restructuring. Pursuant to the terms of the restructuring, we initially exchanged Series F Common Stock Equivalents and Series G Non-Voting Preferred Stock with an agreed upon aggregate value of $2.6 million for $2.6 million of loan principal and modified the terms of the remaining $2.4 million of principal. In addition, the lender forgave the accrued interest, totaling $1.8 million, on the entire $5 million loan to the date of the closing of the Recapitalization. The modified terms for the remaining loan included, among others items, an extension of the maturity of the loan to February 22, 2019 and a repayment schedule that specifies six quarterly payments of interest only beginning three months following the closing of the Recapitalization, followed by 48 fully amortizing equal monthly payments of principal, together with accrued interest on the loan beginning 19 months after the closing of the Recapitalization; provided, that each payment on the loan must receive prior approval from the FRB. Failure to make such any payment due to an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an event of default under the revised loan terms. In addition the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%. As part of the modification, the Default Rate Margin of 5% has been forgiven. In accordance with Accounting Standards Codification ("ASC") 470-60 – Troubled Debt Restructurings by Debtors, we have reported $1.2 million of the forgiven interest as a gain on restructuring during the third quarter and added the remaining $535 thousand balance of the forgiven interest to the principal balance of the bank loan that remains outstanding. The Company made the interest payments due in November 2013 and February 2014. As of December 31, 2013, the remaining unamortized gain on restructuring was $498 thousand.

Information regarding the Debentures and senior loan is included in Note 11 "Junior Subordinated Debentures and Senior Debt" of the Notes to Consolidated Financial Statements.

Stockholders' Equity

Stockholders' equity was $25.6 million, or 7.70% of the Company's total assets, at December 31, 2013, compared to $18.0 million, or 4.82% of the Company's total assets, at December 31, 2012. The increase in stockholders' equity during 2013 was due to the completion of the Recapitalization. At December 31, 2013, the Bank's Total Risk-Based Capital ratio was 16.95%, its Tier 1 Risk-Based Capital ratio was 15.65%, and its Core Capital and Tangible Capital ratios were 10.24%.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but by July 2015 the Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. These requirements must be no less than those to which federally insured depository institutions are currently subject. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 "Business – Regulation" and in Notes 2 and 15 of the Notes to Consolidated Financial Statements.

On November 14, 2008, the Company issued 9,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 183,175 shares of Company common stock at $7.37 per share, to the U.S. Treasury for gross proceeds of $9.0 million. The warrant was subsequently retired without cost because of our status as a Certified Community Development Financial Institution. The sale of the Series D Preferred Stock was made pursuant to the U.S. Treasury's TARP Capital Purchase Program.

On December 8, 2009, the Company issued 6,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, to the U.S. Treasury for gross proceeds of $6.0 million. The sale of the Series E Preferred Stock was made pursuant to the U.S. Treasury's TARP Capital Purchase Program.

The Company completed a Recapitalization on August 22, 2013, which strengthened and simplified the Company's capital structure through completion of the following transactions:

  (1)
  The issuance of 8,776 shares of Series F Common Stock Equivalents, which were shares of a new series of non-cumulative perpetual voting preferred stock, in exchange for the five series of the Company's formerly outstanding preferred stock with an aggregate liquidation value or preference of $17.6 million, including the TARP Preferred Stock that was issued to the U.S. Treasury pursuant to the Capital Purchase Program component of the U.S. Treasury's Troubled Asset Relief Program, which the parties agreed to value at $8.8 million based on the price at which shares of the Common Stock were sold in the Subscription Offering referred to below;

  (2)
  The issuance of 2,646 shares of Series F Common Stock Equivalents in exchange for all of the accumulated dividends on the TARP Preferred Stock, totaling $2.6 million as of the date of the exchange;

  (3)
  The issuance of 2,575 shares of Series F Common Stock Equivalents in exchange for $2.6 million principal amount of the Company's bank debt (the "Debt Exchange");

  (4)
  The modification of the terms of the remaining $2.4 million principal amount of the senior line of credit to, among other matters, extend the maturity and eliminate the default rate;

  (5)
  The forgiveness of the $1.8 million of accrued interest on the entire amount of the Company's bank debt as of the date of the exchange;

  (6)
  The exchange of 698 shares of Series F Common Stock Equivalents issued in the Debt Exchange for 6,982 shares of a new Series G Non-Voting Preferred Stock ("Series G Preferred"); and

  (7)
  The issuance of 4,235,500 shares of Common Stock in private sales (the "Subscription Offering") at a price of $1.00 per share, yielding $4.2 million in gross proceeds. Of the $4.2 million in gross proceeds, $1.2 million was used to invest additional capital into the Bank and $1.0 million was used to repay all of the inter-company payables due to the Bank from the Company.

Subsequent to the closing of the Recapitalization, the Company's stockholders approved all of the proposals presented at the Annual Meeting on November 27, 2013, including the proposals to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 shares and authorize the Company to issue up to 5,000,000 shares of a new class of non-voting Common Stock. As a result, on December 5, 2013 the Company's 13,299 outstanding shares of Series F Common Stock Equivalents automatically converted into 13,299,000 shares of Common Stock, representing 65.8% of the Company's total equity at year-end, and its 6,982 shares of Series G Preferred automatically converted into 698,200 shares of non-voting Common Stock, representing 3.5% of the Company's total equity at year-end. Effective with these automatic conversions, the Company no longer has any outstanding series of preferred stock, and all of its equity capital consists of Common Stock or non-voting Common Stock.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future. We do not expect, however, that the Bank will be able to pay dividends to the Company for at least the next several quarters or such longer period as may be required to achieve profitable operations. As a result, our immediate priority for enhancing liquidity is to raise additional equity capital for the Company, which has limited liquidity to pay operating expenses over an extended period of time and will need to raise additional capital within the next 18 to 24 months to continue paying its operating expenses, including allocations of shared expenses from the Bank, on a timely basis. As discussed above under "– Borrowing", we have been notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust's senior securities have indicated their approval of our proposal to extend the maturity of the Company's Debentures, which matured on March 17, 2014, in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption. This approval is subject to various conditions, including raising at least $6 million of additional equity capital and approvals from our regulators and senior lender. However, we believe that this approval will significantly improve our ability to raise the necessary capital. These and related matters are discussed in Note 2 "Restructuring of the Company's Capital Structure and Regulatory Matters" of the Notes to Consolidated Financial Statements. We intend to use any additional capital raised by the Company to reduce the Company's senior debt, make the negotiated payments of interest and principal on the Company's Debentures, increase the Bank's capital, and enhance the Company's liquidity.

The Company's consolidated net cash inflows from operating activities totaled $1.7 million and $2.9 million during 2013 and 2012, respectively. Net cash inflows from operating activities for 2013 were primarily attributable to interest payments received on loans and securities.

The Company's consolidated net cash inflows from investing activities totaled $31.4 million and $70.8 million during 2013 and 2012, respectively. Net cash inflows from investing activities for 2013 were attributable primarily to proceeds from sales of loans receivable held for sale, proceeds from sales of REOs and principal repayments on loans and securities.

The Company's consolidated net cash outflows from financing activities totaled $39.2 million and $41.0 million during 2013 and 2012, respectively. Net cash outflows from financing activities for 2013 were attributable primarily to the net decrease in deposits which was partially offset by the net proceeds from issuance of common stock as part of the Recapitalization.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged. The Bank's liquid assets at December 31, 2013 consisted of $58.2 million in cash and cash equivalents, compared to liquid assets of $64.4 million in cash and cash equivalents and $11.9 million in securities available-for-sale that were not pledged at December 31, 2012.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. That approved limit and collateral requirement would have permitted the Bank, as of December 31, 2013, to borrow an additional $20.5 million.

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

Lending commitments include commitments to originate loans and to fund lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2013.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$74,608	$47,755	$7,688	$3	$130,054
FHLB advances	2,500	40,500	36,500	-	79,500
Subordinated debentures (1)	6,000	-	-	-	6,000
Senior debt	-	1,039	1,273	113	2,425
Commitments to originate loans	850	-	-	-	850
Commitments to fund unused lines of credit	-	-	-	255	255
Operating lease obligations	374	850	919	1,122	3,265

Total contractual obligations	$84,332	$90,144	$46,380	$1,493	$222,349

(1)
On February 28, 2014, the Company obtained conditional approval to extend the maturity of the subordinated debentures until March 17, 2024, with requirements for quarterly interest only payments until March 17, 2019, followed by quarterly payments of principal and interest commencing June 2019 until fully amortized in March 2024. There is no assurance that the Company will be able to satisfy the conditions to the proposed extension of maturity.

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

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and feedback from regulatory examinations. See Item 1, "Business – Asset Quality – Allowance for Loan Losses" for a full discussion of the allowance for loan losses.

Real Estate Owned ("REO")

REO consists of property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to REO is charged to the allowance for loan losses. Subsequent to the transfer to REO, if the fair value of the property less estimated selling costs declines to an amount less than the carrying value of the property, the deficiency is charged to income as a provision expense and a valuation allowance is established. Operating costs after acquisition are expensed as incurred. Due to changing market conditions, there are inherent uncertainties in the assumptions made with respect to the estimated fair value of REO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $9.7 million was required as of December 31, 2013, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.0 million and net deferred tax assets of $0 as of December 31, 2012. The full valuation allowance against our net deferred tax assets at December 31, 2013 and 2012 was due to the Company's inability to project future taxable income against which it could apply its net deferred tax assets. See Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

This discussion has highlighted those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 "Summary of Significant Accounting Principles" of the Notes to Consolidated Financial Statements beginning at page F-8 to gain a better understanding of how our financial performance is measured and reported.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2013, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Management's annual report on internal control over financial reporting

The management of Broadway Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control-Integrated Framework, published by the 1992 Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and which is effected by the Company's board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer
Los Angeles, CA March 31, 2014	Los Angeles, CA March 31, 2014

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2014 Annual Meeting of Stockholders (the "Company's Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Executive Compensation" and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Certain Relationships and Related Transactions" and "Election of Directors".

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Ratification of the Appointment of the Independent Registered Public Accounting Firm".

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. See Index to Consolidated Financial Statements.

  2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included under Item 8, "Financial Statements and Supplementary Data."

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 14, 2013)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-Q filed by the Registrant on November 14, 2013)

Exhibit Number*
4.1	Certificate of Designation for Series A Preferred Stock (Exhibit 4.3 to Form 10-Q filed by the Registrant on November 14, 2013)
4.2	Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-Q filed by the Registrant on November 14, 2013)
4.3	Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-Q filed by the Registrant on November 14, 2013)
4.4	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)
4.5	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)
4.6	Certificate of Designations of Series F Common Stock Equivalents (Exhibit 4.13 to Form 10-Q filed by the Registrant on November 14, 2013)
4.7	Certificate of Designations of Series G Non-Voting Preferred Stock (Exhibit 4.14 to Form 10-Q filed by the Registrant on November 14, 2013)
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit A to Proxy Statement filed by Registrant on Schedule 14A on November 17, 2009)
10.3	Deferred Compensation Plan (Exhibit 10.14 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
10.4
Salary Continuation Agreement Between Broadway Federal Bank and former Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
10.5	Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.16 to Form 8-K filed by the Registrant on November 19, 2008)
10.6
Letter Agreement, dated December 4, 2009, which includes the Securities Purchase Agreement Between Broadway Financial Corporation and United States Department of the Treasury (Exhibit 10.1 to Form 8-K filed by the Registrant on December 9, 2009)
10.7	Business Loan Agreement between Broadway Financial Corporation and Nara Bank, dated July 31, 2009 (Exhibit 10.18 to Form 10-K filed by the Registrant for the fiscal year ended December 31, 2009)
10.8.1	Exchange Agreement by and between Broadway Financial Corporation and The United States Department of the Treasury (Exhibit 10.19 to Form 10-K filed by the Registrant on April 1, 2013)
10.8.2
Amendment No. 1 to Exchange Agreement by and between the Registrant and The United States Department of the Treasury (Exhibit 10.19.2 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
10.9
Exchange Agreement by and among Broadway Financial Corporation, the Insurance Exchange of the Automobile Club and the Automobile Club of Southern California (Exhibit 10.20 to Form 10-K filed by the Registrant on April 1, 2013)

Exhibit Number*
10.10.1	Exchange Agreement by and between the Registrant and BBCN Bancorp, Inc. (Exhibit 10.21.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.10.2	Investor Rights Letter by and between the Registrant and BBCN Bancorp, Inc. (Exhibit 10.21.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.11.1
Exchange Agreement by and between the Registrant and National Community Investment Fund (Series C for Series F Preferred Stock) (Exhibit 10.22.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.11.2	Investor Rights Letter by and between the Registrant and National Community Investment Fund (Exhibit 10.22.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.11.3
Exchange Agreement by and between the Registrant and National Community Investment Fund (Series F for Series G Preferred Stock) (Exhibit 10.22.3 to Form 10-Q filed by the Registrant on November 14, 2013)
10.12
Registration Rights Agreement between the Registrant, CJA Private Equity Financial Restructuring Master Fund I LP, National Community Investment Fund and BBCN Bancorp, Inc. (Exhibit 10.23 to Form 10-Q filed by the Registrant on November 14, 2013)
10.13	Form of Subscription Agreements entered into by the Registrant with various purchasers of the Registrant's common stock (Exhibit 10.24 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.1	Subscription Agreement between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.2	Investor Rights Letter between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.1	Subscription Agreement between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.2	Investor Rights Letter between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.16	Agreement for Partial Satisfaction of Debt Previously Contracted by and between BBCN Bank and the Registrant (Exhibit 10.27 to Form 10-Q filed by the Registrant on November 14, 2013)
21.1	List of Subsidiaries (Exhibit 21.1 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Financial Corporation, Order No.: WN-10-026, effective September 9, 2010 (Exhibit 99.1 to Form 8-K filed by the Registrant on September 16, 2010)
99.2
Order to Cease and Desist, issued by Office of Thrift Supervision to Broadway Federal Bank, f.s.b., Order No.: WN-10-025, effective September 9, 2010 (Exhibit 99.2 to Form 8-K filed by the Registrant on September 16, 2010)
99.3
Consent Order, issued by Office of Comptroller of the Currency to Broadway Federal Bank, f.s.b., Order No.: AA-EC-2013-XX, effective October 30, 2013 (Exhibit 99.1 to Form 8-K filed by the Registrant on November 5, 2013)
99.4	Certification of Chief Executive Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
99.5	Certification of Chief Financial Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 31, 2014
/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 31, 2014
/s/ Virgil P. Roberts Virgil P. Roberts Chairman of the Board	Date: March 26, 2014
/s/ Kellogg Chan Kellogg Chan Director	Date: March 26, 2014
/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 26, 2014
/s/ Javier Leon Javier Leon Director	Date: March 27, 2014
/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 27, 2014
/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 28, 2014
/s/ Paul C. Hudson Paul C. Hudson Director	Date: March 26, 2014

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Broadway Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 and Note 11 to the consolidated financial statements, the junior subordinated debentures issued by the Company matured on March 17, 2014. The Company did not have sufficient capital to repay the debentures when they matured, and the debentures are in default as to both principal and interest. A proposal to extend the maturity date of the debentures was approved by the requisite holders of senior securities of the trust that is the holder of the debentures on February 28, 2014, subject to several conditions including approval from the Company's regulators and senior lender and raising at least $6 million of additional equity capital that will be used in part to make certain proposed payments of accrued interest and principal on the debentures. The debentures will continue to be considered in default until the conditions of the extension are met. Also, as discussed in Note 2 and Note 15 to the financial statements, the Company and its subsidiary bank, Broadway Federal Bank, f.s.b. (the "Bank"), are both under formal regulatory agreements. Both the Company and the Bank are not in compliance with these agreements as of December 31, 2013. Management's plans in regard to these items are also described in Note 2.

/s/ Crowe Horwath LLP

Costa Mesa, California
March 31, 2014

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$8,241	$13,420
Federal funds sold	49,955	50,940

Cash and cash equivalents	58,196	64,360
Securities available-for-sale, at fair value	9,397	13,378
Loans receivable held for sale, at lower of cost or fair value	-	19,051
Loans receivable held for investment, net of allowance of $10,146 and $11,869	247,847	251,723
Accrued interest receivable	1,107	1,250
Federal Home Loan Bank (FHLB) stock	3,737	3,901
Office properties and equipment, net	2,725	2,617
Real estate owned (REO)	2,084	8,163
Bank owned life insurance	2,756	2,688
Investment in affordable housing limited partnership	1,309	1,528
Other assets	3,323	5,034

Total assets	$332,481	$373,693

Liabilities and stockholders' equity
Liabilities:
Deposits	$214,405	$257,071
FHLB advances	79,500	79,500
Junior subordinated debentures	6,000	6,000
Senior debt	2,923	5,000
Accrued interest payable	718	1,941
Dividends payable	-	2,104
Advance payments by borrowers for taxes and insurance	776	711
Other liabilities	2,569	3,359

Total liabilities	306,891	355,686

Commitments and Contingencies (Notes 8 and 16)
Stockholders' Equity:
Preferred Stock, $.01 par value, authorized 1,000,000 shares:
Preferred non-cumulative and non-voting stock, no shares issued and outstanding at December 31, 2013 and 55,199 shares of Series A, 100,000 shares of Series B and 76,950 shares of Series C issued and outstanding at December 31, 2012	-	2,457
Senior preferred cumulative and non-voting stock, Series D, no shares issued and outstanding at December 31, 2013 and 9,000 shares issued and outstanding at December 31, 2012	-	8,963
Senior preferred cumulative and non-voting stock, Series E, no shares issued and outstanding at December 31, 2013 and 6,000 shares issued and outstanding at December 31, 2012	-	5,974
Preferred stock discount	-	(598)
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2013 and 8,000,000 shares at December 31, 2012; issued 19,630,473 shares at December 31, 2013 and 2,013,942 shares at December 31, 2012; outstanding 19,526,482 shares at December 31, 2013 and 1,917,422 shares at December 31, 2012	196	20
Common stock, $.01 par value, non-voting, authorized 5,000,000 shares at December 31, 2013 and 0 shares at December 31, 2012; issued and outstanding 698,200 shares at December 31, 2013 and 0 shares at December 31, 2012	7	-
Additional paid-in capital	35,704	10,095
Accumulated deficit	(9,068)	(7,988)
Accumulated other comprehensive income, net of taxes of $400 at December 31, 2013 and December 31, 2012	80	318
Treasury stock-at cost, 103,991 shares at December 31, 2013 and 96,520 shares at December 31, 2012	(1,329)	(1,234)

Total stockholders' equity	25,590	18,007

Total liabilities and stockholders' equity	$332,481	$373,693

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$15,331	$19,279
Interest on mortgage-backed securities and other securities	306	491
Other interest income	329	121

Total interest income	15,966	19,891

Interest Expense:
Interest on deposits	2,239	3,246
Interest on borrowings	2,625	3,180

Total interest expense	4,864	6,426

Net interest income before provision for loan losses	11,102	13,465
Provision for loan losses	414	1,190

Net interest income after provision for loan losses	10,688	12,275

Non-Interest Income:
Service charges	536	593
Loan servicing fees, net	18	(175)
Net gains (losses) on sale of loans	110	(253)
Net gains on sales of REO	112	292
Gain (loss) on sale/disposal of office properties and equipment	(19)	2,523
Gain on sale of securities	-	50
Gain on restructuring of debt	1,221	-
Other	144	103

Total non-interest income	2,122	3,133

Non-Interest Expense:
Compensation and benefits	5,846	6,239
Occupancy expense, net	1,243	1,288
Information services	845	882
Professional services	861	692
Provision for (recapture of) losses on loans held for sale	153	(84)
Provision for losses on REO	590	1,218
FDIC insurance	751	860
Office services and supplies	408	447
Other	2,410	2,449

Total non-interest expense	13,107	13,991

Income (loss) before income taxes	(297)	1,417
Income tax expense	4	829

Net income (loss)	$(301)	$588

Other comprehensive loss, net of tax:
Change in unrealized gains on securities available for sale	$(238)	$(203)
Reclassification of net gains included in net income	-	(50)

Other comprehensive loss, net of tax	(238)	(253)

Comprehensive income (loss)	$(539)	$335

Net income (loss)	$(301)	$588
Dividends and discount accretion on preferred stock	(779)	(1,281)

Loss allocable to common stockholders	$(1,080)	$(693)

Loss per common share – basic	$(0.13)	$(0.38)

Loss per common share – diluted	$(0.13)	$(0.38)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except per share)

	Preferred Stock	Preferred Stock Discount	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2012	$17,394	$(994)	$20	$12,024	$(7,295)	$571	$(3,444)	$18,276
Net income for the year ended December 31, 2012	-	-	-	-	588	-	-	588
Unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(253)	-	(253)
Treasury stock issued to certain directors and senior officers	-	-	-	(2,010)	-	-	2,210	200
Cash dividends accrued ($50 per senior preferred share of Series D)	-	-	-	-	(450)	-	-	(450)
Cash dividends accrued ($50 per senior preferred share of Series E)	-	-	-	-	(300)	-	-	(300)
Compounding of unpaid dividends	-	-	-	-	(135)	-	-	(135)
Stock-based compensation expense	-	-	-	81	-	-	-	81
Accretion of preferred stock discount	-	396	-	-	(396)	-	-	-

Balance at December 31, 2012	17,394	(598)	20	10,095	(7,988)	318	(1,234)	18,007
Net loss for the year ended December 31, 2013	-	-	-	-	(301)	-	-	(301)
Preferred stock exchanged (See Note 2)	(17,394)	361	140	22,114	-	-	-	5,221
Common stock issued	-	-	43	3,355	-	-	-	3,398
Unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(238)	-	(238)
Adjustment to treasury stock issued to certain senior officer	-	-	-	95	-	-	(95)	-
Cash dividends accrued ($32 per senior preferred share of Series D)	-	-	-	-	(290)	-	-	(290)
Cash dividends accrued ($32 per senior preferred share of Series E)	-	-	-	-	(193)	-	-	(193)
Compounding of unpaid dividends	-	-	-	-	(59)	-	-	(59)
Stock-based compensation expense	-	-	-	45	-	-	-	45
Accretion of preferred stock discount	-	237	-	-	(237)	-	-	-

Balance at December 31, 2013	$-	$-	$203	$35,704	$(9,068)	$80	$(1,329)	$25,590

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(301)	$588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	414	1,190
Provision for (recapture of) losses on loans held for sale	153	(84)
Provision for losses on REO	590	1,218
Depreciation	214	306
Net amortization of deferred loan origination costs	208	140
Net amortization of premiums on mortgage-backed securities	35	57
Amortization of investment in affordable housing limited partnership	219	147
Stock-based compensation expense	45	81
Earnings on bank owned life insurance	(68)	(79)
Net gains on sales of REO	(112)	(292)
Net (gains) losses on sales of loans	(110)	253
Gain (loss) on sale/disposal of office properties and equipment	19	(2,523)
Gain on sale of securities	-	(50)
Gain on restructuring of debt	(1,221)	-
Net change in accrued interest receivable	143	448
Net change in deferred tax assets	-	850
Net change in other assets	1,711	128
Net change in accrued interest payable	533	639
Net change in other liabilities	(790)	(82)

Net cash provided by operating activities	1,682	2,935

Cash flows from investing activities:
Net change in loans receivable held for investment	11,950	50,233
Purchase of loans receivable held for investment	(10,849)	-
Proceeds from sales of loans receivable held-for-sale	16,600	2,648
Principal repayments on loans receivable held-for-sale	1,520	449
Available-for-sale securities:
Sales	-	1,050
Maturities, prepayments and calls	3,708	4,291
Proceeds from sales of REO	8,642	7,760
Net redemption of Federal Home Loan Bank stock	164	188
Proceeds from sale of office properties and equipment	-	4,237
Additions to office properties and equipment	(341)	(11)

Net cash provided by investing activities	31,394	70,845

Cash flows from financing activities:
Net change in deposits	(42,666)	(37,615)
Proceeds from Federal Home Loan Bank advances	36,000	29,500
Repayments on Federal Home Loan Bank advances	(36,000)	(33,000)
Net proceeds from issuance of common stock and recapitalization	3,398	200
Repayments on senior debt	(37)	-
Net change in advance payments by borrowers for taxes and insurance	65	(102)

Net cash used in financing activities	(39,240)	(41,017)

Net change in cash and cash equivalents	(6,164)	32,763
Cash and cash equivalents at beginning of the year	64,360	31,597

Cash and cash equivalents at end of the year	$58,196	$64,360

See accompanying notes to consolidated financial statements.

	Year Ended December 31
	2013	2012
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,331	$5,787
Cash paid for income taxes	4	3
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$2,288	$9,817
Transfers of loans receivable held for sale to REO	753	334
Transfers of loans receivable from held for investment to held-for-sale	7,259	9,667
Transfers of loans receivable from held-for-sale to held for investment	7,394	-
Exchange of equity capital for senior debt	2,575	-
Exchange of equity capital for accumulated dividends	2,646	-
Deferral of gain on forgiveness of accrued interest on senior debt	535	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2013, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadway Federal Bank, f.s.b. and Broadway Service Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from these estimates. The allowance and provision for loan losses, specific reserves for impaired loans, fair value of real estate owned, deferred tax asset valuation allowance, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, accrued interest receivable, other assets, deferred income taxes, other liabilities, and advance payments by borrowers for taxes and insurance.

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

December 31, 2013 and 2012

backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and the intent and ability of management to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

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

Interest income on all loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan is moved to non-accrual status in accordance with the Company's policy, typically after 90 days of non-payment.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Concentration of Credit Risk

Most of the Company's business activity, excluding loans made to churches throughout the country, is with customers located within Southern California. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in the Southern California area.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, could be charged off. In addition, the OCC and FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings ("TDR") and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Except for large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, impairment is measured on a loan-by-loan basis. If a loan is impaired, either a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or alternatively a charge-off is taken to record the loan at the fair value of the collateral, less estimated selling costs, if repayment is expected solely from the collateral.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with information about other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

The following portfolio segments have been identified: one to four units, five or more units, commercial real estate, church, construction, commercial loans, and consumer loans. One to four units, five or more units, commercial real estate, church and construction loans each consist of a single class. Classes within our commercial loan portfolio consist of sports and other loans. The risks in our various portfolio segments are as follows:

One to Four Units—Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact on borrowers' ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Church—Subject to adverse economic and employment conditions leading to reduced cash flows from members' donations and offerings; the stability, quality and popularity of church leadership.

Construction—Subject to adverse conditions in the local economy which may lead to reduced demand for new commercial, multi-family or single-family buildings or reduced lease or sale opportunities once the building is complete.

Commercial—Subject to industry conditions including decreases in product demand; intangible value of a professional sports franchise.

Consumer—Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred.

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

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on a former key executive. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Investment in Affordable Housing Limited Partnership

The Bank owns a less than 5% interest in an affordable housing limited partnership. The investment is recorded using the cost method and is being amortized over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's income tax returns. The investment is reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

Beginning in 2013, the Company recognizes interest related to income tax matters in interest expense and penalties related to tax matters in income tax expense. Prior to 2013, interest and/or penalties related to income tax matters were recorded as income tax expense.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Retirement Plans

Employee 401(k) expense is the amount of matching contributions made by the Company. Deferred compensation plan expense allocates the benefits over years of service. The Bank makes discretionary cash contributions to participant ESOP accounts at 1.5% of eligible compensation.

Preferred Stock

As part of the recapitalization completed by the Company in August 2013 (the "Recapitalization"), all series of preferred stock were exchanged for shares of common stock. See Note 2 for more information on the Recapitalization.

The Series A and Series B preferred stock were non-convertible, non-cumulative, non-redeemable and non-voting perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $10.00 per share. The Series C perpetual convertible preferred stock was non-voting and non-cumulative, with a par value of $0.01 per share and a liquidation preference of $13.00 per share. The Series C preferred stock was convertible at a conversion price of $13.00 per share, subject to certain anti-dilution adjustment provisions. The Series A, B and C preferred stock had non-cumulative annual dividend rates of 5% of their liquidation preference. Dividends were accrued when declared.

The Series D and Series E preferred stock were cumulative and non-voting perpetual preferred stock with a par value of $0.01 per share and a liquidation preference of $1 thousand per share. The Series D and E preferred stock accrued cumulative compounding dividends at the rate of 5% of their liquidation preference per year up to August 22, 2013, the date on which they were exchanged for common equity. Accretion of the discount recognized in connection with the original issuance of the Series D and E preferred stock was recorded up to the date of the Recapitalization and is shown as a reduction of retained earnings in the accompanying consolidated financial statements.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is net income (loss) allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that any such matters existed as of the balance sheet date that will have a material effect on the consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2013, the amount of cash reserves with the Federal Reserve Bank was $2.0 million.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its holding company or by the holding company to its stockholders. See Notes 2 and 15 for more specific disclosure as it pertains to the Company and the Bank.

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

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in this report. For the years ended 2013 and 2012, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders' equity.

Adoption of New Accounting Standards

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

periods beginning after December 15, 2013. The effect of adopting this standard is not expected to have a material effect on the Company's operating results or financial condition.

In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

Note 2 – Restructuring of the Company's Capital Structure and Regulatory Matters

During 2013, the Company implemented a number of initiatives designed to enhance the Company's liquidity, simplify its capital structure and raise common equity. These matters, and the revision of the Orders which the Company and the Bank have been operating under, are described below.

Holding Company Liquidity

The Company began 2013 without sufficient cash to pay its near term operating expenses. As a result of the capital raise described below, the Company now has over $1.2 million of cash at December 31, 2013, providing the Company with sufficient cash resources to pay normal operating expenses over the near term, including allocations of shared expenses from the Bank, on a timely basis. These expenses exclude interest and principal on the Company's Floating Rate Junior Subordinated Debentures (the "Debentures") which have been in default as to interest payments since September 2010 and in default as to the full amount of principal due since they matured on March 17, 2014. Subsequent to the end of 2013, the Company submitted to the trustee for the trust that holds the Debentures a proposal to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and a portion of the principal at face value. This proposal was approved by the requisite holders of senior securities of the trust on February 28, 2014, subject to several conditions, including approval from the Company's regulators and senior lender and raising at least $6 million of additional equity capital that will be used in part to make the proposed payments of accrued interest and principal on the Debentures. There is no assurance that the Company will be successful in raising the necessary additional capital or obtaining approval from its regulators or senior lender.

Also, the Company restructured its $5.0 million senior line of credit, payable to another financial institution. As described more fully below, this restructuring was completed as part of the Company's Recapitalization that closed on August 22, 2013. Pursuant to that restructuring the Company modified the remaining senior loan to extend the final maturity to February 2019 and eliminate the default rate of interest. Under the modified terms the Company is required to make quarterly payments of interest only

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

for 18 months and then monthly equal payments of principal and accrued interest thereon over the ensuing 48 months. The Company must obtain approval from the Federal Reserve Bank of San Francisco (the "FRB") before making principal or interest payments on the remaining $2.4 million principal amount of the modified senior loan. The Company made the interest payments due in November 2013 and February 2014. See Note 11 for more information regarding the Debentures and the senior loan.

The Company's principal sources of funds have historically been dividends from the Bank and, to a lesser extent, additional capital from investors. At the current time the Bank cannot pay dividends to the Company because of its recent operating losses and because of limitations in a Consent Order that the Bank entered into with the Office of the Comptroller of the Currency ("OCC") on October 30, 2013. Management does not anticipate that the Bank will receive approval to pay dividends for at least the next several quarters.

Regulatory Matters

As a result of significant deficiencies in the Company's and the Bank's operations noted in a regulatory examination in early 2010, the Company and the Bank were declared to be in "troubled condition" and agreed to the issuance of the cease and desist orders (the "Orders") by the OCC's regulatory predecessor effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank's loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank's business, as well as the Company's management of its business and the oversight of the Company's business by the Board of Directors. Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, the Bank is required to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. The Bank's regulatory capital exceeded both of these higher capital ratios at December 31, 2013 (see Note 15).

Additionally, the Consent Order issued by the OCC imposes certain other requirements on the Bank. These requirements include the following, among others:

•
The Bank must create a Compliance Committee consisting of at least three independent Directors to monitor compliance with the Consent Order, among other matters.
•
The Board of the Bank must prepare and submit a Strategic Plan and a Capital Plan that are consistent with the Strategic Plan. The Capital Plan requirement includes requirements regarding targeted capital ratios and prior approval requirements for the payment of dividends.
•
The Bank must implement an enhanced set of business operational and corporate governance processes, as well as create a commercial real estate concentration risk management program and a written program to reduce the level of assets considered doubtful, substandard or special mention. This latter program requirement includes requirements to monitor the levels of such assets on an ongoing basis and to prepare and implement corrective actions as deemed necessary.
•
The Bank must also implement an independent ongoing loan review system and adopt new policies with respect to maintaining an adequate allowance for loan losses ("ALLL").

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The Bank submitted a Strategic Plan and Capital Plan to the OCC in January 2014, and has created a Compliance Committee and implemented other operating changes to conform to the provisions of the Consent Order.

The Consent Order does not include certain restrictions on the Bank that had been imposed by the Order, such as the specific limitation on the Bank's ability to increase its assets during any quarter or certain limitations on employment agreements and compensation arrangements. Management believes that the Order issued to the Company, which has been administered by the FRB since July 2012, remains in effect. This Order imposes limitations and restrictions on several aspects of the Company's business, including the following:

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

Recapitalization of the Company

The Company's plans for strengthening its balance sheet have consisted of completing the Recapitalization of the Company and then concurrently raising additional equity capital for the Company and negotiating an extension of the maturity of the Debentures. The Company's completion of the Recapitalization on August 22, 2013 improved its liquidity and capital structure, and enhanced the Bank's capital ratios. There can be no assurance that management's plan to raise more capital in the near future and fulfill the terms of the recently approved proposal to extend the maturity of the Debentures will be achieved.

The Recapitalization strengthened and simplified the Company's capital structure through completion of the following transactions:

  (1)
  The issuance of 8,776 shares of Series F Common Stock Equivalents in exchange for the five series of the Company's formerly outstanding preferred stock with an aggregate liquidation value or preference of $17.6 million, including the TARP Preferred Stock that was issued to the United States Department of the Treasury (the "U.S. Treasury") pursuant to the Capital Purchase Program component of the U.S. Treasury's Troubled Asset Relief Program, which the parties agreed to value at $8.8 million based on the price at which shares of the Common Stock were sold in the Subscription Offering referred to below;

  (2)
  The issuance of 2,646 shares of Series F Common Stock Equivalents in exchange for all of the accumulated dividends on the TARP Preferred Stock, totaling $2.6 million as of the date of the exchange;

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

  (3)
  The issuance of 2,575 shares of Series F Common Stock Equivalents in exchange for $2.6 million principal amount of the Company's bank debt (the "Debt Exchange");

  (4)
  The modification of the terms of the remaining $2.4 million principal amount of the senior line of credit to, among other matters, extend the maturity and eliminate the default rate;

  (5)
  The forgiveness of the $1.8 million of accrued interest on the entire amount of the Company's bank debt as of the date of the exchange;

  (6)
  The exchange of 698 shares of Series F Common Stock Equivalents issued in the Debt Exchange for 6,982 shares of Series G Non-Voting Preferred Stock ("Series G Preferred"); and

  (7)
  The issuance of 4,235,500 shares of Common Stock in private sales (the "Subscription Offering") at a price of $1.00 per share, yielding $4.2 million in gross proceeds. Of the $4.2 million in gross proceeds, $1.2 million was used to invest additional capital into the Bank and $1.0 million was used to repay all of the inter-company payables due to the Bank from the Company.

Subsequent to the closing of the Recapitalization, the Company's stockholders approved all of the proposals presented at the Annual Meeting on November 27, 2013, including the proposals to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 shares and authorize the Company to issue up to 5,000,000 shares of a new class of non-voting Common Stock. As a result, on December 5, 2013 the Company's 13,299 outstanding shares of Common Stock Equivalents automatically converted into 13,299,000 shares of Common Stock, representing 65.8% of the Company's total equity at year-end, and its 6,982 shares of Series G Preferred automatically converted into 698,200 shares of non-voting Common Stock, representing 3.5% of the Company's total equity at year-end. Effective with these automatic conversions, the Company no longer has any outstanding series of preferred stock, and all of its equity capital consists of Common Stock or non-voting Common Stock.

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013:
Residential mortgage-backed	$8,917	$480	$-	$9,397

Total available-for-sale securities	$8,917	$480	$-	$9,397

December 31, 2012:
Residential mortgage-backed	$12,660	$718	$-	$13,378

Total available-for-sale securities	$12,660	$718	$-	$13,378

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

At December 31, 2013, the Bank's investment portfolio consisted of residential mortgage-backed securities with an estimated remaining life of 4.5 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2013 and December 31, 2012, securities pledged to secure public deposits and FHLB advances had a carrying amount of $9.4 million and $1.5 million, respectively. At December 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity. There were no sales of securities during the year ended December 31, 2013. During the year ended December 31, 2012, $1.0 million of U.S. federal agency bonds were sold and the Company recognized a gain of $50 thousand.

Note 4 – Loans Receivable Held for Sale

There were no loans receivable held for sale at December 31, 2013. Loans receivable held for sale at December 31, 2012 totaled $19.1 million.

During the early part of 2013, certain loans held for investment were reclassified to loans receivable held for sale at the lower of cost or fair value, less estimated selling costs. At the time of transfers, the carrying amount of these loans totaled $8.8 million, and required additional charge-offs of $1.5 million.

Loans sold during 2013 totaled $16.5 million with a net gain of $110 thousand. Additionally, a loan receivable held for sale secured by a church building, which had a carrying amount of $753 thousand, was transferred to REO during 2013.

Loans sold during 2012 totaled $2.9 million with a net loss of $253 thousand. During 2012, two loans receivable held-for-sale secured by commercial real estate properties, which had a total carrying amount of $334 thousand, net of charge-offs of $327 thousand, were transferred to REO.

During the third quarter of 2013, management determined that certain performing loans that were classified as held for sale for longer than one year were not to be marketed for sale and therefore, transferred such loans to held for investment at the carrying value of the loan. Loans transferred from held for sale to held for investment totaled $7.4 million and consisted of $2.5 million in multi-family loans, $1.4 million in commercial real estate loans and $3.5 million in church loans.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 5 – Loans Receivable Held for Investment

Loans at year-end were as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Real estate:
One-to-four units	$46,459	$57,733
Five or more units	113,268	83,350
Commercial real estate	26,697	41,124
Church	67,934	76,254
Construction	424	735
Commercial:
Sports	1,408	1,711
Other	659	2,184
Consumer	38	35

Total gross loans receivable	256,887	263,126
Loans in process	(50)	(74)
Net deferred loan costs	901	557
Unamortized premium (discounts)	255	(17)
Allowance for loan losses	(10,146)	(11,869)

Loans receivable, net	$247,847	$251,723

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for loan losses	(210)	265	(148)	876	(1)	(365)	(3)	414
Recoveries	300	-	116	25	-	253	-	694
Loans charged off	(220)	(661)	(1,180)	(770)	-	-	-	(2,831)

Ending balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146

	For the year ended December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$4,855	$2,972	$3,108	$5,742	$249	$316	$57	$17,299
Provision for loan losses	2,318	(747)	61	415	(241)	(561)	(55)	1,190
Recoveries	25	1	60	15	-	412	7	520
Loans charged off	(5,138)	(104)	(544)	(1,354)	-	-	-	(7,140)

Ending balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012:

	December 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$382	$143	$206	$1,444	$-	$12	$-	$2,187
Collectively evaluated for impairment	1,548	1,583	1,267	3,505	7	43	6	7,959

Total ending allowance balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146

Loans:
Loans individually evaluated for impairment	$3,053	$4,163	$4,894	$21,243	$-	$150	$-	$33,503
Loans collectively evaluated for impairment	43,406	109,105	21,803	46,691	424	1,917	38	223,384

Total ending loans balance	$46,459	$113,268	$26,697	$67,934	$424	$2,067	$38	$256,887

	December 31, 2012
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$125	$543	$1,276	$-	$69	$-	$2,732
Collectively evaluated for impairment	1,341	1,997	2,142	3,542	8	98	9	9,137

Total ending allowance balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869

Loans:
Loans individually evaluated for impairment	$4,576	$3,766	$10,364	$25,328	$273	$69	$-	$44,376
Loans collectively evaluated for impairment	53,157	79,584	30,760	50,926	462	3,826	35	218,750

Total ending loans balance	$57,733	$83,350	$41,124	$76,254	$735	$3,895	$35	$263,126

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table presents information related to loans individually evaluated for impairment by type of loans as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$2,114	$1,441	$-	$1,986	$1,484	$-
Five or more units	2,690	2,598	-	2,038	1,819	-
Commercial real estate	4,867	1,391	-	10,184	6,423	-
Church	11,806	8,446	-	18,664	15,689	-
Construction	-	-	-	279	273	-
Commercial:
Sports	3,850	-	-	3,888	-	-
With an allowance recorded:
One-to-four units	1,612	1,612	382	3,092	3,092	719
Five or more units	1,578	1,565	143	1,947	1,947	125
Commercial real estate	3,503	3,503	206	3,941	3,941	543
Church	12,862	12,797	1,444	9,677	9,639	1,276
Commercial:
Other	150	150	12	69	69	69

Total	$45,032	$33,503	$2,187	$55,765	$44,376	$2,732

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table presents monthly average of individually impaired loans by type of loans and the related interest income for the years ended December 31, 2013 and 2012.

	For the year ended December 31, 2013		For the year ended December 31, 2012
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,738	$132	$13,112	$528
Five or more units	3,438	61	2,964	86
Commercial real estate	7,291	456	7,922	230
Church	22,768	677	30,802	967
Construction	62	12	290	12
Commercial:
Other	155	12	70	5

Total	$37,452	$1,350	$55,160	$1,828

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest income that would have been recognized for the years ended December 31, 2013 and 2012 had loans performed in accordance with their original terms were $3.2 million and $4.0 million.

The following table presents the recorded investment in non-accrual loans by type of loans as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Church	-	1,556
Loans receivable held for investment:
One-to-four units	1,441	1,489
Five or more units	2,985	2,312
Commercial real estate	1,391	7,090
Church	11,735	15,689
Construction	-	273
Commercial:
Other	150	69

Total non-accrual loans	$17,702	$37,090

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2013 and 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following tables present the aging of the recorded investment in past due loans, including loans held for sale, as of December 31, 2013 and 2012 by type of loans:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due or on Non-accrual	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for investment:
One-to-four units	$802	$-	$1,441	$2,243	$44,216
Five or more units	-	-	2,985	2,985	110,283
Commercial real estate	347	-	1,391	1,738	24,959
Church	436	-	11,735	12,171	55,763
Construction	-	-	-	-	424
Commercial:
Sports	-	-	-	-	1,408
Other	-	-	150	150	509
Consumer	-	-	-	-	38

Total	$1,585	$-	$17,702	$19,287	$237,600

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due or on Non-accrual	Total Past Due	Total Loans Not Past Due
	(In thousands)
Loans receivable held for sale:
One-to-four units	$-	$871	$6,656	$7,527	$389
Five or more units	-	-	1,956	1,956	3,839
Commercial real estate	-	-	-	-	1,358
Church	-	-	1,556	1,556	2,744
Loans receivable held for investment:
One-to-four units	1,077	-	1,489	2,566	55,167
Five or more units	587	554	2,312	3,453	79,897
Commercial real estate	-	-	7,090	7,090	34,034
Church	1,617	-	15,689	17,306	58,948
Construction	-	-	273	273	462
Commercial:
Sports	-	-	-	-	1,711
Other	-	-	69	69	2,115
Consumer	-	-	-	-	35

Total	$3,281	$1,425	$37,090	$41,796	$240,699

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Troubled Debt Restructurings

During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings ("TDRs"). The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months.

At December 31, 2013, loans classified as TDRs totaled $27.3 million, of which $11.5 million were included in non-accrual loans and $15.8 million were on accrual status. At December 31, 2012, loans classified as TDRs totaled $41.1 million, of which $22.8 million were included in non-accrual loans and $18.3 million were on accrual status. The Company has allocated $1.9 million and $2.5 million of specific reserves for accruing TDRs as of December 31, 2013 and December 31, 2012. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2013 and December 31, 2012, the Company has no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by type modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013			For the year ended December 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	5	$739	$789	2	$115	$115
Five or more units	-	-	-	6	2,205	2,351
Commercial real estate	1	1,456	1,497	6	4,515	4,716
Church	1	409	432	13	7,036	7,123
Other	-	-	-	1	-	-

Total	7	$2,604	$2,718	28	$13,871	$14,305

The troubled debt restructurings described above increased the allowance for loan losses by $57 thousand and $778 thousand for the years ended December 31, 2013 and 2012 and resulted in charge offs of $23 thousand and $279 thousand during the years ended December 31, 2013 and 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by type modified as troubled debt restructurings for which there

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

was a payment default within twelve months following the modification during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Church	-	$-	4	$3,211

All loan modifications during the year ended December 31, 2013 were considered troubled debt restructurings. The terms of certain other loans were modified during the year ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans had a total recorded investment of $791 thousand as of December 31, 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For one-to-four family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

•
Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

December 31, 2013 and 2012

    full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
Loss.  Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by type of loans as of December 31, 2013 and December 31, 2012 was as follows:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$41,481	$3,537	$1,441	$-	$-
Five or more units	105,427	2,305	5,536	-	-
Commercial real estate	18,154	529	8,014	-	-
Church	34,367	17,657	15,910	-	-
Construction	424	-	-	-	-
Commercial:
Sports	-	1,408	-	-	-
Other	490	19	150	-	-
Consumer	38	-	-	-	-

Total	$200,381	$25,455	$31,051	$-	$-

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$55,613	$631	$1,489	$-	$-
Five or more units	73,673	5,250	4,427	-	-
Commercial real estate	25,605	2,541	12,921	57	-
Church	33,532	19,502	23,220	-	-
Construction	462	-	273	-	-
Commercial:
Sports	-	1,711	-	-	-
Other	1,877	141	166	-	-
Consumer	35	-	-	-	-

Total	$190,797	$29,776	$42,496	$57	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 6 – Real Estate Owned

Real estate owned, net at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Commercial real estate	$173	$3,090
Church	2,045	5,619

Gross real estate owned	2,218	8,709
Less valuation allowance	(134)	(546)

Real estate owned, net	$2,084	$8,163

Real estate owned activity was as follows:

	2013	2012
	(In thousands)
Beginning balance	$8,709	$7,046
Loans transferred to real estate owned	3,041	10,150
Direct write-downs	(1,002)	(1,019)
Sales of real estate owned	(8,530)	(7,468)

Ending balance	$2,218	$8,709

Activity in the valuation allowance was as follows:

	2013	2012
	(In thousands)
Beginning valuation allowance	$(546)	$(347)
Additions charged to expense	(590)	(1,218)
Direct write-downs	1,002	1,019

Ending valuation allowance	$(134)	$(546)

Expenses related to foreclosed assets include:

	2013	2012
	(In thousands)
Net gains on sales	$(112)	$(292)
Provision for unrealized losses	590	1,218
Operating expenses	301	592

Total	$779	$1,518

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

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

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

December 31, 2013 and 2012

the Company. Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$-	$9,397	$-	$9,397

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$-	$13,378	$-	$13,378

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2013 or 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Assets Measured on a Non- Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Non-performing loans receivable held-for-sale:
One-to-four units	$-	$6,656
Five or more units	-	1,956
Church	-	1,556
Impaired loans carried at fair value of collateral:
One-to-four units	1,245	1,284
Five or more units	900	1,679
Commercial real estate	1,391	3,385
Church	9,024	6,649
Real estate owned:
Commercial real estate	151	2,752
Church	1,933	5,411

The following table provides information regarding gains (losses) recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2013 and 2012.

	For the year ended December 31,
	2013	2012
Non-performing loans receivable held-for-sale	$(471)	$109
Impaired loans carried at fair value of collateral	(1,233)	(2,677)
Real estate owned	(590)	(1,218)

Total	$(2,294)	$(3,786)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans – one-to-four units	$1,245	Sales comparison approach	Adjustment for differences between the comparable sales	-6% to 6% (-1%)
Impaired loans – five or more units	900	Sales comparison approach	Adjustment for differences between the comparable sales	-15% to 1% (-9%)
		Income approach	Capitalization rate	8% to 9% (8.59%)
Impaired loans – commercial real estate	1,391	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 0% (-1%)
		Income approach	Capitalization rate	4.5% to 8% (7.06%)
Impaired loans – church	9,024	Sales comparison approach	Adjustment for differences between the comparable sales	-21% to 9% (-1%)
		Income approach	Capitalization rate	6.75%
Real estate owned – commercial real estate	151	Sales comparison approach	Adjustment for differences between the comparable sales	3% (3%)
		Income approach	Capitalization rate	10%
Real estate owned – church	1,933	Sales comparison approach	Adjustment for differences between the comparable sales	-7% to 7% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Nonperforming loans held for sale – one-to-four units	$6,656	Sales comparison approach	Adjustment for differences between the comparable sales	-30% to 23% (-8%)
Nonperforming loans held for sale – five or more units	1,956	Sales comparison approach	Adjustment for differences between the comparable sales	-13% to 17% (2%)
		Income approach	Capitalization rate	6% to 8.5% (7.54%)
Nonperforming loans held for sale – church	1,556	Sales comparison approach	Adjustment for differences between the comparable sales	-27% to 29% (1%)
Impaired loans – one-to-four units	1,284	Sales comparison approach	Adjustment for differences between the comparable sales	-5% to 18% (9%)
Impaired loans – five or more units	1,679	Sales comparison approach	Adjustment for differences between the comparable sales	-26% to 16% (-4%)
		Income approach	Capitalization rate	6.5% to 9% (7.45%)
Impaired loans – commercial real estate	3,385	Sales comparison approach	Adjustment for differences between the comparable sales	-17% to -1% (-9%)
		Income approach	Capitalization rate	7% to 9% (7.75%)
Impaired loans – church	6,649	Sales comparison approach	Adjustment for differences between the comparable sales	-45% to 8% (-20%)
		Income approach	Capitalization rate	6.75% to 8% (7.50%)
Real estate owned – commercial real estate	2,752	Sales comparison approach	Adjustment for differences between the comparable sales	-67% to 1% (-23%)
		Income approach	Capitalization rate	8% to 11% (10.14%)
Real estate owned – church	5,411	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 7% (1%)
		Income approach	Capitalization rate	11.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,196	$58,196	$-	$-	$58,196
Securities available-for-sale	9,397	-	9,397	-	9,397
Loans receivable held for investment	247,847	-	-	248,167	248,167
Federal Home Loan Bank stock	3,737	N/A	N/A	N/A	N/A
Accrued interest receivable	1,107	-	27	1,080	1,107
Financial Liabilities:
Deposits	$(214,405)	$-	$(209,656)	$-	$(209,656)
Federal Home Loan Bank advances	(79,500)	-	(82,840)	-	(82,840)
Junior subordinated debentures	(6,000)	-	-	(2,167)	(2,167)
Senior debt	(2,923)	-	-	(1,429)	(1,429)
Accrued interest payable	(718)	-	(63)	(608)	(671)
Advance payments by borrowers for taxes and insurance	(776)	-	(776)	-	(776)

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$64,360	$64,360	$-	$-	$64,360
Securities available-for-sale	13,378	-	13,378	-	13,378
Loans receivable held for sale	19,051	-	-	19,051	19,051
Loans receivable held for investment	251,723	-	-	252,043	252,043
Federal Home Loan Bank stock	3,901	N/A	N/A	N/A	N/A
Accrued interest receivable	1,250	-	42	1,208	1,250
Financial Liabilities:
Deposits	$(257,071)	$-	$(253,155)	$-	$(253,155)
Federal Home Loan Bank advances	(79,500)	-	(84,769)	-	(84,769)
Junior subordinated debentures	(6,000)	-	-	(4,852)	(4,852)
Senior debt	(5,000)	-	-	(4,205)	(4,205)
Accrued interest payable	(1,941)	-	(87)	(1,527)	(1,614)
Advance payments by borrowers for taxes and insurance	(711)	-	(711)	-	(711)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

(g) Junior Subordinated Debentures and Senior Debt

The fair values of the Company's junior subordinated debentures and senior debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate their fair value and are classified the same as the related asset.

(i) Accrued Interest Payable

The carrying amounts of accrued interest on deposits and Federal Home Loan Bank advances approximate their fair value. The carrying amounts of accrued interest on junior subordinated debentures and senior debt are estimated by applying a discount similar to the related debt. The fair values of accrued interest are classified the same as the related liability.

Note 8 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2013	2012
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,126	3,949
Furniture, fixtures and equipment	2,140	2,091

	5,838	6,612
Less accumulated depreciation	(3,113)	(3,995)

Office properties and equipment, net	$2,725	$2,617

Depreciation expense was $214 thousand and $306 thousand for 2013 and 2012. During 2012, the main office building, which had a carrying amount of $1.7 million, was sold at a $2.5 million gain.

At December 31, 2013, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $458 thousand for 2013 and $373 thousand for 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Rent commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2014	$335	$39	$374
2015	379	39	418
2016	397	35	432
2017	409	34	443
2018	459	17	476
Thereafter	1,122	-	1,122

Total	$3,101	$164	$3,265

Note 9 – Deposits

Deposits are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
NOW account and other demand deposits	$12,006	$11,706
Non-interest bearing demand deposits	18,951	21,513
Money market deposits	15,494	16,829
Passbook	37,900	37,055
Certificates of deposit	130,054	169,968

Total	$214,405	$257,071

At December 31, 2013 and 2012, brokered deposits totaled $1.5 million and $2.9 million, respectively.

Certificates of deposit of $100 thousand or more were $92.0 million and $121.2 million at year end 2013 and 2012.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2014	$74,608
2015	37,461
2016	10,294
2017	7,054
2018	634
Thereafter	3

$130,054

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 10 – Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2013
Maturities October 2014 to December 2017, fixed rates at rates from 0.54% to 4.70%, averaging 1.53%	$79,500

December 31, 2012
Maturities January 2014 to December 2017, fixed rates at rates from 0.91% to 4.70%, averaging 2.31%	$79,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $159.6 million of first mortgage loans and $8.1 million of residential mortgage-backed securities at year-end 2013 and $185.0 million of first mortgage loans at year-end 2012 under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of $100.0 million, the Company is eligible to borrow up to an additional $20.5 million at year-end 2013.

Required payments over the next five years are as follows:

Amount
(In thousands)
2014	$2,500
2015	33,500
2016	7,000
2017	36,500
2018	-
Thereafter	-

$79,500

Note 11 – Junior Subordinated Debentures and Senior Debt

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. The Debentures matured on March 17, 2014 and interest is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.78% at December 31, 2013. The Company stopped paying interest on the Debentures in September 2010 and the accrued interest on the Debentures was $656 thousand as of December 31, 2013. Under the Order applicable to the Company discussed in Note 2, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior line of credit described below. Subsequent to the end

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

of 2013 the Company submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and up to $900 thousand, or 15%, of the principal at face value. This proposal was approved by the requisite holders of senior securities of the trust on February 28, 2014, subject to several conditions, including approval by the Company's regulators and senior lender, raising at least $6 million of additional equity capital that will be used in part to make the proposed payments of accrued interest and principal and preparation of a suitable supplemental indenture providing for the modifications to the terms of the Debentures and other applicable documentation. There is no assurance that the Company will be successful in raising the necessary additional capital, obtaining approvals from its regulators and senior lender and satisfying the other conditions to completion of the proposal.

On February 28, 2010, the Company borrowed an aggregate of $5.0 million under its $5.0 million line of credit with another financial institution, and invested all of the proceeds in the equity capital of the Bank. Pursuant to a directive from the FRB and subsequently the Order applicable to the Company discussed in Note 2, the Company has not been permitted to make principal or interest payments on this senior debt since June 2010. The line of credit matured at the end of July 2010, but was not repaid and remains in default. As part of the Recapitalization that closed in August 2013, the Company exchanged 2,575 shares of Series F Common Stock Equivalents with an agreed upon value of $2.6 million for $2.6 million principal amount of this line of credit. In addition, the lender forgave all of the accrued interest, totaling $1.8 million, on the entire amount of the line of credit as of the date of the exchange and modified the terms of the remaining principal amount of $2.4 million. The modified terms for the remaining loan include, among others items, an extension of the maturity of the line of credit to February 22, 2019. In addition the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%. As part of the modification, the Default Rate Margin of 5% has been forgiven. Borrowings under this line of credit continue to be secured by 100% of the Company's investment in the Bank.

Required principal payments over the next five years are as follows:

Amount
(In thousands)
2014	$-
2015	458
2016	581
2017	617
2018	656
Thereafter	113

$2,425

The repayment schedule specifies six quarterly payments of interest only beginning three months following the closing of the Recapitalization, followed by 48 fully amortizing equal monthly payments of principal and interest on the loan beginning 19 months after the closing of the Recapitalization; provided, that each payment on the loan must receive prior approval from the FRB. Failure to make such any payment due to

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an event of default under the revised loan terms.

In accordance with Accounting Standards Codification ("ASC") 470-60 – Troubled Debt Restructurings by Debtors, $1.2 million of the forgiven interest has been recorded as a gain on restructuring in the income statement for the year 2013, and the balance of the forgiven interest ($535 thousand) has been added to the principal balance of the line of credit that remains outstanding after consummation of the Recapitalization. Furthermore, any future payments made on the remaining loan amount pursuant to the modified terms shall be applied to the carrying amount of the loan payable, and no interest expense will be recorded on the modified loan between the date that it was restructured (i.e., the closing of the Recapitalization) and the new maturity of the modified loan provided that the floating rate on the remaining modified loan does not exceed the floor of 6%. As of December 31, 2013, the remaining unamortized deferred gain on restructuring was $498 thousand.

Note 12 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $84 thousand and $89 thousand for 2013 and 2012.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan ("ESOP") after attaining certain age and service requirements. At the end of employment, participants will receive cash or shares at their election for their vested balance. Vesting occurs over seven years. Shares held by the ESOP and allocated to participants were 87,505 at December 31, 2013 and 2012. There were no shares unallocated as of December 31, 2013 and 2012. Dividends on allocated shares increase participant accounts. In addition to shares allocated, the Bank makes discretionary cash contributions to participant accounts. Cash contributions totaled $54 thousand for the year ended December 31, 2013 and $57 thousand for the year ended December 31, 2012. Compensation expense related to the ESOP was $49 thousand for 2013 and $61 thousand for 2012.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its former Chief Executive Officer ("Former CEO") whereby a stipulated amount will be paid to the Former CEO over a period of 15 years beginning on his retirement date in May 2013. Pursuant to the Order applicable to the Company discussed in Note 2, the Company is not permitted to make payments under this deferred compensation agreement. The amount accrued under this agreement was $992 thousand at December 31, 2013 and $921 thousand at December 31, 2012, and was accrued over the period of active employment. Compensation expense was $71 thousand for 2013 and $157 thousand for 2012.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

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

Income tax expense (benefit) was as follows:

	2013	2012
	(In thousands)
Current
Federal	$-	$(29)
State	4	8
Deferred
Federal	(286)	431
State	(267)	(282)
Change in valuation allowance	553	701

Total	$4	$829

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2013	2012
	(In thousands)
Federal statutory rate times financial statement income (loss)	$(101)	$482
Effect of:
State taxes, net of federal benefit	(19)	104
Enterprise zone net interest deduction	(285)	(356)
Earnings from bank owned life insurance	(28)	(32)
Low income housing credits	(211)	(167)
Change in valuation allowance	553	701
Other, net	95	97

Total	$4	$829

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Year-end deferred tax assets and liabilities were due to the following:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,040	$3,235
Accrued liabilities	120	191
State income taxes	42	40
Deferred compensation	407	404
Stock compensation	270	251
Real estate owned	157	623
Unrealized gain/loss on loans held for sale	-	131
Net operating loss carryforward	6,752	5,767
Non-accrual loan interest	485	501
Basis difference on fixed assets	109	117
Partnership investment	27	-
General business credit	725	470
Alternative minimum tax credit	113	113
Other	28	29

Total deferred tax assets	12,275	11,872

Deferred tax liabilities:
Deferred loan fees/costs	(1,699)	(1,754)
Net unrealized appreciation on available-for-sale securities	(198)	(295)
FHLB stock dividends	(574)	(644)
Mortgage servicing rights	(50)	(58)
Partnership investment	-	(5)
Prepaid expenses	(69)	(82)

Total deferred tax liabilities	(2,590)	(2,838)
Valuation allowance	(9,685)	(9,034)

Net deferred tax assets	$-	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $9.7 million was required as of December 31, 2013, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.0 million and $0 net deferred tax assets as of December 31, 2012.

As of December 31, 2013, the Company has federal net operating loss carryforwards of $13.3 million, expiring beginning in 2031 through 2033 and California net operating loss carryforwards of $31.1 million, expiring beginning in 2029 through 2033. The Company also has federal general business credit of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

$725 thousand, expiring beginning in 2030 through 2033, and alternative minimum tax credit carryforwards of $113 thousand, which can be carried forward indefinitely.

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryovers, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholder's treated as 5% or more shareholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% shareholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 related to the recapitalization occurred on August 22, 2013, and has determined that the Company did not undergo an ownership change and any potential limitations imposed under Section 382 do not apply.

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2013 and 2012. If the Bank were liquidated, or otherwise ceases to be a bank, or if tax laws were to change, this amount would be expensed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$431	$323
Additions based on tax positions related to the current year	86	108
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	(29)	-
Settlements	-	-

Balance at end of year	$488	$431

Of this total, $488 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Prior to 2013, the Company recognized interest and/or penalties related to income tax matters in income tax expense. Beginning in 2013, interest related to income tax matters is recorded as interest expense. During 2013 and 2012, $3 thousand and $4 thousand were accrued for potential interest related to these unrecognized tax benefits.

Federal tax years 2010 through 2013 remain open for the assessment of Federal income tax. California tax years 2009 through 2013 remain open for the assessment of California income tax. The Company is currently under examination by federal Internal Revenue Service ("IRS") for the 2010 tax year and

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The IRS and FTB have issued and the Company has responded to the standard initial Information Documentation Requests. The IRS and FTB have not yet raised any issues.

Note 14 – Stock-Based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan ("2008 LTIP"), which was approved by the stockholders. The 2008 LTIP replaced the Company's 1996 Long-Term Incentive Plan ("1996 LTIP") and 1996 Stock Option Plan ("Stock Option Plan"), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company's non-employee directors and certain officers and employees for up to 2,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant; those option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during 2013 and 2012. The Company recorded $45 thousand and $81 thousand of stock-based compensation expense for 2013 and 2012, respectively.

A summary of the activity in the plans for 2013 follows:

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	173,750	$6.19	1,428	$10.49	175,178	$6.23
Forfeited or expired	(80,000)	7.65	(1,428)	10.49	(81,428)	7.70

Outstanding at December 31, 2013	93,750	$4.94	-	$-	93,750	$4.94

Vested or expected to vest	93,750	$4.94	-	$-	93,750	$4.94

Exercisable at December 31, 2013	78,750	$4.94	-	$-	78,750	$4.94

At December 31, 2013, options outstanding and options exercisable had a weighted average remaining contractual term of 5.1 years. Options outstanding and options exercisable had no intrinsic value at December 31, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

There were no options exercised during 2013 and 2012. Unrecognized compensation cost related to nonvested stock options granted under the plans totaled $11 thousand as of December 31, 2013. The cost is expected to be recognized over a period of 3 months.

Note 15 – Regulatory Capital Matters

The Bank is subject to regulatory capital requirements now administered by the OCC, which is the statutory successor under the Dodd-Frank Act to the former Office of Thrift Supervision, or OTS. The capital requirements involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

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

On October 30, 2013, the Bank entered into a Consent Order with the OCC that superseded the cease and desist order applicable to the Bank that had been in effect since September 2010. The Consent Order raises the minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets.

The Bank met the minimum capital requirements at December 31, 2013 and 2012 to conform to the general regulatory definition of "well-capitalized" under the current prompt corrective action regulations, as well as the higher capital standards under the Consent Order at December 31, 2013 and the cease and desist order at December 31, 2012. However it cannot be considered well-capitalized while under the Consent Order. Actual required capital amounts and ratios at December 31, 2013 and December 31, 2012, together with the higher capital requirements that the Bank is required to meet under the Consent Order and the former cease and desist order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Tier 1(Core) Capital to risk weighted assets	$34,035	15.65%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Cease and Desist Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012:
Tangible Capital to adjusted total assets	$32,936	8.82%	$5,603	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$32,936	8.82%	$14,940	4.00%	$29,881	8.00%
Tier 1(Core) Capital to risk weighted assets	$32,936	13.12%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,183	14.41%	$20,090	8.00%	$30,135	12.00%

Note 16 – Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk for credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2013	2012
	(In thousands)
Commitments to make loans – variable rates	$850	$141
Unused lines of credit – variable rates	255	399

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2013, loan commitments consisted of one multi-family residential loan with an initial five year interest rate of 3.875%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 17 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2013	2012
	(In thousands)
Assets
Cash and cash equivalents	$1,231	$120
Investment in bank subsidiary	34,127	33,268
Other assets	2	340

Total assets	$35,360	$33,728

Liabilities and stockholders' equity
Junior subordinated debentures	$6,000	$6,000
Senior debt	2,923	5,000
Accrued interest payable	656	1,854
Dividends payable	-	2,104
Due to bank subsidiary	-	521
Other liabilities	191	242
Stockholders' equity	25,590	18,007

Total liabilities and stockholders' equity	$35,360	$33,728

Condensed Statements of Operations
Years ended December 31,

	2013	2012
	(In thousands)
Interest income	$-	$-
Interest expense	(557)	(743)
Gain on restructuring of debt	1,221	-
Other expense	(815)	(542)

Loss before income tax and undistributed subsidiary income (loss)	(151)	(1,285)
Income taxes benefit (expense)	(2)	-
Equity in undistributed subsidiary income (loss)	(148)	1,873

Net income (loss)	$(301)	$588

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Condensed Statements of Cash Flows
Years ended December 31,

	2013	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(301)	$588
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	148	(1,873)
Gain on restructuring of debt	(1,221)	-
Change in other assets	338	(113)
Change in accrued interest payable	557	-
Change in other liabilities	(50)	830

Net cash used in operating activities	(529)	(568)

Cash flows from investing activities
Investment in bank subsidiary	(1,200)	-

Net cash used in investing activities	(1,200)	-

Cash flows from financing activities
Reduction in amount due to bank subsidiary	(521)	(153)
Net proceeds from issuance of common stock and recapitalization	3,398	-
Repayments on senior debt	(37)	-
Proceeds from reissuance of treasury stock	-	200

Net cash provided by financing activities	2,840	47

Net change in cash and cash equivalents	1,111	(521)
Beginning cash and cash equivalents	120	641

Ending cash and cash equivalents	$1,231	$120

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 18 – Loss Per Common Share

The factors used in the loss per common share computation follow:

	2013	2012
	(Dollars in thousands, except share and per share)
Basic
Net income (loss)	$(301)	$588
Less: Preferred stock dividends and accretion	(779)	(1,281)

Loss allocable to common stockholders	$(1,080)	$(693)

Weighted average common shares outstanding	8,511,610	1,807,911

Loss per common share – basic	$(0.13)	$(0.38)

Diluted
Net income (loss)	$(301)	$588
Less: Preferred stock dividends and accretion	(779)	(1,281)

Loss allocable to common stockholders	$(1,080)	$(693)

Weighted average common shares outstanding for basic earnings per common share	8,511,610	1,807,911
Add: dilutive effects of assumed exercises of stock options	-	-

Average shares and dilutive potential common shares	8,511,610	1,807,911

Loss per common share – diluted	$(0.13)	$(0.38)

Stock options for 93,750 shares and 175,178 shares of common stock were not considered in computing diluted earnings per common share for 2013 and 2012, respectively, because they were anti-dilutive.