Form 10-K/A
period 2013-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2014-05-05
CIK 1001171

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5055 Wilshire Boulevard Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1700
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

EXPLANATORY NOTE

        This amendment is being filed to provide the information required by Part III of Form 10-K because the Company's proxy statement for the 2014 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company's 2013 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2013.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The Board of Directors (the "Board") of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. A. Odell Maddox, Daniel A. Medina and Virgil Roberts has a term of office expiring at the 2014 Annual Meeting of Stockholders. Messrs. Maddox, Medina and Roberts are expected to be nominated for election to serve for additional terms as directors at the Company's 2014 Annual Meeting of Stockholders.

        The following table sets forth the names and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2013	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
A. Odell Maddox	67	1986	2014	Director
Daniel A. Medina	56	1997	2014	Director
Virgil Roberts	66	2002	2014	Director and Chairman
CONTINUING DIRECTORS:
Wayne-Kent A. Bradshaw	66	2012	2015	President, CEO and Director
Kellogg Chan	74	1993	2015	Director
Paul C. Hudson	65	1985	2015	Director
Robert C. Davidson, Jr.	68	2003	2016	Director
Javier León	48	2007	2016	Director

        The following is a brief description of the business experience of the nominees and continuing directors for at least the past five years and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Also set forth below for each director and nominee is a description of the specific experience, qualifications, attributes or skills that led to the Board's conclusion that such person should serve as a director of the Company.

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

        Virgil Roberts has been Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry, since 1996. He currently serves on the Board of Directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio and the James Irvine Foundation.

        Mr. Roberts is the Chairman of the Board of Directors of the Company and the Bank. Mr. Roberts' qualifications to serve on the Board include his extensive legal and business experience and community leadership. Mr. Roberts serves on a number of local community boards and provides leadership to local community groups. Mr. Roberts serves as the Chair of the Company's Nominating Committee. Mr. Roberts brings leadership, management and regulatory experience to the Board.

Continuing Directors

        Wayne-Kent A. Bradshaw is the President and Chief Executive Officer of the Company and the Bank. He joined the Company in February of 2009 as the President and Chief Operating Officer. Mr. Bradshaw was elected to serve as a director of both the Company and the Bank in September 2012. Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009. He was President and Chief Executive Officer of the Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the State Banking Department from 1981 to 1983. Mr. Bradshaw has served on many community and educational boards. He most recently served on the Board of California State University Northridge, Northridge Hospital Medical Center and California Community Reinvestment Corporation.

        Mr. Bradshaw has over 44 years of experience in financial management and banking. Mr. Bradshaw has the proven ability to plan and implement programs which optimize opportunities to accelerate profitable growth in highly competitive environments. He has extensive experience in community banking, commercial banking and as a bank regulator.

        Kellogg Chan served as the Chairman and Chief Executive Officer of Universal Bank, f.s.b from 1994 to 1995 and President and Chief Executive Officer of East-West Bank from 1976 to 1992. Mr. Chan is retired and has been a member of the Board since 1993.

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

        Paul C. Hudson is past Chairman of the Board of Directors of the Company and the Bank. Mr. Hudson joined the Bank in 1981, was elected to the Board in 1985 and has served in various positions at the Bank and Company. Mr. Hudson currently serves on several nonprofit boards, including the Center for Social Inclusion (Chairman), Ebony Repertory Theater (Chairman), African American Board Leadership Institute and the Tuskegee Airmen Scholarship Foundation.

        Mr. Hudson has over 30 years of executive management experience with the Company and the Bank. He is responsible for developing the Company from a relatively small mutual thrift institution into one of the largest publicly traded African American thrift institutions in the United States. He has extensive knowledge of the history of the Bank and the markets in which it operates. He received a bachelor's degree from University of California Berkeley and a juris doctorate degree from University of California Berkeley School of Law.

        Robert C. Davidson, Jr.    is the retired Chairman and CEO of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, which became one of the top African American-owned manufacturing companies in California. Previously, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently serves on the boards of Morehouse College (Chairman), Art Center College of Design (Chairman), Jacobs Engineering Group, Inc. (a publicly traded professional service company), Cedars-Sinai Medical Center and the University Of Chicago Graduate School Of Business Advisory Council.

        Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium sized businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with and extensive knowledge of the Company and of the markets and communities in which the Company operates.

        Javier León is a Managing Partner at SFS LLC, a sports financial solutions group in charge of managing two investment funds with a focus on acquiring "soccer" related assets. The group operates primarily in the U.S. and Mexican markets. From 2008 to 2013, Mr. León was the Managing Director of Andell Sports Group, which oversees the sports and related assets of Andell Holdings, a private investment firm. Mr. León was in charge of the business and operations of the Chicago Fire, a professional soccer team. Prior to joining Andell Sports Group, Mr. León served as the Chief Executive Officer of Chivas USA Enterprises in Los Angeles from 2004 to 2007. Mr. León was a Managing Director in investment banking for Merrill Lynch, Deutsche Bank and ING-Barings from 1992 to 2004. He received a bachelor's degree from Claremont McKenna College and a Masters of International Management from the University of California at San Diego.

        Mr. Leon has extensive experience in managing, planning for and operating businesses. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial reporting and analysis. He also has experience in the capital markets and in the areas of strategic planning and marketing, including marketing to Hispanic communities.

Executive Officers

        The following table sets forth information with respect to current executive officers of the Company and the Bank who are not directors. Officers of the Company and the Bank serve at the discretion of, and are elected annually, by the respective Boards of Directors.

Name	Age(1)	Principal Occupation during the Past Five Years
Brenda Battey	56	Senior Vice President / Chief Financial Officer of the Company since June 2013 and the Bank since April 2013. Senior Vice President / Senior Controller at Bank of Manhattan from September 2011 to June 2012. Senior Vice President / Controller at Community Bank from February 2010 to September 2010. Senior Vice President / Controller of First Federal Bank of California from 1997 to 2009.
Norman Bellefeuille	61	Senior Vice President / Chief Loan Officer of the Company since July 2012. Lending Division Manager at Luther Burbank Savings from 2005 to July 2012.

(1)
As of December 31, 2013

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to report to the SEC their initial ownership of shares of the Company's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed in this Proxy Statement. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

        Based solely on our review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than 10% stockholders were timely met.

Code of Ethics

        The Board has adopted a Code of Ethics (the "Code") for the Company's directors and executive officers. Our directors and executive officers are expected to adhere at all times to the Code. Stockholders may obtain a copy of the Code, free of charge, upon written request to: Broadway Financial Corporation, 5055 Wilshire Boulevard Suite 500, Los Angeles, California 90036, Attention: Daniele Johnson.

Audit Committee

        The Company has a separately-designated standing Audit Committee. The Audit Committee consists of Messrs Maddox (Chairman), Chan and Hudson. The Audit Committee is responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for the engagement and oversight of the Company's independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Mr. Chan meets the definition of "audit committee financial expert," as defined by the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Tables

        The Summary Compensation Table includes information concerning the compensation paid to or earned by each of the persons who were executive officers of the Company during its latest fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	All Other Compensation(2)	Total ($)
Wayne-Kent A. Bradshaw	2013	$275,000	$45,674	$320,674
Chief Executive Officer	2012	$272,292	$47,045	$319,337
	2011	$210,000	$36,587	$246,587
Brenda J. Battey(3)	2013	$96,057	$10,811	$106,868
Chief Financial Officer
Norman Bellefeuille(4)	2013	$195,000	$35,716	$230,716
Chief Loan Officer	2012	$93,125	$12,347	$105,472

(1)
Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.

(2)
Includes amounts paid by the Company to the 401(k) account of the named executive officer, and estimated allocations under our Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and phone allowances, and premiums paid for medical, dental and group term life insurance policies.

(3)
Ms. Brenda J. Battey commenced her employment as the Company's Chief Financial Officer in June 2013.

(4)
Mr. Norman Bellefeuille commenced his employment as the Bank's Chief Loan Officer in July 2012.

        The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2013.

Outstanding Equity Awards at December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)
Wayne K. Bradshaw	45,000	30,000	$4.98	03/18/19

(1)
The stock options shown are immediately exercisable.

(2)
The stock options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.

(3)
Based upon the fair market value of a share of Common Stock on the date of grant.

(4)
The stock options shown expire ten years after the date of grant.

Director Compensation

        Members of the Board of Directors of Broadway Financial Corporation do not receive separate compensation for their service on the Board of Directors of Broadway Federal Bank.

        For the year ended December 31, 2013, each member of the Board of Directors of Broadway Financial Corporation received $1,000 per meeting for attending monthly board meetings and special meetings. The Chairman of the Board of Directors received an additional annual retainer of $5,000. Committee members received an additional annual retainer of $6,000. Committee Chairs received an additional annual retainer of $3,000.

        The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Kellogg Chan	$24,000	-	$24,000
Robert C. Davidson	$24,000	$19,355	$43,355
Paul C. Hudson	$11,000	10,825	$21,825
Javier León	$19,000	-	$19,000
A. Odell Maddox	$25,000	-	$25,000
Daniel Medina	$25,000	-	$25,000
Virgil Roberts	$30,000	-	$30,000

(1)
Includes payments of annual retainer fees, fees paid to chairmen and members of Board committees, and meeting attendance fees.

(2)
Includes premiums paid for medical, dental and group term life insurance.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of December 31, 2013 concerning the shares of the Company's Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock, each director, each Named Executive Officer, and all current directors and executive officers as a group.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
United States Department of the Treasury	10,146,000	51.96%
CJA Private Equity Restructuring Master Fund I L.P. (1)	1,935,500	9.91%
BBCN Bancorp, Inc. (2)	1,925,000	9.86%
Directors and Executive Officers:
Wayne-Kent A. Bradshaw (3)	79,329	0.41%
Paul C. Hudson (4)	80,979	0.41%
Kellogg Chan (5)	43,139	0.22%
Robert C. Davidson, Jr. (5)(6)	28,516	0.15%
Javier León (5)	3,125	0.02%
A. Odell Maddox (5)(7)	38,250	0.20%
Daniel A. Medina (5)(8)	29,272	0.15%
Virgil Roberts (5)(9)	32,079	0.16%
Brenda J. Battey	-	0.00%
Norman Bellefeuille (10)	52,500	0.27%
All current directors and executive officers as a group (10 persons)	387,189	1.98%

(1)
Information based upon Schedule 13D, filed on August 30, 2013 with the SEC by CJA Private Equity Restructuring Master Fund I L.P. ("CJA"). The address for CJA is 654 Madison Avenue, Suite 601, New York, NY 10065. CJA is an affiliate of Gapstow Capital Partners located at 654 Madison Avenue, Suite 601, New York, NY 10065.

(2)
Includes holdings of BBCN Bancorp, Inc. and its subsidiary BBCN Bank. The address for BBCN Bancorp, Inc. is 3731 Wilshire Boulevard, Suite 1000, Los Angeles, CA 90010.

(3)
Includes 98 allocated shares under the Employee Stock Ownership Plan ("ESOP"), and 60,000 shares subject to options granted under the Company's 2008 Long Term Incentive Plan (the "LTIP"), which options are all currently exercisable as of December 31, 2013.

(4)
Includes 17,912 allocated shares under the ESOP.

(5)
Includes 3,125 shares subject to options granted under the LTIP, which options are all currently exercisable as of December 31, 2013.

(6)
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

(10)
Includes 52,500 shares held jointly with spouse with whom voting and investment power are shared.

        The Company has 698,200 shares outstanding of non-voting common stock that are not reflected in the table above and that are held by the National Community Investment Fund, which is the beneficial owner of 952,000 shares of common stock, constituting 4.88% of the total number of outstanding shares of voting common stock. The non-voting common stock may be converted to common stock, only upon sale to third parties that are not affiliated with such holder.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Company's current loan policy provides that all loans made by the Company or its subsidiaries to its directors and executive officers must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2013, the Company did not have any loans to related party and affiliates.

Director Independence

        We have adopted standards for director independence pursuant to Nasdaq Stock Market listing standards. The Board considered relationships, transactions and/or arrangements with each of its directors and determined that all seven of the Company's non-employee directors are "independent" under applicable Nasdaq Stock Market listing standards and SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee approves each engagement before the Company's independent accountants are engaged to render non-audit services for the Company or the Bank. The Audit Committee also preapproved all of the audit and audit-related services provided by Crowe Horwath LLP for the year ended December 31, 2013 and 2012. The following table sets forth the aggregate fees billed to us by Crowe Horwath LLP for the years indicated.

	2013	2012
	(In thousands)
Audit fees (1)	$192	$186
Audit-related fees (2)	16	-

Total fees	$208	$186

(1)
Aggregate fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements included in the Company's Annual Report on Form 10-K and for the reviews of the Company's consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.
(2)
Consultation fees billed for professional services rendered for the review of the Recapitalization transactions described elsewhere in this annual report and Registration Statement on Form S-1 filed with the SEC by the Company relating to possible resales of common stock received by certain investors in the Recapitalization.

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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	May 5, 2014