Form 10-Q
period 2014-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2014-05-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, 19,548,959 shares of the Registrant’s common stock and 698,200 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$6,940	$8,241
Federal funds	40,550	49,955
Cash and cash equivalents	47,490	58,196
Securities available-for-sale, at fair value	19,366	9,397
Loans receivable held for investment, net of allowance of $10,091 and $10,146	249,954	247,847
Accrued interest receivable	1,149	1,107
Federal Home Loan Bank (FHLB) stock	3,737	3,737
Office properties and equipment, net	2,842	2,725
Real estate owned (REO)	2,482	2,084
Bank owned life insurance	2,772	2,756
Investment in affordable housing limited partnership	1,261	1,309
Other assets	4,026	3,323
Total assets	$335,079	$332,481

Liabilities and stockholders’ equity

Liabilities:
Deposits	$209,671	$214,405
FHLB advances	79,500	79,500
Junior subordinated debentures	6,000	6,000
Senior debt	2,885	2,923
Accrued interest payable	731	718
Advance payments by borrowers for taxes and insurance	379	776
Other liabilities	9,344	2,569
Total liabilities	308,510	306,891

Stockholders’ Equity:
Preferred Stock, $.01 par value, authorized 1,000,000 shares	$-	$-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2014 and December 31, 2013; issued 19,630,473 shares at March 31, 2014 and December 31, 2013; outstanding 19,526,482 shares at March 31, 2014 and December 31, 2013	196	196
Common stock, $.01 par value, non-voting, authorized 5,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding 698,200 shares at March 31, 2014 and December 31, 2013	7	7
Additional paid-in capital	35,715	35,704
Accumulated deficit	(8,079)	(9,068)
Accumulated other comprehensive income, net of taxes of $400 at March 31, 2014 and December 31, 2013	59	80
Treasury stock-at cost, 103,991 shares at March 31, 2014 and December 31, 2013	(1,329)	(1,329)
Total stockholders’ equity	26,569	25,590
Total liabilities and stockholders’ equity	$335,079	$332,481

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,626	$3,887
Interest on mortgage backed and other securities	64	89
Other interest income	106	48
Total interest income	3,796	4,024

Interest expense:
Interest on deposits	461	624
Interest on borrowings	537	712
Total interest expense	998	1,336

Net interest income before provision for (recapture of) loan losses	2,798	2,688
Provision for (recapture of) loan losses	(1,082)	-
Net interest income after provision for (recapture of) loan losses	3,880	2,688

Non-interest income:
Service charges	118	142
Loan servicing fees, net	(6)	6
Net gains on sales of loans	-	16
Net gains (losses) on sales of REO	(3)	8
Other	224	49
Total non-interest income	333	221

Non-interest expense:
Compensation and benefits	1,588	1,454
Occupancy expense, net	284	340
Information services	219	217
Professional services	424	182
Provision for losses on loans held for sale	-	470
Provision for losses on REO	4	-
FDIC insurance	174	202
Office services and supplies	102	105
Other	426	550
Total non-interest expense	3,221	3,520

Income (loss) before income taxes	992	(611)
Income tax expense	3	5
Net income (loss)	$989	$(616)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities available for sale	$(21)	$(18)
Income tax effect	-	-
Other comprehensive income (loss), net of tax	(21)	(18)

Comprehensive income (loss)	$968	$(634)

Net income (loss)	$989	$(616)
Dividends and discount accretion on preferred stock	-	(315)
Income (loss) available to common shareholders	$989	$(931)

Earnings (loss) per common share-basic	$0.05	$(0.49)
Earnings (loss) per common share-diluted	$0.05	$(0.49)
Dividends declared per share-common stock	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$989	$(616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recapture of) loan losses	(1,082)	-
Provision for losses on loans held for sale	-	470
Provision for losses on REO	4	-
Depreciation	55	52
Net amortization of deferred loan origination costs	34	62
Net amortization of premiums on mortgage-backed securities	5	10
Amortization of investment in affordable housing limited partnership	48	55
Stock-based compensation expense	11	20
Earnings on bank owned life insurance	(16)	(16)
Net losses (gains) on sales of REO	3	(8)
Net gains on sales of loans	-	(16)
Net change in accrued interest receivable	(42)	74
Net change in other assets	(703)	1,269
Net change in accrued interest payable	13	230
Net change in other liabilities	282	(393)
Net cash provided by (used in) operating activities	(399)	1,193

Cash flows from investing activities:
Net change in loans receivable held for investment	(2,630)	9,104
Proceeds from sales of loans receivable held for sale	-	9,322
Principal repayments on loans receivable held for sale	-	143
Available-for-sale securities:
Purchases	(3,970)	-
Maturities, prepayments and calls	468	1,170
Proceeds from sales of REO	1,166	152
Net redemption of FHLB stock	-	164
Additions to office properties and equipment	(172)	(32)
Net cash provided by (used in) investing activities	(5,138)	20,023

Cash flows from financing activities:
Net change in deposits	(4,734)	(9,423)
Repayments on FHLB advances	(8,000)	-
Proceeds from FHLB advances	8,000	-
Repayments on senior debt	(38)	-
Net change in advance payments by borrowers for taxes and insurance	(397)	(379)
Net cash used in financing activities	(5,169)	(9,802)

Net change in cash and cash equivalents	(10,706)	11,414
Cash and cash equivalents at beginning of period	58,196	64,360
Cash and cash equivalents at end of period	$47,490	$75,774

Supplemental disclosures of cash flow information:
Cash paid for interest	$984	$1,106
Cash paid for income taxes	$-	$3

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$1,571	$1,275
Transfers of loans receivable from held for investment to held for sale	$-	$6,174
Payable for purchases of securities	$6,493	$-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net earnings or stockholders’ equity.

Recent Accounting Pronouncements

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except that to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  Adopting this standard did not have a material effect on the Company’s operating results or financial condition.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

NOTE (2) – Earnings (Loss) Per Share of Common Stock

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
	(In thousands, except share and per share)
Basic
Net income (loss)	$989	$(616)
Less: Preferred stock dividends and accretion	-	(315)
Income (loss) available to common stockholders	$989	$(931)

Weighted average common shares outstanding	20,224,682	1,917,422

Earnings (loss) per common share - basic	$0.05	$(0.49)

Diluted
Net income (loss)	$989	$(616)
Less: Preferred stock dividends and accretion	-	(315)
Income (loss) available to common stockholders	$989	$(931)

Weighted average common shares outstanding	20,224,682	1,917,422
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares - fully diluted	20,224,682	1,917,422

Earnings (loss) per common share - diluted	$0.05	$(0.49)

Stock options for 93,750 and 164,178 shares of common stock were not considered in computing diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:	(In thousands)
Residential mortgage-backed	$16,985	$507	$(42)	$17,450
U.S. Government and federal agency	$1,922	$-	$(6)	$1,916
Total available-for-sale securities	$18,907	$507	$(48)	$19,366
December 31, 2013:
Residential mortgage-backed	$8,917	$480	$-	$9,397
Total available-for-sale securities	$8,917	$480	$-	$9,397

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at March 31, 2014.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value

	(In thousands)
Within one year	$-	$-
One to five years	-	-
Five to ten years	1,922	1,916
Beyond ten years	-	-
Residential mortgage-backed	16,985	17,450
Total	$18,907	$19,366

At March 31, 2014 and December 31, 2013, securities pledged to secure public deposits and FHLB advances had a carrying amount of $1.3 million and $9.4 million, respectively.  At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the three months ended March 31, 2014, $8.6 million of residential mortgage-backed securities and $1.9 million of U.S. Government and federal agency securities were purchased and were classified as available-for-sale.  There were no sales of securities during the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the Company’s investment securities portfolio consisted of $19.4 million of available-for-sale securities, $7.9 million of which were in an unrealized loss position for less than 12 months.  The majority of unrealized losses are related to the Company’s mortgage-backed securities, which were all issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

NOTE (4) – Loans Receivable Held for Investment

Loans at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate:
One-to-four units	$45,501	$46,459
Five or more units	125,062	113,268
Commercial real estate	24,352	26,697
Church	62,774	67,934
Construction	418	424
Commercial:
Sports	-	1,408
Other	617	659
Consumer	21	38
Total gross loans receivable	258,745	256,887
Loans in process	(60)	(50)
Net deferred loan costs	1,109	901
Unamortized premium	251	255
Allowance for loan losses	(10,091)	(10,146)
Loans receivable, net	$249,954	$247,847

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	(55)	381	(252)	(55)	-	(1,099)	(2)	(1,082)
Recoveries	2	-	-	156	-	1,082	-	1,240
Loans charged off	(3)	-	(9)	(183)	-	(18)	-	(213)
Ending balance	$1,874	$2,107	$1,212	$4,867	$7	$20	$4	$10,091

	Three Months Ended March 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for (recapture of) loan losses	(449)	(361)	(207)	1,029	-	(12)	-	-
Recoveries	259	-	15	7	-	95	-	376
Loans charged off	(36)	(638)	(944)	(177)	-	-	-	(1,795)
Ending balance	$1,834	$1,123	$1,549	$5,677	$8	$250	$9	$10,450

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$377	$141	$194	$1,160	$-	$12	$-	$1,884
Collectively evaluated for impairment	1,497	1,966	1,018	3,707	7	8	4	8,207

Total ending allowance balance	$1,874	$2,107	$1,212	$4,867	$7	$20	$4	$10,091

Loans:

Loans individually evaluated for impairment	$2,880	$3,556	$4,863	$17,419	$-	$138	$-	$28,856
Loans collectively evaluated for impairment	42,621	121,506	19,489	45,355	418	479	21	229,889

Total ending loans balance	$45,501	$125,062	$24,352	$62,774	$418	$617	$21	$258,745

	December 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$382	$143	$206	$1,444	$-	$12	$-	$2,187
Collectively evaluated for impairment	1,548	1,583	1,267	3,505	7	43	6	7,959

Total ending allowance balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146

Loans:

Loans individually evaluated for impairment	$3,053	$4,163	$4,894	$21,243	$-	$150	$-	$33,503
Loans collectively evaluated for impairment	43,406	109,105	21,803	46,691	424	1,917	38	223,384

Total ending loans balance	$46,459	$113,268	$26,697	$67,934	$424	$2,067	$38	$256,887

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

The following table presents information related to loans individually evaluated for impairment by type of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$1,962	$1,276	$-	$2,114	$1,441	$-
Five or more units	1,783	1,698	-	2,690	2,598	-
Commercial real estate	4,864	1,368	-	4,867	1,391	-
Church	10,613	7,432	-	11,806	8,446	-
Commercial:
Sports	-	-	-	3,850	-	-
Other	18	-	-	-	-	-
With an allowance recorded:
One-to-four units	1,604	1,604	377	1,612	1,612	382
Five or more units	1,897	1,858	141	1,578	1,565	143
Commercial real estate	3,495	3,495	194	3,503	3,503	206
Church	10,064	9,987	1,160	12,862	12,797	1,444
Commercial:
Other	138	138	12	150	150	12
Total	$36,438	$28,856	$1,884	$45,032	$33,503	$2,187

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by type of loans and the related interest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,000	$17	$3,987	$32
Five or more units	3,861	23	3,507	16
Commercial real estate	4,881	93	9,154	81
Church	19,719	141	24,139	137
Construction	-	-	202	5
Commercial:
Other	144	3	142	-
Total	$31,605	$277	$41,131	$271

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest income that would have been recognized for the three months ended March 31, 2014 and 2013 had loans performed in accordance with their original terms were $770 thousand and $762 thousand.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

The following tables present the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by type of loans:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One-to-four units	$957	$-	$457	$1,414	$44,087
Five or more units	-	-	-	-	125,062
Commercial real estate	-	-	1,007	1,007	23,345
Church	162	-	1,760	1,922	60,852
Construction	-	-	-	-	418
Commercial:
Other	70	-	-	70	547
Consumer	-	-	-	-	21
Total	$1,189	$-	$3,224	$4,413	$254,332

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One-to-four units	$802	$-	$585	$1,387	$45,072
Five or more units	-	-	545	545	112,723
Commercial real estate	346	-	1,016	1,362	25,335
Church	2,557	323	4,877	7,757	60,177
Construction	-	-	-	-	424
Commercial:
Sports	-	-	-	-	1,408
Other	82	-	-	82	577
Consumer	-	-	-	-	38
Total	$3,787	$323	$7,023	$11,133	$245,754

The following table presents the recorded investment in non-accrual loans by type of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
One-to-four units	$1,291	$1,441
Five or more units	2,083	2,985
Commercial real estate	1,366	1,391
Church	8,269	11,735
Commercial:
Other	138	150
Total non-accrual loans	$13,147	$17,702

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2014 and December 31, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

Troubled Debt Restructurings

At March 31, 2014, loans classified as troubled debt restructurings (“TDRs”) totaled $24.4 million, of which $8.7 million were included in non-accrual loans and $15.7 million were on accrual status.  At December 31, 2013, loans classified as TDRs totaled $27.3 million, of which $11.5 million were included in non-accrual loans and $15.8 million were on accrual status.  The Company has allocated $1.9 million of specific reserves for accruing TDRs as of March 31, 2014 and December 31, 2013.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2014 and December 31, 2013, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

No loans were modified during the three months ended March 31, 2014. The terms of certain loans were modified as TDRs during the three months ended March 31, 2013. The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months. The following tables present loans by type modified as troubled debt restructurings during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	-	$-	$-	5	$715	$765
Total	-	$-	$-	5	$715	$765

The troubled debt restructurings described above increased the allowance for loan losses by $23 thousand for the three months ended March 31, 2013 and resulted in charge-offs of $23 thousand during the first quarter of 2013.

At March 31, 2014 and 2013, none of the loans modified as troubled debt restructurings within the previous 12 months experienced a payment default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

March 31, 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by type of loans as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$40,699	$3,521	$1,281	$-	$-
Five or more units	117,196	2,940	4,926	-	-
Commercial real estate	18,054	527	5,771	-	-
Church	33,072	17,591	12,111	-	-
Construction	418	-	-	-	-
Commercial:
Other	479	-	138	-	-
Consumer	21	-	-	-	-
Total	$209,939	$24,579	$24,227	$-	$-

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$41,481	$3,537	$1,441	$-	$-
Five or more units	105,427	2,305	5,536	-	-
Commercial real estate	18,154	529	8,014	-	-
Church	34,367	17,657	15,910	-	-
Construction	424	-	-	-	-
Commercial:
Sports	-	1,408	-	-	-
Other	490	19	150	-	-
Consumer	38	-	-	-	-
Total	$200,381	$25,455	$31,051	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

NOTE (5) – Junior Subordinated Debentures and Senior Debt

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.77% at March 31, 2014.  The Company stopped paying interest on the Debentures in September 2010 and was not able to pay the principal or accrued interest on the Debentures at their March 17, 2014 maturity date. The accrued interest on the Debentures was $703 thousand as of March 31, 2014.  Under the Cease and Desist Order applicable to the Company, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System (“FRB”).  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.  In January 2014, the Company submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and up to $900 thousand, or 15%, of the principal amount of the Debentures.  This proposal was approved by the requisite holders of senior securities of the trust on February 28, 2014, subject to several conditions, including approval by the Company’s regulators and senior lender, raising at least $6 million of additional equity capital that will be used in part to make the proposed payments of accrued interest and principal and preparation of a suitable supplemental indenture providing for the modifications to the terms of the Debentures and other applicable documentation.  There is no assurance that the Company will be successful in raising the necessary additional capital, obtaining approvals from its regulators and senior lender and satisfying the other conditions to completion of the proposal.

As part of the Recapitalization that closed in August 2013, the Company exchanged shares of common stock with an agreed upon value of $2.6 million for $2.6 million principal amount of its $5.0 million senior debt.  The modified terms for the remaining $2.4 million principal amount of the senior debt include, among others items, an extension of the maturity of the senior debt to February 22, 2019.  In addition the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%.  The repayment schedule specifies six quarterly payments of interest only beginning three months following the closing of the Recapitalization, followed by 48 monthly payments of principal and interest on the loan beginning 19 months after the closing of the Recapitalization; provided, that each payment on the loan must receive prior approval from the FRB.  Failure to make such any payment due to an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an additional event of default under the revised loan terms.  The Company obtained approval from the FRB and paid the interest payments due in November 2013 and February 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

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

The fair value of impaired loans that are collateral dependent is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$17,450	$-	$17,450
Securities available-for-sale - U.S. Government and federal agency	-	1,916	-	1,916

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$9,397	$-	$9,397

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2014 and 2013.

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	March 31, 2014	December 31, 2013
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
One-to-four units	$1,090	$1,245
Five or more units	347	900
Commercial real estate	1,368	1,391
Church	5,808	9,024
Real estate owned:
Five or more units	549	-
Commercial real estate	-	151
Church	1,933	1,933

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Non-performing loans receivable held-for-sale	$-	$471
Impaired loans carried at fair value of collateral	157	34
Real estate owned	4	-
Total	$161	$505

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans – one-to-four units	$1,090	Sales comparison approach	Adjustment for differences between the comparable sales	-6% to 6% (0%)
Impaired loans – five or more units	347	Sales comparison approach	Adjustment for differences between the comparable sales	1%
		Income approach	Capitalization rate	8%
Impaired loans – commercial real estate	1,368	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 0% (-1%)
		Income approach	Capitalization rate	4.5% to 8% (7.08%)
Impaired loans – church	5,808	Sales comparison approach	Adjustment for differences between the comparable sales	-21% to 9% (0%)
		Income approach	Capitalization rate	6.75%
Real estate owned – five or more units	549	Sales comparison approach	Adjustment for differences between the comparable sales	-15%
		Income approach	Capitalization rate	9%
Real estate owned – church	1,933	Sales comparison approach	Adjustment for differences between the comparable sales	-7% to 7% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at March 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$47,490	$47,490	$-	$-	$47,490
Securities available-for-sale	19,366	-	19,366	-	19,366
Loans receivable held for investment	249,954	-	-	250,277	250,277
Federal Home Loan Bank stock	3,737	N/A	N/A	N/A	N/A
Accrued interest receivable	1,149	-	50	1,099	1,149
Financial Liabilities:
Deposits	$(209,671)	$-	$(200,777)	$-	$(200,777)
Federal Home Loan Bank advances	(79,500)	-	(82,580)	-	(82,580)
Junior subordinated debentures	(6,000)	-	-	(2,222)	(2,222)
Senior debt	(2,885)	-	-	(2,074)	(2,074)
Accrued interest payable	(731)	-	(28)	(664)	(692)
Advance payments by borrowers for taxes and insurance	(379)	-	(379)	-	(379)

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,196	$58,196	$-	$-	$58,196
Securities available-for-sale	9,397	-	9,397	-	9,397
Loans receivable held for investment	247,847	-	-	248,167	248,167
Federal Home Loan Bank stock	3,737	N/A	N/A	N/A	N/A
Accrued interest receivable	1,107	-	27	1,080	1,107
Financial Liabilities:
Deposits	$(214,405)	$-	$(209,656)	$-	$(209,656)
Federal Home Loan Bank advances	(79,500)	-	(82,840)	-	(82,840)
Junior subordinated debentures	(6,000)	-	-	(2,167)	(2,167)
Senior debt	(2,923)	-	-	(1,429)	(1,429)
Accrued interest payable	(718)	-	(63)	(608)	(671)
Advance payments by borrowers for taxes and insurance	(776)	-	(776)	-	(776)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

(b) Loans receivable held for investment

Fair values of loans are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2014

(c) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d) Deposits and Advance Payments by Borrowers for Taxes and Insurance

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

(e) Federal Home Loan Bank Advances

The fair values of the Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Junior Subordinated Debentures and Senior Debt

The fair values of the Company’s Debentures and senior debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate their fair value and are classified the same as the related asset.

(i) Accrued Interest Payable

The carrying amounts of accrued interest on deposits and Federal Home Loan Bank advances approximate their fair value.  The carrying amounts of accrued interest on Debentures and senior debt are estimated by applying a discount similar to the related debt.  The fair values of accrued interest are classified the same as the related liability.

NOTE (7) – Stock-based Compensation

In 2008, we adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by the stockholders.  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 2,000,000 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; the option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.

No options were granted during the three months ended March 31, 2014 and 2013, respectively.  The Company recorded $11 thousand and $20 thousand of stock-based compensation expense during the first three months of 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

NOTE (8) – Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance to them of cease and desist orders (the “Orders”) by the Office of Thrift Supervision, which was the regulatory predecessor of the Office of the Comptroller of the Currency (“OCC”).  The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the Board of Governors of the Federal Reserve System (“FRB”), which is now the federal regulator for savings and loan holding companies.  In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

Effective October 30, 2013, the Bank entered into a Consent Order with the OCC, which superseded the Order applicable to the Bank.  The Bank’s capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC.  Failure to meet capital requirements can result in regulatory action.

As part of the Consent Order, the Bank is required to maintain a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations.

The Bank met the minimum capital requirements under the Consent Order at March 31, 2014 and December 31, 2013.  Actual required capital amounts and ratios at March 31, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014:
Tangible Capital to adjusted total assets	$35,387	10.56%	$5,025	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$35,387	10.56%	$13,399	4.00%	$30,148	9.00%
Tier 1(Core) Capital to risk weighted assets	$35,387	16.11%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$38,225	17.40%	$17,577	8.00%	$28,562	13.00%
December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Tier 1(Core) Capital to risk weighted assets	$34,035	15.65%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

NOTE (9) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $9.3 million was required as of March 31, 2014, resulting in $0 net deferred tax assets.  The Company had recorded a valuation allowance of $9.7 million and $0 net deferred tax assets as of December 31, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

In order to generate net interest income, we continued to rebuild our loan portfolio by originating $16.7 million in multi-family loans during the first quarter.  Since the end of the year, we have further reduced our non-performing assets, primarily through payoffs.  Also, we achieved aggregate recoveries of approximately $1.2 million, primarily from payoffs of $3.7 million on non-performing loans.  In addition, we obtained conditional approval from the holder of the Debentures of our proposal to extend the maturity of our Debentures to March 17, 2024, in exchange for payment of a portion of the principal of the Debentures and payment of all accrued interest on the Debentures through the effective date of the extension.  We are now moving forward with efforts to satisfy the conditions for the extension, including requirements to raise at least $6.0 million of equity capital, obtain approvals from our regulators and senior lender, and prepare an appropriate supplemental indenture and other related documentation.

Total assets increased by $2.6 million during the three months ended March 31, 2014, primarily reflecting a $10.0 increase in our securities portfolio, a $2.1 million increase in our loan portfolio and a $10.7 million decrease in cash and cash equivalents as we invested our excess liquidity into mortgage backed securities and multi-family loans in order to improve the yield on interest-earning assets and grow total interest income

During the three months ended March 31, 2014, total deposits decreased by $4.7 million while FHLB borrowings and senior debt remained the same during 2014.

We recorded net income of $989 thousand for the three months ended March 31, 2014, compared to a net loss of $616 thousand for the three months ended March 31, 2013.  Results during the first quarter of 2014 included a recapture of loan losses of $1.1 million and a grant of $200 thousand received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund.

Results of Operations

Net Income (Loss)

For the three months ended March 31, 2014, we recorded net income of $989 thousand, or $0.05 earnings per diluted common share.  For the same period in 2013, we recorded a net loss of $616 thousand, or $0.49 loss per diluted common share.

The change from a net loss for the first quarter of 2013 to net income for the first quarter of 2014 was primarily due to a recapture of loan losses of $1.1 million and a CDFI grant of $200 thousand.  In addition, the increase during the first quarter of 2014 was attributable to higher net interest income before recapture of loan losses and lower non-interest expenses for the three months ended March 31, 2014 as compared to the comparable period in 2013.

Net Interest Income

For the first quarter of 2014, net interest income before recapture of loan losses totaled $2.8 million, up $110 thousand, or 4%, from $2.7 million of net interest income before provision for loan losses for the first quarter of 2013.  The increase of $110 thousand in net interest income primarily resulted from an increase of 43 basis points in net interest margin to 3.46% for the latest quarter.

Interest income decreased $228 thousand, or 6%, to $3.8 million for the first quarter of 2014 from $4.0 million for the first quarter of 2013.  The decrease in interest income was primarily due to a decrease of $15.7 million in the average balance of loans receivable.  The decrease in average loans receivable from $274.5 million for the first quarter of 2013 to $258.9 million for the first quarter of 2014 resulted in a reduction of $220 thousand in interest income.  The average yield on loans decreased from 5.66% for the first quarter of 2013 to 5.60% for the first quarter of 2014 primarily due to payoffs of loans which carried a higher average yield than the average yield of loans receivable, and lower yields on loan originations as a result of the low interest rate environment.  The decrease of 6 basis points in the average yield on loans resulted in a reduction of $41 thousand in interest income.  Partially offsetting the $261 thousand decrease in interest income were higher FHLB stock dividend and interest income on federal funds.  The overall average yield on total interest-earning assets increased from 4.54% for the first quarter of 2013 to 4.70% for the first quarter of 2014, primarily reflecting higher yields on federal funds and FHLB stock.

Total interest expense decreased $338 thousand, or 25%, to $998 thousand for the first quarter of 2014 from $1.3 million for the first quarter of 2013.  The decrease in deposit interest expense of $163 thousand was comprised of a $41.7 million decline in the average balance of deposits and a 12 basis point decrease in the cost of deposits.  The decreases in the average balance and average cost of deposits reflect the maturities of certificates of deposit bearing higher rates.  Also contributing to the decrease in interest expense during 2014 was a lower average cost of FHLB advances and a lower average cost of senior debt.  The average cost of FHLB advances decreased 21 basis points, from 2.68% for the first quarter of 2013 to 2.47% for the first quarter of 2014 due to the refinancing of $28.0 million of higher costing FHLB advances in the second quarter of 2013 and $8.0 million in the first quarter of 2014.  The average cost of our senior debt decreased from 10.96% during the first quarter of 2013 to 0% during the first quarter of 2014 because of the modified terms of the senior debt and the amortization of the deferred gain on debt restructuring, which offsets the interest expense on the remaining modified senior debt during 2014.

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

	For the three months ended March 31,

	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$3,066	$3	0.39%	$6,301	$5	0.32%
Federal Funds and other short-term investments	47,664	27	0.23%	57,670	23	0.16%
Securities	9,949	64	2.60%	12,200	89	2.92%
Loans receivable (2)	258,850	3,626	5.60%	274,517	3,887	5.66%
FHLB stock	3,737	76	8.13%	3,890	20	2.06%
Total interest-earning assets	323,266	$3,796	4.70%	354,578	$4,024	4.54%
Non-interest-earning assets	7,630			15,699
Total assets	$330,896			$370,277
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,987	$16	0.40%	$17,224	$17	0.39%
Passbook deposits	37,344	30	0.32%	37,202	29	0.31%
NOW and other demand deposits	30,658	7	0.09%	35,557	6	0.07%
Certificate accounts	127,522	408	1.28%	163,190	572	1.40%
Total deposits	211,511	461	0.87%	253,173	624	0.99%
FHLB advances	79,500	490	2.47%	79,500	532	2.68%
Junior subordinated debentures (3)	6,000	47	3.13%	6,000	43	2.87%
Senior debt (4)	2,904	-	-	5,000	137	10.96%
Total interest-bearing liabilities	299,915	$998	1.33%	343,673	$1,336	1.56%
Non-interest-bearing liabilities	5,075			8,879
Stockholders’ Equity	25,906			17,725
Total liabilities and stockholders’ equity	$330,896			$370,277
Net interest rate spread (5)		$2,798	3.37%		$2,688	2.98%
Net interest rate margin (6)			3.46%			3.03%

(1)          Average yields and costs have been annualized.

(2)          Amount is net of deferred loan costs, unamortized premiums, and loans in process, and includes loans held for sale.

(3)          Includes compounding on past due interest.

(4)          Includes default rate margin that was in effect to August 22, 2013.  No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% during 2014.

(5)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(6)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for (Recapture of) Loan Losses

For the first quarter of 2014, we recorded a recapture of $1.1 million of previously recognized loan losses.  We did not record a provision or recapture of loan losses during the first quarter of 2013.  The recapture of loan losses during the first quarter of 2014 primarily reflected recoveries on the payoff of two previously charged-off loans secured by a sports franchise.

Non-interest Income

Non-interest income for the first quarter of 2014 increased $112 thousand from $221 thousand for the first quarter of 2013 to $333 thousand for the first quarter of 2014.  The increase in non-interest income during the first quarter of 2014 primarily reflected a $200 thousand grant from CDFI which was partially offset by a decrease of $24 thousand in service charges, a reduction of $16 thousand in net gains on sales of loans, a reduction of $11 thousand in net gains on sales of REOs and a reduction of $12 thousand in loan servicing fees.  The change from loan servicing fees of $6 thousand to loan servicing expense of $6 thousand was due to higher amortization expense on mortgage servicing rights assets resulting from payoffs of investor loans.

Non-interest Expense

Non-interest expense for the first quarter of 2014 decreased $299 thousand from $3.5 million for the first quarter of 2013 to $3.2 million for the first quarter of 2014.  The decrease of $299 thousand in non-interest expense was primarily due to a reduction of $470 thousand in provision for losses on loans held for sale, a decrease of $124 thousand in other expenses, primarily REO and appraisal expenses, a decrease of $56 thousand in occupancy expense and a decrease of $28 thousand in FDIC insurance.  These decreases in non-interest expense were partially offset by an increase of $134 thousand in compensation and benefits expense and an increase of $242 thousand in professional services expense primarily reflecting higher legal and consulting fees related to our efforts to raise additional capital and our request for an extension of the maturity of the Debentures.

Income Taxes

The Company’s income tax expense was $3 thousand for the three months ended March 31, 2014 compared to $5 thousand for the three months ended March 31, 2013.  The tax expense for the first quarter of 2014 and 2013 primarily reflected the minimum taxes paid to the state of California.

Financial Condition

Total Assets

Total assets were $335.1 million at March 31, 2014, which represented an increase of $2.6 million, or 1%, from December 31, 2013.  During the first quarter of 2014, securities increased by $10.0 million, net loans held for investment increased by $2.1 million and other assets increased by $703 thousand.  Partially offsetting these increases was a decrease of $10.7 million in cash and cash equivalents.

Securities Available for Sale

In order to grow total interest income and improve the yield on interest-earning assets, we invested excess Federal Funds in $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities with an average yield of 2.26% during the first quarter of 2014.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $1.8 million to $258.7 million at March 31, 2014 from $256.9 million at December 31, 2013.  The increase of $1.8 million in our loan portfolio since the end of 2013 consisted of an increase of $11.8 million in our multi-family residential real estate loan portfolio which was partially offset by a decrease of $958 thousand in our one-to-four family residential real estate loan portfolio, a decrease of $2.3 million in our commercial real estate loan portfolio, a decrease of $5.2 million in our church loan portfolio and a decrease of $1.5 million in our commercial loan portfolio.

Loan originations for the three months ended March 31, 2014 totaled $16.7 million, compared to $1.4 million for the three months ended March 31, 2013.  Loan repayments for the three months ended March 31, 2014 totaled $13.1 million, compared to $10.1 million for the three months ended March 31, 2013.  Loan charge-offs during the first quarter of 2014 totaled $213 thousand, compared to charge-offs of $1.8 million during the first quarter of 2013.  Loans transferred to REO during the first quarter of 2014 totaled $1.6 million, compared to $1.3 million during the first quarter of 2013.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the allowance for loan losses (“ALLL”) at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL decreased by $55 thousand from $10.1 million, or 3.95% of our loans receivable held for investment, at December 31, 2013, to $10.1 million, or 3.90% of our loans receivable held for investment, at March 31, 2014.

During the first quarter of 2014, we received $2.6 million for payoffs of two non-accrual loans secured by church properties, which resulted in a recovery of $148 thousand and a reversal of $168 thousand in specific reserves.  Additionally, we received $1.1 million for payoffs of two non-accrual loans which had been fully written off in late 2011, resulting in a recovery of $1.1 million.

Loan charge-offs during first quarter of 2014 were $213 thousand, or 0.03% of average loans, compared to $1.8 million, or 2.62% of average loans, during the first quarter of 2013.  Charge-offs during the first quarter of 2014 were related to losses on impaired loans and consisted of a charge-off of $183 thousand on a church loan, a charge-off of $18 thousand on a commercial loan, a charge-off of $9 thousand on a commercial real estate loan and a charge-off of $3 thousand on a one-to-four family residential real estate loan.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of March 31, 2014, we had total delinquencies of $4.4 million, compared to total delinquencies of $11.1 million at December 31, 2013.  Loan delinquencies decreased by $6.7 million during the first quarter of 2014 as $2.9 million of delinquent loans were brought current, $2.6 million were paid off and $1.6 million were fore closed and transferred to REO.  Of the $4.4 million delinquent loans at March 31, 2014, $3.2 million were greater than 90 days delinquent.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2014, NPLs totaled $13.1 million, compared to $17.7 million at December 31, 2013.   The $4.6 million decrease in NPLs was primarily due to repayments of $2.8 million, including payoffs of $2.5 million, and the transfer of $1.6 million of NPLs to REO.

The ratio of the ALLL to NPLs increased to 76.76% at March 31, 2014 from 57.32% at December 31, 2013, primarily due to the $4.6 million decrease in NPLs.  When reviewing the adequacy of the ALLL as a percentage of NPLs, we consider the impact of charge-offs.  Also, we update our estimates of collateral values on NPLs at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of March 31, 2014, we had written down 71% of our NPLs to estimated fair value less estimated selling costs.  The remaining 29% of our NPLs at March 31, 2014 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  Also, in connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments.  As of March 31, 2014, $9.7 million, or 74%, of our total NPLs of $13.1 million were current in their payments.

Impaired loans at March 31, 2014 were $28.9 million, compared to $33.5 million at December 31, 2013.  Specific reserves for impaired loans were $1.9 million, or 6.53% of the aggregate impaired loan amount at March 31, 2014, compared to $2.2 million, or 6.53%, at December 31, 2013.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.57% at March 31, 2014, compared to 3.56% at December 31, 2013.  Of the $28.9 million in impaired loans, $17.1 million had specific reserves recorded as of March 31, 2014.  Of the $17.1 million of impaired loans with specific reserves, $1.3 million were collateral dependent loans measured at fair value with a valuation allowance of $153 thousand and $15.8 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $1.7 million.  On $4.3 million of the remaining impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off.  The remaining $7.5 million of impaired loans had been written down to fair value after cumulative charge-offs of $6.4 million, including $6.2 million of charge-offs that were recorded in prior years.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2014, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the three months ended March 31, 2014, REO increased by $398 thousand to $2.5 million at March 31, 2014, from $2.1 million at December 31, 2013.  At March 31, 2014, the Bank’s REO consisted of one multi-family and four commercial real estate properties, all of which are church buildings.  During the first quarter of 2014, a loan secured by a multi-family residential property and a loan secured by a church building totaling $1.6 million were foreclosed and transferred to REO.  The newly foreclosed church property was sold immediately at a loss of $2 thousand.  Another commercial real estate property was sold during the first quarter of 2014 at a loss of $1 thousand.

Deposits

Deposits totaled $209.7 million at March 31, 2014, down $4.7 million, or 2%, from December 31, 2013.  This reflects our efforts to improve our net interest margin by reducing higher costing certificates of deposit.  During the first quarter of 2014, certificates of deposit decreased by $5.7 million and represented 59% of total deposits at March 31, 2014, compared to 61% of total deposits at December 31, 2013.  Core deposits (NOW, demand, money market and passbook accounts) increased by $933 thousand during the first quarter of 2014 and represented 41% of total deposits at March 31, 2014, compared to 39% of total deposits at December 31, 2013.

Borrowings

At March 31, 2014, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our modified senior debt of $2.4 million, excluding the unamortized deferred gain on debt restructuring of $460 thousand.

At March 31, 2014, advances from the FHLB remained unchanged from $79.5 million, or 24% of total assets, at year-end 2013.  The weighted average cost of advances decreased 5 basis points from 2.49% at December 31, 2013 to 2.44% at March 31, 2014 primarily because we refinanced $8.0 million of advances in February 2014.

Our $6.0 million Debentures matured on March 17, 2014.  On February 28, 2014, we were notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust’s senior securities had indicated their approval of our proposal to extend the maturity until March 17, 2024, in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption, subject to certain conditions, including requirements to raise at least $6.0 million of equity capital, obtain approvals from our regulators and senior lender and prepare an appropriate supplemental indenture and other required documentation.  No assurance can be given that we will be successful in raising the additional equity, obtaining the necessary approvals or satisfying the other conditions to the proposal.  As of March 31, 2014, the accrued interest on the Debentures was $703 thousand.  The Company is not permitted to make payments on any debt without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.

Senior debt of $2.9 million at March 31, 2014 consisted of $2.4 million of principal, unchanged from December 31, 2013 and $460 thousand of unamortized deferred gain on restructuring, which decreased by $38 thousand during the first quarter of 2014 primarily due to the amortization of the deferred gain on restructuring to offset the interest payment made in February 2014.

Information regarding the Debentures and senior debt is included in Note 5 “Junior Subordinated Debentures and Senior Debt” of the Notes to Consolidated Financial Statements.

Stockholders’ Equity

Stockholders’ equity was $26.6 million, or 7.93% of the Company’s total assets, at March 31, 2014, compared to $25.6 million, or 7.70% of the Company’s total assets, at December 31, 2013.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis.  The Bank’s primary sources of funds include deposits, advances from the FHLB and payments of principal and interest on loans and investment securities.  The Bank’s primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.  We do not expect, however, that the Bank will be able to pay dividends to the Company for at least the next several quarters or such longer period as may be required to achieve profitable operations.  The Company has limited liquidity to pay operating expenses over an extended period of time and will need to raise additional capital within the next 12 to 18 months to continue paying its operating expenses, including allocations of shared expenses from the Bank, on a timely basis.  As a result, our immediate priority for enhancing the Company’s liquidity is to raise additional equity capital.

As discussed above under “-- Borrowings”, we have been notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust’s senior securities have indicated their approval of our proposal to extend the maturity of the Company’s Debentures, which matured on March 17, 2014, in return for a partial redemption of up to $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption.  This approval is subject to various conditions, including raising at least $6.0 million of additional equity capital and approvals from our regulators and senior lender.  We believe that the approval of our proposal to the Debenture holders will significantly improve our ability to raise the necessary capital.  We intend to use any additional capital raised by the Company to reduce the Company’s senior debt, make the negotiated payments of interest and principal on the Company’s Debentures, increase the Bank’s capital, and enhance the Company’s liquidity.

The Company recorded consolidated net cash outflows from operating activities of $399 thousand during the first quarter of 2014, compared to net consolidated cash inflows from operating activities of $1.2 million during the first quarter of 2013.  Net cash outflows from operating activities during the first quarter of 2014 were primarily attributable to prepayment fees on the restructuring of FHLB advances.

The Company recorded consolidated net cash outflows from investing activities of $5.1 million during the first quarter of 2014, compared to net cash inflows from investing activities of $20.0 million during the first quarter of 2013.  Net cash outflows from investing activities during the first quarter of 2014 were attributable primarily to purchases of securities and originations of loans.

The Company recorded consolidated net cash outflows from financing activities of $5.2 million and $9.8 million during the first quarter of 2014 and 2013, respectively.  Net cash outflows from financing activities during the first quarter of 2014 were attributable primarily to a net decrease in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged.  The Bank’s liquid assets at March 31, 2014 consisted of $47.5 million in cash and cash equivalents and $18.1 million in securities available-for-sale that were not pledged, compared to liquid assets of $58.2 million in cash and cash equivalents at December 31, 2013.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  That approved limit and collateral requirement would have permitted the Bank, as of March 31, 2014, to borrow an additional $20.5 million.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  We are not currently subject to separate holding company capital requirements, but by July 2015 the Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well.  These requirements must be no less than those to which federally insured depository institutions are currently subject.  The current regulatory capital requirements are described in Note 8 of the Notes to Consolidated Financial Statements and in Regulatory Capital below.

Regulatory Capital

The capital regulations applicable to the Bank, which are administered by the OCC, include three separate minimum capital requirements.  First, the tangible capital requirement mandates that the Bank’s stockholder’s equity, less intangible assets, be at least 1.50% of adjusted total assets as defined in the capital regulations.  Second, the core capital requirement mandates that core capital (tangible capital plus certain qualifying intangible assets) be at least 4.00% of adjusted total assets as defined in the capital regulations.  Third, the risk-based capital requirement mandates that core capital plus supplemental capital (as defined by the OCC) be at least 8.00% of risk-weighted assets as prescribed in the capital regulations.  The capital regulations assign specific risk weightings to all assets and off-balance- sheet items for this purpose. The current regulatory capital requirements will change effective January 2015. In general, the new capital regulations will require higher levels of capital than those currently in effect for most institutions.

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013. The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier I (Core) Capital and 13% for Total Capital to risk weighted assets.  The Bank was in compliance with all capital requirements in effect at March 31, 2014 and December 31, 2013.

Actual required capital amounts and ratios at March 31, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014:
Tangible Capital to adjusted total assets	$ 35,387	10.56%	$5,025	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 35,387	10.56%	$13,399	4.00%	$30,148	9.00%
Tier 1(Core) Capital to risk weighted assets	$ 35,387	16.11%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 38,225	17.40%	$17,577	8.00%	$28,562	13.00%
December 31, 2013:
Tangible Capital to adjusted total assets	$ 34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Tier 1(Core) Capital to risk weighted assets	$ 34,035	15.65%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$ 36,845	16.95%	$17,394	8.00%	$28,286	13.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2014.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.  There were no significant changes during the quarter ended March 31, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number*

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

10.13	Form of Subscription Agreements entered into by the Registrant with various purchasers of the Registrant’s common stock (Exhibit 10.24 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.1	Subscription Agreement between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.2	Investor Rights Letter between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.1	Subscription Agreement between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.2	Investor Rights Letter between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.16	Agreement for Partial Satisfaction of Debt Previously Contracted by and between BBCN Bank and

Exhibit Number*

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

Date:	May 14, 2014	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	May 14, 2014	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer