Form 10-K/A
period 2013-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2014-07-08
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
Signatures		2

EXPLANATORY NOTE

        This amendment is being filed to correct Exhibit 3.1 to include the most recent amendments to the Company's certificate of incorporation that were approved and filed in Delaware in November 2013. Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2013.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b).	List of Exhibits

	3.1	Certificate of Incorporation of Registrant and amendments thereto
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION
By:	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer
Date:	July 8, 2014