Form 10-Q
period 2014-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2014-08-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, 19,548,959 shares of the Registrant’s common stock and 698,200 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$8,016	$8,241
Federal funds	26,620	49,955
Cash and cash equivalents	34,636	58,196
Securities available-for-sale, at fair value	18,814	9,397
Loans receivable held for investment, net of allowance of $9,376 and $10,146	264,970	247,847
Accrued interest receivable	1,137	1,107
Federal Home Loan Bank (FHLB) stock	3,737	3,737
Office properties and equipment, net	2,803	2,725
Real estate owned (REO)	1,318	2,084
Bank owned life insurance	2,789	2,756
Investment in affordable housing limited partnership	1,213	1,309
Other assets	3,267	3,323
Total assets	$334,684	$332,481

Liabilities and stockholders’ equity

Liabilities:
Deposits	$214,731	$214,405
FHLB advances	79,500	79,500
Junior subordinated debentures	6,000	6,000
Senior debt	2,849	2,923
Accrued interest payable	771	718
Advance payments by borrowers for taxes and insurance	814	776
Other liabilities	3,272	2,569
Total liabilities	307,937	306,891

Stockholders’ Equity:
Preferred Stock, $.01 par value, authorized 1,000,000 shares	$-	$-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2014 and December 31, 2013; issued 19,652,950 shares at June 30, 2014 and 19,630,473 shares at December 31, 2013; outstanding 19,548,959 shares at June 30, 2014 and 19,526,482 shares at December 31, 2013	196	196
Common stock, $.01 par value, non-voting, authorized 5,000,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding 698,200 shares at June 30, 2014 and December 31, 2013	7	7
Additional paid-in capital	35,740	35,704
Accumulated deficit	(8,020)	(9,068)
Accumulated other comprehensive income	153	80
Treasury stock-at cost, 103,991 shares at June 30, 2014 and December 31, 2013	(1,329)	(1,329)
Total stockholders’ equity	26,747	25,590
Total liabilities and stockholders’ equity	$334,684	$332,481

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,689	$3,896	$7,315	$7,783
Interest on mortgage backed and other securities	104	80	168	169
Other interest income	82	86	188	134
Total interest income	3,875	4,062	7,671	8,086

Interest expense:
Interest on deposits	427	582	888	1,206
Interest on borrowings	533	712	1,070	1,424
Total interest expense	960	1,294	1,958	2,630

Net interest income before recapture of loan losses	2,915	2,768	5,713	5,456
Recapture of loan losses	(500)	-	(1,582)	-
Net interest income after recapture of loan losses	3,415	2,768	7,295	5,456

Non-interest income:
Service charges	113	129	230	271
Loan servicing fees, net	(20)	4	(25)	10
Net gains on sales of loans	-	81	-	97
Net losses on sales of REO	(47)	(10)	(50)	(2)
Other	18	50	242	99
Total non-interest income	64	254	397	475

Non-interest expense:
Compensation and benefits	1,607	1,495	3,195	2,949
Occupancy expense, net	296	323	580	663
Information services	218	206	437	423
Professional services	239	151	663	333
Provision for (recapture of) losses on loans held for sale	-	(2)	-	468
Provision for losses on REO	336	223	340	223
FDIC insurance	176	190	350	392
Office services and supplies	94	116	196	221
Other	454	547	880	1,097
Total non-interest expense	3,420	3,249	6,641	6,769

Income (loss) before income taxes	59	(227)	1,051	(838)
Income tax expense	-	1	3	6
Net income (loss)	$59	$(228)	$1,048	$(844)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities available for sale	$94	$(128)	$73	$(146)
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	94	(128)	73	(146)

Comprehensive income (loss)	$153	$(356)	$1,121	$(990)

Net income (loss)	$59	$(228)	$1,048	$(844)
Dividends and discount accretion on preferred stock	-	(337)	-	(652)
Income (loss) available to common shareholders	$59	$(565)	$1,048	$(1,496)

Earnings (loss) per common share-basic	$0.00	$(0.29)	$0.05	$(0.78)
Earnings (loss) per common share-diluted	$0.00	$(0.29)	$0.05	$(0.78)
Dividends declared per share-common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,048	$(844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recapture of) loan losses	(1,582)	-
Provision for losses on loans held for sale	-	468
Provision for losses on REO	340	223
Depreciation	116	106
Net amortization of deferred loan origination costs	75	125
Net amortization of premiums on mortgage-backed securities	22	19
Amortization of investment in affordable housing limited partnership	96	110
Stock-based compensation expense	11	22
Earnings on bank owned life insurance	(33)	(34)
Net losses on sales of REO	50	2
Net gains on sales of loans	-	(97)
Issuance of common stock	25	-
Net change in accrued interest receivable	(30)	109
Net change in other assets	56	1,048
Net change in accrued interest payable	53	367
Net change in other liabilities	703	(28)
Amortization of deferred gain on restructuring	(74)	-
Net cash provided by operating activities	876	1,596

Cash flows from investing activities:
Net change in loans receivable held for investment	(17,459)	15,277
Proceeds from sales of loans receivable held for sale	-	15,502
Principal repayments on loans receivable held for sale	-	226
Available-for-sale securities:
Purchases	(10,463)	-
Maturities, prepayments and calls	1,097	2,096
Proceeds from sales of REO	2,219	3,293
Net redemption of FHLB stock	-	164
Additions to office properties and equipment	(194)	(181)
Net cash provided by (used in) investing activities	(24,800)	36,377

Cash flows from financing activities:
Net change in deposits	326	(27,706)
Repayments on FHLB advances	8,000	(28,000)
Proceeds from FHLB advances	(8,000)	28,000
Net change in advance payments by borrowers for taxes and insurance	38	(159)
Net cash provided by (used in) financing activities	364	(27,865)

Net change in cash and cash equivalents	(23,560)	10,108
Cash and cash equivalents at beginning of period	58,196	64,360
Cash and cash equivalents at end of period	$34,636	$74,468

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,906	$2,263
Cash paid for income taxes	$3	$4

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$1,845	$1,582
Transfers of loans receivable from held for investment to held for sale	$-	$6,174
Transfers of loans receivable from held for investment to other assets	$-	$3,174

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net earnings or stockholders’ equity.

Recent Accounting Pronouncements

In July 2013, the FASB amended ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except that to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  Adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2014, the FASB issued ASU 2014-01, “Investments— Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.”  ASU 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The provisions of ASU 2014-01 must be applied retrospectively to all periods presented.  The Company is assessing the impact of the new guidance on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables— Trouble Debt Restructurings by Creditors.”  ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to REO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement.  A reporting entity is required to make interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure.  ASU 2014-04 becomes effective for interim and annual periods beginning on or after December 15, 2014.  Adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share)
Basic
Net income (loss)	$59	$(228)	$1,048	$(844)
Less: Preferred stock dividends and accretion	-	(337)	-	(652)
Income (loss) available to common stockholders	$59	$(565)	$1,048	$(1,496)

Weighted average common shares outstanding	20,243,948	1,917,422	20,234,368	1,917,422

Earnings (loss) per common share - basic	$0.00	$(0.29)	$0.05	$(0.78)

Diluted
Net income (loss)	$59	$(228)	$1,048	$(844)
Less: Preferred stock dividends and accretion	-	(337)	-	(652)
Income (loss) available to common stockholders	$59	$(565)	$1,048	$(1,496)

Weighted average common shares outstanding	20,243,948	1,917,422	20,234,368	1,917,422
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	20,243,948	1,917,422	20,234,368	1,917,422

Earnings (loss) per common share - diluted	$0.00	$(0.29)	$0.05	$(0.78)

Stock options for 93,750 shares of common stock for the three and six months ended June 30, 2014 and 148,750 shares of common stock for the three and six months ended June 30, 2013 were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:	(In thousands)
Residential mortgage-backed	$16,336	$536	$-	$16,872
U.S. Government and federal agency	1,925	17	-	1,942
Total available-for-sale securities	$18,261	$553	$-	$18,814
December 31, 2013:
Residential mortgage-backed	$8,917	$480	$-	$9,397
Total available-for-sale securities	$8,917	$480	$-	$9,397

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at June 30, 2014.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	-	-
Five to ten years	1,925	1,942
Beyond ten years	-	-
Residential mortgage-backed	16,336	16,872
Total	$18,261	$18,814

At June 30, 2014 and December 31, 2013, securities pledged to secure public deposits and FHLB advances had a carrying amount of $1.3 million and $9.4 million, respectively.  At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the six months ended June 30, 2014, $8.6 million of residential mortgage-backed securities and $1.9 million of U.S. Government and federal agency securities were purchased and were classified as available-for-sale.  There were no sales of securities during the three and six months ended June 30, 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Investment

Loans at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate:
One-to-four units	$44,840	$46,459
Five or more units	145,091	113,218
Commercial real estate	23,438	26,697
Church	58,386	67,934
Construction	407	424
Commercial - other	595	2,067
Consumer	21	38
Total gross loans receivable	272,778	256,837
Unamortized net deferred loan costs and premium	1,568	1,156
Allowance for loan losses	(9,376)	(10,146)
Loans receivable, net	$264,970	$247,847

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,874	$2,107	$1,212	$4,867	$7	$20	$4	$10,091
Provision for (recapture of) loan losses	65	197	(131)	(629)	-	(2)	-	(500)
Recoveries	-	-	-	13	-	1	-	14
Loans charged off	(90)	-	-	(139)	-	-	-	(229)
Ending balance	$1,849	$2,304	$1,081	$4,112	$7	$19	$4	$9,376

	Six Months Ended June 30, 2014
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	10	578	(383)	(684)	-	(1,101)	(2)	(1,582)
Recoveries	2	-	-	169	-	1,083	-	1,254
Loans charged off	(93)	-	(9)	(322)	-	(18)	-	(442)
Ending balance	$1,849	$2,304	$1,081	$4,112	$7	$19	$4	$9,376

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Three Months Ended June 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,834	$1,123	$1,549	$5,677	$8	$250	$9	$10,450
Provision for loan losses	614	66	39	(623)	-	(97)	1	-
Recoveries	-	-	86	6	-	60	-	152
Loans charged off	(3)	(20)	-	-	-	-	-	(23)
Ending balance	$2,445	$1,169	$1,674	$5,060	$8	$213	$10	$10,579

	Six Months Ended June 30, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for loan losses	165	(295)	(168)	406	-	(109)	1	-
Recoveries	259	-	101	13	-	155	-	528
Loans charged off	(39)	(658)	(944)	(177)	-	-	-	(1,818)
Ending balance	$2,445	$1,169	$1,674	$5,060	$8	$213	$10	$10,579

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$377	$131	$195	$1,083	$-	$11	$-	$1,797
Collectively evaluated for impairment	1,472	2,173	886	3,029	7	8	4	7,579
Total ending allowance balance	$1,849	$2,304	$1,081	$4,112	$7	$19	$4	$9,376
Loans:
Loans individually evaluated for impairment	$2,978	$3,521	$4,740	$16,756	$-	$122	$-	$28,117
Loans collectively evaluated for impairment	41,862	141,570	18,698	41,630	407	473	21	244,661
Total ending loans balance	$44,840	$145,091	$23,438	$58,386	$407	$595	$21	$272,778

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	One-to- four units	Five or more units	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$382	$143	$206	$1,444	$-	$12	$-	$2,187
Collectively evaluated for impairment	1,548	1,583	1,267	3,505	7	43	6	7,959
Total ending allowance balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Loans:
Loans individually evaluated for impairment	$3,053	$4,163	$4,894	$21,243	$-	$150	$-	$33,503
Loans collectively evaluated for impairment	43,406	109,055	21,803	46,691	424	1,917	38	223,334
Total ending loans balance	$46,459	$113,218	$26,697	$67,934	$424	$2,067	$38	$256,837

The following table presents information related to loans individually evaluated for impairment by type of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
One-to-four units	$2,185	$1,384	$-	$2,114	$1,441	$-
Five or more units	2,102	1,987	-	2,690	2,598	-
Commercial real estate	1,890	1,252	-	4,867	1,391	-
Church	10,482	7,261	-	11,806	8,446	-
Commercial - other	18	-	-	3,850	-	-
With an allowance recorded:
One-to-four units	1,594	1,594	377	1,612	1,612	382
Five or more units	1,560	1,534	131	1,578	1,565	143
Commercial real estate	3,489	3,488	195	3,503	3,503	206
Church	9,584	9,495	1,083	12,862	12,797	1,444
Commercial -other	122	122	11	150	150	12
Total	$33,026	$28,117	$1,797	$45,032	$33,503	$2,187

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the monthly average of loans individually evaluated for impairment by type of loans and the related interest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$2,930	$18	$2,977	$35
Five or more units	3,543	23	3,722	46
Commercial real estate	4,783	96	4,828	189
Church	17,110	192	18,557	333
Commercial- other	130	2	137	5
Total	$28,496	$331	$30,221	$608

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
One-to-four units	$3,737	$29	$3,877	$61
Five or more units	2,508	24	3,097	40
Commercial real estate	6,481	142	8,058	223
Church	22,041	139	23,213	276
Construction	-	-	115	5
Commercial - other	166	6	152	6
Total	$34,933	$340	$38,512	$611

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $328 thousand and $360 thousand for the three months ended June 30, 2014 and 2013, respectively, and $821 thousand and $852 thousand for the six months ended June 30, 2014 and 2013, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by type of loans:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One-to-four units	$793	$-	$598	$1,391	$43,449
Five or more units	-	-	-	-	145,091
Commercial real estate	-	-	-	-	23,438
Church	384	-	1,858	2,242	56,144
Construction	-	-	-	-	407
Commercial - other	-	-	-	-	595
Consumer	-	-	-	-	21
Total	$1,177	$-	$2,456	$3,633	$269,145

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
	(In thousands)
One-to-four units	$802	$-	$585	$1,387	$45,072
Five or more units	-	-	545	545	112,673
Commercial real estate	346	-	1,016	1,362	25,335
Church	2,557	323	4,877	7,757	60,177
Construction	-	-	-	-	424
Commercial - other	82	-	-	82	1,985
Consumer	-	-	-	-	38
Total	$3,787	$323	$7,023	$11,133	$245,704

The following table presents the recorded investment in non-accrual loans by type of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
One-to-four units	$1,400	$1,441
Five or more units	2,037	2,985
Commercial real estate	1,249	1,391
Church	8,082	11,735
Commercial - other	122	150
Total non-accrual loans	$12,890	$17,702

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2014 or December 31, 2013.

Troubled Debt Restructurings

At June 30, 2014, loans classified as troubled debt restructurings (“TDRs”) totaled $24.0 million, of which $8.8 million were included in non-accrual loans and $15.2 million were on accrual status.  At December 31, 2013, loans classified as TDRs totaled $27.3 million, of which $11.5 million were included in non-accrual loans and $15.8 million were on accrual status.  The Company has allocated $1.8 million and $1.9 million of specific reserves for accruing TDRs as of June 30, 2014 and December 31, 2013, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2014 and December 31, 2013, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

No loans were modified during the three and six months ended June 30, 2014.  The terms of certain loans were modified as TDRs during the three and six months ended June 30, 2013.  The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents loans by type modified as troubled debt restructurings during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four units	-	$-	$-	5	$739	$789
Commercial real estate	1	1,456	1,497	1	1,456	1,497
Total	1	$1,456	$1,497	6	$2,195	$2,286

The troubled debt restructurings described above increased the allowance for loan losses by $96 thousand and $119 thousand for the three and six months ended June 30, 2013 and resulted in charge-offs of $23 thousand during the three and six months June 30, 2013.

At June 30, 2014 and 2013, none of the loans modified as troubled debt restructurings within the previous 12 months experienced a payment default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For one-to-four family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein.  The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated assets are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk category of loans by type of loans as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$38,858	$4,594	$1,388	$-	$-
Five or more units	137,762	2,095	5,234	-	-
Commercial real estate	17,507	526	5,405	-	-
Church	34,846	10,230	13,310	-	-
Construction	407	-	-	-	-
Commercial - other	473	-	122	-	-
Consumer	21	-	-	-	-
Total	$229,874	$17,445	$25,459	$-	$-

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
One-to-four units	$41,481	$3,537	$1,441	$-	$-
Five or more units	105,377	2,305	5,536	-	-
Commercial real estate	18,154	529	8,014	-	-
Church	34,367	17,657	15,910	-	-
Construction	424	-	-	-	-
Commercial - other	490	1,427	150	-	-
Consumer	38	-	-	-	-
Total	$200,331	$25,455	$31,051	$-	$-

NOTE (5) – Junior Subordinated Debentures and Senior Debt

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.77% at June 30, 2014.  The Company stopped paying interest on the Debentures in September 2010 and was not able to pay the principal or accrued interest on the Debentures at their March 17, 2014 maturity date.  The accrued interest on the Debentures was $750 thousand as of June 30, 2014.  Under the Cease and Desist Order applicable to the Company, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System (“FRB”).  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.  In January 2014, the Company submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and $900 thousand, or 15%, of the principal amount of the Debentures.  This proposal was approved by the requisite holders of senior securities of the trust on February 28, 2014, subject to several conditions, including approval by the Company’s regulators and senior lender, raising at least $6.0 million of additional equity capital that will be used in part to make the proposed payments of accrued interest and principal and preparation of a suitable supplemental indenture providing for the modifications to the terms of the Debentures and other applicable documentation.  The Company has obtained the approval of its senior lender for the proposed payments of accrued interest and principal on the Debentures and has submitted an application to the FRB seeking written approval or non-objection to the Company’s proposed payments on the Debentures and modifications of the terms of the remaining Debentures.  In addition, the Company has obtained indications of interest from various investors for potential private sales of common stock in an aggregate amount greater than the $6.0 million minimum capital raise required to complete the extension of the maturity of the Debentures.  The Company has filed a proxy statement with the Securities and Exchange Commission (the “SEC”) to seek stockholder approval of this private placement of common stock and related matters at its annual meeting of stockholders to be held in September of this year.  There is no assurance that the Company will be successful in raising the necessary additional capital, obtaining approvals from its regulators and satisfying the other conditions to completion of the proposal.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

On August 22, 2013, the Company completed a series of transactions to recapitalize its balance sheet (the “Recapitalization”).  As part of the Recapitalization, the Company exchanged shares of common stock in settlement of $2.6 million of the principal amount of its $5.0 million senior debt.  The modified terms for the remaining $2.4 million principal amount of the senior debt include, among others items, an extension of the maturity of the senior debt to February 22, 2019.  In addition, the interest rate on the remaining loan has been increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%.  The repayment schedule specifies six quarterly payments of interest only beginning three months following the closing of the Recapitalization, followed by 48 monthly payments of principal and interest on the loan beginning 19 months after the closing of the Recapitalization; provided, that each payment on the loan must receive prior approval from the FRB.  Failure to make such any payment due to an inability to obtain such approval despite the exercise by the Company of required efforts to obtain such approval will not constitute an additional event of default under the revised loan terms.  The Company obtained approval from the FRB and paid the interest payments due in November 2013, February 2014 and May 2014.

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

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets acquired through or by transfer in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated every nine months.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$16,872	$-	$16,872
Securities available-for-sale - U.S. Government and federal agency	-	1,942	-	1,942

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$9,397	$-	$9,397

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2014 and 2013.

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

	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
One-to-four units	$973	$1,245
Five or more units	339	900
Commercial real estate	1,252	1,391
Church	5,721	9,024
Real estate owned:
Commercial real estate	-	151
Church	1,318	1,933

The following table provides information regarding (gains) losses recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Non-performing loans receivable held-for-sale	$-	$(2)	$-	$468
Impaired loans carried at fair value of collateral	141	366	298	400
Real estate owned	336	223	340	223
Total	$477	$587	$638	$1,091

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – one-to-four units	$973	Sales comparison approach	Adjustment for differences between the comparable sales	-10% to -1% (-6%)

Impaired loans – five or more units	339	Sales comparison approach	Adjustment for differences between the comparable sales	1%
		Income approach	Capitalization rate	8%

Impaired loans – commercial real estate	1,252	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 1% (-1%)
		Income approach	Capitalization rate	5% to 8% (7.17%)

Impaired loans – church	5,721	Sales comparison approach	Adjustment for differences between the comparable sales	-7% to 10% (1%)
		Income approach	Capitalization rate	7%

Real estate owned – church	1,318	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 7% (4%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – one-to-four units	$1,245	Sales comparison approach	Adjustment for differences between the comparable sales	-6% to 6% (-1%)

Impaired loans – five or more units	900	Sales comparison approach	Adjustment for differences between the comparable sales	-15% to 1% (-9%)

		Income approach	Capitalization rate	8% to 9% (8.59%)

Impaired loans – commercial real estate	1,391	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 0% (-1%)

		Income approach	Capitalization rate	4.5% to 8% (7.06%)

Impaired loans – church	9,024	Sales comparison approach	Adjustment for differences between the comparable sales	-21% to 9% (-1%)

		Income approach	Capitalization rate	6.75%

Real estate owned – commercial real estate	151	Sales comparison approach	Adjustment for differences between the comparable sales	3% (3%)

		Income approach	Capitalization rate	10%

Real estate owned – church	1,933	Sales comparison approach	Adjustment for differences between the comparable sales	-7% to 7% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at June 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$34,636	$34,636	$-	$-	$34,636
Securities available-for-sale	18,814	-	18,814	-	18,814
Loans receivable held for investment	264,970	-	-	265,290	265,290
Federal Home Loan Bank stock	3,737	-	-	-	-
Accrued interest receivable	1,137	-	50	1,087	1,137
Financial Liabilities:
Deposits	$(214,731)	$-	$(206,631)	$-	$(206,631)
Federal Home Loan Bank advances	(79,500)	-	(82,503)	-	(82,503)
Junior subordinated debentures	(6,000)	-	-	(2,277)	(2,277)
Senior debt	(2,849)	-	-	(2,082)	(2,082)
Accrued interest payable	(771)	-	(21)	(731)	(752)
Advance payments by borrowers for taxes and insurance	(814)	-	(814)	-	(814)

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,196	$58,196	$-	$-	$58,196
Securities available-for-sale	9,397	-	9,397	-	9,397
Loans receivable held for investment	247,847	-	-	248,167	248,167
Federal Home Loan Bank stock	3,737	-	-	-	-
Accrued interest receivable	1,107	-	27	1,080	1,107
Financial Liabilities:
Deposits	$(214,405)	$-	$(209,656)	$-	$(209,656)
Federal Home Loan Bank advances	(79,500)	-	(82,840)	-	(82,840)
Junior subordinated debentures	(6,000)	-	-	(2,167)	(2,167)
Senior debt	(2,923)	-	-	(1,429)	(1,429)
Accrued interest payable	(718)	-	(63)	(608)	(671)
Advance payments by borrowers for taxes and insurance	(776)	-	(776)	-	(776)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

No options were granted during the three and six months ended June 30, 2014 and 2013.  The Company recorded $11 thousand and $22 thousand of stock-based compensation expense during the first half of 2014 and 2013.

NOTE (8) – Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the “Orders”) by the Office of Thrift Supervision, which was the regulatory predecessor of the Office of the Comptroller of the Currency (“OCC”).  The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval FRB, which is now the federal regulator for savings and loan holding companies.  In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

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

The Bank met the minimum capital requirements under the Consent Order at June 30, 2014 and December 31, 2013. Actual and required capital amounts and ratios at June 30, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014:
Tangible Capital to adjusted total assets	$35,682	10.67%	$5,017	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$35,682	10.67%	$13,379	4.00%	$30,102	9.00%
Total Capital to risk weighted assets	$38,602	17.00%	$18,170	8.00%	$29,526	13.00%

December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $10.6 million was required as of June 30, 2014, resulting in $0 net deferred tax assets.  The Company had recorded a valuation allowance of $9.7 million and $0 net deferred tax assets as of December 31, 2013.

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

Overview

In order to generate net interest income, we continued to rebuild our loan portfolio by originating $23.9 million in multi-family loans during the second quarter and $16.7 million in such loans during the first quarter.  Since the end of the year, we have further reduced our non-performing assets, primarily through payoffs and sales of REOs.  Also, we achieved aggregate recoveries of approximately $1.3 million, primarily from the payoffs of two non-accrual loans which had been fully written off in late 2011, resulting in a recovery of $1.1 million.

During the first half of 2014, we also obtained conditional approval from the trust that holds the Company’s Debentures of our proposal to extend the maturity of our Debentures to March 17, 2024, in exchange for payment of a portion of the principal of the Debentures and payment of all accrued interest on the Debentures through the effective date of the extension.  We have been moving forward with efforts to satisfy the conditions for the extension, including requirements to raise at least $6.0 million of equity capital, obtain approval from our regulators and prepare an appropriate supplemental indenture and other related documentation.  We have obtained the approval of our senior lender for the proposed payments of accrued interest and principal on the Debentures and have submitted an application to the FRB seeking written approval or non-objection to the Company’s proposed payments on the Debentures and modifications of the terms of the remaining Debentures.  In addition, we have obtained indications of interest from various investors for potential private sales of common stock in an aggregate amount greater than the $6.0 million minimum capital raise required to complete the extension of the maturity of the Debentures.  We have also filed a proxy statement with the SEC to seek stockholder approval of this private placement of common stock and related matters at our annual meeting of stockholders in September of this year.  There is no assurance that we will be successful in raising the necessary additional capital, obtaining regulatory approval and satisfying the other conditions to completion of the proposal.

Total assets increased by $2.2 million during the six months ended June 30, 2014, primarily reflecting a $17.1 million increase in our loan portfolio, a $9.4 million increase in our securities portfolio and a $23.6 million decrease in cash and cash equivalents as we invested our excess liquidity into mortgage backed securities and multi-family loans in order to improve the yield on interest-earning assets and grow total interest income

During the six months ended June 30, 2014, total deposits increased by $326 thousand while FHLB borrowings and senior debt remained the same during 2014.

We recorded net income of $59 thousand and $1.0 million for the three and six months ended June 30, 2014, compared to net losses of $228 thousand and $844 thousand for the three and six months ended June 30, 2013, respectively.  Results during the year 2014 included a recapture of loan losses of $500 thousand in the second quarter and $1.1 million in the first quarter and a grant of $200 thousand received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund in the first quarter.

Results of Operations

Net Income (Loss)

For the three and six months ended June 30, 2014, we recorded net income of $59 thousand, or $0.00 per diluted common share, and $1.0 million, or $0.05 earnings per diluted common share, respectively.  For the same periods a year ago, we recorded net losses of $228 thousand, or $0.29 loss per diluted common share, and $844 thousand, or $0.78 loss per diluted common share, respectively.  The increase from net loss to net income was primarily due to a recapture of loan losses of $500 thousand and $1.6 million during the three and six months ended June 30, 2014.  In addition, during the first half of 2014, we earned more net interest income before provision for loan losses and we received a CDFI grant of $200 thousand.

Net Interest Income

For the second quarter of 2014, net interest income before recapture of loan losses totaled $2.9 million, up $147 thousand, or 5%, from $2.8 million of net interest income before provision for loan losses for the second quarter of 2013.  The increase of $147 thousand in net interest income primarily resulted from an increase of 36 basis points in net interest margin and an increase of $15.2 million in the average balance of loans receivable.

Interest income decreased $187 thousand, or 5%, to $3.9 million for the second quarter of 2014 from $4.1 million for the second quarter of 2013.  The decrease in interest income was primarily due to a decrease of 66 basis points in the average yield on loans, which decreased interest income by $433 thousand, a decrease of 54 basis points in the average yield on mortgage-backed securities, which decreased interest income by $17 thousand, and a decrease of $36.1 million in the average balance in federal funds, which decreased interest income by $22 thousand.  The average yield on loans decreased from 6.17% for the second quarter of 2013 to 5.51% for the second quarter of 2014.  The higher average yield on loans for the second quarter of 2013 resulted from the sale of $15.5 million of non-performing loans and the return to accruing status of certain non-accrual loans during the second quarter of 2013.  The lower average loan yield on loans for the second quarter of 2014 was primarily due to payoffs of loans which carried a higher average yield than the average yield on loans, and lower yields on loan originations as a result of the low interest rate environment.

The above decreases in interest income were partially offset by increases in interest income resulting from loan originations and purchases of mortgage-backed securities.  The average balance of loans receivable increased from $252.6 million for the second quarter of 2013 to $267.8 million for the second quarter of 2014 which resulted in an increase of $226 thousand in interest income.  The average balance of mortgage-backed securities increased from $11.1 million for the second quarter of 2013 to $17.7 million for the second quarter of 2014 which resulted in an increase of $41 thousand in interest income.

Total interest expense decreased $334 thousand, or 26%, from $1.3 million for the second quarter of 2013 to $960 thousand for the second quarter of 2014.  Deposit interest expense decreased $155 thousand primarily due to a $30.2 million decline in the average balance of deposits and a 16 basis point decrease in the cost of deposits.  The decreases in the average balance and average cost of deposits reflect the maturities of certificates of deposit bearing higher rates.  Interest expense on FHLB advances decreased $46 thousand due to a decrease of 23 basis in the average cost of FHLB advances resulting from the refinancing of $28.0 million of higher costing FHLB advances in the second quarter of 2013 and $8.0 million in the first quarter of 2014.  No interest expense was recognized on the senior debt during the second quarter of 2014, compared to $137 thousand of interest expense during the second quarter of 2013.  As a result of the modification of the senior debt in August 2013, which was accounted for as a troubled debt restructuring, the carrying amount of the senior debt exceeded total expected cash payments due under the modified agreement, including interest, resulting in a gain on debt restructuring.  A portion of this gain has been deferred and will be recognized as we make payments on the modified senior debt.  As a result, no current or future interest expense associated with the modified senior debt.

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

	For the three months ended June 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$2,944	$3	0.41%	$6,220	$6	0.39%
Federal funds and other short-term investments	29,238	18	0.25%	65,308	38	0.23%
Securities (2)	17,716	104	2.35%	11,065	80	2.89%
Loans receivable (3)	267,820	3,689	5.51%	252,608	3,896	6.17%
FHLB stock	3,737	61	6.53%	3,736	42	4.50%
Total interest-earning assets	321,455	$3,875	4.82%	338,937	$4,062	4.79%
Non-interest-earning assets	9,179			17,256
Total assets	$330,634			$356,193
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,382	$15	0.39%	$16,840	$16	0.38%
Passbook deposits	36,503	29	0.32%	37,431	31	0.33%
NOW and other demand deposits	30,978	7	0.09%	34,405	6	0.07%
Certificate accounts	127,787	376	1.18%	152,166	529	1.39%
Total deposits	210,650	427	0.81%	240,842	582	0.97%
FHLB advances	79,500	486	2.45%	79,500	532	2.68%
Junior subordinated debentures (4)	6,000	47	3.13%	6,000	43	2.87%
Senior debt (5)	2,867	-	-	5,000	137	10.96%
Total interest-bearing liabilities	299,017	$960	1.28%	331,342	$1,294	1.56%
Non-interest-bearing liabilities	5,098			8,047
Stockholders’ Equity	26,519			16,804
Total liabilities and stockholders’ equity	$330,634			$356,193
Net interest rate spread (6)		$2,915	3.54%		$2,768	3.23%
Net interest rate margin (7)			3.63%			3.27%

_____

(1)       Average yields and costs have been annualized.

(2)       Securities available-for-sale are included at average amortized cost.

(3)       Amount is net of deferred loan costs, unamortized premium, and loans in process, and includes loans held for sale.

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

(7)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended June 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$3,005	$6	0.40%	$6,261	$11	0.35%
Federal funds and other short-term investments	38,400	45	0.23%	61,510	61	0.20%
Securities (2)	13,456	168	2.50%	11,629	169	2.91%
Loans receivable (3)	263,359	7,315	5.56%	263,502	7,783	5.91%
FHLB stock	3,737	137	7.33%	3,813	62	3.25%
Total interest-earning assets	321,957	$7,671	4.77%	346,715	$8,086	4.66%
Non-interest-earning assets	8,758			16,474
Total assets	$330,715			$363,189
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,683	$31	0.40%	$17,031	$33	0.39%
Passbook deposits	36,921	59	0.32%	37,317	60	0.32%
NOW and other demand deposits	30,816	14	0.09%	34,978	12	0.07%
Certificate accounts	127,656	784	1.23%	157,647	1,101	1.40%
Total deposits	211,076	888	0.84%	246,973	1,206	0.98%
FHLB advances	79,500	976	2.46%	79,500	1,064	2.68%
Junior subordinated debentures (4)	6,000	94	3.13%	6,000	86	2.87%
Senior debt (5)	2,886	-	-	5,000	274	10.96%
Total interest-bearing liabilities	299,462	$1,958	1.31%	337,473	$2,630	1.56%
Non-interest-bearing liabilities	5,092			8,440
Stockholders’ Equity	26,161			17,276
Total liabilities and stockholders’ equity	$330,715			$363,189
Net interest rate spread (6)		$5,713	3.46%		$5,456	3.10%
Net interest rate margin (7)			3.55%			3.15%

_____

(1)       Average yields and costs have been annualized.

(2)       Securities available-for-sale are included at average amortized cost.

(3)       Amount is net of deferred loan costs, unamortized premium, and loans in process, and includes loans held for sale.

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

Provision for (Recapture of) Loan Losses

For the second quarter of 2014, we booked a recapture of $500 thousand of previously recorded provisions for loan losses.  We did not record a provision or recapture of loan losses during the second quarter of 2013.  The recapture of loan losses during the second quarter of 2014 primarily reflected a decline in net charge-offs and overall historical loss factors and improvements in our asset quality.

For the six months ended June 30, 2014, we recorded a recapture of $1.6 million compared to zero provision or recapture for the same period a year ago.  The recapture of loan losses during the first half of 2014 primarily resulted from $1.3 million of recoveries on previously charged-off loans.

Non-interest Income

Non-interest income for the second quarter of 2014 decreased $190 thousand from $254 thousand for the second quarter of 2013 to $64 thousand for the second quarter of 2014.  The decrease in non-interest income during the second quarter of 2014 primarily reflected a reduction of $81 thousand in net gains on sales of loans, an increase of $37 thousand in net losses on sales of REOs, a decrease of $32 thousand in other income, primarily miscellaneous loan fees, a reduction of $24 thousand in loan servicing fees, and a decrease of $16 thousand in service charges.  The change from loan servicing fees of $4 thousand to loan servicing expense of $20 thousand was due to higher amortization expense on mortgage servicing rights assets resulting from payoffs of investor loans.

For the six months ended June 30, 2014, non-interest income totaled $397 thousand compared to $475 thousand for the same period a year ago.  The $78 thousand decrease in non-interest income during the first half of 2014 primarily reflected a reduction of $97 thousand in net gains on sales of loans, an increase of $48 thousand in net losses on sales of REOs, a decrease of $41 thousand in service charges, a decrease of $41 thousand in other income, primarily miscellaneous loan fees and a reduction of $35 thousand in loan servicing fees which were partially offset by a $200 thousand grant from CDFI.

Non-interest Expense

Non-interest expense for the second quarter of 2014 increased $171 thousand from $3.2 million for the second quarter of 2013 to $3.4 million for the second quarter of 2014.  The increase in non-interest expense was primarily due to an increase of $113 thousand in provision for losses on REOs, an increase of $112 thousand in compensation and benefits expense and an increase of $88 thousand in professional services expense.  During the second quarter of 2014, in order to increase marketability of certain REOs, we lowered the list prices which resulted in an increase in the valuation allowance and provision for losses on REOs.  Compensation and benefits expense increased during the second quarter of 2014 primarily due to an increase in full-time equivalent employees from 60 in June 2013 to 71 in June 2014.  Professional services expense increased during the second quarter of 2014 due to higher legal and consulting fees related to our request for an extension of the maturity of the Debentures.

The above increases in non-interest expense were partially offset by a decrease of $93 thousand in other expense, a decrease of $27 thousand in occupancy expense and a decrease of $22 thousand in office services and supplies expense.  Other expense decreased during the second quarter of 2014 primarily due to a reduction of $50 thousand in provision for off-balance sheet items and a $25 thousand decrease in bad debt expense related to customer deposit accounts.

For the six months ended June 30, 2014, non-interest expense totaled $6.6 million compared to $6.8 million for the same period a year ago.  The $128 thousand decrease in non-interest expense during the first half of 2014 primarily reflected a reduction of $468 thousand in provision for losses on loans held for sale, a decrease of $217 thousand in other expenses, primarily REO and appraisal expenses, a decrease of $83 thousand in occupancy expense and a decrease of $42 thousand in FDIC insurance.  These decreases in non-interest expense were partially offset by an increase of $330 thousand in professional services expense, an increase of $246 thousand in compensation and benefits expense and an increase of $117 thousand in provision for losses on REOs.

Income Taxes

The Company’s income tax expense was $0 and $3 thousand for the three and six months ended June 30, 2014 compared to $1 thousand and $6 thousand for the three and six months ended June 30, 2013, respectively.  The tax expense for 2014 and 2013 primarily reflected the minimum taxes paid to the state of California.

Financial Condition

Total Assets

Total assets were $334.7 million at June 30, 2014, which represented an increase of $2.2 million, or 1%, from December 31, 2013.  During the first half of 2014, net loans held for investment increased by $17.1 million, securities increased by $9.4 million and cash and cash equivalents decreased by $23.4 million as we invested excess federal funds in securities and loans in order to grow total interest income and improve the yield on interest-earning assets.

Securities Available for Sale

In March 2014, we purchased $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities with an average yield of 2.23%.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $15.9 million to $272.8 million at June 30, 2014 from $256.9 million at December 31, 2013.  The increase in our loan portfolio since the end of 2013 consisted of an increase of $31.9 million in our multi-family residential real estate loan portfolio which was partially offset by a decrease of $1.6 million in our one-to-four family residential real estate loan portfolio, a decrease of $3.3 million in our commercial real estate loan portfolio, a decrease of $9.6 million in our church loan portfolio and a decrease of $1.5 million in our commercial loan portfolio.

Loan originations for the six months ended June 30, 2014 totaled $40.6 million, compared to $8.4 million for the six months ended June 30, 2013.  Loan repayments for the six months ended June 30, 2014 totaled $22.3 million, compared to $26.5 million for the six months ended June 30, 2013.  Loan charge-offs during the first half of 2014 totaled $442 thousand, compared to charge-offs of $1.8 million during the first half of 2013.  Loans transferred to REO during the first quarter of 2014 totaled $1.8 million, compared to $1.6 million during the first half of 2013.

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

Our ALLL decreased by $770 thousand from $10.1 million, or 3.95% of our loans receivable held for investment, at December 31, 2013, to $9.4 million, or 3.44% of our loans receivable held for investment, at June 30, 2014, primarily reflecting $1.6 million of recapture of loan losses and $442 thousand of loan charge-offs which were partially offset by $1.3 million of recoveries on previously charged-off loans.  We continue to maintain our allowance at a level which we believe is appropriate given the significant reduction in non-performing loans, the continued improvement in our asset quality metrics, as well as the high quality of our loan originations.

Recoveries during the first half of 2014 totaled $1.3 million compared to $528 thousand during the first half of 2013.  Recoveries during the first half of 2014 were primarily due to payoffs of two non-accrual loans secured by church properties and two commercial loans which had been fully written off in late 2011.

Loan charge-offs during the first half of 2014 were $442 thousand, or 0.34% of average loans, compared to $1.8 million, or 1.38% of average loans, during the first half of 2013.  Charge-offs during the first half of 2014 were related to losses on impaired loans and consisted of a charge-off of $322 thousand on a church loan, a charge-off of $93 thousand on a one-to-four family residential real estate loan, a charge-off of $18 thousand on a commercial loan and a charge-off of $9 thousand on a commercial real estate loan.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of June 30, 2014, we had total delinquencies of $3.6 million, compared to total delinquencies of $11.1 million at December 31, 2013.  Loan delinquencies decreased by $7.5 million during the first half of 2014 as $4.3 million of delinquent loans were brought current, $2.6 million were paid off and $1.9 million were foreclosed and transferred to REO, which were partially offset by $1.4 million of loans that became delinquent in 2014.  Of the $3.6 million delinquent loans at June 30, 2014, $2.5 million were greater than 90 days delinquent.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2014, NPLs totaled $12.9 million, compared to $17.7 million at December 31, 2013.   The $4.8 million decrease in NPLs was primarily due to repayments of $3.6 million, including payoffs of $2.9 million, the transfer of $1.8 million of NPLs to REO and the return of a $321 thousand loan to accrual status.  These decreases were partially offset by $991 thousand of loans that were placed on non-accrual status during the first half of 2014.

The ratio of the ALLL to NPLs increased to 73.74% at June 30, 2014 from 57.32% at December 31, 2013, primarily due to the $4.8 million decrease in NPLs.  When reviewing the adequacy of the ALLL as a percentage of NPLs, we consider the impact of charge-offs.  Also, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of June 30, 2014, we had written down 73% of our NPLs to estimated fair value less estimated selling costs.  The remaining 27% of our NPLs at June 30, 2014 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  Also, in connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2014, $10.0 million, or 78%, of our total NPLs of $12.9 million were current in their payments.

Impaired loans at June 30, 2014 were $28.1 million, compared to $33.5 million at December 31, 2013.  Specific reserves for impaired loans were $1.8 million, or 6.39% of the aggregate impaired loan amount at June 30, 2014, compared to $2.2 million, or 6.53%, at December 31, 2013.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 3.10% at June 30, 2014, compared to 3.56% at December 31, 2013.  Of the $28.1 million in impaired loans, $16.2 million had specific reserves recorded as of June 30, 2014.  Of the $16.2 million of impaired loans with specific reserves, $1.2 million were collateral dependent loans measured at fair value with a valuation allowance of $153 thousand and $15.0 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $1.6 million.  On $4.7 million of the remaining impaired loans, the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan and did not require a specific reserve or charge-off.  The remaining $7.2 million of impaired loans had been written down to fair value after cumulative charge-offs of $3.5 million, including $3.1 million of charge-offs that were recorded in prior years.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2014, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the six months ended June 30, 2014, REO decreased by $766 thousand from $2.1 million at December 31, 2013 to $1.3 million at June 30, 2014.  During the first half of 2014, three loans totaling $1.8 million, which consisted of a multi-family residential property and two church buildings, were foreclosed and transferred to REO.  Five REO properties were sold during the first half of 2014 for net proceeds of $2.2 million and a net loss of $50 thousand.  At June 30, 2014, the Bank’s REO consisted of three commercial real estate properties, all of which are church buildings.

Deposits

Deposits totaled $214.7 million at June 30, 2014, up $326 thousand from December 31, 2013.  During the first half of 2014, certificates of deposit increased by $3.1 million and represented 62% of total deposits at June 30, 2014, compared to 61% of total deposits at December 31, 2013.  Core deposits (NOW, demand, money market and passbook accounts) decreased by $2.7 million during the first half of 2014 and represented 38% of total deposits at June 30, 2014, compared to 39% of total deposits at December 31, 2013.

Borrowings

At June 30, 2014, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our modified senior debt of $2.4 million, excluding the unamortized deferred gain on debt restructuring of $424 thousand.

At June 30, 2014, advances from the FHLB remained unchanged from $79.5 million, or 24% of total assets, at year-end 2013.  The weighted average cost of advances decreased 5 basis points from 2.49% at December 31, 2013 to 2.44% at June 30, 2014 primarily because we refinanced $8.0 million of advances in February 2014.

Our $6.0 million aggregate principal amount of Debentures matured on March 17, 2014.  The Company is not permitted to make payments on any debt without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.  On February 28, 2014, we were notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust’s senior securities had indicated their approval of our proposal to extend the maturity until March 17, 2024, in return for a partial redemption of $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption, subject to certain conditions, including requirements to raise at least $6.0 million of equity capital, obtain approvals from our regulators and senior lender and prepare an appropriate supplemental indenture and other required documentation.  As of the middle of July 2014, we have obtained indications of interest from various investors for potential private sales of common stock in an aggregate amount greater than the $6 million minimum capital raise required to complete the extension of the maturity of the Debentures and have filed a proxy statement with the SEC to seek stockholder approval of the proposed private placement of common stock and related matters at our annual meeting of stockholders in September of this year.  We have also obtained the written approval of our senior lender for the proposed payments on the Debentures and have submitted an application to the FRB seeking approval or written non-objection to the proposed payments of all accrued interest and $900 thousand aggregate principal amount of the Debentures and the modification of the maturity and other terms of the Debentures, which we negotiated in the first quarter of 2014.  No assurance can be given that we will be successful in raising the additional equity, obtaining the necessary approvals or satisfying the other conditions to the proposal.  As of June 30, 2014, the accrued interest on the Debentures was $750 thousand.

Senior debt of $2.8 million at June 30, 2014 consisted of $2.4 million of principal, unchanged from December 31, 2013 and $424 thousand of unamortized deferred gain on restructuring, which decreased by $74 thousand during the first half of 2014 primarily reflecting interest payments made in February and May 2014.

Information regarding the Debentures and senior debt is included in Note 5 “Junior Subordinated Debentures and Senior Debt” of the Notes to Consolidated Financial Statements.

Stockholders’ Equity

Stockholders’ equity was $26.7 million, or 7.99% of the Company’s total assets, at June 30, 2014, compared to $25.6 million, or 7.70% of the Company’s total assets, at December 31, 2013.

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

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.  We do not expect, however, that the Bank will be able to pay dividends to the Company for at least the next several quarters or such longer period as may be required to achieve recurring profitable operations.  The Company has limited liquidity to pay operating expenses and needs to raise additional capital within the next nine months to continue paying its operating expenses, including allocations of shared expenses from the Bank, on a timely basis.  As a result, our immediate priority for enhancing the Company’s liquidity is to raise additional equity capital.  As discussed above, we have obtained indications of interest from various investors for potential private sales of common stock in an aggregate amount greater than the $6.0 million minimum capital raise required to complete the extension of the maturity of the Debentures.

As discussed above under “Financial Condition - Borrowings”, we have been notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust’s senior securities have indicated their approval of our proposal to extend the maturity of the Company’s Debentures, which matured on March 17, 2014, in return for a partial redemption of $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption.  This approval is subject to various conditions, including raising at least $6.0 million of additional equity capital and approvals from our regulators and senior lender.  We intend to use any additional capital raised by the Company to reduce the Company’s senior debt, make the negotiated payments of interest and principal on the Company’s Debentures, increase the Bank’s capital, and enhance the Company’s liquidity.

The Company recorded consolidated net cash inflows from operating activities of $876 thousand and $1.6 million during the first half of 2014 and 2013, respectively.  Net cash inflows from operating activities during the first half of 2014 were primarily attributable to interest payments received on loans and securities.

The Company recorded consolidated net cash outflows from investing activities of $24.8 million during the first half of 2014, compared to consolidated net cash inflows from investing activities of $36.4 million during the first half of 2013.  Net cash outflows from investing activities during the first half of 2014 were attributable primarily to purchases of securities and originations of loans.

The Company recorded consolidated net cash inflows from financing activities of $364 thousand during the first half of 2014, compared to consolidated net cash outflows of $27.9 million during the first half of 2013.  Net cash inflows from financing activities during the first half of 2014 were attributable primarily to a net increase in deposits.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged.  The Bank’s liquid assets at June 30, 2014 consisted of $34.6 million in cash and cash equivalents and $17.6 million in securities available-for-sale that were not pledged, compared to liquid assets of $58.2 million in cash and cash equivalents at December 31, 2013.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  That approved limit and collateral requirement would have permitted the Bank, as of June 30, 2014, to borrow an additional $20.5 million.

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

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013.  The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets.  The Bank was in compliance with all capital requirements in effect at June 30, 2014 and December 31, 2013.

Actual and required capital amounts and ratios at June 30, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014:
Tangible Capital to adjusted total assets	$ 35,682	10.67%	$ 5,017	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 35,682	10.67%	$ 13,379	4.00%	$ 30,102	9.00%
Total Capital to risk weighted assets	$ 38,602	17.00%	$ 18,170	8.00%	$ 29,526	13.00%

December 31, 2013:
Tangible Capital to adjusted total assets	$ 34,035	10.24%	$ 4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$ 34,035	10.24%	$ 13,295	4.00%	$ 29,914	9.00%
Total Capital to risk weighted assets	$ 36,845	16.95%	$ 17,394	8.00%	$ 28,286	13.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2014.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.  There were no significant changes during the quarter ended June 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2014	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: August 13, 2014	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer