Form 10-Q
period 2014-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2014-11-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$6,341	$8,241
Federal funds	14,855	49,955
Cash and cash equivalents	21,196	58,196
Securities available-for-sale, at fair value	17,862	9,397
Loans receivable held for investment, net of allowance of $9,067 and $10,146	281,530	247,847
Accrued interest receivable	1,173	1,107
Federal Home Loan Bank (FHLB) stock	3,737	3,737
Office properties and equipment, net	2,758	2,725
Real estate owned (REO)	2,500	2,084
Bank owned life insurance	2,805	2,756
Investment in affordable housing limited partnership	1,165	1,309
Other assets	3,267	3,323
Total assets	$337,993	$332,481

Liabilities and stockholders’ equity

Liabilities:
Deposits	$217,092	$214,405
FHLB advances	79,500	79,500
Senior debt	2,812	2,923
Junior subordinated debentures	6,000	6,000
Accrued interest payable	834	718
Advance payments by borrowers for taxes and insurance	1,305	776
Other liabilities	3,008	2,569
Total liabilities	310,551	306,891

Stockholders’ Equity:
Preferred Stock, $.01 par value, authorized 1,000,000 shares	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2014 and December 31, 2013; issued 19,652,950 shares at September 30, 2014 and 19,630,473 shares at December 31, 2013; outstanding 19,548,959 shares at September 30, 2014 and 19,526,482 shares at December 31, 2013	196	196
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2014 and 5,000,000 shares at December 31, 2013; issued and outstanding 698,200 shares at September 30, 2014 and December 31, 2013	7	7
Additional paid-in capital	35,740	35,704
Accumulated deficit	(7,255)	(9,068)
Accumulated other comprehensive income	83	80
Treasury stock-at cost, 103,991 shares at September 30, 2014 and December 31, 2013	(1,329)	(1,329)
Total stockholders’ equity	27,442	25,590
Total liabilities and stockholders’ equity	$337,993	$332,481

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,681	$3,637	$10,996	$11,420
Interest on mortgage-backed and other securities	103	71	271	240
Other interest income	91	103	279	237
Total interest income	3,875	3,811	11,546	11,897

Interest expense:
Interest on deposits	421	522	1,309	1,728
Interest on borrowings	538	651	1,608	2,075
Total interest expense	959	1,173	2,917	3,803

Net interest income before provision for (recapture of) loan losses	2,916	2,638	8,629	8,094
Provision for (recapture of) loan losses	(950)	414	(2,532)	414
Net interest income after provision for (recapture of) loan losses	3,866	2,224	11,161	7,680

Non-interest income:
Service charges	103	132	333	403
Loan servicing fees, net	(9)	8	(34)	18
Net gains on sales of loans	-	-	-	97
Net gains (losses) on sales of REO	52	(8)	2	(10)
Gain on restructuring of debt	-	1,221	-	1,221
Other	19	14	261	113
Total non-interest income	165	1,367	562	1,842

Non-interest expense:
Compensation and benefits	1,829	1,479	5,024	4,428
Occupancy expense, net	321	269	901	932
Information services	203	213	640	636
Professional services	135	225	798	558
Provision for (recapture of) losses on loans held for sale	-	(315)	-	153
Provision for losses on REO	54	321	394	544
FDIC insurance	177	181	527	573
Office services and supplies	96	91	292	312
Other	451	543	1,331	1,640
Total non-interest expense	3,266	3,007	9,907	9,776

Income (loss) before income taxes	765	584	1,816	(254)
Income tax expense	-	-	3	6
Net income (loss)	$765	$584	$1,813	$(260)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities available for sale	$(70)	$(76)	$3	$(222)
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	(70)	(76)	3	(222)

Comprehensive income (loss)	$695	$508	$1,816	$(482)

Net income (loss)	$765	$584	$1,813	$(260)
Dividends and discount accretion on preferred stock	-	(127)	-	(779)
Income (loss) available to common stockholders	$765	$457	$1,813	$(1,039)

Earnings (loss) per common share-basic	$0.04	$0.05	$0.09	$(0.23)
Earnings (loss) per common share-diluted	$0.04	$0.05	$0.09	$(0.23)
Dividends declared per share-common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,813	$(260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recapture of) loan losses	(2,532)	414
Provision for losses on loans held for sale	-	153
Provision for losses on REO	394	544
Depreciation	180	161
Net amortization of deferred loan origination costs	171	149
Net amortization of premiums on mortgage-backed securities	41	28
Amortization of investment in affordable housing limited partnership	144	164
Stock-based compensation expense	11	33
Earnings on bank owned life insurance	(49)	(51)
Net (gains) losses on sales of REO	(2)	10
Net gains on sales of loans	-	(97)
Gain on restructuring of debt	-	(1,221)
Amortization of deferred gain on restructuring of debt	(111)	-
Stock-based compensation — non-employee	25	-
Net change in accrued interest receivable	(66)	134
Net change in other assets	56	955
Net change in accrued interest payable	116	489
Net change in other liabilities	439	(9)
Net cash provided by operating activities	630	1,596

Cash flows from investing activities:
Net change in loans receivable held for investment	(34,635)	(2,041)
Proceeds from sales of loans receivable held for sale	-	15,502
Principal repayments on loans receivable held for sale	-	1,520
Available-for-sale securities:
Purchases	(10,463)	-
Maturities, prepayments and calls	1,960	2,980
Proceeds from sales of REO	2,505	3,583
Redemption of FHLB stock	-	164
Purchase of FHLB stock	-	(376)
Additions to office properties and equipment	(213)	(232)
Net cash provided by (used in) investing activities	(40,846)	21,100

Cash flows from financing activities:
Net change in deposits	2,687	(38,502)
Repayments on FHLB advances	(8,000)	(28,000)
Proceeds from FHLB advances	8,000)	36,000
Net proceeds from issuance of common stock	-	3,347
Net change in advance payments by borrowers for taxes and insurance	529	323
Net cash provided by (used in) financing activities	3,216	(26,832)

Net change in cash and cash equivalents	(37,000)	(4,136)
Cash and cash equivalents at beginning of period	58,196	64,360
Cash and cash equivalents at end of period	$21,196	$60,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,801	$3,314
Cash paid for income taxes	$3	$4

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$3,313	$1,832
Transfers of loans receivable held for sale to REO	$-	$753
Transfers of loans receivable from held for investment to held for sale	$-	$7,259
Transfers of loans receivable from held for sale to held for investment	$-	$7,394
Exchange of other borrowings for common stock	$-	$2,575
Exchange of dividends payable for common stock	$-	$2,646
Transfer of accrued interest to senior debt	$-	$535
Issuance of common stock for services	$25	$-

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or loss or stockholders’ equity.

Recent Accounting Pronouncements

In July 2013, the FASB amended ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except that to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  Adopting this standard did not have a material effect on the Company’s operating results or financial condition.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables— Troubled Debt Restructurings by Creditors.”  ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to REO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement.  A reporting entity is required to make interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure.  ASU 2014-04 becomes effective for interim and annual periods beginning on or after December 15, 2014.  Adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (2) – Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents, except for the Company’s formerly outstanding Series F Non-cumulative Voting Preferred Stock and Series G Non-Voting Preferred Stock, which are both included as participating securities in the table below.  The participating securities are entitled to share in common stock dividends on an as-converted basis.  There were no participating securities in 2014.

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share)
Basic
Net income (loss)	$765	$584	$1,813	$(260)
Less: Preferred stock dividends and accretion	-	(127)	-	(779)
Less: Net (income) loss attributable to participating securities	-	(283)	-	465
Income (loss) available to common stockholders	$765	$174	$1,813	$(574)

Weighted average common shares outstanding	20,247,159	3,755,695	20,238,679	2,536,913

Earnings (loss) per common share - basic	$0.04	$0.05	$0.09	$(0.23)

Diluted
Net income (loss)	$765	$584	$1,813	$(260)
Less: Preferred stock dividends and accretion	-	(127)	-	(779)
Less: Net (income) loss attributable to participating securities	-	(283)	-	465
Income (loss) available to common stockholders	$765	$174	$1,813	$(574)

Weighted average common shares outstanding	20,247,159	3,755,695	20,238,679	2,536,913
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	20,247,159	3,755,695	20,238,679	2,536,913

Earnings (loss) per common share - diluted	$0.04	$0.05	$0.09	$(0.23)

Stock options for 93,750 shares of common stock for the three and nine months ended September 30, 2014 and 148,750 shares of common stock for the three and nine months ended September 30, 2013 were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:	(In thousands)
Residential mortgage-backed	$15,450	$469	$-	$15,919
U.S. Government and federal agency	1,929	14	-	1,943
Total available-for-sale securities	$17,379	$483	$-	$17,862
December 31, 2013:
Residential mortgage-backed	$8,917	$480	$-	$9,397
Total available-for-sale securities	$8,917	$480	$-	$9,397

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at September 30, 2014.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	-	-
Five to ten years	1,929	1,943
Beyond ten years	-	-
Residential mortgage-backed	15,450	15,919
Total	$17,379	$17,862

At September 30, 2014 and December 31, 2013, securities pledged to secure public deposits and FHLB advances had a carrying amount of $1.2 million and $9.4 million, respectively.  At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the first quarter of 2014, $8.6 million of residential mortgage-backed securities and $1.9 million of U.S. Government and federal agency securities were purchased and were classified as available-for-sale.  There were no sales of securities during the three and nine months ended September 30, 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Investment

Loans at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Single family (one-to-four units)	$41,659	$46,459
Multi-family (five or more units)	167,653	113,218
Commercial real estate	21,589	26,697
Church	56,992	67,934
Construction	394	424
Commercial – other	532	2,067
Consumer	6	38
Total gross loans receivable	288,825	256,837
Unamortized net deferred loan costs and premium	1,772	1,156
Allowance for loan losses	(9,067)	(10,146)
Loans receivable, net	$281,530	$247,847

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$2,304	$1,081	$4,112	$7	$19	$4	$9,376
Provision for (recapture of) loan losses	(465)	327	(96)	(724)	-	10	(2)	(950)
Recoveries	-	-	-	682	-	-	-	682
Loans charged off	(40)	-	-	(1)	-	-	-	(41)
Ending balance	$1,344	$2,631	$985	$4,069	$7	$29	$2	$9,067

	Nine Months Ended September 30, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	(455)	905	(479)	(1,408)	-	(1,091)	(4)	(2,532)
Recoveries	2	-	-	851	-	1,083	-	1,936
Loans charged off	(133)	-	(9)	(323)	-	(18)	-	(483)
Ending balance	$1,344	$2,631	$985	$4,069	$7	$29	$2	$9,067

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2013
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$2,445	$1,169	$1,674	$5,060	$8	$213	$10	$10,579
Provision for loan losses	(315)	351	72	523	(1)	(213)	(3)	414
Recoveries	-	-	16	5	-	59	-	80
Loans charged off	(51)	(3)	(190)	(490)	-	-	-	(734)
Ending balance	$2,079	$1,517	$1,572	$5,098	$7	$59	$7	$10,339

	Nine Months Ended September 30, 2013
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for loan losses	(150)	56	(96)	929	(1)	(322)	(2)	414
Recoveries	259	-	117	18	-	214	-	608
Loans charged off	(90)	(661)	(1,134)	(667)	-	-	-	(2,552)
Ending balance	$2,079	$1,517	$1,572	$5,098	$7	$59	$7	$10,339

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$124	$185	$1060	$-	$22	$-	$1,528
Collectively evaluated for impairment	1,207	2,507	800	3,009	7	7	2	7,539
Total ending allowance balance	$1,344	$2,631	$985	$4,069	$7	$29	$2	$9,067
Loans:
Loans individually evaluated for impairment	$1,436	$3,141	$4,692	$15,595	$-	$110	$-	$24,974
Loans collectively evaluated for impairment	40,223	164,512	16,897	41,397	394	422	6	263,851
Total ending loans balance	$41,659	$167,653	$21,589	$56,992	$394	$532	$6	$288,825

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$382	$143	$206	$1,444	$-	$12	$-	$2,187
Collectively evaluated for impairment	1,548	1,583	1,267	3,505	7	43	6	7,959
Total ending allowance balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Loans:
Loans individually evaluated for impairment	$3,053	$4,163	$4,894	$21,243	$-	$150	$-	$33,503
Loans collectively evaluated for impairment	43,406	109,055	21,803	46,691	424	1,917	38	223,334
Total ending loans balance	$46,459	$113,218	$26,697	$67,934	$424	$2,067	$38	$256,837

The following table presents information related to loans individually evaluated for impairment by type of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$1,453	$754	$-	$2,114	$1,441	$-
Multi-family	1,768	1,623	-	2,690	2,598	-
Commercial real estate	4,841	1,210	-	4,867	1,391	-
Church	7,894	5,635	-	11,806	8,446	-
Commercial - other	-	-	-	3,850	-	-
With an allowance recorded:
Single family	682	682	137	1,612	1,612	382
Multi-family	1,551	1,518	124	1,578	1,565	143
Commercial real estate	3,482	3,482	185	3,503	3,503	206
Church	10,196	9,960	1,060	12,862	12,797	1,444
Commercial -other	110	110	22	150	150	12
Total	$31,977	$24,974	$1,528	$45,032	$33,503	$2,187

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the monthly average of loans individually evaluated for impairment by type of loans and the related interest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$2,038	$25	$2,601	$60
Multi-family	3,250	20	3,554	66
Commercial real estate	4,716	106	4,792	295
Church	16,419	158	17,882	491
Commercial- other	117	3	130	8
Total	$26,540	$312	$28,959	$920

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$3,699	$30	$3,822	$91
Multi-family	3,347	15	3,215	55
Commercial real estate	6,986	182	7,778	405
Church	22,472	131	23,027	407
Construction	-	-	81	5
Commercial - other	165	2	156	8
Total	$36,669	$360	$38,079	$971

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $337 thousand and $668 thousand for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by type of loans:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Single family	$885	$-	$-	$885	$40,774
Multi-family	-	-	-	-	167,653
Commercial real estate	-	-	-	-	21,589
Church	-	-	898	898	56,094
Construction	-	-	-	-	394
Commercial - other	-	-	-	-	532
Consumer	-	-	-	-	6
Total	$885	$-	$898	$1,783	$287,042

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Single family	$802	$-	$585	$1,387	$45,072
Multi-family	-	-	545	545	112,673
Commercial real estate	346	-	1,016	1,362	25,335
Church	2,557	323	4,877	7,757	60,177
Construction	-	-	-	-	424
Commercial - other	82	-	-	82	1,985
Consumer	-	-	-	-	38
Total	$3,787	$323	$7,023	$11,133	$245,704

The following table presents the recorded investment in non-accrual loans by type of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Single family	$769	$1,441
Multi-family	1,991	2,985
Commercial real estate	1,207	1,391
Church	5,786	11,735
Commercial - other	110	150
Total non-accrual loans	$9,863	$17,702

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2014 or December 31, 2013.

Troubled Debt Restructurings

At September 30, 2014, loans classified as troubled debt restructurings (“TDRs”) totaled $22.0 million, of which $6.9 million were included in non-accrual loans and $15.1 million were on accrual status.  At December 31, 2013, loans classified as TDRs totaled $27.3 million, of which $11.5 million were included in non-accrual loans and $15.8 million were on accrual status.  The Company has allocated $1.4 million and $1.9 million of specific reserves for accruing TDRs as of September 30, 2014 and December 31, 2013, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2014 and December 31, 2013, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

No loans were modified during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014.  The terms of certain loans were modified as TDRs during the nine months ended September 30, 2013.  The modification of the terms of such loans included payments of delinquent property taxes, which the borrower would be required to repay over a period greater than six months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents loans by type modified as troubled debt restructurings during the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Single family	5	$739	$789
Commercial real estate	1	1,456	1,497
Total	6	$2,195	$2,286

The troubled debt restructurings described above increased the allowance for loan losses by $57 thousand and resulted in charge-offs of $23 thousand during the nine months ended September 30, 2013.

At September 30, 2014 and 2013, none of the loans modified as troubled debt restructurings within the previous 12 months experienced a payment default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein.  The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated assets are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk category of loans by type of loans as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$37,447	$3,453	$759	$-	$-
Multi-family	162,192	612	4,849	-	-
Commercial real estate	15,714	524	5,351	-	-
Church	36,950	7,875	12,167	-	-
Construction	394	-	-	-	-
Commercial - other	422	-	110	-	-
Consumer	6	-	-	-	-
Total	$253,125	$12,464	$23,236	$-	$-

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$41,481	$3,537	$1,441	$-	$-
Multi-family	105,377	2,305	5,536	-	-
Commercial real estate	18,154	529	8,014	-	-
Church	34,367	17,657	15,910	-	-
Construction	424	-	-	-	-
Commercial - other	490	1,427	150	-	-
Consumer	38	-	-	-	-
Total	$200,331	$25,455	$31,051	$-	$-

NOTE (5) — Junior Subordinated Debentures and Senior Debt

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.77% at September 30, 2014.  The Company stopped paying interest on the Debentures in September 2010 and was not able to pay the principal or accrued interest on the Debentures at their March 17, 2014 maturity date.  The accrued interest on the Debentures was $797 thousand as of September 30, 2014.  Under the Cease and Desist Order applicable to the Company, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the Board of Governors of the Federal Reserve System (“FRB”).  In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.  In January 2014, the Company submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and $900 thousand, or 15%, of the principal amount of the Debentures at face value, subject to satisfaction of certain conditions.  The Company subsequently satisfied the conditions to implementation of this proposal, including, among others, obtaining the requisite Debenture holder approval of the final terms of the transaction, obtaining written confirmation of non-objection to the proposal and related transactions from the FRB, securing approval by the Company’s senior lender, and raising at least $6.0 million of additional common equity capital.  The Company completed the modification of the Debentures and related transactions on October 16, 2014, on which date the Company concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million, made the required payments of principal and accrued interest on Debentures, executed a Supplemental Indenture for the Debentures, that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof and repaid the outstanding defaulted senior bank debt of $2.4 million, together with all accrued interest thereon.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) — Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$15,919	$-	$15,919
Securities available-for-sale - U.S. Government and federal agency	-	1,943	-	1,943

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$9,397	$-	$9,397

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2014 and 2013.

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

	September 30, 2014	December 31, 2013
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
Single family	$577	$1,245
Multi-family	331	900
Commercial real estate	1,210	1,391
Church	4,121	9,024
Real estate owned:
Commercial real estate	-	151
Church	2,500	1,933

The following table provides information regarding (gains) losses recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Non-performing loans receivable held-for-sale	$-	$-	$-	$471
Impaired loans carried at fair value of collateral	90	671	388	1,071
Real estate owned	54	321	394	544
Total	$144	$992	$782	$2,086

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$577	Sales comparison approach	Adjustment for differences between the comparable sales	-9% to -1% (-4%)

Impaired loans – multi-family	331	Sales comparison approach	Adjustment for differences between the comparable sales	-18%
		Income approach	Capitalization rate	7%

Impaired loans – commercial real estate	1,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)
		Income approach	Capitalization rate	5% to 7.25% (6.63%)

Impaired loans – church	4,121	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 18% (6%)
		Income approach	Capitalization rate	7%

Real estate owned – church	2,500	Sales comparison approach	Adjustment for differences between the comparable sales	-2% to 2% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$1,245	Sales comparison approach	Adjustment for differences between the comparable sales	-6% to 6% (-1%)

Impaired loans – multi-family	900	Sales comparison approach	Adjustment for differences between the comparable sales	-15% to 1% (-9%)

		Income approach	Capitalization rate	8% to 9% (8.59%)

Impaired loans – commercial real estate	1,391	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 0% (-1%)

		Income approach	Capitalization rate	4.5% to 8% (7.06%)

Impaired loans – church	9,024	Sales comparison approach	Adjustment for differences between the comparable sales	-21% to 9% (-1%)

		Income approach	Capitalization rate	6.75%

Real estate owned – commercial real estate	151	Sales comparison approach	Adjustment for differences between the comparable sales	3% (3%)

		Income approach	Capitalization rate	10%

Real estate owned – church	1,933	Sales comparison approach	Adjustment for differences between the comparable sales	-7% to 7% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$21,196	$21,196	$-	$-	$21,196
Securities available-for-sale	17,862	-	17,862	-	17,862
Loans receivable held for investment	281,530	-	-	281,830	281,830
Federal Home Loan Bank stock	3,737	-	-	-	N/A
Accrued interest receivable	1,173	-	54	1,119	1,173
Financial Liabilities:
Deposits	$(217,092)	$-	$(207,784)	$-	$(207,784)
Federal Home Loan Bank advances	(79,500)	-	(81,907)	-	(81,907)
Junior subordinated debentures	(6,000)	-	-	(2,335)	(2,335)
Senior debt	(2,812)	-	-	(2,812)	(2,812)
Accrued interest payable	(834)	-	(37)	(797)	(834)
Advance payments by borrowers for taxes and insurance	(1,305)	-	(1,305)	-	(1,305)

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,196	$58,196	$-	$-	$58,196
Securities available-for-sale	9,397	-	9,397	-	9,397
Loans receivable held for investment	247,847	-	-	248,167	248,167
Federal Home Loan Bank stock	3,737	-	-	-	N/A
Accrued interest receivable	1,107	-	27	1,080	1,107
Financial Liabilities:
Deposits	$(214,405)	$-	$(209,656)	$-	$(209,656)
Federal Home Loan Bank advances	(79,500)	-	(82,840)	-	(82,840)
Junior subordinated debentures	(6,000)	-	-	(2,167)	(2,167)
Senior debt	(2,923)	-	-	(1,429)	(1,429)
Accrued interest payable	(718)	-	(63)	(608)	(671)
Advance payments by borrowers for taxes and insurance	(776)	-	(776)	-	(776)

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

NOTE (7) — Stock-based Compensation

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

No options were granted during the three and nine months ended September 30, 2014 and 2013.  The Company recorded $0 and $11 thousand of stock-based compensation expense during the three and nine months ended September 30, 2014 and $11 thousand and $33 thousand of stock-based compensation expense during the three and nine months ended September 30, 2013.

NOTE (8) — Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the “Orders”) by the Office of Thrift Supervision, which was the regulatory predecessor of the Office of the Comptroller of the Currency (“OCC”).  The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the FRB, which is now the federal regulator for savings and loan holding companies.  In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

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

The Bank met the minimum capital requirements under the Consent Order at September 30, 2014 and December 31, 2013.  Actual and required capital amounts and ratios at September 30, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014:
Tangible Capital to adjusted total assets	$36,606	10.84%	$5,066	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$36,606	10.84%	$13,510	4.00%	$30,398	9.00%
Total Capital to risk weighted assets	$39,614	16.89%	$18,764	8.00%	$30,492	13.00%

December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $10.3 million was required as of September 30, 2014, resulting in $0 net deferred tax assets.  The Company had recorded a valuation allowance of $9.7 million and $0 net deferred tax assets as of December 31, 2013.

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

Overview

In order to generate net interest income, we continued to rebuild our loan portfolio by originating $67.2 million in multi-family loans during the nine months ended September 30, 2014.  Since the end of the year, we have further reduced our non-performing assets, primarily through payoffs and sales of REOs.  Also, we achieved aggregate recoveries of approximately $1.9 million, primarily from the payoffs of two non-accrual loans which had been fully written off in late 2011, resulting in a recovery of $1.1 million.

During the first quarter of 2014, we obtained conditional approval from the trust that holds our Debentures of our proposal to extend the maturity of the Debentures to March 17, 2024, in exchange for payment of a portion of the principal of the Debentures and payment of all accrued interest on the Debentures through the effective date of the extension.  We subsequently satisfied the conditions to implementation of this proposal, including, among others, obtaining the requisite Debenture holder approval, obtaining written confirmation of non-objection to the proposal and related transactions from the FRB, securing approval by our senior lender, and raising at least $6.0 million of additional common equity capital.  We completed the modification of the Debentures and related transactions on October 16, 2014, on which date we concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million, made the required payments of principal and accrued interest on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the remaining $5.1 million principal amount of the Debentures to March 17, 2024 and modified the payment terms thereof, and repaid the outstanding defaulted senior bank debt of $2.4 million, together with all accrued interest thereon, in full.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3 Month LIBOR plus 2.54%.  Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

Total assets increased by $5.5 million during the nine months ended September 30, 2014, primarily reflecting a $33.7 million increase in our net loan portfolio, an $8.5 million increase in our securities portfolio and a $37.0 million decrease in cash and cash equivalents as we invested our excess liquidity into mortgage-backed securities and multi-family loans in order to improve the yield on interest-earning assets and grow total interest income

During the nine months ended September 30, 2014, total deposits increased by $2.7 million while FHLB borrowings and senior debt remained the same during 2014.

We recorded net income of $765 thousand and $1.8 million for the three and nine months ended September 30, 2014, compared to net income of $584 thousand and net loss of $260 thousand for the three and nine months ended September 30, 2013, respectively.  Results during the first nine months of 2014 included a recapture of loan losses of $2.5 million and a grant of $200 thousand received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund.

Results of Operations

Net Income (Loss)

For the three and nine months ended September 30, 2014, we recorded net income of $765 thousand, or $0.04 per diluted common share, and $1.8 million, or $0.09 per diluted common share, respectively.  For the same periods a year ago, we recorded net income of $584 thousand, or $0.05 per diluted common share, and net loss of $260 thousand, or $0.23 per diluted common share, respectively.

The increases in net income were primarily due to a recapture of loan losses of $950 thousand and $2.5 million during the three and nine months ended September 30, 2014, compared to a provision for loan losses of $414 thousand during the three and nine months ended September 30, 2013.  In addition, during the first nine months of 2014, we earned more net interest income before recapture of loan losses and we received a CDFI grant of $200 thousand.  Partially offsetting these increases was the inclusion of a gain of $1.2 million on the restructuring of the Company’s senior debt in the third quarter of 2013. We also incurred higher non-interest expense during the first nine months of 2014.

Net Interest Income

For the third quarter of 2014, net interest income before recapture of loan losses totaled $2.9 million, up $278 thousand, or 11%, from $2.6 million of net interest income before provision for loan losses for the third quarter of 2013.  The increase of $278 thousand in net interest income primarily resulted from an increase of $27.9 million in the average balance of loans receivable and an increase of 28 basis points in net interest margin.

Interest income increased $64 thousand, or 2%, to $3.9 million for the third quarter of 2014 from $3.8 million for the third quarter of 2013.  The increase in interest income was primarily due to an increase of $27.9 million in the average balance of loans receivable, which increased interest income by $384 thousand and an increase of $7.7 million in the average balance in securities, which increased interest income by $46 thousand.  We continue to rebuild our loan portfolio by originating $67.2 million in multi-family loans during the first nine months of 2014, with $26.6 million in such loans during the third quarter.  To supplement loan originations, we purchased $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities in March 2014.

The above increases in interest income were partially offset by a decrease of 52 basis points in the average yield on loans, which decreased interest income by $340 thousand, a decrease of 48 basis points in the average yield on securities, which decreased interest income by $14 thousand, and a decrease of $28.6 million in the average balance in federal funds, which decreased interest income by $17 thousand.  The average yield on loans decreased from 5.80% for the third quarter of 2013 to 5.28% for the third quarter of 2014.  The lower average loan yield on loans for the third quarter of 2014 was primarily due to payoffs of loans which carried a higher average yield than the average yield on loans, and lower yields on loan originations as a result of the low interest rate environment.

Total interest expense decreased $214 thousand, or 18%, from $1.2 million for the third quarter of 2013 to $959 thousand for the third quarter of 2014.  Deposit interest expense decreased $101 thousand primarily due to a 16 basis point decrease in the cost of deposits and a $5.8 million decline in the average balance of deposits.  The decreases in the average balance and average cost of deposits reflect the maturities of certificates of deposit bearing higher rates.  Interest expense on FHLB advances decreased $10 thousand due to a decrease of 5 basis points in the average cost of FHLB advances resulting from $8.0 million in the first quarter of 2014.  No interest expense was recognized on the senior debt during the third quarter of 2014, compared to $81 thousand of interest expense during the third quarter of 2013.  As a result of the modification of the senior debt in August 2013, which was accounted for as a troubled debt restructuring, the carrying amount of the senior debt exceeded total expected cash payments due under the modified agreement, including interest, resulting in a gain on debt restructuring.  A portion of this gain was deferred and was being recognized as we made payments on the modified senior debt.  As a result, no interest expense has been recorded with respect to this modified senior debt since the completion of the debt restructuring in August 2013.  The entire balance of the senior debt was repaid after the end of the quarter.  Accordingly, the remaining deferred gain on debt restructuring of $365 thousand will be taken into income in the fourth quarter.

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

	For the three months ended September 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$2,988	$4	0.54%	$3,921	$7	0.71%
Federal funds and other short-term investments	24,633	15	0.24%	53,259	32	0.24%
Securities (2)	17,924	103	2.30%	10,218	71	2.78%
Loans receivable (3)	278,649	3,681	5.28%	250,787	3,637	5.80%
FHLB stock	3,737	72	7.71%	3,741	64	6.84%
Total interest-earning assets	327,931	$3,875	4.73%	321,926	$3,811	4.74%
Non-interest-earning assets	7,361			15,764
Total assets	$335,292			$337,690
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,523	$14	0.36%	$16,460	$16	0.39%
Passbook deposits	36,339	30	0.33%	37,453	31	0.33%
NOW and other demand deposits	30,870	7	0.09%	32,858	8	0.10%
Certificate accounts	132,658	370	1.12%	134,403	467	1.39%
Total deposits	215,390	421	0.78%	221,174	522	0.94%
FHLB advances	79,500	490	2.46%	79,587	500	2.51%
Junior subordinated debentures (4)	6,000	48	3.20%	6,000	70	4.67%
Senior debt (5)	2,831	-	-	3,713	81	8.73%
Total interest-bearing liabilities	303,721	$959	1.26%	310,474	$1,173	1.51%
Non-interest-bearing liabilities	4,634			6,064
Stockholders’ Equity	26,937			21,152
Total liabilities and stockholders’ equity	$335,292			$337,690
Net interest rate spread (6)		$2,916	3.46%		$2,638	3.22%
Net interest rate margin (7)			3.56%			3.28%

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

(7)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended September 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets
Interest-earning assets:
Interest-earning deposits	$2,999	$10	0.44%	$5,472	$18	0.44%
Federal funds and other short-term investments	33,761	60	0.24%	58,729	93	0.21%
Securities (2)	14,962	271	2.42%	11,154	240	2.87%
Loans receivable (3)	268,512	10,996	5.46%	259,217	11,420	5.87%
FHLB stock	3,737	209	7.46%	3,789	126	4.43%
Total interest-earning assets	323,971	$11,546	4.75%	338,361	$11,897	4.69%
Non-interest-earning assets	8,275			16,246
Total assets	$332,246			$354,607
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$15,629	$45	0.38%	$16,838	$49	0.39%
Passbook deposits	36,725	89	0.32%	37,363	91	0.32%
NOW and other demand deposits	30,834	21	0.09%	34,213	20	0.08%
Certificate accounts	129,342	1,154	1.19%	149,814	1,568	1.40%
Total deposits	212,530	1,309	0.82%	238,228	1,728	0.97%
FHLB advances	79,500	1,466	2.46%	79,529	1,564	2.62%
Junior subordinated debentures (4)	6,000	142	3.16%	6,000	156	3.47%
Senior debt (5)	2,867	-	-	4,485	355	10.55%
Total interest-bearing liabilities	300,897	$2,917	1.29%	328,242	$3,803	1.54%
Non-interest-bearing liabilities	4,936			7,470
Stockholders’ Equity	26,413			18,895
Total liabilities and stockholders’ equity	$332,246			$354,607
Net interest rate spread (6)		$8,629	3.46%		$8,094	3.14%
Net interest rate margin (7)			3.55%			3.19%

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

Provision for (Recapture of) Loan Losses

For the third quarter of 2014, we booked a recapture of $950 thousand of previously recorded provisions for loan losses, compared to a provision for loan losses of $414 thousand for the same period a year ago.  The recapture of loan losses during the third quarter of 2014 primarily reflected a recovery for loan losses of $671 thousand as a result of a settlement of a loan which had been previously written down in exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan.  In addition, the recapture of loan losses reflected a decline in net charge-offs and overall historical loss factors and improvements in our asset quality.

For the nine months ended September 30, 2014, we recorded a recapture of $2.5 million compared to a provision for loan losses of $414 thousand for the same period a year ago.  The recapture of loan losses during the first nine months of 2014 primarily resulted from $1.9 million of recoveries on previously charged-off loans.

Non-interest Income

Non-interest income for the third quarter of 2014 decreased $1.2 million from $1.4 million for the third quarter of 2013 to $165 thousand for the third quarter of 2014.  The decrease in non-interest income during the third quarter of 2014 was primarily due to the inclusion of a gain of $1.2 million on the restructuring of the Company’s senior debt in the third quarter of 2013.  In addition, service charges decreased $29 thousand and loan servicing fees decreased $17 thousand during the third quarter of 2014.  These decreases were partially offset by a gain of $52 thousand on the sale of REO during the third quarter of 2014, compared to a loss of $8 thousand on the sale of REO during the same period a year ago.

For the nine months ended September 30, 2014, non-interest income totaled $562 thousand compared to $1.8 million for the same period a year ago.  The $1.3 million decrease in non-interest income during the first nine months of 2014 primarily reflected the inclusion of a gain of $1.2 million on the restructuring of the Company’s senior debt in the third quarter of 2013, a reduction of $97 thousand in net gains on sales of loans, a decrease of $70 thousand in service charges, and a reduction of $52 thousand in loan servicing fees which were partially offset by an increase of $148 thousand in other income, primarily reflecting a grant of $200 thousand received from the CDFI Fund in early 2014 and a $35 thousand reduction in miscellaneous loan fees.

Non-interest Expense

Non-interest expense for the third quarter of 2014 increased $259 thousand from $3.0 million for the third quarter of 2013 to $3.3 million for the third quarter of 2014.  The increase in non-interest expense was primarily due to an increase of $350 thousand in compensation and benefits expense and an increase of $52 thousand in occupancy expense, primarily rent expense.  Compensation and benefits expense increased during the third quarter of 2014 primarily due to a bonus accrual and an increase in full-time equivalent employees from 68 in September 2013 to 73 in September 2014.  In addition, we recorded a $315 thousand recapture of losses on loans held for sale in the third quarter 2013, resulting in reduction of non-interest expense for that quarter.

The above increases in non-interest expense were partially offset by a decrease of $267 thousand in provision for losses on REOs, a decrease of $92 thousand in other expense, primarily insurance expense, and a decrease of $90 thousand in professional services expense, primarily legal expense.

For the nine months ended September 30, 2014, non-interest expense totaled $9.9 million compared to $9.8 million for the same period a year ago.  The $131 thousand increase in non-interest expense during the first nine months of 2014 primarily reflected an increase of $596 thousand in compensation and benefits expense and an increase of $240 thousand in professional services expense.  These increases in non-interest expense were partially offset by a decrease of $309 thousand in other expenses, primarily insurance, REO and appraisal expenses, a decrease of $153 thousand in provision for losses on loans held for sale, a decrease of $150 thousand in provision for losses on REOs and a decrease of $46 thousand in FDIC insurance expense.

Income Taxes

The Company’s income tax expense was $0 and $3 thousand for the three and nine months ended September 30, 2014 compared to $0 thousand and $6 thousand for the three and nine months ended September 30, 2013, respectively.  The tax expense for 2014 and 2013 primarily reflected the minimum taxes paid to the state of California, and the use of tax carryforwards to offset current taxable income in the periods presented.

Financial Condition

Total Assets

Total assets were $338.0 million at September 30, 2014, which represented an increase of $5.5 million, or 2%, from December 31, 2013.  During the first nine months of 2014, net loans held for investment increased by $33.7 million, securities increased by $8.5 million and cash and cash equivalents decreased by $37.0 million as we invested excess federal funds in securities and loans in order to grow total interest income and improve the yield on interest-earning assets.

Securities Available for Sale

In March 2014, we purchased $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities with an average yield of 2.23%.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $32.0 million to $288.8 million at September 30, 2014 from $256.8 million at December 31, 2013.  The increase in our loan portfolio since the end of 2013 consisted of an increase of $54.4 million in our multi-family residential real estate loan portfolio which was partially offset by a decrease of $4.8 million in our single family residential real estate loan portfolio, a decrease of $5.1 million in our commercial real estate loan portfolio, a decrease of $11.0 million in our church loan portfolio and a decrease of $1.5 million in our commercial loan portfolio.

Loan originations, including loan purchases, for the nine months ended September 30, 2014 totaled $67.2 million, compared to $35.3 million for the nine months ended September 30, 2013.  Loan repayments for the nine months ended September 30, 2014 totaled $32.1 million, compared to $33.4 million for the nine months ended September 30, 2013.  Loan charge-offs during the first nine months of 2014 totaled $483 thousand, compared to charge-offs of $2.6 million during the first nine months of 2013.  Loans transferred to REO during the first nine months of 2014 totaled $3.3 million, compared to $1.8 million during the first nine months of 2013.

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

Our ALLL decreased by $1.0 million from $10.1 million, or 3.95% of our loans receivable held for investment, at December 31, 2013, to $9.1 million, or 3.14% of our loans receivable held for investment, at September 30, 2014, primarily reflecting $2.5 million of recapture of loan losses and $483 thousand of loan charge-offs which were partially offset by $1.9 million of recoveries on previously charged-off loans.  We continue to maintain our allowance at a level which we believe is appropriate given the significant reduction in non-performing loans, the continued improvement in our asset quality metrics, as well as the high quality of our loan originations.

Recoveries during the first nine months of 2014 totaled $1.9 million compared to $608 thousand during the first nine months of 2013.  Recoveries during the first nine months of 2014 were primarily due to payoffs of two non-accrual loans secured by church properties and two commercial loans which had been fully written off in late 2011 and due to a settlement of a loan which had been previously written down in exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan.

Loan charge-offs during the first nine months of 2014 were $483 thousand, or 0.24% of average loans, compared to $2.6 million, or 1.31% of average loans, during the first nine months of 2013.  Charge-offs during the first nine months of 2014 were related to losses on impaired loans and consisted of a charge-off of $323 thousand on a church loan, a charge-off of $133 thousand on a single family residential real estate loan, a charge-off of $18 thousand on a commercial loan and a charge-off of $9 thousand on a commercial real estate loan.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of September 30, 2014, we had total delinquencies of $1.8 million, compared to total delinquencies of $11.1 million at December 31, 2013.  Loan delinquencies decreased by $9.3 million during the first nine months of 2014 as $5.4 million of delinquent loans were brought current, $3.4 million were paid off and $2.6 million were foreclosed and transferred to REO, which were partially offset by $2.2 million of loans that became delinquent in 2014.  Of the $1.8 million delinquent loans at September 30, 2014, $898 thousand were greater than 90 days delinquent.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2014, NPLs totaled $9.9 million, compared to $17.7 million at December 31, 2013.   The $7.8 million decrease in NPLs was primarily due to repayments of $4.7 million, including payoffs of $3.7 million, the transfer of $2.6 million of NPLs to REO and the return of loans totaling $1.5 million to accrual status.  These decreases were partially offset by $991 thousand of loans that were placed on non-accrual status during the first nine months of 2014.

The ratio of the ALLL to NPLs increased to 91.93% at September 30, 2014 from 57.32% at December 31, 2013, primarily due to the $7.8 million decrease in NPLs.  When reviewing the adequacy of the ALLL as a percentage of NPLs, we consider the impact of charge-offs.  Also, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of September 30, 2014, we had written down 69% of our NPLs to estimated fair value less estimated selling costs.  The remaining 31% of our NPLs at September 30, 2014 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  Also, in connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2014, $9.0 million, or 91%, of our total NPLs of $9.9 million were current in their payments.

Impaired loans at September 30, 2014 were $25.0 million, compared to $33.5 million at December 31, 2013.  Specific reserves for impaired loans were $1.5 million, or 6.12% of the aggregate impaired loan amount at September 30, 2014, compared to $2.2 million, or 6.53%, at December 31, 2013.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 2.86% at September 30, 2014, compared to 3.56% at December 31, 2013.  The decrease in our coverage ratio reflected a decline in our historical loss factors and the continued improvements in our asset quality.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2014, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the nine months ended September 30, 2014, REO increased by $416 thousand from $2.1 million at December 31, 2013 to $2.5 million at September 30, 2014.  During the first nine months of 2014, four loans totaling $3.3 million, which consisted of a multi-family residential property and three church buildings, were foreclosed and transferred to REO.  Six REO properties were sold during the first nine months of 2014 for net proceeds of $2.5 million and a net gain of $2 thousand.  At September 30, 2014, the Bank’s REO consisted of three commercial real estate properties, all of which are church buildings.

Deposits

Deposits totaled $217.1 million at September 30, 2014, up $2.7 million from December 31, 2013.  During the first nine months of 2014, certificates of deposit increased by $2.7 million and represented 61% of total deposits at September 30, 2014 and December 31, 2013.  Core deposits (NOW, demand, money market and passbook accounts) decreased by $61 thousand during the first nine months of 2014 and represented 39% of total deposits at September 30, 2014 and December 31, 2013.

Borrowings

At September 30, 2014, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our modified senior debt of $2.4 million, excluding the unamortized deferred gain on debt restructuring of $387 thousand.

At September 30, 2014, advances from the FHLB remained unchanged from $79.5 million, or 24% of total assets, at year-end 2013.  The weighted average cost of advances decreased 5 basis points from 2.49% at December 31, 2013 to 2.44% at September 30, 2014 primarily because we refinanced $8.0 million of advances in February 2014.

Our $6.0 million aggregate principal amount of Debentures matured on March 17, 2014.  As of September 30, 2014, the accrued interest on the Debentures was $797 thousand.  We are not permitted to make payments on any debt without prior notice to and receipt of written notice of non-objection from the FRB.  In addition, under the terms of the Debentures, we are not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below.  On February 28, 2014, we were notified by the trustee for the trust which holds the Debentures that the requisite percentage of the holders of the trust’s senior securities had indicated their approval of our proposal to extend the maturity until March 17, 2024, in return for a partial redemption of $900 thousand aggregate principal amount of the Debentures at face value and payment of all interest accrued on the Debentures to the date of such redemption, subject to certain conditions.  We subsequently satisfied the conditions to implementation of this proposal, including, among others, obtaining written confirmation of non-objection to the proposal and related transactions from the FRB, securing approval by our senior lender, and raising at least $6.0 million of additional common equity capital.  We completed the modification of the Debentures and related transactions on October 16, 2014, on which date we concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million, made the required payments of principal and accrued interest on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the remaining $5.1 million principal amount of the Debentures to March 17, 2024 and modified the payment terms thereof, and repaid the outstanding defaulted senior bank debt of $2.4 million, together with all accrued interest thereon.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3 Month LIBOR plus 2.54%.  Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

Senior debt of $2.8 million at September 30, 2014 consisted of $2.4 million of principal, unchanged from December 31, 2013 and $387 thousand of unamortized deferred gain on restructuring, which decreased by $111 thousand during the first nine months of 2014 primarily reflecting interest payments made in February, May and August 2014.  We repaid the full amount of the outstanding senior debt and related accrued interest after the end of the quarter with a portion of the proceeds from the private placement described above.

Information regarding the Debentures and senior debt is included in Note 5 “Junior Subordinated Debentures and Senior Debt” of the Notes to Consolidated Financial Statements.

Stockholders’ Equity

Stockholders’ equity was $27.4 million, or 8.12% of the Company’s total assets, at September 30, 2014, compared to $25.6 million, or 7.70% of the Company’s total assets, at December 31, 2013.

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

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.  We do not expect, however, that the Bank will be able to pay dividends to the Company for at least the next several quarters or such longer period as may be required to achieve recurring profitable operations.  Through the first nine months of 2014, the Company had limited liquidity to pay operating expenses and needed to raise additional capital to continue paying its operating expenses, including allocations of shared expenses from the Bank, on a timely basis.  As a result, during the first three quarters of 2014 our immediate priority for enhancing the Company’s liquidity was to raise additional equity capital.  As discussed above, we raised $9.7 million of gross proceeds from the sale of our common stock in October.  A portion of the proceeds will be used to pay future operating expenses of the Company and fund working capital.  The balance of the proceeds from the private placement were used to retire the full amount of the outstanding balance of the Company’s senior debt, pay $900 thousand principal amount and all of the accrued interest on the Debentures, which was approximately $805 thousand as of the closing date, and invest $2.5 million in the Bank’s common equity as a capital contribution.

The Company recorded consolidated net cash inflows from operating activities of $630 thousand and $1.6 million during the first nine months of 2014 and 2013, respectively.  Net cash inflows from operating activities during the first nine months of 2014 were primarily attributable to interest payments received on loans and securities.

The Company recorded consolidated net cash outflows from investing activities of $40.8 million during the first nine months of 2014, compared to consolidated net cash inflows from investing activities of $21.1 million during the first nine months of 2013.  Net cash outflows from investing activities during the first nine months of 2014 were attributable primarily to purchases of securities and originations of loans.

The Company recorded consolidated net cash inflows from financing activities of $3.2 million during the first nine months of 2014, compared to consolidated net cash outflows of $26.8 million during the first nine months of 2013.  Net cash inflows from financing activities during the first nine months of 2014 were attributable primarily to a net increase in deposits.  As discussed above, the Company raised $9.7 million of gross proceeds from the sale of voting and non-voting common stock in October 2014.

When the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions and maintains a portion of its liquid assets in interest-bearing cash deposits with other banks and in securities available-for-sale that are not pledged.  The Bank’s liquid assets at September 30, 2014 consisted of $21.2 million in cash and cash equivalents and $16.7 million in securities available-for-sale that were not pledged, compared to liquid assets of $58.2 million in cash and cash equivalents at December 31, 2013.

Additionally, the Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  That approved limit and collateral requirement would have permitted the Bank, as of September 30, 2014, to borrow an additional $20.5 million.

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

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013.  The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets.  The Bank was in compliance with all capital requirements in effect at September 30, 2014 and December 31, 2013.

Actual and required capital amounts and ratios at September 30, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014:
Tangible Capital to adjusted total assets	$ 36,606	10.84%	$ 5,066	1.50%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	$ 36,606	10.84%	$ 13,510	4.00%	$ 30,398	9.00%
Total Capital to risk weighted assets	$ 39,614	16.89%	$ 18,764	8.00%	$ 30,492	13.00%

December 31, 2013:
Tangible Capital to adjusted total assets	$ 34,035	10.24%	$ 4,986	1.50%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	$ 34,035	10.24%	$ 13,295	4.00%	$ 29,914	9.00%
Total Capital to risk weighted assets	$ 36,845	16.95%	$ 17,394	8.00%	$ 28,286	13.00%

On October 30, 2014, the Company made a capital contribution of $2.5 million to the Bank which is not reflected in the table above.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their capital requirements and their method for calculating risk-weighted assets.  Among other things, the final rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  We have estimated our capital ratios as of September 30, 2014 using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2014.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.  There were no significant changes during the quarter ended September 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 1A.    RISK FACTORS

Not Applicable

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                     MINE SAFETY DISCLOSURES

Not Applicable

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto
10.1	Form of Subscription Agreement entered into between the Registrant and various investors, dated October 16, 2014
10.2.1	Subscription Agreement entered into between the Registrant and Gapstow Financial Growth Capital Fund I LP, dated October 16, 2014
10.2.2	Investor Rights Letter Agreement entered into between the Registrant and Gapstow Financial Growth Capital Fund I LP, dated October 16, 2014
10.3.1	Subscription Agreement entered into between the Registrant and National Community Investment Fund, dated October 16, 2014
10.3.2	Investor Rights Letter Agreement entered into between the Registrant and National Community Investment Fund, dated October 16, 2014
10.4	Registration Rights Agreement entered into among the Registrant, Gapstow Financial Growth Capital Fund I LP, and National Community Investment Fund, dated October 16, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Company’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Commission upon request.

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

Date: November 13, 2014	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: November 13, 2014	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer