Form 10-K
period 2014-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2015-03-27
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2014 and 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $26,831,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 11, 2015, 21,405,188 shares of the Registrant's voting common stock and 7,671,520 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III, Items 10 through 14 of this report.

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

i

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

Recent Transactions

On October 16, 2014, after receiving the requisite approvals from the trust that holds the Floating Rate Junior Subordinated Debentures (the "Debentures"), we completed a modification of the terms of our Debentures in which we extended the maturity of the Debentures to March 17, 2024 in exchange for payment of $900 thousand of the principal of the Debentures at face value and payment of all accrued interest on the Debentures through the effective date of the extension.

On October 16, 2014, we concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million; made the required payments of principal and accrued interest on Debentures; executed a Supplemental Indenture for the Debentures that extended the maturity of the remaining $5.1 million principal amount of the Debentures to March 17, 2024 and modified the payment terms thereof; and repaid the outstanding principal amount of the defaulted senior debt of $2.4 million, together with all accrued interest thereon. The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. We have the right to call the Debentures for redemption at any time.

In August 2013, we completed a series of transactions to recapitalize the Company's balance sheet (the "Recapitalization"). The transactions that comprised the Recapitalization included: a private placement of new common stock; exchanges of common equity capital for preferred stock, associated accumulated dividends, and senior debt; and a modification of the terms of the remaining senior debt. Collectively, these transactions have strengthened the balance sheet of the Company and the Bank, significantly simplified the capital structure of the Company, reduced the Company's annual requirements for servicing debt and preferred stock by $1.2 million, eliminated all cumulative dividends on preferred stock and improved the capital and liquidity of both the Company and the Bank. See "Capital Resources" for more information on these transactions and their effects.

Regulatory Cease and Desist Orders

The Recapitalization described above was part of our overall plan to address operating losses and elevated levels of loan delinquencies and non-performing assets that the Bank experienced since the latter part of 2008. Also due to these factors and an assessment of our business and assets in the course of a regulatory examination of the Bank in March 2010, the Company and the Bank were designated as being "in troubled condition." The Company and the Bank agreed to the issuance of cease and desist orders to them in September 2010, which we refer to collectively as the "Orders." The Orders mandated improvements in enumerated aspects of our business operations and placed limitations on us, including prohibition of the payment of dividends by the Bank or the Company, or the incurrence of any new debt or payment on existing debt by the Company, in each case without prior regulatory approval. Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC (the "Consent Order"). The Consent Order requires the Bank to maintain a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. The Bank's capital exceeded both of these higher capital ratio requirements at the end of each quarter of 2014 and 2013.

The Consent Order imposed new requirements on the Bank, including the following among others:

  •
  The Bank was required to create a Compliance Committee consisting of at least three independent directors to monitor compliance with the Consent Order.

  •
  The Board of the Bank was required to prepare and submit a strategic plan, and a capital plan that is consistent with the strategic plan, for approval by the OCC. The capital plan requirement includes requirements regarding targeted capital ratios and prior approval requirements for the payment of dividends, both as mentioned above.

  •
  The Bank must implement an enhanced set of lending, other business and corporate governance procedures, and must develop and adhere to a written commercial real estate loan concentration risk management program and a written program to reduce the level of assets considered doubtful, substandard or special mention. This latter program requirement includes requirements to monitor the levels of such assets on an on-going basis and to prepare and implement corrective actions as deemed necessary.

  •
  The Bank must also implement an independent on-going loan review system and adopt new policies with respect to maintaining an adequate allowance for loan and lease losses.

The Consent Order does not include certain explicit restrictions on the Bank that had been imposed by the prior Order issued to the Bank, such as the specific limitation on the Bank's ability to increase its assets during any quarter or certain limitations on employment agreements and compensation arrangements. The strategic plan required by the Consent Order, however, must include the Bank's plans regarding growth and compliance with regulatory loan concentration limits. The Bank will not be permitted to commence any new business strategies, or any variation from the strategic plan, prior to receiving an OCC statement of no supervisory objection thereto. The Bank submitted its revised strategic plan and capital plan to the OCC in August 2014, and has created a Compliance Committee and implemented other operating changes to conform to the provisions of the Consent Order. The Bank has received a written statement of non-objection from the OCC with respect to the capital plan, but not with respect to the strategic plan.

The Order issued to the Company, which has been administered by the FRB since July 2012, remains in effect. This Order imposes the following restrictions, among other limitations and requirements:

  •
  The Company may not declare or pay any dividends or make any other capital distributions without the prior written approval of the FRB.

  •
  The Company may not make any changes in its directors or senior executive officers without prior notice to and receipt of notice of non-objection from the FRB.

  •
  The Company is subject to limitations on severance and indemnification payments and on entering into or amending employment agreements and compensation arrangements, and on the payment of bonuses to directors and officers.

  •
  The Company may not incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

On October 9, 2014, the Company received acknowledgement from the FRB that the revised business plan and capital plan submitted to the FRB by the Company in August 2014 are acceptable and that the plans include all items required by the Order. Management believes the Company is in compliance with all aspects of the FRB order.

Business Overview

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal's principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in five or more unit ("multi-family") mortgage loans, commercial real estate loans and one-to-four unit ("single family") mortgage loans. In addition, we invest in securities issued by the federal government and federal agencies, residential mortgage-backed securities and other investments.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family properties, commercial real estate, including churches, and single family residential properties. The remainder of the loan portfolio consists of commercial business loans, construction loans, consumer loans and other loans. At December 31, 2014, our net loan portfolio totaled $276.6 million, or 79% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs") and hybrid ARM loans (ARM loans having an initial fixed rate period) for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2014, more than 99% of our mortgage loans had adjustable rates.

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

The following table sets forth the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$39,792	14.03%	$46,459	18.09%	$57,733	21.95%	$76,671	22.58%	$82,753	20.57%
Multi-family	171,792	60.58%	113,218	44.09%	83,305	31.67%	108,075	31.82%	128,279	31.89%
Commercial real estate	16,722	5.90%	26,697	10.39%	41,124	15.63%	54,259	15.98%	72,770	18.09%
Church	54,599	19.26%	67,934	26.45%	76,225	28.98%	88,994	26.20%	97,529	24.25%
Construction	387	0.14%	424	0.17%	735	0.28%	3,790	1.12%	5,421	1.35%
Commercial	262	0.09%	2,067	0.80%	3,895	1.48%	6,896	2.03%	12,178	3.03%
Consumer	9	0.00%	38	0.01%	35	0.01%	929	0.27%	3,288	0.82%

Gross loans	283,563	100.00%	256,837	100.00%	263,052	100.00%	339,614	100.00%	402,218	100.00%

Plus:
Premiums on loans purchased	228		272		—		—		—
Deferred loan costs, net	1,333		901		557		473		889
Less:
Unamortized discounts	16		17		17		18		33
Allowance for loan losses	8,465		10,146		11,869		17,299		20,458

Total loans held for investment	$276,643		$247,847		$251,723		$322,770		$382,616

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family loans and, to a lesser extent, commercial real estate loans. These loans are secured primarily by apartment buildings or by properties used for business purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area. However, since 2012, we have primarily focused our efforts on the origination of multi-family loans.

Our multi-family loans amounted to $171.8 million and $113.2 million at December 31, 2014 and 2013, respectively. Multi-family loans represented 61% of our gross loan portfolio at December 31, 2014 compared to 44% of our gross loan portfolio at December 31, 2013. All of the multi-family residential mortgage loans outstanding at December 31, 2014 were ARMs. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2014, our single largest multi-family credit had an outstanding balance of $3.8 million, was current and was secured by a 26-unit apartment complex in Burbank, California. At December 31, 2014, the average balance of a loan in our multi-family portfolio was $579 thousand.

Our commercial real estate loans amounted to $16.7 million and $26.7 million at December 31, 2014 and 2013, respectively. Commercial real estate loans represented 6% of our gross loan portfolio at December 31, 2014 compared to 10% of our gross loan portfolio at December 31, 2013. All except one commercial real estate loan outstanding at December 31, 2014 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2014, our single largest commercial real estate credit had an outstanding principal balance of $1.7 million, was current and was secured by a gasoline station located in Los Angeles, California. At December 31, 2014, the average balance of a loan in our commercial real estate portfolio was $484 thousand.

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

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2014, our out-of-state loans totaled $3.9 million and our single largest out-of-state credit had an outstanding principal balance of $684 thousand, was current and was secured by a church building located in Chandler, Arizona.

Originating loans secured by church properties is a market niche in which we had been active since our inception. Adverse economic conditions have resulted in increased delinquencies and foreclosures on church loans. In addition to the risks encountered in other types of commercial lending, church lending is subject to additional risks not necessarily related to economic factors such as the stability, quality and popularity of church leadership. Because of these factors, we do not believe the current real estate market and economic environment support the origination of additional church loans. Additionally, the Order issued to Broadway Federal in September 2010 prohibited us from originating church loans. As a result, we suspended the origination of church loans in 2010. At December 31, 2014, the average balance of a loan in our church loan portfolio was $610 thousand. Our church loans totaled $54.6 million and $67.9 million at December 31, 2014 and 2013, respectively. Church loans represented 19% of our gross loan portfolio at December 31, 2014 compared to 26% of our gross loan portfolio at December 31, 2013.

The underwriting standards for loans secured by church properties are different than for other commercial real estate properties in that the ratios used in evaluating the loans are based upon the level and history of church member contributions as a repayment source rather than income generated by rents or leases.

Single Family Mortgage Lending

While we are primarily a multi-family and commercial real estate lender, we also originate ARMs and fixed rate loans secured by single family residences, including investor-owned properties, with maturities of up to 30 years. Substantially all of our single family loans are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Single family loans totaled $39.8 million and $46.5 million at December 31, 2014 and 2013, respectively. Of the $39.8 million single family loans at December 31, 2014, $24.0 million are secured by investor-owned properties. Single family loans represented 14% of our gross loan portfolio at December 31, 2014, compared to 18% at December 31, 2013. Of the single family residential mortgage loans outstanding at December 31, 2014, 2% were fixed rate loans and 98% were ARMs.

The interest rates for our single family ARMs are indexed to COFI, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

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

Commercial Lending

We originate non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $262 thousand and $2.1 million at December 31, 2014 and 2013, respectively. Commercial loans represented less than 1% of our gross loan portfolio at December 31, 2014 and 2013.

Construction Lending

Construction loans totaled $387 thousand and $424 thousand at December 31, 2014 and 2013, respectively, representing less than 1% of our gross loan portfolio. We provide loans for construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

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

Loan Originations, Purchases and Sales

The following table sets forth loan originations, purchases, sales and principal repayments for the periods indicated:

	2014	2013	2012
	(In thousands)
Gross loans (including loans held for sale):
Beginning balance	$256,837	$282,421	$353,271
Loans originated:
Single family	—	1,040	3,095
Multi-family	95,495	37,349	17,133
Commercial real estate	—	—	180
Church	—	—	—
Construction	—	—	—
Commercial	56	103	169
Consumer	—	—	2

Total loans originated	95,551	38,492	20,579

Loans purchased:
Multi-family	—	10,610	—

Total loans purchased	—	10,610	—

Less:
Principal repayments	42,900	51,853	70,965
Sales of loans	3,291	16,490	2,901
Loan charge-offs	693	3,302	7,412
Transfer of loans to real estate owned	2,648	3,041	10,151

Ending balance (1)	$302,856	$256,837	$282,421

(1)
Includes loans receivable held for sale totaling $19.3 million and $19.4 million at December 31, 2014 and 2012, respectively, exclusive of $188 thousand in deferred origination costs at December 31, 2014 and a $318 thousand valuation allowance at December 31, 2012. We did not have any loans receivable held for sale at the end of 2013.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, advertising and referrals from customers. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Board of Directors (the "Board") annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by three Loan Committee members, one of whom must be Board-appointed non-management committee members; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $3,000,000, the new loan must be approved by four Loan Committee members, two of whom must be Board-appointed non-management committee members; and if the total of existing loans and the loan under consideration is more than $3,000,000, the new loan must be approved by four Loan Committee members, three of whom must be non-management committee members appointed by the Board or by the Executive Committee of the Board. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrower, the location of the underlying collateral property and the appraised value of the collateral property. We did not purchase any loans during the year ended December 31, 2014. During 2013, we purchased $10.6 million of loans secured by multi-family residential units.

We originate loans for investment and for sale. Loan sales are made from the loans receivable held for sale portfolio and from loans originated during the period that are designated as held for sale. In 2013, the Bank reclassified $7.4 million in performing loans that were previously held for sale to held for investment as management determined that such loans were no longer to be marketed for sale. During the fourth quarter of 2014, in order to comply with regulatory loan concentration limits, we transferred $22.8 million of loans receivable held for investment, primarily multi-family loans, to held for sale and have begun marketing these loans for sale. We sold $2.2 million in performing multi-family loans and $1.1 million in non-performing multi-family and church loans during the fourth quarter of 2014. At December 31, 2014, we had 25 loans totaling $19.5 million in our held for sale portfolio.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2014 and 2013, we were servicing $7.5 million and $12.1 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2014 and 2013, we had $63 thousand and $121 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table sets forth the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2014, and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$6	$—	$—	$206	$—	$59	$9	$280
After one year:
One year to five years	304	627	1,803	411	387	—	—	3,532
After five years	39,482	171,165	14,919	53,982	—	203	—	279,751

Total due after one year	39,786	171,792	16,722	54,393	387	203	—	283,283

Total	$39,792	$171,792	$16,722	$54,599	$387	$262	$9	$283,563

The following table sets forth the dollar amount of gross loans receivable at December 31, 2014 that are contractually due after December 31, 2015, and whether such loans have fixed interest rates or adjustable interest rates.

	Adjustable	Fixed	Total
	(Dollars in thousands)
Single family	$39,060	$726	$39,786
Multi-family	171,792	—	171,792
Commercial real estate	16,554	168	16,722
Church	54,393	—	54,393
Construction	387	—	387
Commercial	135	68	203

Total	$282,321	$962	$283,283

% of total	99.66%	0.34%	100.00%

Some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed rate period or may be subject to interest rate floors.

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower's ability to pay typically is dependent, in the case of single family residential loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower's ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

We believe our underwriting and loan review procedures are appropriate for the various kinds of loans we originate or purchase; however, our results of operations and financial condition were adversely affected by weakness in the local economy and the resulting deterioration in the quality of our loan portfolio. Therefore, during the past three years, one of our most important operating objectives has been to improve asset quality. We have used a number of strategies to achieve this goal, including maintaining sound credit standards in loan originations, regular, recurring monitoring of the loan portfolio, including through independent third party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2014				December 31, 2013				December 31, 2012
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Single family	—	$—	—	$—	—	$—	2	$585	8	$1,376	8	$2,047
Multi-family	—	—	—	—	—	—	1	545	1	554	1	253
Commercial real estate	—	—	—	—	—	—	1	1,016	2	1,256	2	568
Church	1	180	2	987	1	323	5	4,877	3	1,701	12	7,484
Construction	—	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—

Total	1	$180	2	$987	1	$323	9	$7,023	14	$4,887	23	$10,352

Delinquent loans to gross loans, including loans receivable held for sale		0.06%		0.33%		0.13%		2.73%		1.73%		3.66%

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2014 decreased to $10.9 million, or 3.12% of total assets, from $19.8 million, or 5.95% of total assets, at December 31, 2013.

Non-accrual loans decreased $8.8 million to $8.9 million at December 31, 2014, from $17.7 million at December 31, 2013. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2014, $6.8 million, or 77% of our non-accrual loans, were current in their payments, but were treated as non-accruals primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information and an insufficient period of satisfactory performance. The $8.8 million decrease in non-accrual loans was primarily due to payoffs of $4.4 million, transfers to REO of $2.6 million, sales of $1.1 million, return to accrual status of $1.3 million, repayments of $930 thousand and charge-offs of $693 thousand, which were partially offset by the placement of five church loans totaling $2.1 million to non-accrual status.

REO decreased slightly during 2014 but remained essentially flat at $2.1 million at the end of both 2014 and 2013. During 2014, one multi-family and three church loans totaling $2.6 million were foreclosed and the properties securing the loans with total fair values of $3.3 million became REO. As part of our efforts to reduce non-performing assets, seven REO properties were sold during 2014 for net proceeds of $2.9 million and a net gain of $12 thousand. At December 31, 2014, the Bank's REO consisted of two church buildings.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Single family	$736	$1,441	$8,145	$7,974	$6,227
Multi-family	1,618	2,985	4,268	5,946	2,250
Commercial real estate	1,174	1,391	7,090	5,787	10,321
Church	5,232	11,735	17,245	24,669	18,281
Construction	—	—	273	302	320
Commercial	102	150	69	70	3,768
Consumer	—	—	—	—	2,265

Total non-accrual loans	8,862	17,702	37,090	44,748	43,432
Loans delinquent 90 days or more and still accruing	—	—	—	—	—
Real estate owned acquired through foreclosure	2,082	2,084	8,163	6,699	3,036

Total non-performing assets	$10,944	$19,786	$45,253	$51,447	$46,468

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	2.93%	6.89%	13.13%	12.66%	10.02%
Non-performing assets as a percentage of total assets	3.12%	5.95%	12.11%	12.43%	9.60%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2014 or 2013. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2014.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments). In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest received on such loans is credited to principal, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR which are included in non-accrual loans totaled $5.5 million at December 31, 2014 and $11.5 million at December 31, 2013. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and have therefore been returned to accruing status. Restructured accruing loans totaled $15.0 million at December 31, 2014 and $15.8 million at December 31, 2013.

During 2014, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $1.4 million. Actual interest recognized on non-accrual loans and included in net income for the year 2014 was $260 thousand.

We update our estimates of collateral value on loans when they become 90 days past due and to the extent the loans remain delinquent, every nine months thereafter. We obtain updated estimates of collateral value earlier than at 90 days past due for loans to borrowers who have filed for bankruptcy or for certain other loans when our Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For single family mortgage loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. Our policy is to make a charge against our allowance for loan losses, and correspondingly reduce the book value of a loan, to the extent that the collateral value of the property securing a loan is less than our recorded investment in the loan. See "Allowance for Loan Losses" for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses at the time of foreclosure. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. At December 31, 2014, we had $2.1 million in REO, which consisted of two church buildings. We had $2.1 million in REO at December 31, 2013, which consisted of one commercial building and four church buildings.

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

	December 31, 2014		December 31, 2013
	Number	Principal balance	Number	Principal balance
	(Dollars in thousands)
Special Mention	26	$6,612	37	$25,455
Substandard	41	18,750	57	33,135
Doubtful	—	—	—	—

Total	67	$25,362	94	$58,590

Classified assets decreased $14.3 million to $18.8 million at December 31, 2014, from $33.1 million at December 31, 2013, primarily due to $11.1 million of payoffs, $2.9 million of REO sales, $2.5 million of classification upgrades, $1.1 million of loan sales and $693 thousand of charge-offs, which were partially offset by $4.0 million of classification downgrades. Criticized assets decreased $18.9 million to $6.6 million at December 31, 2014, from $25.5 million at December 31, 2013, primarily due to $14.1 million of classification upgrades and $4.7 million of payoffs.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2014, impaired loans totaled $23.8 million and had an aggregate specific allowance allocation of $1.5 million.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (single family, multi-family, commercial real estate, construction, commercial and industrial and consumer) and loan classification (pass, special mention, substandard and doubtful). With the use of a migration to loss analysis, we calculate our historical loss rate and assign estimated loss factors to the loan classification categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $8.5 million, or 2.99% of loans held for investment was appropriate at December 31, 2014, compared to $10.1 million, or 3.95% of loans held for investment at December 31, 2013.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2014. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table sets forth our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single family	$1,174	14.03%	$1,930	18.09%	$2,060	21.95%	$4,855	22.58%	$4,579	20.57%
Multi-family	2,726	60.58%	1,726	44.09%	2,122	31.67%	2,972	31.82%	2,469	31.89%
Commercial real estate	496	5.90%	1,473	10.39%	2,685	15.63%	3,108	15.98%	3,493	18.09%
Church	4,047	19.26%	4,949	26.45%	4,818	28.98%	5,742	26.20%	6,909	24.25%
Construction	7	0.14%	7	0.17%	8	0.28%	249	1.12%	74	1.35%
Commercial	12	0.09%	55	0.80%	167	1.48%	247	2.03%	1,300	3.03%
Consumer	3	0.00%	6	0.01%	9	0.01%	126	0.27%	1,634	0.82%

Total allowance for loan losses	$8,465	100.00%	$10,146	100.00%	$11,869	100.00%	$17,299	100.00%	$20,458	100.00%

The following table sets forth the activity in our ALLL related to our loans held for investment for the years indicated.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance balance at beginning of year	$10,146	$11,869	$17,299	$20,458	$20,460
Charge-offs:
Single family	(133)	(220)	(5,138)	(896)	(1,999)
Multi-family	—	(661)	(104)	(438)	(21)
Commercial real estate	(8)	(1,180)	(544)	(4,544)	(210)
Church	(533)	(770)	(1,354)	(3,787)	—
Commercial	(19)	—	—	(3,916)	(1,738)
Consumer	—	—	—	(1,843)	(504)

Total charge-offs	(693)	(2,831)	(7,140)	(15,424)	(4,472)

Recoveries:
Single family	2	300	25	—	—
Multi-family	—	—	1	2	—
Commercial real estate	—	116	60	15	—
Church	859	25	15	4	—
Commercial	1,083	253	412	67	—
Consumer	—	—	7	24	5

Total recoveries	1,944	694	520	112	5

Provision (recapture) charged to earnings	(2,932)	414	1,190	12,153	4,465

Allowance balance at end of year	$8,465	$10,146	$11,869	$17,299	$20,458

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.46%)	0.84%	2.12%	4.04%	1.01%
ALLL as a percentage of gross loans, excluding loans receivable held for sale	2.99%	3.95%	4.51%	5.09%	5.08%
ALLL as a percentage of total non-accrual loans	95.52%	57.32%	32.00%	38.66%	47.10%
ALLL as a percentage of total non-performing assets	77.35%	51.28%	26.23%	33.62%	44.03%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of borrowings and loan fundings, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2014, our securities portfolio, consisting primarily of residential mortgage-backed securities and one U.S federal agency bond, totaled $17.1 million, or 5% of total assets.

We classify investments as held-to-maturity or available-for-sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value. We currently have no securities classified as held-to-maturity securities.

There were no sales of securities during 2014 and 2013. During 2014, we purchased $8.6 million of residential mortgage-backed securities and $1.9 million of U.S. government and federal agency securities and classified these securities as available-for-sale.

The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2014. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2014
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$—	—%	$468	4.40%	$11,220	2.36%	$3,430	2.98%	$15,118	2.56%
U.S. Government and federal agency	—	—%	1,957	2.00%	—	—%	—	—%	1,957	2.00%

Total	$—	—%	$2,425	2.46%	$11,220	2.36%	$3,430	2.98%	$17,075	2.50%

At December 31, 2014, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.3 years.

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

Deposits

We offer a variety of deposit accounts featuring a range of interest rates and terms. Our deposits principally consist of passbook savings accounts, checking accounts, NOW accounts, money market accounts, and fixed-term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time we will negotiate the rate based on the amount of the deposit. We primarily rely on customer service and long-standing customer relationships to attract and retain deposits. We seek to maintain and increase our retail "core" deposit relationships, consisting of passbook accounts, checking accounts and money market accounts; these deposit accounts tend to be a stable funding source and are available at a lower cost than term deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $8.1 million and $55.0 million, respectively, at December 31, 2014 compared to $13.4 million and $37.1 million, respectively, at December 31, 2013. During 2011 and prior, we generated term certificates through the use of brokers and Internet-based network deposits. We also participated in a deposit program called Certificate of Deposit Account Registry Service ("CDARS"), which is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. The Bank no longer accepts brokered deposits or CDARS deposits. At December 31, 2014, we had no brokered deposits or deposits obtained through CDARS.

Pursuant to the Order, we can no longer accept brokered deposits. Under applicable regulations, the term "brokered deposits" includes both deposits acquired through third party brokers and deposits that an institution solicits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the institution's normal market area.

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2014.

	December 31, 2014
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$12,331	0.88%
Three to six months	44,362	0.95%
Six to twelve months	20,687	0.95%
Over twelve months	26,031	1.59%

Total	$103,411	1.11%

The following table sets forth the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2014			2013			2012
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$15,669	7.33%	0.38%	$16,585	7.12%	0.39%	$18,980	6.90%	0.43%
Passbook deposits	36,752	17.20%	0.32%	37,376	16.05%	0.32%	36,530	13.28%	0.32%
NOW and other demand deposits	30,684	14.36%	0.08%	33,600	14.42%	0.08%	37,814	13.74%	0.07%
Certificates of deposit	130,593	61.11%	1.16%	145,366	62.41%	1.40%	181,849	66.08%	1.66%

Total	$213,698	100.00%	0.81%	$232,927	100.00%	0.96%	$275,173	100.00%	1.18%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2014, we had $86.0 million in FHLB advances and had the ability to borrow up to an additional $14.0 million based on available and pledged collateral.

The following table sets forth information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2014	2013	2012
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$80,345	$79,544	$82,694
Maximum amount outstanding at any month-end during the year	$86,000	$87,500	$83,000
Balance outstanding at end of year	$86,000	$79,500	$79,500
Weighted average interest rate at end of year	2.31%	2.49%	2.67%
Average cost of advances during the year	2.44%	2.60%	2.95%
Weighted average maturity (in months)	23	32	40

On March 17, 2004, we issued $6.0 million of the Debentures in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.78% at December 31, 2014. We stopped paying interest on the Debentures in September 2010 and were not able to pay the principal or accrued interest on the Debentures at their March 17, 2014 maturity date. Pursuant to the Order, we are not permitted to make payments on our debt without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the Debentures, we are not allowed to make payments on the Debentures if we are in default on any of our senior indebtedness, which term includes the senior debt described below.

In January 2014, we submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and $900 thousand, or 15%, of the principal amount of the Debentures at face value, subject to satisfaction of certain conditions. We subsequently satisfied the conditions of this proposal, including, among others, obtaining the requisite Debenture holder approval of the final terms of the transaction, obtaining written confirmation of non-objection to the proposal and related transactions from the FRB, securing approval by our senior lender, and raising at least $6.0 million of additional common equity capital. We completed the modification of the Debentures and related transactions on October 16, 2014, on which date we concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million, made the required payments of principal and accrued interest on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof and repaid the outstanding defaulted senior debt of $2.4 million, together with all accrued interest thereon. The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

As part of the Recapitalization that we completed on August 22, 2013, we exchanged shares of common stock in settlement of $2.6 million of the principal amount of our $5.0 million senior debt. The modified terms for the remaining $2.4 million principal amount of the senior debt included, among others items, an extension of the maturity of the senior debt to February 22, 2019, an adjustment to the formula for calculating the interest rate, and a change to the payment schedule for the senior debt. We obtained approval from the FRB and paid the interest payments due in November 2013, February 2014, May 2014 and August 2014, and in October 2014, we repaid the full amount of the outstanding senior debt and related accrued interest using proceeds from the private placement described above. As a result, the Company's only debt outstanding at December 31, 2014 is the $5.1 million of remaining principal amount of the Debentures.

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

The Los Angeles metropolitan area is a highly competitive market in which we face substantial competition in making loans and in attracting deposits. Although our offices are primarily located in low to moderate income minority areas that have historically been under-served by other financial institutions, we are facing increasing competition for deposits and residential mortgage lending in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence.

Personnel

At December 31, 2014, we had 71 employees, which consisted of 66 full-time and 5 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

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

Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, the Bank is required to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. The Bank is in compliance with these ratios as of December 31, 2014.

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

The Consent Order does not include certain restrictions on the Bank that had been imposed by the Order, such as the specific limitation on the Bank's ability to increase its assets during any quarter or certain limitations on employment agreements and compensation arrangements. The strategic plan required by the Consent Order, however, must include the Bank's plans regarding growth. The Bank will not be permitted to commence any new business strategies, or any variation from the strategic plan, prior to receiving an OCC statement of no supervisory objection thereto.

In November 2013, management submitted updated policies and procedures to the OCC with respect to determining and maintaining an appropriate level of ALLL. In December 2013, the Board established a Consent Order Compliance Committee to oversee the operating changes implemented by the Bank to comply with the Consent Order. In January 2014, the Bank submitted its strategic plan and capital plan to the OCC for approval and in August 2014 submitted revised forms of the plans. In November 2014, the Bank received a written statement of non-objection from the OCC with respect to the capital plan, but not with respect to the strategic plan requirements.

We believe that the Bank is in compliance with all aspects of the Consent Order, other than the Consent Order's strategic plan and loan concentration risk management plan requirements.

We are amending the strategic plan to incorporate the provisions of a revised loan concentration risk management plan that is intended to reduce the Bank's concentration limit established for multi-family loans.

Based on the Bank's current capital levels, we anticipate that the Bank will find it necessary to sell more multi-family loans than previously planned in order to comply with the reduced concentration limit for multi-family loans set by the OCC, which we expect will result in lower levels of net interest income and higher gains on the sale of loans. During the fourth quarter of 2014, in order to comply with regulatory loan concentration limits, we transferred $22.8 million of loans receivable held for investment, primarily consisting of multi-family loans, to held for sale, and have begun marketing these loans for sale. Also, during the fourth quarter of 2014, we sold $2.2 million in performing multi-family loans and $1.1 million in non-performing multi-family and church loans. At December 31, 2014, we had 25 loans totaling $19.5 million in our held for sale portfolio.

Management believes that the cost of implementing further reductions in criticized assets will not have a material impact on the Bank's financial condition. The costs of complying with other aspects of the Consent Order are included in several expense categories in the Bank's results of operations and are difficult to separately quantify.

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

As a result of the Dodd-Frank Act, on July 21, 2011, the Office of Thrift Supervision ("OTS"), our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations. The FRB acquired the OTS' authority over all savings and loan holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies. These requirements must be no less than those to which federally insured depository institutions have been previously subject. As a result, by July 2015, the Company will become subject to consolidated capital requirements to which it had not been previously subject to.

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

The risk-based capital requirements provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the OCC capital regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt, subject to limitations, and, subject to certain limitations, loan and lease general valuation allowances. At December 31, 2014 and 2013, the general valuation allowance included in our supplementary capital was $3.1 million and $2.8 million, respectively. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

At December 31, 2014 and 2013, Broadway Federal exceeded each of these capital requirements as shown in the following table, and the higher capital requirements under the Consent Order:

	As of December 31,
	2014			2013
	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital	Tangible Capital	Tier 1 (Core) Capital	Total Risk- Based Capital
	(In thousands)
Equity capital-Broadway Federal (1)	$39,779	$39,779	$39,779	$34,047	$34,047	$34,047
Additional supplementary capital:
General valuation allowance	—	—	3,097	—	—	2,810
Disallowed mortgage servicing rights assets	(6)	(6)	(6)	(12)	(12)	(12)
Disallowed deferred tax assets	—	—	—	—	—	—

Regulatory capital balances	39,773	39,773	42,870	34,035	34,035	36,845
Minimum requirement	5,260	14,028	19,390	4,986	13,295	17,394

Excess over minimum requirement	$34,513	$25,745	$23,480	$29,049	$20,740	$19,451

(1)
Excluding accumulated other comprehensive income, net of taxes.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their capital requirements and their method for calculating risk-weighted assets. Among other things, the final rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. We have estimated our capital ratios as of December 31, 2014 using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

Prompt Corrective Action

Federal banking laws requires the relevant federal banking regulator, which is the OCC in the case of the Bank, to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Generally, a capital restoration plan must be filed with the OCC within 45 days after the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OCC regulations, generally, an institution is treated as well capitalized if its Total Risk-based capital ratio is 10% or greater, its Tier 1 Risk-based capital ratio is 6% or greater and its Leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. The United States banking agencies' new capital regulations described above also change the capital standards set forth in these capital category definitions to refer to the new capital ratios requirements and generally increase the levels of capital required to be considered "well capitalized" under those regulations. Effective January 1, 2015, the minimum capital ratios required to be considered "well capitalized" will be: (1) total capital to risk-weighted assets of 10%, (2) Tier 1 capital to risk-weighted assets of 8%, (3) Common Equity Tier 1 capital to risk-weighted assets of 6.5% and (4) a leverage ratio (Tier 1 capital to average assets) of 5%.

The Bank was in compliance with all capital requirements in effect at December 31, 2014 and 2013, and met the generally applicable capital ratio standards necessary to be considered "well-capitalized" under the current prompt corrective action regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. However, in March 2010, the Company and the Bank were determined to be "in troubled condition" by the OTS and they consented to the issuance of the Orders by the OTS effective September 9, 2010. On October 30, 2013, the Bank entered into a Consent Order with the OCC that superseded the cease and desist order applicable to the Bank. The Consent Order raised the Bank's minimum capital requirements to 9% for Tier 1 (Core) Capital and 13% for Total Capital to risk weighted assets. The Bank met the minimum capital requirements under the Consent Order at December 31, 2014 and 2013. Actual required capital amounts and ratios at December 31, 2014 and December 31, 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tangible Capital to adjusted total assets	$39,773	11.34%	$5,260	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1(Core) Capital to risk weighted assets	$39,773	16.41%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Tier 1(Core) Capital to risk weighted assets	$34,035	15.65%	N/A	N/A	N/A	N/A
Total Capital to risk weighted assets	$36,846	16.95%	$17,394	8.00%	$28,286	13.00%

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

Loans to One Borrower

Savings institutions generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.2 million for Broadway Federal at December 31, 2014, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2014, our largest aggregate amount of loans to one borrower totaled $4.4 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its portfolio assets (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in required conversion of the institution to a bank charter, which would change the savings association's permitted business activities in various respects, or operation under certain restrictions including limitations on new investments and activities, and the imposition of the restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2014, the Bank was in compliance with the QTL test requirements.

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

The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring control of a savings and loan holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The term "control" is defined for this purpose to include ownership or control of, or holding with power to vote, 25% or more of any class of a savings and loan holding company's voting securities. Under a rebuttable presumption contained in the regulations of the FRB, ownership or control of, or holding with power to vote, 10% or more of any class of voting securities of a savings and loan holding company having a class of securities registered under Section 12 of the Exchange Act would also be deemed to constitute the acquisition of control. In addition, any company would be required to obtain the approval of the FRB under the Home Owners' Loan Act before acquiring control of a savings and loan holding company. For this purpose, a company is deemed to have control of a savings and loan holding company if the company owns, controls, holds with power to vote, or holds proxies representing, 25% or more of any class of voting shares of the savings and loan holding company or controls in any manner the election of a majority of the holding company's directors, and may also be deemed to acquire control of a savings and loan holding company based on a consideration of all relevant facts by the FRB.

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

See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 15 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

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

California Taxes

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to "financial corporations." The applicable statutory tax rate is 10.84%.

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

As of December 31, 2014, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.3 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2014 was $1.2 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $478 thousand during 2014.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
Administrative/Loan Origination Center:
5055 Wilshire Blvd, Suite 500 Los Angeles, CA	Leased	2013	April 2021
Branch Offices:
5055 Wilshire Blvd, Suite 100 Los Angeles, CA	Leased	2013	April 2021
170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	—
4001 South Figueroa Street Los Angeles, CA	Owned	1996	—

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

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.39	$1.80	$2.95	$1.75
Low	$0.96	$1.08	$1.31	$1.25

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.49	$0.95	$1.50	$1.31
Low	$0.66	$0.68	$0.52	$0.83

The closing sale price for our common stock on the Nasdaq Capital Market on March 11, 2015 was $1.30 per share. As of March 11, 2015, we had 346 stockholders of record and 21,405,188 shares of voting common stock outstanding. At that date, we also had 7,671,520 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 "Business—Regulation" and Note 15 of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Broadway Federal's ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2014.

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

Overview

In order to generate growth in net interest income, we continued to rebuild our loan portfolio by originating $95.5 million in multi-family loans during the year ended December 31, 2014. In addition, during 2014 we further reduced our non-performing assets, primarily through payoffs and sales of loans and sales of REOs. As part of the reductions in non-performing assets over the past three years, we lowered the Bank's delinquent loans to less than $2.5 million at the end of 2014; consequently, we can now focus on removing the regulatory orders that are currently in effect and growing interest earning assets and income for the future.

During the fourth quarter of 2014, we completed the modification of our Debentures, paid off the Company's senior debt and issued additional common stock in private placement transactions. As part of the private placement of common stock, which we consummated on October 16, 2014, the Company sold 8,829,549 shares of common stock, including 6,973,320 shares of new non-voting common stock, for gross proceeds of $9.7 million. The proceeds were used to make payments of $900 thousand of principal amount and approximately $805 thousand of accrued interest on the Debentures, and to repay the outstanding defaulted senior bank debt of $2.4 million, together with all accrued interest thereon, in full. The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

Total assets increased by $18.4 million during the year ended December 31, 2014, primarily reflecting an increase of $28.8 million in our net loan portfolio, an increase of $19.5 million in loans receivable held for sale, an increase of $7.7 million in our securities portfolio and a decrease of $37.4 million in cash and cash equivalents as we invested our excess liquidity into mortgage-backed securities and multi-family loans in order to improve the yield on interest-earning assets and grow total interest income.

Consistent with the increase in assets during 2014, we increased our total deposits by $3.5 million and FHLB advances by $6.5 million. During 2014, senior debt and related deferred restructuring gain decreased by $2.9 million and the balance of the Company's Debentures decreased by $900 thousand as a result of the transactions described above.

We recorded net income of $2.5 million for the year ended December 31, 2014, compared to a net loss of $301 thousand for the year ended December 31, 2013. Results during 2014 included a recapture of loan losses of $2.9 million whereas in 2013, we recorded a $414 thousand provision for loan losses. During 2014, we generated higher net interest income before recapture of loan losses, lower non-interest income and higher non-interest expense compared to 2013. Results for 2013 included a gain of $1.2 million on the restructuring of the Company's senior debt as part of the Recapitalization, as compared to a gain of $365 thousand in 2014; these gains were included in non-interest income.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for (recapture of) loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans, REO and securities, non-interest expenses and income taxes.

Net Income (Loss)

For the year ended December 31, 2014, we recorded net income of $2.5 million, or $0.11 earnings per diluted common share, compared to a net loss of $301 thousand, or $0.13 loss per diluted common share. The increase in net income was primarily due to a recapture of loan losses of $2.9 million during the year ended December 31, 2014, compared to a provision for loan losses of $414 thousand during the year ended December 31, 2013.

In addition, during 2014 we increased net interest income before recapture of loan losses by $759 thousand, or 7%, over the amount generated in 2013, and received a grant of $200 thousand from the U.S. Department of the Treasury's Community Development Financial Institutions (CDFI) Fund. Offsetting most of these increases was a decrease in the amount of recognized gain on debt restructuring that was included in non-interest income; in 2013 we reported $1.2 million of gain on the restructuring of the Company's senior debt as part of the Recapitalization but only recognized $365 thousand of such gain in 2014. Also, we incurred higher non-interest expense during 2014 compared to 2013.

Net Interest Income

For the year ended December 31, 2014, net interest income before recapture of loan losses totaled $11.9 million, up $759 thousand, or 7%, from $11.1 million of net interest income before provision for loan losses for the same period a year ago. The increase of $759 thousand in net interest income primarily resulted from a decrease of $513 thousand in interest expense on deposits, a decrease of $483 thousand in interest expense on borrowings and an increase of $100 thousand in interest income on securities and other sources, which were partially offset by a decrease of $337 thousand in interest income on loans.

Total interest income decreased $237 thousand, or 1%, to $15.7 million for the year 2014 from $16.0 million for the year 2013. The decrease in interest income was primarily due to a $337 thousand decrease in interest income on loans. The average yield on loans decreased 47 basis points from 5.90% for the year 2013 to 5.43% for the year 2014, which decreased interest income by $1.3 million. The lower average loan yield on loans for the year 2014 was primarily due to payoffs of loans which carried a higher average yield than the average yield on total loans, and lower yields on loan originations as a result of the low interest rate environment. The decrease in loan yield was partially offset by an increase of $920 thousand in interest income resulting from an increase of $16.2 million in the average balance of loans receivable. During 2014, we originated $95.5 million in multi-family loans with an average interest rate of 3.70%. To supplement interest income, we purchased $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities in March 2014 with an average yield of 2.23%, which resulted in a net increase in interest income attributable to securities of $64 thousand.

Total interest expense decreased $996 thousand, or 20%, to $3.9 million for the year 2014 from $4.9 million for the year 2013. Interest expense on deposits decreased $513 thousand primarily due to a 15 basis point decrease in the cost of deposits and a $19.2 million decline in the average balance of deposits. The decreases in the average balance and average cost of deposits reflected the maturities of certificates of deposit bearing higher rates. Interest expense on FHLB advances decreased $105 thousand primarily due to a decrease of 16 basis points in the average cost of FHLB advances. The decrease in the average cost of FHLB advances was due to the maturities of $10.5 million of FHLB advances with an average interest rate of 3.54% which were replaced by $17.0 million of new advances with an average interest rate of $1.26%.

No interest expense was recognized on the senior debt during 2014, compared to $355 thousand of interest expense recognized during 2013. As a result of the modification of the senior debt in August 2013, which was accounted for as a troubled debt restructuring, the carrying amount of the senior debt exceeded total expected cash payments due under the modified agreement, including accrued and future interest payable, resulting in a gain on debt restructuring. A portion, related to the future interest, of this gain was deferred and was being recognized as we made interest payments on the modified senior debt. As a result, no interest expense has been recorded with respect to this modified senior debt since the completion of the debt restructuring in August 2013. The entire balance of the senior debt was repaid in October 2014. Accordingly, the remaining deferred gain on debt restructuring of $365 thousand was taken into income in the fourth quarter of 2014.

Analysis of Net Interest Income

Net interest income is the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the year ended December 31,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$2,975	$13	0.44%	$4,832	$21	0.43%
Federal Funds sold and other short-term investments	29,386	69	0.23%	55,375	120	0.22%
Securities	15,493	370	2.39%	10,707	306	2.86%
Loans receivable (1)	275,905	14,994	5.43%	259,747	15,331	5.90%
FHLB stock	3,778	283	7.49%	3,822	188	4.92%

Total interest-earning assets	327,537	$15,729	4.80%	334,483	$15,966	4.77%

Non-interest-earning assets	8,267			15,330

Total assets	$335,804			$349,813

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$15,669	$60	0.38%	$16,585	$64	0.39%
Passbook deposits	36,752	119	0.32%	37,376	120	0.32%
NOW and other demand deposits	30,684	26	0.08%	33,600	27	0.08%
Certificate accounts	130,593	1,521	1.16%	145,366	2,028	1.40%

Total deposits	213,698	1,726	0.81%	232,927	2,239	0.96%
FHLB advances	80,345	1,962	2.44%	79,544	2,067	2.60%
Senior debt (2)	2,206	—	—	4,127	355	8.60%
Junior subordinated debentures (3)	5,792	180	3.11%	6,000	203	3.38%

Total interest-bearing liabilities	302,041	$3,868	1.28%	322,598	$4,864	1.51%

Non-interest-bearing liabilities	4,872			6,782
Stockholders' Equity	28,891			20,433

Total liabilities and stockholders' equity	$335,804			$349,813

Net interest rate spread (4)		$11,861	3.52%		$11,102	3.26%

Net interest rate margin (5)			3.62%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities			108.44%			103.68%

(1)
Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans receivable held for sale.

(2)
Includes default rate margin that was in effect to August 22, 2013. No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% post modification. Paid off in October 2014.

(3)
Includes compounding on past due interest. Interest on the Debentures was brought current in October 2014.

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

	Year ended December 31, 2014 Compared to Year ended December 31, 2013			Year ended December 31, 2013 Compared to Year ended December 31, 2012
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(8)	$—	$(8)	$(7)	$6	$(1)
Federal funds sold and other short term investments	(60)	9	(51)	26	56	82
Securities	120	(56)	64	(148)	(37)	(185)
Loans receivable, net	920	(1,257)	(337)	(3,854)	(94)	(3,948)
FHLB stock	(2)	97	95	(2)	129	127

Total interest-earning assets	970	(1,207)	(237)	(3,985)	60	(3,925)

Interest-bearing liabilities:
Money market deposits	(4)	—	(4)	(10)	(8)	(18)
Passbook deposits	(2)	1	(1)	3	(1)	2
NOW and other demand deposits	(2)	1	(1)	(3)	3	—
Certificate accounts	(193)	(314)	(507)	(552)	(439)	(991)

Total deposits	(201)	(312)	(513)	(562)	(445)	(1,007)
FHLB advances	24	(129)	(105)	(90)	(280)	(370)
Senior debt	(355)	—	(355)	(88)	(117)	(205)
Junior subordinated debentures	(7)	(16)	(23)	—	20	20

Total interest-bearing liabilities	(539)	(457)	(996)	(740)	(822)	(1,562)

Change in net interest income	$1,509	$(750)	$759	$(3,245)	$882	$(2,363)

Provision for (Recapture of) Loan Losses

For the year 2014, we booked a recapture of $2.9 million of previously recorded provisions for loan losses, compared to a provision for loan losses of $414 thousand for the year 2013. The recapture of loan losses during 2014 primarily reflected recoveries for loan losses of $1.1 million from the payoffs of two non-accrual loans which had been fully written off in late 2011 and $671 thousand from the settlement of a loan which had been previously written down in exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan. In addition, the recapture of loan losses reflected a decline in net charge-offs and overall historical loss factors and improvements in our asset quality.

Non-Interest Income

Non-interest income for the year ended December 31, 2014 totaled $1.1 million compared to $2.1 million for the year ended December 31, 2013. The $1.0 million decrease in non-interest income during 2014 was primarily due to a decrease of $856 thousand in the reported amount of gain on restructuring of debt. In 2013, $1.2 million of the $1.8 million accrued interest expense that was forgiven on the senior debt as part of the Recapitalization was recognized as gain on restructuring of debt. The balance of the interest forgiven, $535 thousand, was added to the amount of the obligation reported on the Company's balance sheet in accordance with Accounting Standards Codification ("ASC") 470-60—Troubled Debt Restructurings by Debtors, and was being amortized to interest expense over the remaining life of the restructured senior debt as payments are being rendered. When we paid off the senior debt in October 2014, the remaining unamortized deferred gain on debt restructuring of $365 thousand was settled as gain on restructuring of debt. In addition, during 2014, service fees on retail deposits decreased $99 thousand, net gains on sales of loans decreased $91 thousand, net gains on sales of REO decreased $100 thousand and other income decreased $91 thousand, primarily reflecting a reduction of $35 thousand in miscellaneous loan fees and $48 thousand in loan servicing fees, which were partially offset by a grant of $200 thousand received from the CDFI Fund in early 2014.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2014 totaled $13.3 million compared to $13.1 million for the year ended December 31, 2013. The $239 thousand increase in non-interest expense was primarily due to an increase of $1.0 million in compensation and benefits expense and an increase of $224 thousand in professional services expense. Compensation and benefits expense increased during 2014 primarily due to salary increases, accruals for bonus and severance payments and an increase in full-time equivalent employees from 67 in December 2013 to 71 in December 2014. Professional services expense increased during 2014 primarily due to $140 thousand of legal and consulting fees incurred as a result of the modification of the Debentures and an increase of $43 thousand in the cost of an independent third party loan review.

The above increases in non-interest expense were partially offset by a decrease of $169 thousand in loan related expenses, a decrease of $133 thousand in provision for losses on REOs, a decrease of $153 thousand in provision for losses on loans held for sale, a decrease of $125 thousand in corporate insurance expense, a decrease of $42 thousand in FDIC insurance expense, a decrease of $33 thousand in occupancy expense and a decrease of $313 thousand in other expense. The decrease of $313 thousand in other expense was primarily due to lower REO expenses, lower marketing and public relations expenses, lower NASDAQ listing fees and lower SEC compliance expense.

Income Taxes

The Company's income tax expense was $3 thousand for the year ended December 31, 2014 compared to $4 thousand for the year ended December 31, 2013. The tax expense for the years 2014 and 2013 primarily reflected the statutory minimum taxes paid to the state of California, and the use of tax carryforwards to offset current taxable income in the periods presented. As of December 31, 2014, we had net deferred tax assets of $8.8 million that were fully reserved, federal net operating loss carryforwards of $14.8 million, expiring beginning in 2032 through 2034, and California net operating loss carryforwards of $32.1 million, expiring beginning in 2030 through 2034. See Note 1 "Summary of Significant Accounting Policies" and Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryovers, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more shareholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% shareholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 related to the Recapitalization that occurred on August 22, 2013 and the equity issuance on October 16, 2014, and has determined that the Company did not undergo an ownership change as of either date and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2014 and 2013

Total Assets

Total assets were $350.9 million at December 31, 2014, which represented an increase of $18.4 million, or 6%, from December 31, 2013. During 2014, net loans held for investment increased by $28.8 million, loans receivable held for sale increased by $19.5 million, securities increased by $7.7 million and cash and cash equivalents decreased by $37.4 million as we invested excess federal funds in securities and loans in order to grow total interest income and improve the yield on interest-earning assets.

Securities Available-for-Sale

In March 2014, we purchased $8.6 million of mortgaged-backed securities and $1.9 million of U.S. government and federal agency securities with an average yield of 2.23%.

Loans Receivable Held for Sale

Loans receivable held for sale at December 31, 2014 totaled $19.5 million, consisting of multi-family loans. We had no loans receivable held for sale at December 31, 2013. During the fourth quarter of 2014, in order to comply with regulatory loan concentration limits, we transferred $22.8 million of loans receivable held for investment, primarily multi-family loans, to held for sale and have begun marketing these loans for sale. We sold $3.3 million during the fourth quarter of 2014 and recorded a net gain on sale of loans of $19 thousand.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $26.8 million to $283.6 million at December 31, 2014 from $256.8 million at December 31, 2013. The increase in our loan portfolio during 2014 consisted of an increase of $58.6 million in our multi-family residential real estate loan portfolio which was partially offset by a decrease of $6.7 million in our single family residential real estate loan portfolio, a decrease of $10.0 million in our commercial real estate loan portfolio, a decrease of $13.3 million in our church loan portfolio and a decrease of $1.8 million in our commercial loan portfolio.

Loan originations for the year ended December 31, 2014 totaled $95.6 million, compared to loan originations of $49.1 million, including loan purchases of $10.6 million, for the year ended December 31, 2013. Loan repayments for the year ended December 31, 2014 totaled $43.3 million, compared to $50.4 million for the year ended December 31, 2013.

Loan charge-offs during 2014 totaled $693 thousand, compared to charge-offs of $2.8 million during 2013. Loans transferred to REO during 2014 totaled $2.6 million, excluding a $671 thousand fair value adjustment, compared to $2.3 million during 2013. Loans transferred to loans receivable held for sale during 2014 totaled $22.8 million, compared to $7.3 million during 2013.

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

Our ALLL decreased by $1.5 million from $10.1 million, or 3.95% of our loans receivable held for investment, at December 31, 2013, to $8.6 million, or 2.99% of our loans receivable held for investment, at December 31, 2014, primarily reflecting $2.9 million of recapture of loan losses and $693 thousand of loan charge-offs, which were partially offset by $1.9 million of recoveries on previously charged-off loans. We continue to maintain our allowance at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009. As of December 31, 2014, we had total delinquencies of $2.5 million, compared to total delinquencies of $11.1 million at December 31, 2013. Loan delinquencies decreased by $8.6 million during 2014 as $3.6 million of delinquent loans were brought current, $3.7 million were paid off, $207 thousand were repaid and $2.6 million were foreclosed and transferred to REO, which were partially offset by $1.6 million of loans that became delinquent in 2014. Of the $2.5 million delinquent loans at December 31, 2014, $987 thousand were greater than 90 days delinquent.

Non-performing loans ("NPLs") consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2014, NPLs totaled $8.9 million, compared to $17.7 million at December 31, 2013. The $8.8 million decrease in NPLs was primarily due to payoffs of $4.4 million, transfers to REO of $2.6 million, sales of $1.1 million, return to accrual status of $1.3 million, repayments of $930 thousand and charge-offs of $693 thousand which were partially offset by the placement of five church loans totaling $2.1 million to non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2014, $6.8 million, or 77%, of our total NPLs of $8.9 million were current in their payments. Also, in determining the ALLL we consider the ratio of the ALLL to NPLs. During 2014, this ratio increased to 95.52% at December 31, 2014 from 57.32% at December 31, 2013, primarily due to the $8.8 million decrease in NPLs.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends. Loan charge-offs during 2014 were $693 thousand compared to $2.8 million during 2013. Charge-offs during 2014 were related to losses on impaired loans and consisted of charge-offs of $533 thousand on church loans, a charge-off of $133 thousand on a single family residential real estate loan, a charge-off of $18 thousand on a commercial loan and a charge-off of $9 thousand on a commercial real estate loan. In determining charge-offs we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. As of December 31, 2014, we had written down 70% of our NPLs to estimated fair value less estimated selling costs. The remaining 30% of our NPLs at December 31, 2014 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Recoveries during 2014 totaled $1.9 million compared to $694 thousand during 2013. Recoveries during 2014 were primarily due to payoffs of two non-accrual loans secured by church properties and two commercial loans which had been fully written off in late 2011 and due to a settlement of a loan which had been previously written down in exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan.

Impaired loans at December 31, 2014 were $23.8 million, compared to $33.5 million at December 31, 2013. Specific reserves for impaired loans were $1.5 million, or 6.32% of the aggregate impaired loan amount at December 31, 2014, compared to $2.2 million, or 6.53%, at December 31, 2013. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 2.68% at December 31, 2014, compared to 3.56% at December 31, 2013. The decrease in our coverage ratio reflected a decline in our historical loss factors and the continued improvements in our asset quality.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2014, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

REO decreased slightly during 2014 but remained essentially flat at $2.1 million at the end of both 2014 and 2013. During 2014, one multi-family and three church loans totaling $2.6 million were foreclosed and the properties securing the loans, with total fair values of $3.3 million, became REO. As part of our efforts to reduce non-performing assets, seven REO properties were sold during 2014 for net proceeds of $2.9 million and a net gain of $12 thousand. At December 31, 2014, the Bank's REO consisted of two church buildings.

Deposits

Deposits totaled $217.9 million at December 31, 2014, up $3.5 million from December 31, 2013. During 2014, certificates of deposit increased by $5.1 million and represented 62% of total deposits at December 31, 2014, compared to 61% of total deposits at December 31, 2013. Core deposits (NOW, demand, money market and passbook accounts) decreased by $1.6 million during 2014 and represented 38% of total deposits at December 31, 2014, compared to 39% of total deposits at December 31, 2013.

Borrowings

At December 31, 2014, total borrowings consisted of advances to the Bank from the FHLB of $86.0 million and Debentures issued by the Company of $5.1 million. At December 31, 2013, borrowings consisted of advances from the FHLB of $79.5 million, Debentures of $6.0 million and our modified senior debt of $2.9 million, which balance included the unamortized deferred gain on debt restructuring of $498 thousand.

At December 31, 2014, advances from the FHLB increased by $6.5 million from $79.5 million, or 24% of total assets, at year-end 2013 to $86.0 million, or 25% of total assets, at year-end 2014. The weighted average cost of advances decreased 5 basis points from 2.49% at December 31, 2013 to 2.31% at December 31, 2014 primarily due to maturities of $10.5 million of FHLB advances with an average interest rate of 3.54% and new advances totaling $17.0 million with an average interest rate of $1.26%.

Amounts due pursuant to our Debentures decreased by $900 thousand to $5.1 million at December 31, 2014 from $6.0 million at December 31, 2013 as we completed the modification of the Debentures and related transactions on October 16, 2014. Senior debt decreased by $2.9 million during 2014, as we repaid in full the $2.4 million outstanding principal amount of the senior debt with a portion of the proceeds from the 2014 private placement described above, and amortized the remaining deferred gain on debt restructuring during the fourth quarter of 2014. See Borrowings and Note 11 "Junior Subordinated Debentures and Senior Debt" of the Notes to Consolidated Financial Statements for information regarding the Debentures and senior debt.

Stockholders' Equity

Stockholders' equity was $37.3 million, or 10.62% of the Company's total assets, at December 31, 2014, compared to $25.6 million, or 7.70% of the Company's total assets, at December 31, 2013. The increase in stockholders' equity during 2014 was due to the completion of the private placement in October 2014 and net earnings for the year.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. We are not currently subject to separate holding company capital requirements, but by July 2015 the Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well. These requirements must be no less than those to which federally insured depository institutions are currently subject. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 "Business-Regulation" and in Note 15 of the Notes to Consolidated Financial Statements.

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

In 2013, the Company simplified its capital structure through completion of the following Recapitalization transactions:

  •
  The issuance of 8,776 shares of Series F Common Stock Equivalent (the "Common Stock Equivalents") in exchange for the five series of the Company's formerly outstanding preferred stock that had an aggregate liquidation value or preference of $17.6 million, including the two series of preferred stock, which we refer to as the TARP preferred stock, that the Company issued to the Treasury Department pursuant to the Capital Purchase Program component of the Treasury Department's Troubled Asset Relief Program. The parties agreed to value the Common Stock Equivalents issued for this purpose at $8.8 million based on the price at which shares of our common stock were sold in the subscription offering referred to below.

  •
  The issuance of 2,646 shares of Common Stock Equivalents in exchange for all of the accumulated dividends on the TARP preferred stock, totaling $2.6 million as of the date of the exchange;

  •
  The issuance of 2,575 shares of Common Stock Equivalents in exchange for $2.6 million principal amount of the Company's $5.0 million principal amount of borrowings under its then outstanding senior debt;

  •
  The forgiveness of the $1.8 million of accrued interest on the entire $5.0 million principal amount of the senior debt as of the date of the above-described exchange of Common Stock Equivalents for $2.6 million of the principal amount of the senior debt;

  •
  The modification of the terms of the remaining $2.4 million principal amount of the senior debt to, among other matters, extend the maturity and terminate application of the default interest rate thereon;

  •
  The exchange of 698 shares of Common Stock Equivalents issued in the senior debt principal exchange for 6,982 shares of Series G Non-Voting Preferred Stock; and

  •
  The issuance of 4,235,500 shares of common stock in private sales at a price of $1.00 per share, yielding $4.2 million in gross proceeds. A portion of the proceeds of the subscription offering were used to invest additional capital in the Bank and to repay all of the inter-company payables owed to the Bank by the Company.

The Common Stock Equivalents were a series of preferred stock of the Company, the terms of which provided that they would automatically convert into shares of the Company's common stock, at the rate of 1,000 shares of common stock for each share of Common Stock Equivalents, upon stockholder approval of an amendment to the Company's certificate of incorporation increasing the number of shares of common stock the Company is authorized to issue so as to permit such conversion. The Series G Non-Voting Preferred Stock provided that it would automatically convert into shares of non-voting common stock of the Company upon approval by the stockholders of an amendment of the Company's certificate of incorporation authorizing the Company to issue non-voting common stock. The amendments required to effect such conversions were approved at the Company's annual meeting of stockholders held on November 27, 2013 and the conversions of the Common Stock Equivalents and the Series G Non-Voting Preferred Stock became effective December 5, 2013.

On October 16, 2014, concurrent with the completion of the modification of the Debentures and related transactions described above, the Company consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million; made the payments of principal and accrued interest on Debentures described above; executed a Supplemental Indenture for the Debentures that extended the maturity of the remaining $5.1 million principal amount of the Debentures to March 17, 2024 and modified the payment terms thereof; and repaid the outstanding principal amount of the defaulted senior debt of $2.4 million, together with all accrued interest thereon.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to $100.0 million to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank, as of December 31, 2014, to borrow an additional $14.0 million. Also, the Bank has received funds from investments made by the Company into the equity of the Bank, including the investments made as part of the Recapitalization in August 2013 and the private placement transactions completed in October 2014.

The Bank's primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31,

2014 consisted of $20.8 million in cash and cash equivalents and $15.9 million in securities available-for-sale that were not pledged, compared to liquid assets of $58.2 million in cash and cash equivalents at December 31, 2013.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014 discussed above. The Company has not been able to obtain funds from the Bank since 2010. Through the first nine months of 2014, the Company had limited liquidity to pay operating expenses and needed to raise additional capital to continue paying its operating expenses, including allocations of shared expenses from the Bank, on a timely basis. This need was addressed with the completion of the private placements on October 16, 2014, which raised $9.7 million of gross proceeds from the sale of our common stock. A portion of the proceeds was used to retire the full amount of the outstanding balance of the Company's senior debt, pay $900 thousand principal amount and all of the accrued interest on the Debentures, which was approximately $805 thousand as of the closing date, and invest $2.5 million in the Bank's common equity as a capital contribution. The balance of the proceeds from the private placement are being used to pay operating expenses of the Company and fund its working capital.

The Company recorded consolidated net cash inflows from operating activities of $1.0 million and $1.6 million during 2014 and 2013, respectively. Net cash inflows from operating activities during 2014 were primarily attributable to interest payments received on loans and securities.

The Company recorded consolidated net cash outflows from investing activities of $54.4 million during 2014, compared to consolidated net cash inflows from investing activities of $31.4 million during 2013. Net cash outflows from investing activities during 2014 were primarily attributable to originations of loans and purchases of securities by the Bank.

The Company recorded consolidated net cash inflows from financing activities of $16.0 million during 2014, compared to consolidated net cash outflows of $39.2 million during 2013. Net cash inflows from financing activities during 2014 were primarily attributable to the net proceeds from the issuance of common stock, advances from the FHLB and net increase in deposits.

Off-Balance-Sheet Arrangements and Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of our business primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2014.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$99,411	$33,118	$2,428	$161	$135,118
FHLB advances	35,000	43,000	8,000	—	86,000
Subordinated debentures	—	—	765	4,335	5,100
Commitments to originate loans	1,000	—	—	—	1,000
Commitments to fund unused lines of credit	—	—	—	365	365
Operating lease obligations	425	889	965	661	2,940

Total contractual obligations	$135,836	$77,007	$12,158	$5,522	$230,523

Impact of Inflation and Changing Prices

Our consolidated financial statements including accompanying notes have been prepared in accordance with GAAP which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and feedback from regulatory examinations. See Item 1, "Business—Asset Quality—Allowance for Loan Losses" for a full discussion of the allowance for loan losses.

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.8 million was required as of December 31, 2014, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.7 million and net deferred tax assets of $0 as of December 31, 2013. The full valuation allowance against our net deferred tax assets at December 31, 2014 and 2013 was due to the Company's inability to project consistent future taxable income against which it could apply its net deferred tax assets. See Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Fair Value Measurements

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2014, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2014.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer) Los Angeles, CA March 27, 2015	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Los Angeles, CA March 27, 2015

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2015 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-Q filed by the Registrant on November 14, 2013)
4.1	Certificate of Designation for Series A Preferred Stock (Exhibit 4.3 to Form 10-Q filed by the Registrant on November 14, 2013)
4.2	Certificate of Designation for Series B Preferred Stock (Exhibit 4.5 to Form 10-Q filed by the Registrant on November 14, 2013)

Exhibit Number*
4.3	Certificate of Designation for Series C Preferred Stock (Exhibit 4.7 to Form 10-Q filed by the Registrant on November 14, 2013)
4.4	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series D (Exhibit 3.3 to Form 8-K filed by the Registrant on November 19, 2008)
4.5	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series E (Exhibit 4.1 to Form 8-K filed by the Registrant on December 9, 2009)
4.6	Certificate of Designations of Series F Common Stock Equivalents (Exhibit 4.13 to Form 10-Q filed by the Registrant on November 14, 2013)
4.7	Certificate of Designations of Series G Non-Voting Preferred Stock (Exhibit 4.14 to Form 10-Q filed by the Registrant on November 14, 2013)
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 4.1 to Registration Statement on Form S-1, No. 33-96814, filed by the Registrant on September 12, 1995)
10.2	Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit A to Proxy Statement filed by Registrant on Schedule 14A on November 17, 2009)
10.3	Deferred Compensation Plan (Exhibit 10.14 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
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
10.13	Form of Subscription Agreements entered into by the Registrant with various purchasers of the Registrant's common stock (Exhibit 10.24 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.1	Subscription Agreement between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.14.2	Investor Rights Letter between the Registrant and CJA Private Equity Financial Restructuring Master Fund I LP (Exhibit 10.25.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.1	Subscription Agreement between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.1 to Form 10-Q filed by the Registrant on November 14, 2013)
10.15.2	Investor Rights Letter between the Registrant and Valley Economic Development Center, Inc. (Exhibit 10.26.2 to Form 10-Q filed by the Registrant on November 14, 2013)
10.16	Agreement for Partial Satisfaction of Debt Previously Contracted by and between BBCN Bank and the Registrant (Exhibit 10.27 to Form 10-Q filed by the Registrant on November 14, 2013)
10.17	Form of Subscription Agreement entered into between the Registrant and various investors, dated October 16, 2014 (Exhibit 10.1 to Form 10-Q filed by the Registrant on November 13, 2014)
10.18.1
Subscription Agreement entered into between the Registrant and Gapstow Financial Growth Capital Fund I LP, dated October 16, 2014 (Exhibit 10.2.1 to Form 10-Q filed by the Registrant on November 13, 2014)
10.18.2
Investor Rights Letter Agreement entered into between the Registrant and Gapstow Financial Growth Capital Fund I LP, dated October 16, 2014 (Exhibit 10.2.2 to Form 10-Q filed by the Registrant on November 13, 2014)
10.19.1	Subscription Agreement entered into between the Registrant and National Community Investment Fund, dated October 16, 2014 (Exhibit 10.3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
10.19.2
Investor Rights Letter Agreement entered into between the Registrant and National Community Investment Fund, dated October 16, 2014 (Exhibit 10.3.2 to Form 10-Q filed by the Registrant on November 13, 2014)

Exhibit Number*
10.20	Registration Rights Agreement entered into among the Registrant, Gapstow Financial Growth Capital Fund I LP, and National Community Investment Fund, dated October 16, 2014 (Exhibit 10.4 to Form 10-Q filed by the Registrant on November 13, 2014)
21.1	List of Subsidiaries (Exhibit 21.1 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
23.1	Consent of Moss Adams LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
99.4	Certification of Chief Executive Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
99.5	Certification of Chief Financial Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 27, 2015
/s/ Brenda J. Battey
Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 25, 2015
/s/ Virgil P. Roberts
Virgil P. Roberts Chairman of the Board	Date: March 26, 2015
/s/ Kellogg Chan
Kellogg Chan Director	Date: March 25, 2015
/s/ Robert C. Davidson, Jr.
Robert C. Davidson, Jr. Director	Date: March 27, 2015
/s/ Albert Odell Maddox
Albert Odell Maddox Director	Date: March 25, 2015
/s/ Daniel A. Medina
Daniel A. Medina Director	Date: March 27, 2015

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Broadway Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2014, and the related consolidated statement of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadway Financial Corporation and Subsidiary as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Broadway Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Broadway Financial Corporation and Subsidiary as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Costa Mesa, California
March 31, 2014

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share)
Assets
Cash and due from banks	$5,740	$8,241
Federal funds sold	15,050	49,955

Cash and cash equivalents	20,790	58,196
Securities available-for-sale, at fair value	17,075	9,397
Loans receivable held for sale, at lower of cost or fair value	19,481	—
Loans receivable held for investment, net of allowance of $8,465 and $10,146	276,643	247,847
Accrued interest receivable	1,216	1,107
Federal Home Loan Bank (FHLB) stock	4,254	3,737
Office properties and equipment, net	2,697	2,725
Real estate owned (REO)	2,082	2,084
Bank owned life insurance	2,821	2,756
Investment in affordable housing limited partnership	1,117	1,309
Other assets	2,687	3,323

Total assets	$350,863	$332,481

Liabilities and stockholders' equity
Liabilities:
Deposits	$217,867	$214,405
FHLB advances	86,000	79,500
Senior debt	—	2,923
Junior subordinated debentures	5,100	6,000
Advance payments by borrowers for taxes and insurance	1,081	776
Accrued expenses and other liabilities	3,557	3,287

Total liabilities	313,605	306,891

Commitments and Contingencies (Notes 8 and 16)
Stockholders' Equity:
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2014 and December 31, 2013; issued 21,509,179 shares at December 31, 2014 and 19,630,473 shares at December 31, 2013; outstanding 21,405,188 shares at December 31, 2014 and 19,526,482 shares at December 31, 2013	215	196
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2014 and 5,000,000 shares at December 31, 2013; issued and outstanding 7,671,520 shares at December 31, 2014 and 698,200 shares at December 31, 2013	77	7
Additional paid-in capital	44,669	35,704
Accumulated deficit	(6,539)	(9,068)
Accumulated other comprehensive income	165	80
Treasury stock-at cost, 103,991 shares at December 31, 2014 and December 31, 2013	(1,329)	(1,329)

Total stockholders' equity	37,258	25,590

Total liabilities and stockholders' equity	$350,863	$332,481

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$14,994	$15,331
Interest on mortgage-backed securities and other securities	370	306
Other interest income	365	329

Total interest income	15,729	15,966

Interest Expense:
Interest on deposits	1,726	2,239
Interest on borrowings	2,142	2,625

Total interest expense	3,868	4,864

Net interest income before provision for (recapture of) loan losses	11,861	11,102
Provision for (recapture of) loan losses	(2,932)	414

Net interest income after provision for (recapture of) loan losses	14,793	10,688

Non-Interest Income:
Service charges	437	536
Net gains on sales of loans	19	110
Net gains on sales of REO	12	112
Gain on restructuring of debt	365	1,221
CDFI grant	200	—
Other	52	143

Total non-interest income	1,085	2,122

Non-Interest Expense:
Compensation and benefits	6,887	5,846
Occupancy expense, net	1,210	1,243
Information services	845	845
Professional services	1,085	861
Provision for losses on loans receivable held for sale	—	153
Provision for losses on REO	457	590
Loan related expenses	430	599
FDIC assessments	709	751
Regulatory assessments	207	214
Corporate insurance	378	503
Amortization of investment in affordable housing limited partnership	192	219
Office services and supplies	384	408
Other	562	875

Total non-interest expense	13,346	13,107

Income (loss) before income taxes	2,532	(297)
Income tax expense	3	4

Net income (loss)	$2,529	$(301)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)

	Year Ended December 31,
	2014	2013
	(In thousands, except per share)
Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities available-for-sale	$85	$(238)
Income taxes	—	—

Other comprehensive income (loss), net of tax	85	(238)

Comprehensive income (loss)	$2,614	$(539)

Net income (loss)	$2,529	$(301)
Dividends and discount accretion on preferred stock	—	(779)

Income (loss) allocable to common stockholders	$2,529	$(1,080)

Income (loss) per common share-basic	$0.11	$(0.13)

Income (loss) per common share-diluted	$0.11	$(0.13)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share)

	Common Shares Issued	Preferred Stock, Net of Discount	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	2,013,942	$16,796	$20	$10,095	$(7,988)	$318	$(1,234)	$18,007
Net loss for the year ended December 31, 2013	—	—	—	—	(301)	—	—	(301)
Debt and preferred stock exchanged (See Note 2)	13,997,200	(17,033)	140	22,114	—	—	—	5,221
Common stock issued, net of issuance costs	4,317,531	—	43	3,355	—	—	—	3,398
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	(238)	—	(238)
Adjustment to treasury stock issued to certain senior officer	—	—	—	95	—	—	(95)	—
Cash dividends accrued ($32 per senior preferred share of Series D)	—	—	—	—	(290)	—	—	(290)
Cash dividends accrued ($32 per senior preferred share of Series E)	—	—	—	—	(193)	—	—	(193)
Compounding of unpaid dividends	—	—	—	—	(59)	—	—	(59)
Stock-based compensation expense	—	—	—	45	—	—	—	45
Accretion of preferred stock discount	—	237	—	—	(237)	—	—	—

Balance at December 31, 2013	20,328,673	—	203	35,704	(9,068)	80	(1,329)	25,590
Net income for the year ended December 31, 2014	—	—	—	—	2,529	—	—	2,529
Common stock issued, net of issuance costs	8,829,549	—	89	8,929	—	—	—	9,018
Common stock issued for services	22,477	—	—	25	—	—	—	25
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	85	—	85
Stock-based compensation expense	—	—	—	11	—	—	—	11

Balance at December 31, 2014	29,180,699	$—	$292	$44,669	$(6,539)	$165	$(1,329)	$37,258

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,529	$(301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recapture of) loan losses	(2,932)	414
Provision for losses on loans receivable held for sale	—	153
Provision for losses on REO	457	590
Depreciation	241	214
Net amortization of deferred loan origination costs	221	208
Net amortization of premiums on mortgage-backed securities	57	35
Amortization of investment in affordable housing limited partnership	192	219
Stock-based compensation expense	11	45
Earnings on bank owned life insurance	(65)	(68)
Net gains on sales of loans	(19)	(110)
Net gains on sales of REO	(12)	(112)
Loss on sale/disposal of office properties and equipment	—	19
Gain on restructuring of debt	(365)	(1,221)
Amortization of deferred gain on debt restructuring	(133)	(37)
Stock-based compensation—non-employee	25	—
Net change in accrued interest receivable	(109)	143
Net change in other assets	636	1,711
Net change in advance payments by borrowers for taxes and insurance	305	65
Net change in accrued expenses and other liabilities	270	(257)

Net cash provided by operating activities	1,309	1,710

Cash flows from investing activities:
Net change in loans receivable held for investment	(52,153)	11,950
Purchase of loans receivable held for investment	—	(10,849)
Proceeds from sales of loans receivable held for sale	3,292	16,600
Principal repayments on loans receivable held for sale	—	1,520
Available-for-sale securities:
Maturities, prepayments and calls	2,813	3,708
Purchases	(10,463)	—
Proceeds from sales of REO	2,871	8,642
Redemption of FHLB stock	—	540
Purchase of FHLB stock	(517)	(376)
Additions to office properties and equipment	(213)	(341)

Net cash (used in) provided by investing activities	(54,370)	31,394

Cash flows from financing activities:
Net change in deposits	3,462	(42,666)
Proceeds from FHLB advances	17,000	36,000
Repayments on FHLB advances	(10,500)	(36,000)
Net proceeds from issuance of common stock	9,018	3,398
Repayments on junior subordinated debentures	(900)	—
Repayments on senior debt	(2,425)	—

Net cash provided by (used in) financing activities	15,655	(39,268)

Net change in cash and cash equivalents	(37,406)	(6,164)
Cash and cash equivalents at beginning of the year	58,196	64,360

Cash and cash equivalents at end of the year	$20,790	$58,196

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2014	2013
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,517	$4,331
Cash paid for income taxes	3	4
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$3,314	$2,288
Transfers of loans receivable held for sale to REO	—	753
Transfers of loans receivable from held for investment to held for sale	22,754	7,259
Transfers of loans receivable from held for sale to held for investment	—	7,394
Exchange of other borrowings for common stock	—	2,575
Exchange of dividends payable for common stock	—	2,646
Transfer of accrued interest to senior debt	—	535
Issuance of common stock for services	25	—

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2014, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal Bank, f.s.b.. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Net cash flows are reported for net proceeds from issuance of common stock, loans held for investment, deposit transactions, accrued interest receivable, other assets, deferred income taxes, accrued interest payable, other liabilities, and advance payments by borrowers for taxes and insurance.

Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

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

Loans Receivable Held for Sale

The Bank originates loans for investment but may from time to time, decide to sell certain loans in order to manage loan concentrations. When a decision is made to sell a loan(s), such loan(s) is transferred from held for investment portfolio to held for sale portfolio at the lower of cost or fair value, as determined by outstanding commitments from investors. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses ("ALLL"). Any subsequent decline in value of the loan(s) is recorded as a valuation allowance with a corresponding charge to non-interest expense.

Loans receivable held for sale are generally sold with servicing rights released. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold. When loans receivable held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

Loans Receivable Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs are deferred, and recognized in income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in real estate loans that are secured by properties located in Southern California and many of the borrowers reside in Southern California. . Therefore, the Company's exposure

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

to credit risk is significantly affected by changes in the economy and real estate market in the Southern California area.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank's investment needs and market opportunities and is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments. No loans were purchased during 2014. Loans purchased during 2013 totaled $10.8 million.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent cash recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, could be charged off. In addition, the OCC and FDIC periodically review the allowance for loan losses as an integral part of their examination process. These agencies may require an increase in the allowance for loan losses based on their judgments of the information available to them at the time of their examinations.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a migration to loss analysis and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with information about other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following portfolio segments have been identified: one-to-four units ("single family"), five or more units ("multi-family"), commercial real estate, church, construction, commercial loans, and consumer loans. The risks in our various portfolio segments are as follows:

Single Family—Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact on borrowers' ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Multi-Family—Subject to adverse various market conditions that cause a decrease in market value or lease rates; change in personal funding sources for tenants; oversupply of units in a specific region; a shift in population; reputational risks.

Commercial Real Estate—Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates; decreases in the value of underlying collateral.

Church—Subject to adverse economic and employment conditions leading to reduced cash flows from members' donations and offerings; the stability, quality and popularity of church leadership.

Construction—Subject to adverse conditions in the local economy which may lead to reduced demand for new commercial, multi-family or single family buildings or reduced lease or sale opportunities once the building is complete.

Commercial—Subject to industry conditions including decreases in product demand.

Consumer—Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

Real Estate Owned

Assets acquired through, or instead of, loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through a provision that is charged to non-interest expense. Operating costs after acquisition are expensed as incurred.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

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

Investment in Affordable Housing Limited Partnership

The Bank owns a less than 5% interest in an affordable housing limited partnership. The investment is recorded using the cost method and is being amortized over the life of the related tax credits. The tax credits are being recognized in income tax expense in the consolidated financial statements to the extent they are utilized on the Company's income tax returns. The investment is reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2014, the amount of cash reserves with the Federal Reserve Bank was $2.3 million.

Fair Value Measurements

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2014 and 2013, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net loss or stockholders' equity.

Adoption of New Accounting Standards

In July 2013, the FASB amended ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except that to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Adopting this standard did not have a material effect on the Company's operating results or financial condition as the Company had no unrecognized tax benefits.

In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects". ASU 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The provisions of ASU 2014-01 must be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors". ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to REO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. A reporting entity is required to make interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure. ASU 2014-04 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU 2014-15 incorporates into U.S. GAAP a requirement that management complete a going concern evaluation similar to that performed by an entity's external auditor. Under the new guidance, management will be required to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 2—Restructuring of the Company's Capital Structure and Regulatory Matters

During 2013 and 2014, the Company implemented a number of initiatives designed to enhance the Company's liquidity, simplify its capital structure and raise common equity. These matters, and the revision of the Orders which the Company and the Bank have been operating under, are described below.

Holding Company Liquidity

The Company's principal sources of funds have historically been dividends from the Bank and, to a lesser extent, additional capital from investors. Since 2010, however, the Bank has not been able to pay dividends to the Company because of its recent operating losses and because of limitations in a Consent Order that the Bank entered into with the Office of the Comptroller of the Currency ("OCC") on October 30, 2013. Management does not anticipate that the Bank will receive approval to pay dividends for at least the next several quarters. Accordingly, the Company had to raise new equity capital from investors to generate liquidity over the past three years. Initially, the Company sold $200,000 of common stock to certain directors and officers in 2012. Subsequently, the Company raised approximately $4.2 million of additional equity capital in August 2013 as part of the Recapitalization, and another $9.7 million of equity capital on October 16, 2014. These transactions improved the Company's liquidity, simplified its capital structure, reduced debt and associated servicing requirements, and enhanced the Bank's capital ratios, as more fully described below.

The Company increased its liquidity and strengthened its balance sheet by completing the Recapitalization in 2013, which included the following transactions:

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

  (4)
  The modification of the terms of the remaining $2.4 million principal amount of the senior debt to, among other matters, extend the maturity and eliminate the default rate. Under the modified terms, the Company was required to make quarterly payments of interest only for 18 months and then monthly equal payments of principal and accrued interest thereon over the ensuing 48 months. The Company was required to obtain approval from the Federal Reserve Bank of San Francisco (the "FRB") before making principal or interest payments on the remaining $2.4 million principal amount of the modified senior loan. The Company obtained approval from the FRB and paid the interest payments due in November 2013, February 2014, May 2014 and August 2014. In October 2014, the Company repaid the full amount of the outstanding senior debt and related accrued interest using the proceeds from the private placement described below;

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

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

After the Recapitalization, the Company had over $1.2 million of cash at December 31, 2013, which provided the Company with sufficient cash resources to pay normal operating expenses over the near term, including allocations of shared expenses from the Bank, on a timely basis, but not sufficient cash to service the Company's debt. In particular, the Company had insufficient cash resources to pay the interest and principal on the Company's Floating Rate Junior Subordinated Debentures (the "Debentures"), which had been in default as to interest payments since September 2010 and as to the full amount of principal due since they matured on March 17, 2014. Accordingly, the Company began implementing the next phase of its capital plan in late 2013 to raise additional equity capital.

In January 2014, the Company submitted a proposal to the trustee for the trust that holds the Debentures to extend the maturity of the Debentures to March 17, 2024 in return for paying all accrued interest on the Debentures and $900 thousand, or 15%, of the principal amount of the Debentures at face value, subject to satisfaction of certain conditions, including a requirement to raise at least $6 million of additional equity. The Company subsequently satisfied the conditions to implementation of this proposal and completed the modification of the Debentures and related transactions on October 16, 2014 as described below.

On October 16, 2014, the Company concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million. These proceeds were used in part to concurrently make payments on the Debentures of $900 thousand of principal and approximately $805 thousand of interest, representing all of the accrued interest on all of the Debentures. Also, the Company and the trustee for the Debentures concurrently executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024 and modified the payment terms of the remaining $5.1 million principal amount thereof. As a result of modification of the terms of the Debentures through the execution of a Supplemental Indenture and the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

corresponding payments of principal and all accrued interest, the Debentures are now current and not in default.

In addition, the Company used a portion of the proceeds from the private placements to invest $2.5 million as common equity in the Bank and repay the outstanding defaulted senior debt of $2.4 million, together with all accrued interest thereon. As a result, the Company's only remaining debt outstanding is the $5.1 million of Debentures, all of which are current and no longer in default.

The balance of the net proceeds from the private placements, approximately $2.2 million, have been retained by the Company to enhance its liquidity.

Regulatory Matters

As a result of significant deficiencies in the Company's and the Bank's operations noted in a regulatory examination in early 2010, the Company and the Bank were declared to be in "troubled condition" and agreed to the issuance of the cease and desist orders (the "Orders") by the regulatory predecessor of the OCC for the Bank and the FRB for the Company effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank's loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank's business, as well as the Company's management of its business and the oversight of the Company's business by the Board of Directors. Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, the Bank is required to attain, and thereafter maintain, a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations. The Bank's regulatory capital exceeded both of these higher capital ratios at December 31, 2014 and 2013 (see Note 15).

The Consent Order imposed new requirements on the Bank, including the following, among others:

  •
  The Bank was required to create a Compliance Committee consisting of at least three independent directors to monitor compliance with the Consent Order.

  •
  The Board of the Bank was required to prepare and submit a strategic plan, and a capital plan that is consistent with the strategic plan, for approval by the OCC. The capital plan requirement includes requirements regarding targeted capital ratios and prior approval requirements for the payment of dividends.

  •
  The Bank must implement an enhanced set of lending, other business and corporate governance procedures, and must develop and adhere to a written commercial real estate loan concentration risk management program and a written program to reduce the level of assets considered doubtful, substandard or special mention. This latter program includes requirements to monitor the levels of such assets on an on-going basis and to prepare and implement corrective actions as deemed necessary.

  •
  The Bank must also implement an independent on-going loan review system and adopt new policies with respect to maintaining an adequate allowance for loan and lease losses.

In November 2013, management submitted updated policies and procedures to the OCC with respect to determining and maintaining an appropriate level of ALLL. In December 2013, the Board of Directors established a Consent Order Compliance Committee to oversee the operating changes implemented by the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Bank to comply with the Consent Order. In January 2014, the Bank submitted its strategic plan and capital plan to the OCC for approval and in August 2014 submitted revised forms of the plans. In November 2014, the Bank received a written statement of non-objection from the OCC with respect to the capital plan, but not with respect to the strategic plan requirements.

Management believes that the Bank is in compliance with all aspects of the Consent Order, other than the Consent Order's strategic plan and loan concentration risk management plan requirements.

The Company is amending the strategic plan to incorporate the provisions of a revised loan concentration risk management plan that is intended to reduce the Bank's concentration limit established for multi-family loans.

Based on the Bank's current capital levels, management anticipates that the Bank will find it necessary to sell more multi-family loans than previously planned in order to comply with the reduced concentration limit for multi-family loans set by the OCC. During the fourth quarter of 2014, in order to comply with regulatory loan concentration limits, $22.8 million of loans receivable held for investment, primarily multi-family loans, were transferred to held for sale. See Note 4 for more information regarding loans receivable held for sale.

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

See Note 11 for more information regarding the Debentures and the senior loan and Note 17 for information regarding the separate condensed financial information of Broadway Financial Corporation.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 3—Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014:
Residential mortgage-backed	$14,578	$540	$—	$15,118
U.S. Government and federal agency	1,932	25	—	1,957

Total available-for-sale securities	$16,510	$565	$—	$17,075

December 31, 2013:
Residential mortgage-backed	$8,917	$480	$—	$9,397

Total available-for-sale securities	$8,917	$480	$—	$9,397

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at December 31, 2014. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	1,932	1,957
Five to ten years	—	—
Beyond ten years	—	—
Residential mortgage-backed	14,578	15,118

Total	$16,510	$17,075

At December 31, 2014, securities pledged to secure public deposits had a carrying amount of $1.2 million. At December 31, 2013, securities pledged to secure public deposits and FHLB advances had a carrying amount of $9.4 million. At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the year ended December 31, 2014 and 2013.

Note 4—Loans Receivable Held for Sale

Loans receivable held for sale at December 31, 2014 totaled $19.5 million and consisted of multi-family loans. There were no loans receivable held for sale at December 31, 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 5—Loans Receivable Held for Investment

Loans at year-end were as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Real estate:
Single family	$39,792	$46,459
Multi-family	171,792	113,218
Commercial real estate	16,722	26,697
Church	54,599	67,934
Construction	387	424
Commercial—other	262	2,067
Consumer	9	38

Gross loans receivable	283,563	256,837
Unamortized net deferred loan costs and premium	1,545	1,156
Allowance for loan losses	(8,465)	(10,146)

Loans receivable, net	$276,643	$247,847

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	For the year ended December 31, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	(625)	1,000	(969)	(1,228)	—	(1,107)	(3)	(2,932)
Recoveries	2	—	—	859	—	1,083	—	1,944
Loans charged off	(133)	—	(8)	(533)	—	(19)	—	(693)

Ending balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465

	For the year ended December 31, 2013
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Total
	(In thousands)
Beginning balance	$2,060	$2,122	$2,685	$4,818	$8	$167	$9	$11,869
Provision for loan losses	(210)	265	(148)	876	(1)	(365)	(3)	414
Recoveries	300	—	116	25	—	253	—	694
Loans charged off	(220)	(661)	(1,180)	(770)	—	—	—	(2,831)

Ending balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

	December 31, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial —other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$132	$115	$161	$1,088	$—	$10	$—	$1,506
Collectively evaluated for impairment	1,042	2,611	335	2,959	7	2	3	6,959

Total ending allowance balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465

Loans:
Loans individually evaluated for impairment	$1,400	$2,762	$4,650	$14,905	$—	$102	$—	$23,819
Loans collectively evaluated for impairment	38,392	169,030	12,072	39,694	387	160	9	259,744

Total ending loans balance	$39,792	$171,792	$16,722	$54,599	$387	$262	$9	$283,563

	December 31, 2013
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial —other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$382	$143	$206	$1,444	$—	$12	$—	$2,187
Collectively evaluated for impairment	1,548	1,583	1,267	3,505	7	43	6	7,959

Total ending allowance balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146

Loans:
Loans individually evaluated for impairment	$3,053	$4,163	$4,894	$21,243	$—	$150	$—	$33,503
Loans collectively evaluated for impairment	43,406	109,055	21,803	46,691	424	1,917	38	223,334

Total ending loans balance	$46,459	$113,218	$26,697	$67,934	$424	$2,067	$38	$256,837

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

The following table presents information related to loans individually evaluated for impairment by type of loans as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$1,448	$722	$—	$2,114	$1,441	$—
Multi-family	1,384	1,259	—	2,690	2,598	—
Commercial real estate	4,836	1,177	—	4,867	1,391	—
Church	6,234	4,471	—	11,806	8,446	—
Commercial—other	34	34	—	3,850	—	—
With an allowance recorded:
Single family	678	678	132	1,612	1,612	382
Multi-family	1,541	1,503	115	1,578	1,565	143
Commercial real estate	3,473	3,473	161	3,503	3,503	206
Church	10,751	10,434	1,088	12,862	12,797	1,444
Commercial—other	68	68	10	150	150	12

Total	$30,447	$23,819	$1,506	$45,032	$33,503	$2,187

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following table presents the monthly average of individually impaired loans by type of loan and the related interest income for the years ended December 31, 2014 and 2013.

	For the year ended December 31, 2014		For the year ended December 31, 2013
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$2,327	$67	$3,738	$132
Multi-family	3,425	79	3,438	61
Commercial real estate	4,762	373	7,291	456
Church	17,212	787	22,768	677
Construction	—	—	62	12
Commercial—other	124	9	155	12

Total	$27,850	$1,315	$37,452	$1,350

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

non-accrual loans is considered to be fully collectible. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $1.3 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by type of loans:

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$—	$—	$—	$—	$39,792
Multi-family	455	—	—	455	171,337
Commercial real estate	856	—	—	856	15,866
Church	—	180	987	1,167	53,432
Construction	—	—	—	—	387
Commercial—other	34	—	—	34	228
Consumer	—	—	—	—	9

Total	$1,345	$180	$987	$2,512	$281,051

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$802	$—	$585	$1,387	$45,072
Multi-family	—	—	545	545	112,673
Commercial real estate	346	—	1,016	1,362	25,335
Church	2,557	323	4,877	7,757	60,177
Construction	—	—	—	—	424
Commercial—other	82	—	—	82	1,985
Consumer	—	—	—	—	38

Total	$3,787	$323	$7,023	$11,133	$245,704

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

The following table presents the recorded investment in non-accrual loans by type of loans as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Loans receivable held for investment:
Single family	$736	$1,441
Multi-family	1,618	2,985
Commercial real estate	1,174	1,391
Church	5,232	11,735
Commercial—other	102	150

Total non-accrual loans	$8,862	$17,702

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2014 and 2013.

Troubled Debt Restructurings

At December 31, 2014, loans classified as troubled debt restructurings ("TDRs") totaled $20.5 million, of which $5.5 million were included in non-accrual loans and $15.0 million were on accrual status. At December 31, 2013, loans classified as TDRs totaled $27.3 million, of which $11.5 million were included in non-accrual loans and $15.8 million were on accrual status. The Company has allocated $1.3 million and $1.9 million of specific reserves for accruing TDRs as of December 31, 2014 and December 31, 2013, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2014 and 2013, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.

No loans were modified during the year ended December 31, 2014. The terms of certain loans were modified as TDRs during the year ended December 31, 2013. The modification of the terms of such loans included payments of delinquent property taxes by the Bank on behalf of the borrower, which would be required to be repaid by the borrower over a period greater than six months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

The following table presents loans by type modified as troubled debt restructurings that occurred during the year ended December 31, 2013:

	For the year ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Single family	5	$739	$789
Commercial real estate	1	1,456	1,497
Church	1	409	432

Total	7	$2,604	$2,718

The troubled debt restructurings described above increased the allowance for loan losses by $57 thousand and resulted in charge offs of $23 thousand during the year ended December 31, 2013.

At December 31, 2014 and 2013, none of the loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Pass rated assets are not more than 59 days past due and are generally performing in accordance with the loan terms. Based on the most recent analysis performed, the risk category of loans by type of loans as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$35,630	$3,436	$726	$—	$—
Multi-family	168,949	610	2,233	—	—
Commercial real estate	13,210	282	3,230	—	—
Church	41,938	2,284	10,377	—	—
Construction	387	—	—	—	—
Commercial—other	160	—	102	—	—
Consumer	9	—	—	—	—

Total	$260,283	$6,612	$16,668	$—	$—

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$41,481	$3,537	$1,441	$—	$—
Multi-family	105,377	2,305	5,536	—	—
Commercial real estate	18,154	529	8,014	—	—
Church	34,367	17,657	15,910	—	—
Construction	424	—	—	—	—
Commercial—other	490	1,427	150	—	—
Consumer	38	—	—	—	—

Total	$200,331	$25,455	$31,051	$—	$—

Note 6—Real Estate Owned

Real estate owned, net at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Commercial real estate	$—	$173
Church	2,082	2,045

Gross real estate owned	2,082	2,218
Less valuation allowance	—	(134)

Real estate owned, net	$2,082	$2,084

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Real estate owned activity was as follows:

	2014	2013
	(In thousands)
Beginning balance	$2,218	$8,709
Loans transferred to real estate owned	3,314	3,041
Direct write-downs	(591)	(1,002)
Sales of real estate owned	(2,859)	(8,530)

Ending balance	$2,082	$2,218

Activity in the valuation allowance was as follows:

	2014	2013
	(In thousands)
Beginning valuation allowance	$(134)	$(546)
Additions charged to expense	(457)	(590)
Direct write-downs	591	1,002

Ending valuation allowance	$—	$(134)

Expenses related to foreclosed assets include:

	2014	2013
	(In thousands)
Net gains on sales	$(12)	$(112)
Provision for losses	457	590
Operating expenses	127	301

Total net expenses	$572	$779

Note 7—Fair Value

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

The fair value of impaired loans that are collateral dependent is generally based upon the fair value of the collateral, which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Assets acquired through or by transfer in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated every nine months. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal. as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$—	$15,118	$—	$15,118
Securities available-for-sale—U.S. Government and federal agency	1,957	—	—	1,957

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$—	$9,397	$—	$9,397

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Assets Measured on a Non-Recurring Basis

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	December 31, 2014	December 31, 2013
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
Single family	$549	$1,245
Multi-family	323	900
Commercial real estate	1,177	1,391
Church	3,779	9,024
Real estate owned:
Commercial real estate	—	151
Church	2,082	1,933

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—single family	$549	Sales comparison approach	Adjustment for differences between the comparable sales	–1% to 9% (–4%)
Impaired loans—multi-family	323	Sales comparison approach	Adjustment for differences between the comparable sales	–18%
		Income approach	Capitalization rate	7%
Impaired loans—commercial real estate	1,177	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)
		Income approach	Capitalization rate	5% to 7.25% (6.64%)
Impaired loans—church	3,779	Sales comparison approach	Adjustment for differences between the comparable sales	–12% to 18% (5%)
		Income approach	Capitalization rate	6%
Real estate owned—church	2,082	Sales comparison approach	Adjustment for differences between the comparable sales	–1% to 2% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—single family	$1,245	Sales comparison approach	Adjustment for differences between the comparable sales	–6% to 6% (–1%)
Impaired loans—multi-family	900	Sales comparison approach	Adjustment for differences between the comparable sales	–15% to 1% (–9%)
		Income approach	Capitalization rate	8% to 9% (8.59%)
Impaired loans—commercial real estate	1,391	Sales comparison approach	Adjustment for differences between the comparable sales	–1% to 0% (–1%)
		Income approach	Capitalization rate	4.5% to 8% (7.06%)
Impaired loans—church	9,024	Sales comparison approach	Adjustment for differences between the comparable sales	–21% to 9% (–1%)
		Income approach	Capitalization rate	6.75%
Real estate owned—commercial real estate	151	Sales comparison approach	Adjustment for differences between the comparable sales	3% (3%)
		Income approach	Capitalization rate	10%
Real estate owned—church	1,933	Sales comparison approach	Adjustment for differences between the comparable sales	–7% to 7% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2014
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,790	$20,790	$—	$—	$20,790
Securities available-for-sale	17,075	1,957	15,118	—	17,075
Loans receivable held for sale	19,481	—	—	19,679	19,679
Loans receivable held for investment	276,643	—	—	277,000	277,000
Federal Home Loan Bank stock	4,254	—	—	—	N/A
Accrued interest receivable	1,216	—	45	1,171	1,216
Financial Liabilities:
Deposits	$217,867	$—	$210,181	$—	$210,181
Federal Home Loan Bank advances	86,000	—	88,246	—	88,246
Junior subordinated debentures	5,100	—	—	2,034	2,034

		Fair Value Measurements at December 31, 2013
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,196	$58,196	$—	$—	$58,196
Securities available-for-sale	9,397	—	9,397	—	9,397
Loans receivable held for investment	247,847	—	—	248,167	248,167
Federal Home Loan Bank stock	3,737	—	—	—	N/A
Accrued interest receivable	1,107	—	27	1,080	1,107
Financial Liabilities:
Deposits	$214,405	$—	$209,656	$—	$209,656
Federal Home Loan Bank advances	79,500	—	82,840	—	82,840
Junior subordinated debentures	6,000	—	—	2,167	2,167
Senior debt	2,923	—	—	1,429	1,429

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)
Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

(b)
Loans receivable held for sale

The fair value of loans receivable held for sale is estimated based upon binding contracts and quotes from third party investors or appraisal reports adjusted by sales commission assumptions resulting in a Level 3 classification.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

(c)
Loans receivable held for investment

Fair values of loans, excluding loans receivable held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(h)
Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate their fair value and are classified the same as the related asset.

Note 8—Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2014	2013
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,231	3,126
Furniture, fixtures and equipment	1,655	2,140

	5,458	5,838
Less accumulated depreciation	(2,761)	(3,113)

Office properties and equipment, net	$2,697	$2,725

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Depreciation expense was $241 thousand and $214 thousand for 2014 and 2013.

At December 31, 2014, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $478 thousand for 2014 and $458 thousand for 2013.

Rent commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2015	$386	$39	$425
2016	404	35	439
2017	416	34	450
2018	467	17	484
2019	481	—	481
Thereafter	661	—	661

Total	$2,815	$125	$2,940

Note 9—Deposits

Deposits are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
NOW account and other demand deposits	$8,576	$12,006
Non-interest bearing demand deposits	20,937	18,951
Money market deposits	16,266	15,494
Passbook	36,970	37,900
Certificates of deposit	135,118	130,054

Total	$217,867	$214,405

There were no brokered deposits at December 31, 2014. Brokered deposits totaled $1.5 million at December 31, 2013.

Certificates of deposit of $250 thousand or more were $26.1 million and $23.7 million at year end 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2015	$99,411
2016	22,684
2017	10,434
2018	1,207
2019	1,221
Thereafter	161

$135,118

Deposits from principal officers, directors, and their affiliates totaled $1.7 million and $2.0 million at year-end 2014 and 2013.

Note 10—Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

Amount
(In thousands)
December 31, 2014
Maturities January 2015 to February 2019, fixed rates at rates from 0.27% to 3.95%, averaging 2.31%	$86,000

December 31, 2013
Maturities October 2014 to December 2017, fixed rates at rates from 0.54% to 4.70%, averaging 2.49%	$79,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $193.6 million of first mortgage loans at year-end 2014 and $159.6 million of first mortgage loans and $8.1 million of residential mortgage-backed securities at year-end 2013 under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of $100.0 million, the Company is eligible to borrow up to an additional $14.0 million at year-end 2014.

Required payments over the next five years are as follows:

Amount
(In thousands)
2015	$35,000
2016	7,000
2017	36,000
2018	—
2019	8,000

$86,000

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 11—Junior Subordinated Debentures and Senior Debt

On March 17, 2004, the Company issued $6.0 million of Debentures in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.78% at December 31, 2014. The Company stopped paying interest on the Debentures in September 2010 and was not able to pay the principal or accrued interest on the Debentures at their March 17, 2014 maturity date. Under the Cease and Desist Order applicable to the Company, the Company is not permitted to make payments on its debt without prior notice to and receipt of written notice of non-objection from the FRB. In addition, under the terms of the Debentures, the Company is not allowed to make payments on the Debentures if the Company is in default on any of its senior indebtedness, which term includes the senior debt described below. As described in Note 2, the Company completed the modification of the Debentures and related transactions on October 16, 2014, on which date the Company concurrently consummated private placements of 8,829,549 shares of common stock, including 6,973,320 shares of non-voting common stock, for gross proceeds of $9.7 million, made payments of $900 thousand of principal and approximately $805 thousand of accrued interest on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof and repaid the outstanding defaulted senior debt of $2.4 million, together with all accrued interest thereon. The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

As described in Note 2, on August 22, 2013, the Company completed the Recapitalization, pursuant to which the Company exchanged shares of common stock in settlement of $2.6 million of the principal amount of its $5.0 million senior debt, and modified the terms for the remaining $2.4 million principal amount of the senior debt to include, among others items, an extension of the maturity of the senior debt to February 22, 2019, and elimination of the default rate. In addition, the interest rate on the remaining loan was increased to the Wall Street Journal Prime Rate plus 2%, with a floor (minimum) rate of 6%, from the original loan interest rate of the Wall Street Journal Prime Rate plus 1%, with a floor rate of 6%. The repayment schedule specified six quarterly payments of interest only beginning three months following the closing of the Recapitalization, followed by 48 monthly payments of principal and interest on the loan beginning 19 months after the closing of the Recapitalization; provided, that each payment on the loan must receive prior approval from the FRB. The Company obtained approval from the FRB and paid the interest payments due in November 2013, February 2014, May 2014 and August 2014. In October 2014, the Company repaid the full amount of the outstanding senior debt and related accrued interest using proceeds from the private placement described above.

Note 12—Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $105 thousand and $84 thousand for 2014 and 2013.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

ESOP Plan

Employees participate in an Employee Stock Ownership Plan ("ESOP") after attaining certain age and service requirements. Upon termination of their employment with the Bank, participants will receive shares in accordance with their vested balance. Vesting occurs over seven years. The number of shares held by the ESOP and allocated to participants were 360,235 at December 31, 2014 and 87,505 at December 31, 2013. There were no shares unallocated as of December 31, 2014 and 2013. Dividends on allocated shares increase participant accounts. Compensation expense related to the ESOP was $69 thousand for 2014 and $49 thousand for 2013.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its former Chief Executive Officer ("Former CEO") whereby a stipulated amount will be paid to the Former CEO over a period of 15 years beginning on his retirement date in May 2013. Pursuant to the Order applicable to the Company, the Company is not permitted to make payments under this deferred compensation agreement. The amount accrued under this agreement was $1.0 million at December 31, 2014 and $992 thousand at December 31, 2013, and was accrued over the period of the Former CEO's active employment. Compensation expense was $58 thousand for 2014 and $71 thousand for 2013.

Note 13—Income Taxes

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

Income tax expense (benefit) was as follows:

	2014	2013
	(In thousands)
Current
Federal	$—	$—
State	3	4
Deferred
Federal	530	(286)
State	324	(267)
Change in valuation allowance	(854)	553

Total	$3	$4

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2014	2013
	(In thousands)
Federal statutory rate times financial statement net income (loss)	$861	$(101)
Effect of:
State taxes, net of federal benefit	183	(19)
Enterprise zone net interest deduction	—	(285)
Earnings from bank owned life insurance	(27)	(28)
Low income housing credits	(212)	(211)
Change in valuation allowance	(854)	553
Other, net	52	95

Total	$3	$4

Year-end deferred tax assets and liabilities were due to the following:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,833	$3,040
Accrued liabilities	286	120
State income taxes	44	42
Deferred compensation	513	407
Stock compensation	275	270
Real estate owned	—	157
Net operating loss carryforward	7,341	6,752
Non-accrual loan interest	58	485
Basis difference on fixed assets	—	109
Partnership investment	60	27
General business credit	938	725
Alternative minimum tax credit	113	113
Other	33	28

Total deferred tax assets	11,494	12,275

Deferred tax liabilities:
Deferred loan fees/costs	(1,633)	(1,699)
Real estate owned	(86)	—
Basis difference on fixed assets	(80)	—
Net unrealized appreciation on available-for-sale securities	(222)	(198)
FHLB stock dividends	(574)	(574)
Mortgage servicing rights	(26)	(50)
Prepaid expenses	(67)	(69)

Total deferred tax liabilities	(2,688)	(2,590)
Valuation allowance	(8,806)	(9,685)

Net deferred tax assets	$—	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.8 million was required as of December 31, 2014, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.7 million and $0 net deferred tax assets as of December 31, 2013.

As of December 31, 2014, the Company had federal net operating loss carryforwards of $14.8 million, expiring beginning in 2032 through 2034 and California net operating loss carryforwards of $32.1 million, expiring beginning in 2030 through 2034. The Company also had federal general business credits of $938 thousand, expiring beginning in 2031 through 2034, and alternative minimum tax credit carryforwards of $113 thousand, which can be carried forward indefinitely.

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $1.0 million at year end 2014 and 2013. If the Bank were liquidated, or otherwise ceases to be a bank, the $3.0 million tax bad debt reserve may need to be recaptured into taxable income and income tax expense would need to be provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$488	$431
Additions based on tax positions related to the current year	—	86
Additions for tax positions of prior year	—	—
Reductions for tax positions of prior years	(13)	(29)
Settlements	—	—

Balance at end of year	$475	$488

The $475 thousand balance at December 31, 2014 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Prior to 2013, the Company recognized interest and/or penalties related to income tax matters in income tax expense. Beginning in 2013, interest related to income tax matters is recorded as interest expense. During 2014 and 2013, $3 thousand was accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2011 through 2014 remain open for the assessment of Federal income tax. California tax years 2009 through 2014 remain open for the assessment of California income tax. The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2010 tax year and California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The IRS and FTB have issued and the Company has responded to the standard Information Documentation Requests.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 14—Stock-Based Compensation

In 2008, the Company adopted the 2008 Long-Term Incentive Plan ("2008 LTIP"), which was approved by the Company's stockholders. The 2008 LTIP replaced the Company's 1996 Long-Term Incentive Plan ("1996 LTIP") and 1996 Stock Option Plan ("Stock Option Plan"), which have expired and are no longer effective except as to outstanding awards. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company's directors, certain officers, employees and consultants for up to 2,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant and may have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.

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

There were no options granted during 2014 and 2013. The Company recorded $11 thousand and $45 thousand of stock-based compensation expense for 2014 and 2013, respectively.

A summary of the activity in the plans for the years ended December 31, 2014 and 2013 follow:

	2008 LTIP
	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2014	93,750	$4.94
Forfeited or expired during 2014	—	—

Outstanding at December 31, 2014	93,750	$4.94

Vested or expected to vest at December 31, 2014	93,750	$4.94

Exercisable at December 31, 2014	93,750	$4.94

	1996 and 2008 LTIP		Stock Option Plan		Total
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	173,750	$6.19	1,428	$10.49	175,178	$6.23
Forfeited or expired	(80,000)	7.65	(1,428)	10.49	(81,428)	7.70

Outstanding at December 31, 2013	93,750	$4.94	—	$—	93,750	$4.94

Vested or expected to vest	93,750	$4.94	—	$—	93,750	$4.94

Exercisable at December 31, 2013	78,750	$4.94	—	$—	78,750	$4.94

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

There were no options exercised during 2014 and 2013. As of December 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under the plan. Options outstanding and options exercisable had no intrinsic value and had a weighted average remaining contractual term of 4.1 years at December 31, 2014.

Note 15—Regulatory Capital Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the "Orders") by the Office of Thrift Supervision, which was the regulatory predecessor of the OCC. The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the FRB, which is now the federal regulator for savings and loan holding companies. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

Effective October 30, 2013, the Bank entered into a Consent Order with the OCC, which superseded the Order applicable to the Bank. The Bank's capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

As part of the Consent Order, the Bank is required to maintain a Tier 1 (Core) Capital to Adjusted Total Assets ratio of at least 9% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations.

The Bank met the minimum capital requirements under the Consent Order at December 31, 2014 and 2013. Actual and required capital amounts and ratios at December 31, 2014 and 2013, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tangible Capital to adjusted total assets	$39,773	11.34%	$5,260	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Total Capital to risk weighted assets	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%
December 31, 2013:
Tangible Capital to adjusted total assets	$34,035	10.24%	$4,986	1.50%	N/A	N/A
Tier 1(Core) Capital to adjusted total assets	$34,035	10.24%	$13,295	4.00%	$29,914	9.00%
Total Capital to risk weighted assets	$36,845	16.95%	$17,394	8.00%	$28,286	13.00%

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as "Basel III") as well as requirements contemplated by the Dodd-Frank Act.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Under the new capital rules, the Bank will be required to meet certain minimum capital requirements that differ from current capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk-weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income ("AOCI"), except to the extent that the Bank exercises a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Bank will also be required to establish a "conservation buffer," consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The prompt corrective action rules are modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the rules will be a 5.0% leverage ratio, a 6.5% common equity Tier 1 capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0%, and 8.0%, respectively.

The rules modify the manner in which certain capital elements are determined. The rules make changes to the methods of calculating the risk-weighting of certain assets, which in turn affects the calculation of the risk-weighted capital ratios. Higher risk weights are assigned to various categories of assets, including commercial real estate loans, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, securitization exposures, and in certain cases mortgage servicing rights and deferred tax assets.

The Bank is required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015. The conservation buffer will be phased-in beginning in 2016, and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2014	2013
	(In thousands)
Commitments to make loans	$1,000	$850
Unused lines of credit—variable rates	365	255

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2014, loan commitments consisted of one multi-family residential loan with an initial five year interest rate of 3.375%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 17—Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2014	2013
	(In thousands)
Assets
Cash and cash equivalents	$2,880	$1,231
Investment in bank subsidiary	39,944	34,127
Other assets	—	2

Total assets	$42,824	$35,360

Liabilities and stockholders' equity
Senior debt	$—	$2,923
Junior subordinated debentures	5,100	6,000
Accrued expenses and other liabilities	466	847
Stockholders' equity	37,258	25,590

Total liabilities and stockholders' equity	$42,824	$35,360

Condensed Statements of Operations
Years ended December 31,

	2014	2013
	(In thousands)
Interest income	$—	$—
Interest expense	(180)	(557)
Gain on restructuring of debt	365	1,221
Other expense	(875)	(815)

Loss before income tax and undistributed subsidiary income (loss)	(690)	(151)
Income taxes expense	(2)	(2)
Equity in undistributed subsidiary income (loss)	3,221	(148)

Net income (loss)	$2,529	$(301)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Condensed Statements of Cash Flows
Years ended December 31,

	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$2,529	$(301)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed subsidiary (income) loss	(3,221)	148
Gain on restructuring of debt	(365)	(1,221)
Amortization of deferred gain on debt restructuring	(133)	(37)
Stock-based compensation—non-employee	25	—
Change in other assets	2	338
Change in accrued expenses and other liabilities	(381)	507

Net cash used in operating activities	(1,544)	(566)

Cash flows from investing activities
Investment in bank subsidiary	(2,500)	(1,200)

Net cash used in investing activities	(2,500)	(1,200)

Cash flows from financing activities
Reduction in amount due to bank subsidiary	—	(521)
Net proceeds from issuance of common stock and Recapitalization	9,018	3,398
Repayments on senior debt	(2,425)	—
Repayments on junior subordinated debentures	(900)	—

Net cash provided by financing activities	5,693	2,877

Net change in cash and cash equivalents	1,649	1,111
Beginning cash and cash equivalents	1,231	120

Ending cash and cash equivalents	$2,880	$1,231

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

Note 18—Earnings (Loss) Per Common Share

The factors used in the earnings (loss) per common share computation follow:

	2014	2013
	(Dollars in thousands, except share and per share)
Basic
Net income (loss)	$2,529	$(301)
Less: Preferred stock dividends and accretion	—	(779)

Income (loss) available to common stockholders	$2,529	$(1,080)

Weighted average common shares outstanding	22,103,488	8,511,610

Earnings (loss) per common share—basic	$0.11	$(0.13)

Diluted
Net income (loss)	$2,529	$(301)
Less: Preferred stock dividends and accretion	—	(779)

Income (loss) available to common stockholders	$2,529	$(1,080)

Weighted average common shares outstanding for basic earnings per common share	22,103,488	8,511,610
Add: dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	22,103,488	8,511,610

Earnings (loss) per common share—diluted	$0.11	$(0.13)

Stock options for 93,750 shares of common stock for the years December 31, 2014 and 2013 were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive.