Form 10-K/A
period 2014-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2015-04-30
CIK 1001171

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27464

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4547287 (IRS Employer Identification No.)
5055 Wilshire Boulevard Suite 500 Los Angeles, California (Address of principal executive offices)	90036 (Zip Code)

(323) 634-1700
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

EXPLANATORY NOTE

        This amendment is being filed to provide the information required by Part III of Form 10-K because the Company's proxy statement for the 2015 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company's 2014 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2014.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Board of Directors (the "Board") of the Company is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the shareholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified. One class of directors, consisting of Messrs. Wayne-Kent A. Bradshaw and Kellogg Chan has a term of office expiring at the 2015 Annual Meeting of Stockholders. Messrs. Bradshaw and Chan are expected to be nominated for election to serve for additional terms as directors at the Company's 2015 Annual Meeting of Stockholders.

        The following table sets forth the names of and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2014	Director Since	Term Expires	Positions Currently Held with the Company and the Bank
NOMINEES:
Wayne-Kent A. Bradshaw	67	2012	2015	President, Chief Executive Officer and Director
Kellogg Chan	75	1993	2015	Director
CONTINUING DIRECTORS:
Robert C. Davidson, Jr.	69	2003	2016	Director
A. Odell Maddox	68	1986	2014	Director
Daniel A. Medina	57	1997	2014	Director
Virgil Roberts	67	2002	2014	Director and Chairman of the Board

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

        Mr. Bradshaw has over 45 years of experience in financial management and banking. Mr. Bradshaw has the proven ability to plan and implement programs which optimize opportunities to accelerate profitable growth in highly competitive environments. He has extensive experience in community banking, commercial banking and as a bank regulator.

        Kellogg Chan served as the Chairman and Chief Executive Officer of Universal Bank, f.s.b from 1994 to 1995 and President and Chief Executive Officer of East-West Federal Savings and Loan Association from 1976 to 1992. Mr. Chan is retired.

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

Continuing Directors

        Robert C. Davidson, Jr. is the retired Chairman and Chief Executive Officer of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, which became one of the leading African American-owned manufacturing companies in California. Previously, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently serves on the boards of Morehouse College (Chairman), Art Center College of Design (Chairman), Jacobs Engineering Group, Inc. (a publicly traded professional service company), Cedars-Sinai Medical Center and the University Of Chicago Graduate School Of Business Advisory Council.

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

Name	Age(1)	Principal Occupation during the Past Five Years
Brenda Battey	57	Senior Vice President and Chief Financial Officer of the Company since June 2013 and the Bank since April 2013. Senior Vice President and Senior Controller of Bank of Manhattan from September 2011 to June 2012. Senior Vice President and Controller of Community Bank from February 2010 to September 2010. Senior Vice President and Controller of First Federal Bank of California from 1997 to 2009.
Norman Bellefeuille	62	Senior Vice President and Chief Loan Officer of the Bank since July 2012. Lending Division Manager of Luther Burbank Savings from 2005 to July 2012.
Ruth McCloud	67	Senior Vice President / Chief Retail Banking Officer of the Bank since July 2014. Senior Vice President / Divisional Sales Manager of OneWest Bank from January of 2010 to June 2014. Senior Vice President Sales Manager & Strategic Initiatives of First Federal Bank of California from January 2004 to December 2009.

(1)
As of December 31, 2014

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to report to the SEC their initial ownership of shares of the Company's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed in this Proxy Statement. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act. Based on our review of the reports under Section 16(a) that have been furnished to us, all such reports were filed on a timely basis during the last fiscal year, except for late filings of Form 3 on behalf of Ms. Ruth McCloud and Ms. Renata Simril.

Code of Ethics

        The Board has adopted a Code of Ethics (the "Code") for the Company's directors and executive officers. Our directors and executive officers are expected to adhere at all times to the Code. Stockholders may obtain a copy of the Code, free of charge, upon written request to: Broadway Financial Corporation, 5055 Wilshire Boulevard Suite 500, Los Angeles, California 90036, Attention: Brenda Battey.

Audit Committee

        The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee consists of Messrs Maddox (Chairman), Chan and Roberts. The Audit Committee is responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance. This committee is also responsible for the engagement and oversight of the Company's independent auditors. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market listing standards. In addition, Mr. Chan meets the definition of "audit committee financial expert," as defined by the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Tables

        The Summary Compensation Table includes information concerning the compensation paid to or earned by each of the persons who were executive officers of the Company during its latest fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total ($)
Wayne-Kent A. Bradshaw	2014	$300,000	—	$23,987	$323,987
Chief Executive Officer	2013	$275,000	—	$22,652	$297,652
	2012	$272,292	—	$22,278	$294,570
Brenda J. Battey(4)	2014	$201,650	$35,490	$20,407	$257,547
Chief Financial Officer	2013	$96,057	—	$ 8,360	$104,417
Norman Bellefeuille(5)	2014	$212,550	$36,000	$20,922	$269,472
Chief Loan Officer	2013	$195,000	—	$17,045	$212,045
	2012	$93,125	—	$ 5,400	$98,525
Ruth McCloud(6) Chief Retail Banking Officer	2014	$90,692	$15,840	$ 5,400	$111,932

(1)
Includes amounts deferred and contributed to the 401(k) Plan by the named executive officer.

(2)
The amounts shown represent performance-based bonuses earned in 2014 but paid in 2015.

(3)
Includes amounts paid by the Company to the 401(k) account of the named executive officer, and estimated allocations under our Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and telephone allowances.

(4)
Ms. Brenda J. Battey commenced her employment as the Company's Chief Financial Officer in June 2013.

(5)
Mr. Norman Bellefeuille commenced his employment as the Bank's Chief Loan Officer in July 2012.

(6)
Ms. McCloud commenced her employment as the Bank's Chief Retail Banking Officer in July 2014.

        The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2014.

Outstanding Equity Awards at December 31, 2014

	Option Awards

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Option Exercise Price	Option Expiration Date

Wayne K. Bradshaw	75,000	$4.98	03/18/19

Director Compensation

        Members of the Board of Directors of Broadway Financial Corporation do not receive separate compensation for their service on the Board of Directors of Broadway Federal Bank.

        For the year ended December 31, 2014, each member of the Board of Directors of Broadway Financial Corporation received $1,000 per meeting for attending monthly board meetings and special meetings. The Chairman of the Board of Directors received an additional annual retainer of $10,000. Committee members received an additional annual retainer of $8,000. Committee Chairs received an additional annual retainer of $6,000, except for the Nominating Committee Chair who received an additional annual retainer of $4,000.

        The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total

Kellogg Chan	$29,500	—	$29,500

Robert C. Davidson	$37,000	—	$37,000

Paul C. Hudson(3)	$23,000	$26,790	$49,790

Javier León(4)	$21,000	—	$21,000

A. Odell Maddox	$32,500	—	$32,500

Daniel Medina	$32,500	—	$32,500

Virgil Roberts	$38,500	—	$38,500

Renata Simril(5)	$6,000	—	$6,000

(1)
Includes payments of annual retainer fees, fees paid to chairmen and members of Board committees, and meeting attendance fees.

(2)
Includes premiums paid for medical, dental and group term life insurance.

(3)
Mr. Hudson resigned from the Board effective February 1, 2015.

(4)
Mr. León resigned from the Board effective February 1, 2015.

(5)
Ms. Simril resigned from the Board effective October 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of March 31, 2015 concerning the shares of the Company's Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock, each director, each Named Executive Officer, and all current directors and executive officers as a group.

Beneficial Owner	Number of Shares of Voting Common Stock Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned (1)	Percent of Total Common Stock Outstanding (2)
United States Department of the Treasury	10,146,000	47.40%	—	34.89%
CJA Private Equity Financial Restructuring Master Fund I L.P.(3)	2,129,816	9.95%	6,169,320	28.54%
BBCN Bancorp, Inc.(4)	1,925,000	8.99%	—	6.62%
National Community Investment Fund(5)	1,048,000	4.90%	1,502,200	8.77%
Directors and Executive Officers:
Wayne-Kent A. Bradshaw(6)	105,966	0.49%	—	0.36%
Kellogg Chan(7)(8)	94,033	0.44%	—	0.32%
Robert C. Davidson, Jr.(7)(9)	119,425	0.56%	—	0.41%
A. Odell Maddox(7)(10)	38,250	0.18%	—	0.13%
Daniel A. Medina(7)(11)	51,999	0.24%	—	0.18%
Virgil Roberts(7)(12)	32,079	0.15%	—	0.11%
Brenda J. Battey(13)	25,213	0.12%	—	0.09%
Norman Bellefeuille(14)	56,724	0.27%	—	0.20%
All current directors and executive officers as a group (8 persons)	523,689	2.44%	—	1.80%

(1)
The non-voting common stock may be converted to common stock, only upon sale to third parties that are not affiliated with such holder.

(2)
Percentages are based on the total of voting and non-voting common stock held by the respective stockholders shown in the table.

(3)
Christopher J. Acito, managing member of Christopher J. Acito & Associates LLC, has sole investment and voting power with respect to these shares. Christopher J. Acito & Associates LLC is the managing member of CJA Private Equity Financial Restructuring GP I Ltd., which is the general partner of CJA Private Equity Financial Restructuring Master Fund I LP. The address for CJA is 654 Madison Avenue, Suite 601, New York, NY 10065. CJA is an affiliate of Gapstow Capital Partners located at 654 Madison Avenue, Suite 601, New York, NY 10065.

(4)
Includes holdings of BBCN Bancorp, Inc. and its subsidiary BBCN Bank. The address for BBCN Bancorp, Inc. is 3731 Wilshire Boulevard, Suite 1000, Los Angeles, CA 90010.

(5)
The address for National Community Investment Fund ("NCIF") is 135 South LaSalle, Suite 2040, Chicago, IL 60603.

(6)
Includes 11,735 allocated shares under the Employee Stock Ownership Plan ("ESOP"), and 75,000 shares subject to options granted under the Company's 2008 Long Term Incentive Plan (the "LTIP"), which options are all currently exercisable as of March 31, 2015.

(7)
Includes 3,125 shares subject to options granted under the LTIP, which options are all currently exercisable as of March 31, 2015.

(8)
Includes 50,000 shares held by the Kellogg & Bronwyn Chan Family Trust and 40,908 shares that are jointly owned with Mr. Chan's spouse, with whom Mr. Chan shares investment and voting power. Kellogg Chan and Bronwyn Chan share investment and voting power with respect to the shares held by the Kellogg & Bronwyn Chan Family Trust in their capacities as trustees of the trust.

(9)
Includes 90,909 shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982, and 25,391 shares that are jointly owned with Mr. Davidson's spouse, with whom Mr. Davidson shares investment and voting power. Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(10)
Includes 35,125 shares held jointly with spouse with whom voting and investment power are shared.

(11)
Includes 22,727 shares that are held by the Martin Medina Family Trust and 26,147 shares that are jointly owned with Mr. Medina's spouse, with whom Mr. Medina shares voting and investment power. Mr. Medina and his wife share investment and voting power with respect to the shares held by the Martin Medina Family Trust in their capacities as trustees of the trust.

(12)
Includes 28,954 shares held jointly with spouse with whom voting and investment power are shared.

(13)
Includes 213 allocated shares under the ESOP.

(14)
Includes 224 allocated shares under the ESOP and 56,500 shares held jointly with spouse with whom voting and investment power are shared.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Company's current loan policy provides that all loans made by the Company or its subsidiaries to its directors and executive officers must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2014, the Company did not have any loans to related parties or affiliates.

Director Independence

        We have adopted standards for director independence pursuant to the Nasdaq Stock Market listing standards. The Board has considered relationships, transactions and/or arrangements with each of its directors and has determined that all five of the Company's non-employee directors are "independent" under the applicable Nasdaq Stock Market listing standards and SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee approves each engagement before the Company's independent accountants are engaged to render non-audit services for the Company or the Bank. The Audit Committee also preapproved all of the audit and audit-related services provided by Moss Adams LLP for the second and third quarters of 2014 and for the year ended December 31, 2014 and by Crowe Horwath LLP for the first quarter of 2014 and for the year ended December 31, 2013. The following table sets forth the aggregate fees billed to us by Moss Adams LLP and Crowe Horwath LLP for the years indicated.

	2014	2013
	(In thousands)
Audit fees(1)	$200	$192
Audit-related fees(2)	7	16

Total fees	$207	$208

(1)
Aggregate fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements included in the Company's Annual Report on Form 10-K and for the reviews of the Company's consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2)
Consultation fees billed for professional services rendered for the review of the Recapitalization transactions described elsewhere in this annual report and the Registration Statement on Form S-1 filed with the SEC by the Company relating to possible resales of common stock received by certain investors in the Recapitalization.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b).	List of Exhibits
Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION
By:	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer
Date:	April 30, 2015