Form 10-Q
period 2015-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2015-05-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$4,819	$5,740
Federal funds	23,730	15,050
Cash and cash equivalents	28,549	20,790
Securities available-for-sale, at fair value	16,486	17,075
Loans receivable held for sale, at lower of cost or fair value	19,813	19,481
Loans receivable held for investment, net of allowance of $7,671 and $8,465	272,514	276,643
Accrued interest receivable	1,172	1,216
Federal Home Loan Bank (FHLB) stock	3,972	4,254
Office properties and equipment, net	2,652	2,697
Real estate owned (REO)	2,479	2,082
Bank owned life insurance	2,836	2,821
Investment in affordable housing limited partnership	1,069	1,117
Other assets	2,497	2,687
Total assets	$354,039	$350,863

Liabilities and stockholders’ equity

Liabilities:
Deposits	$222,092	$217,867
FHLB advances	84,500	86,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	660	1,081
Accrued expenses and other liabilities	3,074	3,557
Total liabilities	315,426	313,605

Stockholders’ Equity:
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2015 and December 31, 2014; issued 21,509,179 shares at March 31, 2015 and December 31, 2014; outstanding 21,405,188 shares at March 31, 2015 and December 31, 2014	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding 7,671,520 shares at March 31, 2015 and December 31, 2014	77	77
Additional paid-in capital	44,669	44,669
Accumulated deficit	(5,241)	(6,539)
Accumulated other comprehensive income	222	165
Treasury stock-at cost, 103,991 shares at March 31, 2015 and December 31, 2014	(1,329)	(1,329)
Total stockholders’ equity	38,613	37,258
Total liabilities and stockholders’ equity	$354,039	$350,863

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,724	$3,626
Interest on mortgage-backed and other securities	94	64
Other interest income	87	106
Total interest income	3,905	3,796

Interest expense:
Interest on deposits	415	461
Interest on borrowings	531	537
Total interest expense	946	998

Net interest income before recapture of loan losses	2,959	2,798
Recapture of loan losses	750	1,082
Net interest income after recapture of loan losses	3,709	3,880

Non-interest income:
Service charges	106	118
Net gain on sale of loans	134	-
Net gain (loss) on sale of REOs	8	(7)
CDFI grant	355	200
Other	34	18
Total non-interest income	637	329

Non-interest expense:
Compensation and benefits	1,768	1,588
Occupancy expense, net	299	284
Information services	217	219
Professional services	270	424
Office services and supplies	81	102
FDIC assessments	80	174
REO expenses	30	44
Corporate insurance	94	112
Amortization of investment in affordable housing limited partnership	48	48
Other	159	222
Total non-interest expense	3,046	3,217

Income before income taxes	1,300	992
Income tax expense	2	3
Net income	$1,298	$989

Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale	$57	$(21)
Income tax effect	-	-
Other comprehensive income (loss), net of tax	57	(21)

Comprehensive income	$1,355	$968

Earnings per common share-basic	$0.04	$0.05
Earnings per common share-diluted	$0.04	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$ 1,298	$ 989
Adjustments to reconcile net income to net cash used in operating activities:
Recapture of loan losses	(750)	(1,082)
Depreciation	59	55
Net amortization of deferred loan origination costs	91	34
Net amortization of premiums on mortgage-backed securities	16	5
Amortization of investment in affordable housing limited partnership	48	48
Stock-based compensation expense	-	11
Earnings on bank owned life insurance	(15)	(16)
Originations of loans receivable held for sale	(12,562)	-
Net gain on sale of loans	(134)	-
Net (gain) loss on sale of REO	(8)	7
Amortization of deferred gain on debt restructuring	-	(38)
Net change in accrued interest receivable	44	(42)
Net change in other assets	190	(703)
Net change in advance payments by borrowers for taxes and insurance	(421)	(397)
Net change in accrued expenses and other liabilities	(483)	295
Net cash used in operating activities	(12,627)	(834)

Cash flows from investing activities:
Net change in loans receivable held for investment	3,945	(2,630)
Proceeds from sales of loans receivable held for sale	12,292	-
Principal repayments on loans receivable held for sale	72	-
Available-for-sale securities:
Maturities, prepayments and calls	630	468
Purchases	-	(3,970)
Proceeds from sales of REO	454	1,166
Redemption of FHLB stock	470	-
Purchase of FHLB stock	(188)	-
Additions to office properties and equipment	(14)	(172)
Net cash provided by (used in) investing activities	17,661	(5,138)

Cash flows from financing activities:
Net change in deposits	4,225	(4,734)
Proceeds from FHLB advances	-	8,000
Repayments on FHLB advances	(1,500)	(8,000)
Net cash provided by (used in) financing activities	2,725	(4,734)

Net change in cash and cash equivalents	7,759	(10,706)
Cash and cash equivalents at beginning of the period	20,790	58,196
Cash and cash equivalents at end of the period	$ 28,549	$ 47,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 972	$ 984
Cash paid for income taxes	-	-

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$ 843	$ 1,571
Payable for purchases of securities	-	6,493

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or loss or stockholders’ equity.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  ASU 2014-15 incorporates into U.S. GAAP a requirement that management complete a going concern evaluation similar to that performed by an entity’s external auditor.  Under the new guidance, management will be required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements.  Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”.  ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations.  ASU 2015-01 is effective for annual periods ending after December 15, 2015, and interim periods thereafter.  Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  Under ASU 2015-03, the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual periods ending after December 15, 2015, and interim periods thereafter.  Early adoption is permitted.  Retrospective adoption is required.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (2) – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share of common stock is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period, increased for the dilutive effect of common stock equivalents.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except share and per share)
Basic
Net income	$1,298	$989

Weighted average common shares outstanding	29,076,708	20,224,684

Earnings per common share - basic	$0.04	$0.05

Diluted
Net income	$1,298	$989

Weighted average common shares outstanding	29,076,708	20,224,684
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares - fully dilutive	29,076,708	20,224,684

Earnings per common share - diluted	$0.04	$0.05

Stock options for 93,750 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2015 and 2014 because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015:
Residential mortgage-backed	$13,929	$574	$-	$14,503
U.S. Government and federal agency	1,935	48	-	1,983
Total available-for-sale securities	$15,864	$622	$-	$16,486
December 31, 2014:
Residential mortgage-backed	$14,578	$540	$-	$15,118
U.S. Government and federal agency	1,932	25	-	1,957
Total available-for-sale securities	$16,510	$565	$-	$17,075

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

At March 31, 2015, the Bank’s investment portfolio had an estimated remaining life of 4.1 years.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity at March 31, 2015.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,935	1,983
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	13,929	14,503
Total	$15,864	$16,486

At March 31, 2015 and December 31, 2014, securities pledged to secure public deposits had a carrying amount of $1.2 million.  At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2015 and 2014.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2015 and December 31, 2014 totaled $19.8 million and $19.5 million, respectively, and consisted of multi-family loans.  During the three months ended March 31, 2015, multi-family loans originated for sale totaled $12.6 million and sales of multi-family loans totaled $12.3 million.

NOTE (5) – Loans Receivable Held for Investment

Loans at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate:
Single family	$35,866	$40,055
Multi-family	180,430	173,550
Commercial real estate	13,718	16,719
Church	49,545	54,127
Construction	376	387
Commercial – other	239	261
Consumer	11	9
Gross loans receivable	280,185	285,108
Allowance for loan losses	(7,671)	(8,465)
Loans receivable, net	$272,514	$276,643

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(10)	15	(60)	(689)	(3)	(1)	(2)	(750)
Recoveries	-	-	-	6	-	-	-	6
Loans charged off	-	-	-	(50)	-	-	-	(50)
Ending balance	$1,164	$2,741	$436	$3,314	$4	$11	$1	$7,671

	Three Months Ended March 31, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	(55)	381	(252)	(55)	-	(1,099)	(2)	(1,082)
Recoveries	2	-	-	156	-	1,082	-	1,240
Loans charged off	(3)	-	(9)	(183)	-	(18)	-	(213)
Ending balance	$1,874	$2,107	$1,212	$4,867	$7	$20	$4	$10,091

The following tables present the balance in the allowance for loan losses and the recorded investment by loan type and based on impairment method as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$140	$85	$112	$1,198	$-	$9	$-	$1,544
Collectively evaluated for impairment	1,024	2,656	324	2,116	4	2	1	6,127
Total ending allowance balance	$1,164	$2,741	$436	$3,314	$4	$11	$1	$7,671
Loans:
Loans individually evaluated for impairment	$1,377	$2,720	$3,161	$13,537	$-	$89	$-	$20,884
Loans collectively evaluated for impairment	34,489	177,710	10,557	36,008	376	150	11	259,301
Total ending loans balance	$35,866	$180,430	$13,718	$49,545	$376	$239	$11	$280,185

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$132	$115	$161	$1,088	$-	$10	$-	$1,506
Collectively evaluated for impairment	1,042	2,611	335	2,959	7	2	3	6,959
Total ending allowance balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Loans:
Loans individually evaluated for impairment	$1,414	$2,765	$4,636	$14,602	$-	$102	$-	$23,519
Loans collectively evaluated for impairment	38,641	170,785	12,083	39,525	387	159	9	261,589
Total ending loans balance	$40,055	$173,550	$16,719	$54,127	$387	$261	$9	$285,108

The following table presents information related to loans individually evaluated for impairment by loan type as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$1,442	$703	$-	$1,448	$736	$-
Multi-family	1,769	1,580	-	1,384	1,263	-
Commercial real estate	4,827	1,123	-	4,836	1,174	-
Church	5,956	4,076	-	6,234	4,350	-
Commercial - other	21	21	-	34	34	-
With an allowance recorded:
Single family	674	674	140	678	678	132
Multi-family	1,140	1,140	85	1,541	1,502	115
Commercial real estate	2,048	2,038	112	3,473	3,462	161
Church	9,842	9,461	1,198	10,751	10,252	1,088
Commercial -other	68	68	9	68	68	10
Total	$27,787	$20,884	$1,544	$30,447	$23,519	$1,506

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,382	$7	$3,000	$17
Multi-family	2,740	16	3,861	23
Commercial real estate	4,264	106	4,881	93
Church	14,603	142	19,719	141
Commercial -other	95	2	144	3
Total	$23,084	$273	$31,605	$277

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $284 thousand and $493 thousand for the three months ended March 31, 2015 and 2014, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by loan type:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$35,866
Multi-family	-	-	-	-	180,430
Commercial real estate	-	-	-	-	13,718
Church	-	-	258	258	49,287
Construction	-	-	-	-	376
Commercial - other	21	-	-	21	218
Consumer	-	-	-	-	11
Total	$21	$-	$258	$279	$279,906

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$40,055
Multi-family	455	-	-	455	173,095
Commercial real estate	856	-	-	856	15,863
Church	-	180	987	1,167	52,960
Construction	-	-	-	-	387
Commercial - other	34	-	-	34	227
Consumer	-	-	-	-	9
Total	$1,345	$180	$987	$2,512	$282,596

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the recorded investment in non-accrual loans by loan type as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Loans receivable held for investment:
Single family	$703	$736
Multi-family	1,580	1,618
Commercial real estate	1,123	1,174
Church	4,217	5,232
Commercial - other	89	102
Total non-accrual loans	$7,712	$8,862

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2015 or December 31, 2014.

Troubled Debt Restructurings

At March 31, 2015, loans classified as troubled debt restructurings (“TDRs”) totaled $18.4 million, of which $5.2 million were included in non-accrual loans and $13.2 million were on accrual status.  At December 31, 2014, loans classified as TDRs totaled $20.2 million, of which $5.5 million were included in non-accrual loans and $14.7 million were on accrual status.  The Company has allocated $1.5 million and $1.3 million of specific reserves for accruing TDRs as of March 31, 2015 and December 31, 2014, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2015 and December 31, 2014, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2015 and 2014.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein.  The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

•                  Watch.  Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors.  Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists but correction is anticipated within an acceptable time frame.

•                  Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk category of loans by loan type as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$31,711	$-	$3,448	$707	$-	$-
Multi-family	177,266	-	969	2,195	-	-
Commercial real estate	10,274	-	283	3,161	-	-
Church	38,138	786	1,449	9,172	-	-
Construction	376	-	-	-	-	-
Commercial - other	150	-	-	89	-	-
Consumer	11	-	-	-	-	-
Total	$257,926	$786	$6,149	$15,324	$-	$-

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$35,850	$-	$3,465	$740	$-	$-
Multi-family	170,700	-	613	2,237	-	-
Commercial real estate	13,218	-	284	3,217	-	-
Church	41,716	-	2,202	10,209	-	-
Construction	387	-	-	-	-	-
Commercial - other	159	-	-	102	-	-
Consumer	9	-	-	-	-	-
Total	$262,039	$-	$6,564	$16,505	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.81% at March 31, 2015.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

The Company’s loans receivable held for sale are carried at the lower of cost or fair value. The fair value of loans receivable held for sale is determined by pricing for comparable assets or by outstanding commitments from third party investors, resulting in a Level 2 classification.

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

Assets acquired through or by transfer in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated every nine months.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$14,503	$-	$14,503
Securities available-for-sale - U.S. Government and federal agency	1,983	-	-	1,983

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$15,118	$-	$15,118
Securities available-for-sale - U.S. Government and federal agency	1,957	-	-	1,957

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2015 and 2014.

Assets Measured on a Non-Recurring Basis

Assets are considered to be reflected at fair value on a non-recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet.  Generally, a non-recurring valuation is the result of the application of other accounting pronouncements that require assets to be assessed for impairment or recorded at the lower of cost or fair value.

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy, except for loans receivable held for sale which is a Level 2 classification.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	March 31, 2015	December 31, 2014
	(In thousands)
Assets:
Loans receivable held for sale:
Multi-family	$19,982	$19,679
Impaired loans carried at fair value of collateral:
Single family	521	549
Multi-family	-	323
Commercial real estate	1,126	1,177
Church	2,874	3,779
Real estate owned:
Church	2,479	2,082

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$521	Sales comparison approach	Adjustment for differences between the comparable sales	-9% to -3% (-6%)

Impaired loans – commercial real estate	1,126	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)
		Income approach	Capitalization rate	4.75% to 7.25% (6.57%)

Impaired loans – church	2,874	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 18% (5%)

Real estate owned – church	2,479	Sales comparison approach	Adjustment for differences between the comparable sales	-2% to -1% (-1%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$549	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 9% (-4%)

Impaired loans – multi-family	323	Sales comparison approach	Adjustment for differences between the comparable sales	-18%

		Income approach	Capitalization rate	7%

Impaired loans – commercial real estate	1,177	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)

		Income approach	Capitalization rate	5% to 7.25% (6.64%)

Impaired loans – church	3,779	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 18% (5%)

		Income approach	Capitalization rate	6%

Real estate owned – church	2,082	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 2% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$28,549	$28,549	$-	$-	$28,549
Securities available-for-sale	16,486	1,983	14,503	-	16,486
Loans receivable held for sale	19,813	-	19,982	-	19,982
Loans receivable held for investment	272,514	-	-	272,864	272,864
Accrued interest receivable	1,172	12	37	1,123	1,172
Federal Home Loan Bank stock	3,972	-	-	-	N/A
Financial Liabilities:
Deposits	$222,092	$-	$215,316	$-	$215,316
Federal Home Loan Bank advances	84,500	-	86,817	-	86,817
Junior subordinated debentures	5,100	-	-	2,980	2,980
Accrued interest payable	42	-	36	6	42

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,790	$20,790	$-	$-	$20,790
Securities available-for-sale	17,075	1,957	15,118	-	17,075
Loans receivable held for sale	19,481	-	19,679	-	19,679
Loans receivable held for investment	276,643	-	-	277,000	277,000
Accrued interest receivable	1,216	6	39	1,171	1,216
Federal Home Loan Bank stock	4,254	-	-	-	N/A
Financial Liabilities:
Deposits	$217,867	$-	$210,181	$-	$210,181
Federal Home Loan Bank advances	86,000	-	88,246	-	88,246
Junior subordinated debentures	5,100	-	-	2,034	2,034
Accrued interest payable	69	-	39	30	69

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

(c) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest receivable/payable approximate their fair value and are classified the same as the related asset.

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

(g) Junior Subordinated Debentures

The fair values of the Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

NOTE (8) – Stock-based Compensation

In 2008, the Company adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by its stockholders.  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 2,000,000 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; the option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.

No options were granted during the three months ended March 31, 2015 and 2014.  The Company recorded no stock-based compensation expense during the three months ended March 31, 2015 and $11 thousand of stock-based compensation expense during the three months ended March 31, 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (9) – Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the “Orders”) by the Office of Thrift Supervision, which was succeeded by the Office of the Comptroller of the Currency (“OCC”).  The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the FRB, which is now the federal regulator for savings and loan holding companies.  In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.

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

As part of the Consent Order, the Bank is required to maintain a Tier 1 Leverage ratio (Tier 1 capital to adjusted total assets) of at least 9% and a Total Capital ratio (Total capital to risk-weighted assets) of at least 13%, both of which ratios are greater than the respective 4% and 8% levels for such ratios that are generally required under OCC regulations.

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amend the existing capital rules for banks.  These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Beginning in the first quarter of 2015, the Bank became subject to the Basel III capital requirements, including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.  The final rules revise the definition and calculation of Tier 1 capital, Total capital, and include a new Common Equity Tier 1 capital.

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, MSRs net of related taxes that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

The new capital rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 Leverage ratio of 4.0%.  A new capital conservation buffer is also established above the regulatory minimum capital requirements.  This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  An institution that does not meet the conservation buffer will be subject to restrictions on certain activities, including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The Bank met the minimum capital requirements under the Consent Order at March 31, 2015 and December 31, 2014.  Actual and required capital amounts and ratios at March 31, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015:
Tier 1 Leverage	$41,249	11.73%	$14,062	4.00%	$31,639	9.00%
Common Equity Tier 1	$41,249	17.20%	$10,794	4.50%	N/A	N/A
Tier 1	$41,249	17.20%	$14,392	6.00%	N/A	N/A
Total Capital	$44,305	18.47%	$19,190	8.00%	$31,182	13.00%

December 31, 2014:
Tier 1 Leverage	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

NOTE (10) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.3 million was required as of March 31, 2015, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $8.8 million and $0 net deferred tax assets as of December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Total assets increased by $3.2 million during the three months ended March 31, 2015, primarily reflecting an increase of $7.8 million in cash and cash equivalents, a decrease of $4.1 million in net loans held for investment and a decrease of $589 thousand in our securities portfolio.

During the three months ended March 31, 2015, total deposits increased by $4.2 million and FHLB advances decreased by $1.5 million.

We recorded net income of $1.3 million for the first quarter of 2015, compared to net income of $989 thousand for the first quarter of 2014. Results during the first quarter of 2015 included a recapture of loan losses of $750 thousand and a grant of $355 thousand from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund, compared to the first quarter of 2014, in which we recorded a $1.1 million recapture of loan losses and a $200 thousand grant from CDFI. During the first quarter of 2015, we also generated higher net interest income before recapture of loan losses, higher net gain on sale of loans and lower non-interest expense compared to the same period in 2014.

We became subject to the Basel III capital requirements effective January 1, 2015. The Basel III capital rules include a new ratio of Common Equity Tier 1 capital to risk-weighted assets and increase the minimum capital requirements. A new capital conservation buffer is also established above the regulatory minimum capital requirements. The final rules also revise the definition and calculation of Tier 1 capital, Total capital and risk-weighted assets. The implementation of the Basel III capital requirements is transitional and phases in through the end of 2018. See “Regulatory Capital” for additional information.

Results of Operations

Net Income (Loss)

For the three months ended March 31, 2015, we recorded net income of $1.3 million, or $0.04 per diluted common share, compared to net income of $989 thousand, or $0.05 per diluted common share, for the three months ended March 31, 2014. The increase of $309 thousand in net income for the first quarter of 2015 was primarily due to an increase of $161 thousand in net interest income before recapture of loan losses, an increase of $293 thousand in non-interest income and a decrease of $186 thousand in non-interest expense. Offsetting most of these increases was a decrease of $332 thousand in the recapture of loan losses for the first quarter of 2015 compared to the first quarter of 2014.

Net Interest Income

For the first quarter of 2015, net interest income before recapture of loan losses totaled $3.0 million, up $161 thousand, or 6%, from $2.8 million of net interest income before recapture of loan losses for the first quarter of 2014. The increase of $161 thousand in net interest income primarily reflected an increase of $109 thousand in interest income and a decrease of $52 thousand in interest expense.

Total interest income increased $109 thousand, or 3%, to $3.9 million for the first quarter of 2015, from $3.8 million for the first quarter of 2014. The increase in interest income was primarily due to an increase of $98 thousand in interest income on loans, as a result of our strategy to grow interest-earning assets by originating multi-family loans. The average balance of loans receivable increased by $43.5 million to $302.4 million for the first quarter of 2015 from $258.9 million for the first quarter of 2014 and resulted in an increase of $567 thousand in interest income. Partially offsetting this increase was a decrease of $469 thousand in interest income as our average yield on loans decreased 67 basis points to 4.93% for the first quarter of 2015 from 5.60% for the first quarter of 2014. The lower average yield on loans for the first quarter of 2015 was primarily due to payoffs of loans which carried higher coupon rates than the average yield on total loans, and lower coupon rates on loan originations as a result of the low interest rate environment.

Total interest expense decreased $52 thousand, or 5%, to $946 thousand for the first quarter of 2015 from $998 thousand for the first quarter of 2014. Interest expense on deposits decreased $46 thousand primarily due to a decrease of 11 basis point in the cost of deposits, partially offset by an increase of $7.9 million in the average balance of deposits. The decrease in the average cost of deposits primarily resulted from the maturities of certificates of deposit bearing higher rates which reduced interest expense by $71 thousand. Partially offsetting this decrease was an increase of $27 thousand in interest expense resulting from an increase of $8.8 million in the average balance of certificates of deposit, primarily in QwickRate CDs. Interest expense on borrowings decreased $6 thousand, primarily reflecting a decrease of $12 thousand in interest expense on the Debentures as a result of the modification in 2014 and an increase of $6 thousand in interest expense on FHLB advances. The increase of $6 thousand in interest expense on FHLB advances was primarily due to an increase of $5.6 million in the average balance of FHLB advances, which increased interest expense by $34 thousand, and a decrease of 14 basis points in the average cost of FHLB advances, which decreased interest expense by $28 thousand.

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

	For the three months ended March 31,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$2,322	$2	0.34%	$3,066	$3	0.39%
Federal Funds sold and other short-term investments	19,894	11	0.22%	47,664	27	0.23%
Securities	16,291	94	2.31%	9,949	64	2.60%
Loans receivable (1)	302,421	3,724	4.93%	258,850	3,626	5.60%
FHLB stock	4,339	74	6.82%	3,737	76	8.13%
Total interest-earning assets	345,267	$3,905	4.52%	323,266	$3,796	4.70%
Non-interest-earning assets	6,608			7,630
Total assets	$351,875			$330,896
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$16,578	$16	0.39%	$15,987	$16	0.40%
Passbook deposits	36,800	29	0.32%	37,344	30	0.32%
NOW and other demand deposits	29,730	6	0.08%	30,658	7	0.09%
Certificate accounts	136,285	364	1.07%	127,522	408	1.28%
Total deposits	219,393	415	0.76%	211,511	461	0.87%
FHLB advances	85,111	496	2.33%	79,500	490	2.47%
Senior debt (2)	-	-	-	2,904	-	-
Junior subordinated debentures (3)	5,100	35	2.75%	6,000	47	3.13%
Total interest-bearing liabilities	309,604	$946	1.22%	299,915	$998	1.33%
Non-interest-bearing liabilities	4,609			5,075
Stockholders’ Equity	37,662			25,906
Total liabilities and stockholders’ equity	$351,875			$330,896
Net interest rate spread (4)		$2,959	3.30%		$2,798	3.37%
Net interest rate margin (5)			3.43%			3.46%

_____

(1)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans receivable held for sale.

(2)       No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% post modification. Paid off in October 2014.

(3)       2014 interest expense included compounding on past due interest. Interest on the Debentures was brought current in October 2014.

(4)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for (Recapture of) Loan Losses

For the first quarter of 2015, we booked a recapture of $750 thousand of previously recorded provisions for loan losses, compared to a recapture of $1.1 million for the first quarter of 2014. The recapture of loan losses during the first quarter of 2015 was primarily due to a decline in net charge-offs and overall historical loss factors and continued improvements in our asset quality. The recapture of loan losses during the first quarter of 2014 primarily reflected recoveries for loan losses of $1.1 million from the payoffs of two non-accrual loans which had been fully written off in late 2011.

Non-interest Income

Non-interest income for the first quarter of 2015 totaled $637 thousand, compared to $329 thousand for the first quarter of 2014. The increase of $308 thousand in non-interest income during the first quarter of 2015 was primarily due to a $134 thousand net gain on sales of loans and an increase of $155 thousand in the amount of the grant received from CDFI in the first quarter of 2015.

Non-interest Expense

Non-interest expense for the first quarter of 2015 totaled $3.0 million, compared to $3.2 million for the first quarter of 2014. The decrease of $171 thousand in non-interest expense during the first quarter of 2015 was primarily due to a decrease of $154 thousand in professional services expense, a decrease of $94 thousand in FDIC insurance expense, a decrease of $63 thousand in other expense, primarily appraisal expenses, a decrease of $21 thousand in office services and supplies expense and a decrease of $18 thousand in corporate insurance expense. Professional services expense decreased during the first quarter of 2015 as the first quarter of 2014 included $141 thousand of legal and consulting fees incurred in connection with the modification of the Debentures. Our FDIC insurance expense decreased as the Bank’s risk category improved from our most recent regulatory examination. These decreases in non-interest expense were partially offset by an increase of $180 thousand in compensation and benefits expense, primarily reflecting increased salary and bonus expenses.

Income Taxes

The Company’s income tax expense was $2 thousand for the three months ended March 31, 2015, and $3 thousand for the three months ended March 31, 2014. The tax expense for the first quarter of 2015 and 2014 primarily reflected the statutory minimum taxes paid to the state of California, and the use of tax carryforwards to offset current taxable income in the periods presented.

Financial Condition

Total Assets

Total assets were $354.0 million at March 31, 2015, which represented an increase of $3.2 million, or approximately 1%, from December 31, 2014. The increase of $3.2 million in total assets during the first quarter of 2015 was primarily due to an increase of $7.8 million in cash and cash equivalents, a decrease of $589 thousand in securities, a decrease of $332 thousand in loans receivable held for sale and a decrease of $4.1 million in net loans held for investment.

Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2015 consisted of multi-family loans and totaled $19.8 million, compared to $19.5 million at December 31, 2014. During the first quarter of 2015, we originated $12.6 million of multi-family loans in our held for sale portfolio. We did not originate any loans held for sale during 2014. We sold $12.3 million of loans during the first quarter of 2015 and recorded a net gain on sale of loans of $134 thousand.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $4.9 million to $280.2 million at March 31, 2015, from $285.1 million at December 31, 2014.  The decrease in our loan portfolio during the first quarter of 2015 primarily consisted of an increase of $6.9 million in our multi-family residential real estate loan portfolio, which was partially offset by a decrease of $4.2 million in our single family residential real estate loan portfolio, a decrease of $3.0 million in our commercial real estate loan portfolio and a decrease of $4.6 million in our church loan portfolio.

Loans originated for investment totaled $12.8 million for the three months ended March 31, 2015, compared to loans originated for investment of $16.7 million for the three months ended March 31, 2014.  Loan repayments for the three months ended March 31, 2015 totaled $16.8 million, compared to $13.1 million for the three months ended March 31, 2014.

Gross loan charge-offs during the first quarter of 2015 totaled $50 thousand, compared to gross loan charge-offs of $213 thousand during the first quarter of 2014.  Loans transferred to REO during the first quarter of 2015 totaled $843 thousand, compared to $1.6 million during the first quarter of 2014.

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

Our ALLL decreased by $794 thousand to $7.7 million, or 2.74% of our gross loans receivable held for investment, at March 31, 2015, from $8.5 million, or 2.97% of our gross loans receivable held for investment, at December 31, 2014, primarily reflecting $750 thousand of recapture of loan losses and $50 thousand of loan charge-offs.  We continue to maintain our allowance at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of March 31, 2015, we had total delinquencies of $279 thousand, compared to total delinquencies of $2.5 million at December 31, 2014.  Loan delinquencies decreased by $2.2 million during the first quarter of 2015 as $1.3 million of delinquent loans were brought current and $843 thousand were foreclosed and transferred to REO.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2015, NPLs totaled $7.7 million, compared to $8.9 million at December 31, 2014.  The decrease of $1.2 million in NPLs was primarily due to transfers to REO of $843 thousand, repayments of $242 thousand and charge-offs of $50 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2015, $7.4 million, or 96%, of our total NPLs of $7.7 million were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 99.47% at March 31, 2015 from 95.52% at December 31, 2014.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends.  Gross loan charge-offs during the first quarter of 2015 were $50 thousand compared to $213 thousand during the first quarter of 2014.  The charge-off during the first quarter of 2015 was related to impairment loss on a foreclosed church loan.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of March 31, 2015, we had written down 68% of our NPLs to estimated fair value less estimated selling costs.  The remaining 32% of our NPLs at March 31, 2015 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  As of March 31, 2015, the average loan to value on NPLs was 55%.

Recoveries during the first quarter of 2015 totaled $6 thousand compared to $1.2 million during the first quarter of 2014. Recoveries during the first quarter of 2014 were primarily due to payoffs of two non-accrual loans which had been fully written off in late 2011, resulting in recoveries of $1.1 million.

Impaired loans at March 31, 2015 were $20.9 million, compared to $23.5 million at December 31, 2014.  Specific reserves for impaired loans were $1.5 million, or 7.39% of the aggregate impaired loan amount at March 31, 2015, compared to $1.5 million, or 6.40%, at December 31, 2014.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 2.36% at March 31, 2015, compared to 2.66% at December 31, 2014.  The decrease in our coverage ratio reflected a decline in our historical loss factors and the continued improvements in our asset quality.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2015, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the first quarter of 2015, REO increased by $397 thousand to $2.5 million at March 31, 2015, from $2.1 million at December 31, 2014.  During the first quarter of 2015, two church loans totaling $843 thousand were foreclosed and the properties securing the loans were transferred to REO.  One REO property was sold during 2015 for net proceeds of $454 thousand million and a net gain of $14 thousand.  At March 31, 2014, the Bank’s REO consisted of three church buildings.

Deposits

Deposits totaled $222.1 million at March 31, 2015, up $4.2 million from December 31, 2014.  During the first quarter of 2015, certificates of deposit increased by $4.7 million and represented 63% of total deposits at March 31, 2015, compared to 62% of total deposits at December 31, 2014.  Core deposits (NOW, demand, money market and passbook accounts) decreased by $483 thousand during the first quarter of 2015 and represented 37% of total deposits at March 31, 2015, compared to 38% of total deposits at December 31, 2014.

Borrowings

At March 31, 2015, total borrowings consisted of advances to the Bank from the FHLB of $84.5 million and Debentures issued by the Company of $5.1 million.  At December 31, 2014, borrowings consisted of advances from the FHLB of $86.0 million and Debentures of $5.1 million.  During the first quarter of 2015, we repaid $1.5 million of FHLB advance with our excess liquidity.

Stockholders’ Equity

Stockholders’ equity was $38.6 million, or 10.91% of the Company’s total assets, at March 31, 2015, compared to $37.3 million, or 10.62% of the Company’s total assets, at December 31, 2014.  The increase in stockholders’ equity during the first quarter of 2015 was primarily due to net earnings for the quarter.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank, as of March 31, 2015, to borrow an additional $20.8 million.  Also, the Bank has received funds from investments made by the Company into the equity of the Bank, including the investments made as part of the recapitalization completed in August 2013 and the private placement transactions completed in October 2014.

The Bank’s primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at March 31, 2015 consisted of $28.5 million in cash and cash equivalents and $15.3 million in securities available-for-sale that were not pledged, compared to liquid assets of $20.8 million in cash and cash equivalents and $15.9 million in securities available-for-sale that were not pledged at December 31, 2014.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014.  The Company has not been able to obtain funds from the Bank since 2010 as the Order placed limitations on the Bank, including prohibition of the payment of dividends by the Bank without prior regulatory approval.

The Company recorded consolidated net cash outflows from operating activities of $12.6 million and $834 thousand during the three months ended March 31, 2015 and 2014, respectively.  Net cash outflows from operating activities during the first quarter of 2015 were primarily attributable to originations of loans held for sale.

The Company recorded consolidated net cash inflows from investing activities of $17.7 million during the three months ended March 31, 2015, compared to consolidated net cash outflows from investing activities of $5.1 million during the three months ended March 31, 2014.  Net cash inflows from investing activities during the first quarter of 2015 were primarily attributable to proceeds from sale of loans, principal repayments on loans and securities and proceeds from sale of REOs.

The Company recorded consolidated net cash inflows from financing activities of $2.7 million during the three months ended March 31, 2015, compared to consolidated net cash outflows of $4.7 million during the three months ended March 31, 2014.  Net cash inflows from financing activities during the first quarter of 2015 were primarily attributable to a net increase in deposits.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  We are not currently subject to separate holding company capital requirements, but by July 2015 the Dodd-Frank Act will, among other things, impose specific capital requirements on us as a savings and loan holding company as well.  These requirements must be no less than those to which federally insured depository institutions are currently subject.  The current regulatory capital requirements are described in Note 9 of the Notes to Consolidated Financial Statements and in “Regulatory Capital” below.

Regulatory Capital

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amend the existing capital rules for banks.  These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Beginning in the first quarter of 2015, we became subject to the Basel III capital requirements, including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.  The final rules also revise the definition and calculation of Tier 1 capital, Total capital, and include a new Common Equity Tier 1 capital.

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, MSRs net of related taxes that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

The new capital rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 Leverage ratio of 4.0%.  A new capital conservation buffer is also established above the regulatory minimum capital requirements.  This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  An institution that does not meet the conservation buffer will be subject to restrictions on certain activities, including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013.  The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier 1 Leverage ratio (Tier 1 capital to adjusted total assets) and 13% for Total Capital ratio (Total capital to risk-weighted assets).  The Bank was in compliance with all capital requirements in effect at March 31, 2015 and December 31, 2014.

Actual and required capital amounts and ratios at March 31, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015:
Tier 1 Leverage	$ 41,249	11.73%	$ 14,062	4.00%	$ 31,639	9.00%
Common Equity Tier 1	$ 41,249	17.20%	$ 10,794	4.50%	N/A	N/A
Tier 1	$ 41,249	17.20%	$ 14,392	6.00%	N/A	N/A
Total Capital	$ 44,305	18.47%	$ 19,190	8.00%	$ 31,182	13.00%

December 31, 2014:
Tier 1 Leverage	$ 39,773	11.34%	$ 14,028	4.00%	$ 31,562	9.00%
Tier 1	$ 39,773	16.41%	$ 9,695	4.00%	N/A	N/A
Total Capital	$ 42,870	17.69%	$ 19,390	8.00%	$ 31,508	13.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2015.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.  There were no significant changes during the quarter ended March 31, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 14, 2015	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer