Form 10-Q
period 2015-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2015-08-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 5, 2015, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$5,396	$5,740
Federal funds	46,265	15,050
Cash and cash equivalents	51,661	20,790
Securities available-for-sale, at fair value	15,647	17,075
Loans receivable held for sale, at lower of cost or fair value	81,985	19,481
Loans receivable held for investment, net of allowance of $6,923 and $8,465	195,154	276,643
Accrued interest receivable	1,050	1,216
Federal Home Loan Bank (FHLB) stock	2,915	4,254
Office properties and equipment, net	2,628	2,697
Real estate owned (REO)	2,178	2,082
Bank owned life insurance	2,851	2,821
Investment in affordable housing limited partnership	1,021	1,117
Other assets	2,129	2,687
Total assets	$359,219	$350,863

Liabilities and stockholders’ equity

Liabilities:
Deposits	$232,152	$217,867
FHLB advances	77,500	86,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,037	1,081
Accrued expenses and other liabilities	3,782	3,557
Total liabilities	319,571	313,605

Stockholders’ Equity:
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2015 and December 31, 2014; issued 21,509,179 shares at June 30, 2015 and December 31, 2014; outstanding 21,405,188 shares at June 30, 2015 and December 31, 2014	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding 7,671,520 shares at June 30, 2015 and December 31, 2014	77	77
Additional paid-in capital	44,669	44,669
Accumulated deficit	(4,088)	(6,539)
Accumulated other comprehensive income	104	165
Treasury stock-at cost, 103,991 shares at June 30, 2015 and December 31, 2014	(1,329)	(1,329)
Total stockholders’ equity	39,648	37,258
Total liabilities and stockholders’ equity	$359,219	$350,863

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,779	$3,689	$7,503	$7,315
Interest on mortgage-backed and other securities	90	104	184	168
Other interest income	243	82	330	188
Total interest income	4,112	3,875	8,017	7,671

Interest expense:
Interest on deposits	435	427	850	888
Interest on borrowings	536	533	1,067	1,070
Total interest expense	971	960	1,917	1,958

Net interest income before recapture of loan losses	3,141	2,915	6,100	5,713
Recapture of loan losses	750	500	1,500	1,582
Net interest income after recapture of loan losses	3,891	3,415	7,600	7,295

Non-interest income:
Service charges	102	113	208	230
Net gain on sale of loans	380	-	514	-
Net loss on sale of REOs	(14)	(47)	-	(50)
CDFI grant	-	-	355	200
Other	24	(2)	58	17
Total non-interest income	492	64	1,135	397

Non-interest expense:
Compensation and benefits	1,670	1,607	3,438	3,195
Occupancy expense, net	287	296	586	580
Information services	245	218	462	437
Professional services	208	239	478	663
Office services and supplies	79	94	160	196
FDIC assessments	95	176	175	350
REO	164	377	200	425
Corporate insurance	102	116	196	228
Other	374	297	581	567
Total non-interest expense	3,224	3,420	6,276	6,641

Income before income taxes	1,159	59	2,459	1,051
Income tax expense	6	-	8	3
Net income	$1,153	$59	$2,451	$1,048

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities available-for-sale	$(118)	$94	$(61)	$73
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	(118)	94	(61)	73

Comprehensive income	$1,035	$153	$2,390	$1,121

Earnings per common share-basic	$0.04	$0.00	$0.08	$0.05
Earnings per common share-diluted	$0.04	$0.00	$0.08	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$2,451	$1,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recapture of loan losses	(1,500)	(1,582)
Provision for losses on REOs	126	340
Depreciation	117	116
Net amortization of deferred loan origination costs	167	75
Net amortization of premiums on mortgage-backed securities	30	22
Amortization of investment in affordable housing limited partnership	96	96
Stock-based compensation expense	-	11
Earnings on bank owned life insurance	(30)	(33)
Originations of loans receivable held for sale	(31,479)	-
Proceeds from sales of loans receivable held for sale	14,781	-
Net gain on sale of loans	(514)	-
Net loss on sale of REOs	-	50
Amortization of deferred gain on debt restructuring	-	(74)
Stock-based compensation – non-employee	-	25
Net change in accrued interest receivable	166	(30)
Net change in other assets	558	56
Net change in advance payments by borrowers for taxes and insurance	(44)	38
Net change in accrued expenses and other liabilities	225	756
Net cash provided by (used in) operating activities	(14,850)	914

Cash flows from investing activities:
Net change in loans receivable held for investment	(8,204)	(17,459)
Proceeds from sales of loans receivable held for sale	44,725	-
Principal repayments on loans receivable held for sale	166	-
Available-for-sale securities:
Prepayments and amortizations	1,337	1,097
Purchases	-	(10,463)
Proceeds from sales of REO	621	2,219
Redemption of FHLB stock	1,527	-
Purchase of FHLB stock	(188)	-
Additions to office properties and equipment	(48)	(194)
Net cash provided by (used in) investing activities	39,936	(24,800)

Cash flows from financing activities:
Net change in deposits	14,285	326
Proceeds from FHLB advances	21,000	8,000
Repayments of FHLB advances	(29,500)	(8,000)
Net cash provided by financing activities	5,785	326

Net change in cash and cash equivalents	30,871	(23,560)
Cash and cash equivalents at beginning of the period	20,790	58,196
Cash and cash equivalents at end of the period	$51,661	$34,636

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,941	$1,906
Cash paid for income taxes	2	3

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$843	$1,845
Transfers of loans receivable held for investment to loans receivable held for sale	$90,183	$-
Issuance of common stock for services	$-	$25

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or loss or stockholders’ equity.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”.  ASU 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The provisions of ASU 2014-01 must be applied retrospectively to all periods presented.  Adopting this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share)
Basic
Net income	$1,153	$59	$2,451	$1,048

Weighted average common shares outstanding	29,076,708	20,243,948	29,076,708	20,234,368

Earnings per common share - basic	$0.04	$0.00	$0.08	$0.05

Diluted
Net income	$1,153	$59	$2,451	$1,048

Weighted average common shares outstanding	29,076,708	20,243,948	29,076,708	20,234,368
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	29,076,708	20,243,948	29,076,708	20,234,368

Earnings per common share - diluted	$0.04	$0.00	$0.08	$0.05

Stock options for 93,750 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015:
Residential mortgage-backed	$13,204	$470	$-	$13,674
U.S. Government and federal agency	1,939	34	-	1,973
Total available-for-sale securities	$15,143	$504	$-	$15,647
December 31, 2014:
Residential mortgage-backed	$14,578	$540	$-	$15,118
U.S. Government and federal agency	1,932	25	-	1,957
Total available-for-sale securities	$16,510	$565	$-	$17,075

At June 30, 2015, the Bank’s investment portfolio had an estimated remaining life of 4.6 years.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity at June 30, 2015.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,939	1,973
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	13,204	13,674
Total	$15,143	$15,647

At June 30, 2015 and December 31, 2014, securities pledged to secure public deposits had a carrying amount of $783 thousand and $1.2 million, respectively.  At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2015 and 2014.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2015 and December 31, 2014 totaled $82.0 million and $19.5 million, respectively, and consisted of multi-family loans.  During the three and six months ended June 30, 2015, multi-family loans originated for sale totaled $18.9 million and $31.5 million, respectively.  During the second quarter of 2015, in order to comply with regulatory loan concentration guidelines, the Bank transferred $90.2 million of performing multi-family loans from held for investment to held for sale.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

During the three and six months ended June 30, 2015, loan sales totaled $46.8 million and $59.0 million, respectively.

NOTE (5) – Loans Receivable Held for Investment

Loans at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Single family	$34,200	$39,792
Multi-family	103,947	171,792
Commercial real estate	12,979	16,722
Church	49,729	54,599
Construction	366	387
Commercial – other	252	262
Consumer	4	9
Gross loans receivable before deferred loan costs and premiums	201,477	283,563
Unamortized net deferred loan costs and premiums	600	1,545
Gross loans receivable	202,077	285,108
Allowance for loan losses	(6,923)	(8,465)
Loans receivable, net	$195,154	$276,643

The following tables present the activity in the allowance for loan losses by loan type for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,164	$2,741	$436	$3,314	$4	$11	$1	$7,671
Provision for (recapture of) loan losses	(11)	(896)	(32)	189	-	1	(1)	(750)
Recoveries	-	-	-	5	-	-	-	5
Loans charged off	(3)	-	-	-	-	-	-	(3)
Ending balance	$1,150	$1,845	$404	$3,508	$4	$12	$-	$6,923

	Six Months Ended June 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(21)	(881)	(92)	(500)	(3)	-	(3)	(1,500)
Recoveries	-	-	-	11	-	-	-	11
Loans charged off	(3)	-	-	(50)	-	-	-	(53)
Ending balance	$1,150	$1,845	$404	$3,508	$4	$12	$-	$6,923

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Three Months Ended June 30, 2014
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

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$138	$4	$95	$1,153	$-	$10	$-	$1,400
Collectively evaluated for impairment	1,012	1,841	309	2,355	4	2	-	5,523
Total ending allowance balance	$1,150	$1,845	$404	$3,508	$4	$12	$-	$6,923
Loans:
Loans individually evaluated for impairment	$1,337	$1,469	$2,788	$13,385	$-	$80	$-	$19,059
Loans collectively evaluated for impairment	33,085	103,344	10,200	35,847	366	172	4	183,018
Total ending loans balance	$34,422	$104,813	$12,988	$49,232	$366	$252	$4	$202,077

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

The following table presents information related to loans individually evaluated for impairment by loan type as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$1,432	$667	$-	$1,448	$736	$-
Multi-family	915	798	-	1,384	1,263	-
Commercial real estate	1,862	1,081	-	4,836	1,174	-
Church	5,929	3,984	-	6,234	4,350	-
Commercial - other	13	13	-	34	34	-
With an allowance recorded:
Single family	670	670	138	678	678	132
Multi-family	671	671	4	1,541	1,502	115
Commercial real estate	1,707	1,707	95	3,473	3,462	161
Church	9,790	9,401	1,153	10,751	10,252	1,088
Commercial -other	67	67	10	68	68	10
Total	$23,056	$19,059	$1,400	$30,447	$23,519	$1,506

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,346	$8	$1,364	$15
Multi-family	1,974	99	2,305	115
Commercial real estate	2,897	55	3,639	161
Church	13,695	144	14,191	286
Commercial -other	82	1	89	3
Total	$19,994	$307	$21,588	$580

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$2,930	$18	$2,977	$35
Multi-family	3,543	23	3,722	46
Commercial real estate	4,783	96	4,828	189
Church	17,110	192	18,557	333
Commercial -other	130	2	137	5
Total	$28,496	$331	$30,221	$608

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $166 thousand and $328 thousand for the three months ended June 30, 2015 and 2014, respectively, and $450 thousand and $821 thousand for the six months ended June 30, 2015 and 2014, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by loan type:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$82	$-	$-	$82	$34,340
Multi-family	341	-	457	798	104,015
Commercial real estate	-	-	-	-	12,988
Church	395	204	258	857	48,375
Construction	-	-	-	-	366
Commercial - other	-	-	-	-	252
Consumer	-	-	-	-	4
Total	$818	$204	$715	$1,737	$200,340

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$40,055
Multi-family	455	-	-	455	173,095
Commercial real estate	856	-	-	856	15,863
Church	-	180	987	1,167	52,960
Construction	-	-	-	-	387
Commercial - other	34	-	-	34	227
Consumer	-	-	-	-	9
Total	$1,345	$180	$987	$2,512	$282,596

The following table presents the recorded investment in non-accrual loans by loan type as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Loans receivable held for investment:
Single family	$667	$736
Multi-family	798	1,618
Commercial real estate	1,081	1,174
Church	4,109	5,232
Commercial - other	80	102
Total non-accrual loans	$6,735	$8,862

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2015 or December 31, 2014.

Troubled Debt Restructurings

At June 30, 2015, loans classified as troubled debt restructurings (“TDRs”) totaled $17.4 million, of which $5.1 million were included in non-accrual loans and $12.3 million were on accrual status.  At December 31, 2014, loans classified as TDRs totaled $20.2 million, of which $5.5 million were included in non-accrual loans and $14.7 million were on accrual status.  The Company has allocated $1.4 million and $1.3 million of specific reserves for accruing TDRs as of June 30, 2015 and December 31, 2014, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2015 and December 31, 2014, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three and six months ended June 30, 2015 and 2014.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk category of loans by loan type as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$30,320	$-	$3,431	$671	$-	$-
Multi-family	102,440	-	964	1,409	-	-
Commercial real estate	10,200	-	-	2,788	-	-
Church	37,964	782	1,443	9,043	-	-
Construction	366	-	-	-	-	-
Commercial - other	172	-	-	67	13	-
Consumer	4	-	-	-	-	-
Total	$181,466	$782	$5,838	$13,978	$13	$-

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$35,850	$-	$3,465	$740	$-	$-
Multi-family	170,700	-	613	2,237	-	-
Commercial real estate	13,218	-	284	3,217	-	-
Church	41,716	-	2,202	10,209	-	-
Construction	387	-	-	-	-	-
Commercial - other	159	-	-	102	-	-
Consumer	9	-	-	-	-	-
Total	$262,039	$-	$6,564	$16,505	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.82% at June 30, 2015.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$13,674	$-	$13,674
Securities available-for-sale - U.S. Government and federal agency	1,973	-	-	1,973

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$15,118	$-	$15,118
Securities available-for-sale - U.S. Government and federal agency	1,957	-	-	1,957

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2015 and 2014.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	June 30, 2015	December 31, 2014
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
Single family	504	549
Multi-family	-	323
Commercial real estate	1,081	1,177
Church	2,794	3,779
Real estate owned:
Church	2,178	2,082

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$504	Sales comparison approach	Adjustment for differences between the comparable sales	-9% to -3% (-6%)

Impaired loans – commercial real estate	1,081	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 1% (-1%)

		Income approach	Capitalization rate	4.75% to 7.25% (6.58%)

Impaired loans – church	2,794	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 14% (4%)

Real estate owned – church	2,178	Sales comparison approach	Adjustment for differences between the comparable sales	2% to 29% (10%)

		Income approach	Capitalization rate	6.50%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$549	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 9% (-4%)

Impaired loans – multi-family	323	Sales comparison approach	Adjustment for differences between the comparable sales	-18%

		Income approach	Capitalization rate	7%

Impaired loans – commercial real estate	1,177	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)

		Income approach	Capitalization rate	5% to 7.25% (6.64%)

Impaired loans – church	3,779	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 18% (5%)
		Income approach	Capitalization rate	6%

Real estate owned – church	2,082	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 2% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$51,661	$51,661	$-	$-	$51,661
Securities available-for-sale	15,647	1,973	13,674	-	15,647
Loans receivable held for sale	81,985	-	82,637	-	82,637
Loans receivable held for investment	195,154	-	-	195,405	195,405
Accrued interest receivable	1,050	6	94	950	1,050
Federal Home Loan Bank stock	2,915	2,915	-	-	2,915
Financial Liabilities:
Deposits	$232,152	$-	$224,169	$-	$224,169
Federal Home Loan Bank advances	77,500	-	79,447	-	79,447
Junior subordinated debentures	5,100	-	-	3,025	3,025
Accrued interest payable	43	0	38	5	43

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,790	$20,790	$-	$-	$20,790
Securities available-for-sale	17,075	1,957	15,118	-	17,075
Loans receivable held for sale	19,481	-	19,679	-	19,679
Loans receivable held for investment	276,643	-	-	277,000	277,000
Accrued interest receivable	1,216	6	88	1,122	1,216
Federal Home Loan Bank stock	4,254	4,254	-	-	4,254
Financial Liabilities:
Deposits	$217,867	$-	$210,181	$-	$210,181
Federal Home Loan Bank advances	86,000	-	88,246	-	88,246
Junior subordinated debentures	5,100	-	-	2,034	2,034
Accrued interest payable	69	-	39	30	69

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

(d) FHLB Stock

The carrying value of FHLB stock approximates its fair value as the shares can only be redeemed by the FHLB at par.

(e) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest receivable/payable approximate their fair value and are classified the same as the related asset.

(f) Deposits

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

(g) Federal Home Loan Bank Advances

The fair values of the Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(h) Junior Subordinated Debentures

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

No options were granted during the three and six months ended June 30, 2015 and 2014.  The Company recorded no stock-based compensation expense during the three and six months ended June 30, 2015, compared to $11 thousand and $22 thousand of stock-based compensation expense recorded during the three and six months ended June 30, 2014.

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

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles, net of related taxes, MSRs and related deferred taxes that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

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

The Bank met the minimum capital requirements under the Consent Order at June 30, 2015 and December 31, 2014.  Actual and required capital amounts and ratios at June 30, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015:
Tier 1 Leverage	$42,578	11.89%	$14,323	4.00%	$32,227	9.00%
Common Equity Tier 1	$42,578	17.87%	$10,723	4.50%	N/A	N/A
Tier 1	$42,578	17.87%	$14,297	6.00%	N/A	N/A
Total Capital	$45,606	19.14%	$19,063	8.00%	$30,978	13.00%

December 31, 2014:
Tier 1 Leverage	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $7.9 million was required as of June 30, 2015, resulting in $0 net deferred tax assets.  The Company recorded a valuation allowance of $8.8 million and $0 net deferred tax assets as of December 31, 2014.  The decreases in the valuation allowance for the three and six months ended June 30, 2015 were $387 thousand and $877 thousand, respectively.

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

Overview

Total assets increased by $8.3 million during the six months ended June 30, 2015, primarily reflecting an increase of $30.9 million in cash and cash equivalents and a net decrease of $19.0 million in loans receivable, including loans held for sale, as we completed a bulk loan sale of approximately $45.0 million in June 2015 in order to comply with regulatory loan concentration guidelines.  Additionally, the FHLB redeemed $1.3 million of our investment in FHLB stock and we received $1.4 million of principal payments on our securities investments during the first half of 2015.

During the six months ended June 30, 2015, total deposits increased by $14.3 million and FHLB advances decreased by $8.5 million.

We recorded net income of $1.2 million and $2.5 million for the three and six months ended June 30, 2015, compared to $59 thousand and $1.0 million for the three and six months ended June 30, 2014, respectively.  Results during 2015 included recaptures of loan losses of $750 thousand in the first and second quarters and a grant of $355 thousand from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund, compared to the same periods in 2014, when we recorded recaptures of loan losses of $1.1 million and $500 thousand for the first and second quarters, respectively, and a $200 thousand grant from CDFI.   During the three and six months ended June 30, 2015, we also generated higher net interest income before recapture of loan losses, higher net gain on sale of loans and lower non-interest expense compared to the same periods in 2014.

We became subject to the Basel III capital requirements effective January 1, 2015.  The Basel III capital rules include a new ratio of Common Equity Tier 1 capital to risk-weighted assets and increase the minimum capital requirements.  A new capital conservation buffer has also been established at levels above the regulatory minimum capital requirements.  The final rules also revise the definition and calculation of Tier 1 capital, Total capital and risk-weighted assets.  The implementation of the Basel III capital requirements is transitional and phases in through the end of 2018.  See “Regulatory Capital” for additional information.

Results of Operations

Net Income

We recorded net income of $1.2 million, or $0.04 per diluted common share, and $2.5 million, or $0.08 per diluted common share, for the three and six months ended June 30, 2015, respectively.  For the same periods a year ago, we recorded net income of $59 thousand, or $0.00 per diluted common share, and $1.0 million, or $0.05 per diluted common share, respectively.  The increases in net income during the three and six months ended June 30, 2015 were primarily due to higher net interest income before recapture of loan losses, higher non-interest income and lower non-interest expense.  In addition, we recorded higher recapture of loan losses during the second quarter of 2015.

Net Interest Income

Net interest income before recapture of loan losses was $3.1 million for the second quarter of 2015, which is an increase of $227 thousand, or 8%, from $2.9 million for the second quarter of 2014.  The increase in net interest income from the second quarter of 2014 was primarily due to higher interest income on loans and securities.

Interest income and fees on loans was $3.8 million for the second quarter of 2015, up $90 thousand, or 2%, from the second quarter of 2014.  The increase in loan interest income from the second quarter of 2014 was driven by growth in the loan portfolio, including loans held for sale.  The average balance of loans receivable increased by $39.6 million to $307.4 million for the second quarter of 2015 from $267.8 million for the second quarter of 2014 and resulted in an increase of $511 thousand in interest income.  Partially offsetting this increase was a decrease of $421 thousand in interest income as our average yield on loans decreased 59 basis points to 4.92% for the second quarter of 2015 from 5.51% for the second quarter of 2014.  The lower average yield on loans for the second quarter of 2015 was primarily due to payoffs of loans which carried higher coupon rates than the average yield on total loans, lower coupon rates on loan originations as a result of the low interest rate environment and higher amortization expense on deferred origination costs.

Other interest income was $243 thousand for the second quarter of 2015, up $161 thousand, or 196%, from the second quarter of 2014.  The increase from the second quarter of 2014 was primarily due to a special cash dividend on FHLB stock of $160 thousand received during the second quarter of 2015.

Total interest expense was $971 thousand for the second quarter of 2015, up $11 thousand, or 1%, from the second quarter of 2014.  Interest expense on deposits was $435 thousand for the second quarter of 2015, up $8 thousand, or 2%, from the second quarter of 2014.  The increase in deposit interest expense from the second quarter of 2014 was due to growth in interest-bearing deposits.  The impact of higher average interest-bearing deposit balances more than offset the impact of lower deposit rates in the second quarter of 2015.  The average balance of deposits increased by $13.5 million to $224.1 million for the second quarter of 2015 from $210.6 million for the second quarter of 2014 and resulted in an increase of $40 thousand in interest expense.   The average cost of deposits decreased by 3 basis points to 78 basis points for the second quarter of 2015 from 81 basis points for the second quarter of 2014 and resulted in a decrease of $32 thousand in interest expense.

Interest expense on borrowings was $536 thousand for the second quarter of 2015, up from $533 thousand for the second quarter of 2014.  The increase of $3 thousand in interest expense on borrowings primarily reflected an increase of $14 thousand in interest expense on FHLB advances and a decrease of $11 thousand in interest expense on the Debentures as a result of the debt modification in 2014.  The increase of $14 thousand in interest expense on FHLB advances was primarily due to an increase of $6.4 million in the average balance of FHLB advances, which increased interest expense by $40 thousand, and a decrease of 12 basis points in the average cost of FHLB advances, which decreased interest expense by $26 thousand.

For the six months ended June 30, 2015, net interest income before recapture of loan losses totaled $6.1 million, up $387 thousand, or 7%, from $5.7 million of net interest income before recapture of loan losses for the same period a year ago.  The increase in net interest income primarily resulted from an increase of $26.1 million in average interest-earning assets.

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

	For the three months ended June 30,

	2015			2014

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$2,379	$2	0.34%	$2,944	$3	0.41%
Federal Funds sold and other short-term investments	21,374	13	0.24%	29,238	18	0.25%
Securities	16,184	90	2.22%	17,716	104	2.35%
Loans receivable (1)	307,358	3,779	4.92%	267,820	3,689	5.51%
FHLB stock	3,461	228	26.35%	3,737	61	6.53%
Total interest-earning assets	350,756	$4,112	4.69%	321,455	$3,875	4.82%
Non-interest-earning assets	7,220			9,179
Total assets	$357,976			$330,634

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$17,349	$19	0.44%	$15,382	$15	0.39%
Passbook deposits	36,701	29	0.32%	36,503	29	0.32%
NOW and other demand deposits	28,782	5	0.07%	30,978	7	0.09%
Certificate accounts	141,283	382	1.08%	127,787	376	1.18%
Total deposits	224,115	435	0.78%	210,650	427	0.81%
FHLB advances	85,907	500	2.33%	79,500	486	2.45%
Senior debt (2)	-	-	-	2,867	-	-
Junior subordinated debentures (3)	5,100	36	2.82%	6,000	47	3.13%
Total interest-bearing liabilities	315,122	$971	1.23%	299,017	$960	1.28%
Non-interest-bearing liabilities	4,020			5,098
Stockholders’ Equity	38,834			26,519
Total liabilities and stockholders’ equity	$357,976			$330,634

Net interest rate spread (4)		$3,141	3.46%		$2,915	3.54%
Net interest rate margin (5)			3.58%			3.63%

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

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended June 30,

	2015			2014

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$2,351	$4	0.34%	$3,005	$6	0.40%
Federal Funds sold and other short-term investments	20,638	24	0.23%	38,400	45	0.23%
Securities	16,237	184	2.27%	13,456	168	2.50%
Loans receivable (1)	304,903	7,503	4.92%	263,359	7,315	5.56%
FHLB stock	3,898	302	15.50%	3,737	137	7.33%
Total interest-earning assets	348,027	$8,017	4.61%	321,957	$7,671	4.77%
Non-interest-earning assets	7,010			8,758
Total assets	$355,037			$330,715

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$16,965	$35	0.41%	$15,683	$31	0.40%
Passbook deposits	36,751	58	0.32%	36,921	59	0.32%
NOW and other demand deposits	29,275	11	0.08%	30,816	14	0.09%
Certificate accounts	138,797	746	1.07%	127,656	784	1.23%
Total deposits	221,788	850	0.77%	211,076	888	0.84%
FHLB advances	85,511	996	2.33%	79,500	976	2.46%
Senior debt (2)	-	-	-	2,886	-	-
Junior subordinated debentures (3)	5,100	71	2.78%	6,000	94	3.13%
Total interest-bearing liabilities	312,399	$1,917	1.23%	299,462	$1,958	1.31%
Non-interest-bearing liabilities	4,307			5,092
Stockholders’ Equity	38,331			26,161
Total liabilities and stockholders’ equity	$355,037			$330,715

Net interest rate spread (4)		$6,100	3.38%		$5,713	3.46%
Net interest rate margin (5)			3.51%			3.55%

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

Recapture of Loan Losses

We recorded a $750 thousand recapture of loan losses for the second quarter of 2015, compared to a $500 thousand recapture of loan losses for the second quarter of 2014.  The recapture of loan losses during the second quarter of 2015 was primarily due to the reduction in the loans held for investment portfolio, continued improvements in credit quality, and declines in net charge-offs and overall historical loss factors.  See “Allowance for Loan Losses” for additional information.

For the six months ended June 30, 2015, we recorded a recapture of loan losses of $1.5 million compared to $1.6 million for the same period a year ago.  The recapture of loan losses during the first half of 2015 primarily reflected a reduction in the loans held for investment portfolio and continued improvements in credit quality.

Non-interest Income

Non-interest income was $492 thousand for the second quarter of 2015, up $428 thousand, or 669%, from the second quarter of 2014.  The increase in non-interest income from the second quarter of 2014 was primarily due to a $380 thousand gain on sale of loans and a decrease of $33 thousand in net loss on sale of REOs.

For the six months ended June 30, 2015, non-interest income totaled $1.1 million compared to $397 thousand for the same period a year ago.  The increase in non-interest income was primarily due to a gain on sale of loans of $514 thousand during the first half of 2015.  We also received $200 thousand more in CDFI grant and recorded a small net gain on sale of REOs during the first half of 2015, compared to a net loss on sale of REOs of $50 thousand during the first half of 2014.

Non-interest Expense

Non-interest expense was $3.2 million for the second quarter of 2015, down $196 thousand, or 6%, from the second quarter of 2014.  The decrease in non-interest expense from the second quarter of 2014 was primarily due to a decrease of $81 thousand in FDIC assessments, a decrease of $213 thousand in REO expense, primarily relating to valuation write-downs, and an increase of $77 thousand in other expense, primarily relating to provision for unfunded loan commitments.

For the six months ended June 30, 2015, non-interest expense totaled $6.3 million compared to $6.6 million for the same period a year ago.  The decrease in non-interest expense during the first half of 2015 primarily reflected a decrease of $185 thousand in professional services expense, a decrease of $175 thousand in FDIC assessments and a decrease of $225 thousand in REO expenses, which were partially offset by an increase of $243 thousand in compensation and benefits expense.  Professional services expense for the first half of 2015 was lower than in the first half of 2014 due to legal and consulting fees incurred in the first half of 2014 in connection with our request for an extension of the maturity of the Debentures.  The decrease in REO expense during the first half of 2015 was primarily due to lower provision for losses on REO reflecting fewer foreclosures and stable property values.  Compensation and benefits expense increased primarily due to bonus accruals and salary increases.

Income Taxes

The Company’s income tax expense was $6 thousand and $8 thousand for the three and six months ended June 30, 2015 compared to $0 and $3 thousand for the three and six months ended June 30, 2014 respectively.  The tax expense for 2015 and 2014 primarily reflected the statutory minimum taxes paid to the state of California, and the use of tax carryforwards to offset current taxable income in the periods presented.

Financial Condition

Total Assets

Total assets were $359.2 million at June 30, 2015, which represented an increase of $8.3 million, or 2%, from total assets of $350.9 million at December 31, 2014.  The increase in assets during the first half of 2015 was primarily due to an increase of $30.9 million in cash and cash equivalents.  This was partially offset by a net decrease of $19.0 million in loans receivable, including loans held for sale, as a result of the completion of a bulk loan sale for approximately $45.0 million.

Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2015 and December 31, 2014 totaled $82.0 million and $19.5 million, respectively, and consisted of multi-family loans.  During the first half of 2015, we originated $31.4 million of multi-family loans in our held for sale portfolio.  In addition, during the first half of 2015, we reclassified $90.2 million of multi-family loans from loans receivable held for investment to loans receivable held for sale in order to comply with our Loan Concentration Risk Management Policy, which was revised in March 2015 to comply with the OCC’s Loan Concentration Guidelines.  Loan sales totaled $59.0 million and loan repayments totaled $166 thousand during the first half of 2015.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $82.1 million to $201.5 million at June 30, 2015, from $283.6 million at December 31, 2014.  The decrease in our loan portfolio during the first half of 2015 primarily consisted of a decrease of $67.8 million in our multi-family residential real estate loan portfolio, a decrease of $5.6 million in our single family residential real estate loan portfolio, a decrease of $3.7 million in our commercial real estate loan portfolio and a decrease of $4.9 million in our church loan portfolio.

Loans originated for investment totaled $32.6 million for the six months ended June 30, 2015, compared to loans originated for investment of $40.6 million for the six months ended June 30, 2014.  Loan repayments for the six months ended June 30, 2015 totaled $24.6 million, compared to $22.3 million for the six months ended June 30, 2014.  Loans transferred to our held for sale portfolio during the six months ended June 30, 2015 totaled $90.2 million.

Gross loan charge-offs during the first half of 2015 totaled $53 thousand, compared to gross loan charge-offs of $442 thousand during the first half of 2014.  Loans transferred to REO during the first half of 2015 totaled $843 thousand, compared to $1.8 million during the first half of 2014.

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

Our ALLL decreased by $1.6 million to $6.9 million, or 3.43% of our gross loans receivable held for investment, at June 30, 2015, from $8.5 million, or 2.97% of our gross loans receivable held for investment, at December 31, 2014, primarily reflecting $1.5 million of recapture of loan losses.  The recapture of $1.5 million was primarily due to shrinkage of the loans held for investment portfolio, continued improvements in credit quality and declines in net charge-offs and overall historical loss factors.  We continue to maintain our allowance at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

Our asset quality continues to show signs of improvement as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of June 30, 2015, we had total delinquencies of $1.7 million, compared to total delinquencies of $2.5 million at December 31, 2014.  Loan delinquencies decreased by $775 thousand during the first half of 2015 primarily due to two loans foreclosed and transferred to REO.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2015, NPLs totaled $6.7 million, compared to $8.9 million at December 31, 2014.  The decrease of $2.2 million in NPLs was primarily due to transfers to REO of $843 thousand, payoff of $793 thousand, repayments of $419 thousand and charge-offs of $53 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2015, $5.7 million, or 84%, of our total NPLs of $6.7 million were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 102.79% at June 30, 2015 from 95.52% at December 31, 2014.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends.  Gross loan charge-offs during the first half of 2015 were $53 thousand compared to $442 thousand during the first half of 2014.  The charge-offs during the first half of 2015 were primarily due to impairment losses on a foreclosed church loan and a delinquent single-family residential real estate loan that was fully written off.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of June 30, 2015, we had written down 65% of our NPLs to estimated fair value less estimated selling costs.  The remaining 35% of our NPLs at June 30, 2015 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  As of June 30, 2015, the average loan to value on NPLs was 52%.

Recoveries during the first half of 2015 totaled $11 thousand compared to $1.3 million during the first half of 2014.  Recoveries during the first half of 2014 were primarily due to payoffs of two non-accrual loans which had been fully written off in late 2011, resulting in recoveries of $1.1 million.

Impaired loans at June 30, 2015 were $19.1 million, compared to $23.5 million at December 31, 2014.  Specific reserves for impaired loans were $1.4 million, or 7.35% of the aggregate impaired loan amount at June 30, 2015, compared to $1.5 million, or 6.40%, at December 31, 2014.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) increased to 3.02% at June 30, 2015, from 2.66% at December 31, 2014, primarily as we transferred over $90 million of loans held for investment to loans held for sale.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2015, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the first half of 2015, REO increased by $96 thousand to $2.2 million at June 30, 2015, from $2.1 million at December 31, 2014.  During the first half of 2015, two church loans totaling $843 thousand were foreclosed and the properties securing the loans were transferred to REO.  Two REO properties were sold during 2015 for net proceeds of $621 thousand and a net gain of less than $1 thousand.  At June 30, 2015, the Bank’s REO consisted of two church buildings.

Deposits

Deposits totaled $232.2 million at June 30, 2015, up $14.3 million from December 31, 2014.  During the first half of 2015, certificates of deposit increased by $12.3 million and represented 64% of total deposits at June 30, 2015, compared to 62% of total deposits at December 31, 2014.  Core deposits (NOW, demand, money market and passbook accounts) increased by $2.0 million during the first half of 2015 and represented 36% of total deposits at June 30, 2015, compared to 38% of total deposits at December 31, 2014.

Borrowings

At June 30, 2015, total borrowings consisted of advances to the Bank from the FHLB of $77.5 million and Debentures issued by the Company of $5.1 million.  At December 31, 2014, borrowings consisted of advances from the FHLB of $86.0 million and Debentures of $5.1 million.  During the first half of 2015, we repaid $8.5 million of the FHLB advance with proceeds from our loan sale in June.

Stockholders’ Equity

Stockholders’ equity was $39.6 million, or 11.04% of the Company’s total assets, at June 30, 2015, compared to $37.3 million, or 10.62% of the Company’s total assets, at December 31, 2014.  The increase in stockholders’ equity during the first half of 2015 was primarily due to net earnings for such period.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank, as of June 30, 2015, to borrow an additional $28.7 million.  Also, the Bank has received funds from investments made by the Company into the equity of the Bank, including the investments made as part of the recapitalization completed in August 2013 and the private placement transactions completed in October 2014.

The Bank’s primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at June 30, 2015 consisted of $51.7 million in cash and cash equivalents and $14.9 million in securities available-for-sale that were not pledged, compared to liquid assets of $20.8 million in cash and cash equivalents and $15.9 million in securities available-for-sale that were not pledged at December 31, 2014.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s separate company liquidity is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014.  The Company has not been able to obtain funds from the Bank since 2010 as the Order placed limitations on the Bank, including prohibition of the payment of dividends by the Bank without prior regulatory approval.

The Company recorded consolidated net cash outflows from operating activities of $14.8 million during the six months ended June 30, 2015, compared to consolidated net cash inflows from operating activities of $914 thousand during the six months ended June 30, 2015.  Net cash outflows from operating activities during the first half of 2015 were primarily attributable to originations of loans held for sale.

The Company recorded consolidated net cash inflows from investing activities of $39.9 million during the six months ended June 30, 2015, compared to consolidated net cash outflows from investing activities of $24.8 million during the six months ended June 30, 2014.  Net cash inflows from investing activities during the first half of 2015 were primarily attributable to proceeds from sale of loans, principal repayments on securities, proceeds from sale of REOs and proceeds from redemption of FHLB stock.

The Company recorded consolidated net cash inflows from financing activities of $5.8 million and $326 thousand during the six months ended June 30, 2015 and June 30, 2014, respectively.  Net cash inflows from financing activities during the first half of 2015 were primarily attributable to a net increase in deposits.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act, among other things, now imposes specific capital requirements on us as a savings and loan holding company as well.  These requirements must be no less than those to which federally insured depository institutions are currently subject.  The current regulatory capital requirements are described in Note 9 of the Notes to Consolidated Financial Statements and in “Regulatory Capital” below.

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

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, MSRs net of related taxes that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

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

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013.  The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier 1 Leverage ratio (Tier 1 capital to adjusted total assets) and 13% for Total Capital ratio (Total capital to risk-weighted assets).  The Bank was in compliance with all capital requirements in effect at June 30, 2015 and December 31, 2014.

Actual and required capital amounts and ratios at June 30, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015:
Tier 1 Leverage	$42,578	11.89%	$14,323	4.00%	$32,227	9.00%
Common Equity Tier 1	$42,578	17.87%	$10,723	4.50%	N/A	N/A
Tier 1	$42,578	17.87%	$14,297	6.00%	N/A	N/A
Total Capital	$45,606	19.14%	$19,063	8.00%	$30,978	13.00%

December 31, 2014:
Tier 1 Leverage	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2015.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.  There were no significant changes during the quarter ended June 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 13, 2015	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	August 13, 2015	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer