Form 10-Q
period 2015-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2015-11-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2015, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014

Assets

Cash and due from banks	$5,434	$5,740
Federal funds	145,047	15,050
Cash and cash equivalents	150,481	20,790
Securities available-for-sale, at fair value	14,796	17,075
Loans receivable held for sale, at lower of cost or fair value	27,945	19,481
Loans receivable held for investment, net of allowance of $6,728 and $8,465, respectively	198,098	276,643
Accrued interest receivable	963	1,216
Federal Home Loan Bank (FHLB) stock	2,573	4,254
Office properties and equipment, net	2,608	2,697
Real estate owned (REO)	558	2,082
Bank owned life insurance	2,867	2,821
Investment in affordable housing limited partnership	973	1,117
Other assets	2,045	2,687
Total assets	$403,907	$350,863

Liabilities and stockholders’ equity

Liabilities:
Deposits	$274,921	$217,867
FHLB advances	77,500	86,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,502	1,081
Accrued expenses and other liabilities	4,236	3,557
Total liabilities	363,259	313,605

Stockholders’ Equity:
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2015 and December 31, 2014; issued 21,509,179 shares at September 30, 2015 and December 31, 2014; outstanding 21,405,188 shares at September 30, 2015 and December 31, 2014	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2015 and December 31, 2014; issued and outstanding 7,671,520 shares at September 30, 2015 and December 31, 2014	77	77
Additional paid-in capital	44,669	44,669
Accumulated deficit	(3,109)	(6,539)
Accumulated other comprehensive income	125	165
Treasury stock-at cost, 103,991 shares at September 30, 2015 and December 31, 2014	(1,329)	(1,329)
Total stockholders’ equity	40,648	37,258
Total liabilities and stockholders’ equity	$403,907	$350,863

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,524	$3,681	$11,027	$10,996
Interest on mortgage-backed and other securities	84	103	268	271
Other interest income	121	91	451	279
Total interest income	3,729	3,875	11,746	11,546

Interest expense:
Interest on deposits	485	421	1,335	1,309
Interest on borrowings	446	538	1,513	1,608
Total interest expense	931	959	2,848	2,917

Net interest income before loan loss provision recapture	2,798	2,916	8,898	8,629
Loan loss provision recapture	200	950	1,700	2,532
Net interest income after loan loss provision recapture	2,998	3,866	10,598	11,161

Non-interest income:
Service charges	117	103	325	333
Net gain on sale of loans	738	-	1,252	-
Net gain on sale of REOs	75	52	75	2
CDFI grant	-	-	355	200
Other	62	10	120	27
Total non-interest income	992	165	2,127	562

Non-interest expense:
Compensation and benefits	1,765	1,829	5,203	5,024
Occupancy expense, net	312	321	898	901
Information services	222	203	684	640
Professional services	209	135	687	798
Office services and supplies	68	96	228	292
FDIC assessments	122	177	297	527
REO	25	82	225	507
Corporate insurance	71	65	267	293
Other	209	358	790	925
Total non-interest expense	3,003	3,266	9,279	9,907

Income before income taxes	987	765	3,446	1,816
Income tax expense	8	-	16	3
Net income	$979	$765	$3,430	$1,813

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities available-for-sale	$21	$(70)	$(40)	$3
Income tax effect	-	-	-	-
Other comprehensive income (loss), net of tax	21	(70)	(40)	3

Comprehensive income	$1,000	$695	$3,390	$1,816

Earnings per common share-basic	$0.03	$0.04	$0.12	$0.09
Earnings per common share-diluted	$0.03	$0.04	$0.12	$0.09

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$3,430	$1,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loan loss provision recapture	(1,700)	(2,532)
Provision for losses on REOs	121	394
Depreciation	177	180
Net amortization of deferred loan origination costs	214	171
Net amortization of premiums on mortgage-backed securities	42	41
Amortization of investment in affordable housing limited partnership	144	144
Stock-based compensation expense	-	11
Earnings on bank owned life insurance	(46)	(49)
Originations of for-sale loans receivable	(57,635)	-
Proceeds from for-sale loans receivable	45,518	-
Net gain on sale of loans	(1,252)	-
Net gain on sale of REOs	(75)	(2)
Amortization of deferred gain on debt restructuring	-	(111)
Stock-based compensation – non-employee	-	25
Net change in accrued interest receivable	253	(66)
Net change in other assets	642	56
Net change in advance payments by borrowers for taxes and insurance	421	529
Net change in accrued expenses and other liabilities	679	555
Net cash provided by (used in) operating activities	(9,067)	1,159

Cash flows from investing activities:
Net change in loans receivable held for investment	(12,374)	(34,635)
Proceeds from sales of loans receivable transferred to held-for-sale	95,923	-
Principal repayments on loans receivable transferred to held-for-sale	544	-
Available-for-sale securities:
Prepayments and amortizations	2,197	1,960
Purchases	-	(10,463)
Proceeds from sales of REO	2,321	2,505
Redemption of FHLB stock	1,869	-
Purchase of FHLB stock	(188)	-
Additions to office properties and equipment	(88)	(213)
Net cash provided by (used in) investing activities	90,204	(40,846)

Cash flows from financing activities:
Net change in deposits	57,054	2,687
Proceeds from FHLB advances	21,000	8,000
Repayments of FHLB advances	(29,500)	(8,000)
Net cash provided by financing activities	48,554	2,687

Net change in cash and cash equivalents	129,691	(37,000)
Cash and cash equivalents at beginning of the period	20,790	58,196
Cash and cash equivalents at end of the period	$150,481	$21,196

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,866	$2,801
Cash paid for income taxes	2	3

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$843	$3,313
Transfers of loans receivable held for investment to loans receivable held for sale	$91,562	$-
Issuance of common stock for services	$-	$25

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share)
Basic
Net income	$979	$765	$3,430	$1,813

Weighted average common shares outstanding	29,076,708	20,247,159	29,076,708	20,238,679

Earnings per common share - basic	$0.03	$0.04	$0.12	$0.09

Diluted
Net income	$979	$765	$3,430	$1,813

Weighted average common shares outstanding	29,076,708	20,247,159	29,076,708	20,238,679
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	29,076,708	20,247,159	29,076,708	20,238,679

Earnings per common share - diluted	$0.03	$0.04	$0.12	$0.09

Stock options for 93,750 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014, respectively, because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015:
Residential mortgage-backed	$12,329	$471	$-	$12,800
U.S. Government and federal agency	1,942	54	-	1,996
Total available-for-sale securities	$14,271	$525	$-	$14,796
December 31, 2014:
Residential mortgage-backed	$14,578	$540	$-	$15,118
U.S. Government and federal agency	1,932	25	-	1,957
Total available-for-sale securities	$16,510	$565	$-	$17,075

At September 30, 2015, the Bank’s investment portfolio had an estimated remaining life of 4.3 years.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity at September 30, 2015.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,942	1,996
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	12,329	12,800
Total	$14,271	$14,796

At September 30, 2015 and December 31, 2014, securities pledged to secure public deposits had a carrying amount of $731 thousand and $1.2 million, respectively.  At September 30, 2015 and December 31, 2014, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and nine months ended September 30, 2015 and 2014.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale totaled $27.9 million and $19.5 million at September 30, 2015 and December 31, 2014, respectively, and consisted of multi-family loans.  As part of the Bank’s loan concentration risk management program, $91.6 million of multi-family loans were transferred from the held-for-investment portfolio to the held-for-sale portfolio during the first nine months of 2015.  The Bank also allocated $57.6 million, or 57%, of its total loan originations during the period as held-for-sale and completed sales of $140.2 million of multi-family loans during the nine months ended September 30, 2015 for a net gain of $1.3 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Single family	$31,740	$39,792
Multi-family	110,577	171,792
Commercial real estate	12,304	16,722
Church	48,952	54,599
Construction	351	387
Commercial – other	250	262
Consumer	11	9
Gross loans receivable before deferred loan costs and premiums	204,185	283,563
Unamortized net deferred loan costs and premiums	641	1,545
Gross loans receivable	204,826	285,108
Allowance for loan losses	(6,728)	(8,465)
Loans receivable, net	$198,098	$276,643

The following tables present the activity in the allowance for loan losses by loan type for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,150	$1,845	$404	$3,508	$4	$12	$-	$6,923
Provision for (recapture of) loan losses	(189)	135	75	(221)	-	-	-	(200)
Recoveries	-	-	-	5	-	-	-	5
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$961	$1,980	$479	$3,292	$4	$12	$-	$6,728

	Nine Months Ended September 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(210)	(746)	(17)	(721)	(3)	-	(3)	(1,700)
Recoveries	-	-	-	16	-	-	-	16
Loans charged off	(3)	-	-	(50)	-	-	-	(53)
Ending balance	$961	$1,980	$479	$3,292	$4	$12	$-	$6,728

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$2,304	$1,081	$4,112	$7	$19	$4	$9,376
Provision for (recapture of) loan losses	(465)	327	(96)	(724)	-	10	(2)	(950)
Recoveries	-	-	-	682	-	-	-	682
Loans charged off	(40)	-	-	(1)	-	-	-	(41)
Ending balance	$1,344	$2,631	$985	$4,069	$7	$29	$2	$9,067

	Nine Months Ended September 30, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,930	$1,726	$1,473	$4,949	$7	$55	$6	$10,146
Provision for (recapture of) loan losses	(455)	905	(479)	(1,408)	—	(1,091)	(4)	(2,532)
Recoveries	2	—	—	851	—	1,083	—	1,936
Loans charged off	(133)	—	(9)	(323)	—	(18)	—	(483)
Ending balance	$1,344	$2,631	$985	$4,069	$7	$29	$2	$9,067

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$135	$2	$95	$1,084	$-	$10	$-	$1,326
Collectively evaluated for impairment	826	1,978	384	2,208	4	2	-	5,402
Total ending allowance balance	$961	$1,980	$479	$3,292	$4	$12	$-	$6,728
Loans:
Loans individually evaluated for impairment	$1,142	$1,456	$2,744	$13,368	$-	$67	$-	$18,777
Loans collectively evaluated for impairment	30,792	110,055	9,566	35,091	351	183	11	186,049
Total ending loans balance	$31,934	$111,511	$12,310	$48,459	$351	$250	$11	$204,826

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

The following table presents information related to loans individually evaluated for impairment by loan type as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$1,233	$476	$-	$1,448	$736	$-
Multi-family	914	790	-	1,384	1,263	-
Commercial real estate	1,855	1,039	-	4,836	1,174	-
Church	6,038	4,029	-	6,234	4,350	-
Commercial - other	-	-	-	34	34	-
With an allowance recorded:
Single family	666	666	135	678	678	132
Multi-family	666	666	2	1,541	1,502	115
Commercial real estate	1,705	1,705	95	3,473	3,462	161
Church	9,737	9,339	1,084	10,751	10,252	1,088
Commercial -other	67	67	10	68	68	10
Total	$22,881	$18,777	$1,326	$30,447	$23,519	$1,506

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,239	$42	$1,317	$57
Multi-family	1,461	10	2,051	125
Commercial real estate	2,766	56	3,375	217
Church	13,410	174	13,841	460
Commercial -other	73	1	83	4
Total	$18,949	$283	$20,667	$863

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$2,038	$25	$2,601	$60
Multi-family	3,250	20	3,554	66
Commercial real estate	4,716	106	4,792	295
Church	16,419	158	17,882	491
Commercial -other	117	3	130	8
Total	$26,540	$312	$28,959	$920

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $147 thousand and $337 thousand for the three months ended September 30, 2015 and 2014, respectively, and $597 thousand and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by loan type:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$79	$-	$-	$79	$31,855
Multi-family	333	-	457	790	110,721
Commercial real estate	-	-	-	-	12,310
Church	-	-	395	395	48,064
Construction	-	-	-	-	351
Commercial - other	-	-	-	-	250
Consumer	-	-	-	-	11
Total	$412	$-	$852	$1,264	$203,562

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$40,055
Multi-family	455	-	-	455	173,095
Commercial real estate	856	-	-	856	15,863
Church	-	180	987	1,167	52,960
Construction	-	-	-	-	387
Commercial - other	34	-	-	34	227
Consumer	-	-	-	-	9
Total	$1,345	$180	$987	$2,512	$282,596

The following table presents the recorded investment in non-accrual loans by loan type as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Loans receivable held for investment:
Single family	$476	$736
Multi-family	790	1,618
Commercial real estate	1,039	1,174
Church	3,372	5,232
Commercial - other	67	102
Total non-accrual loans	$5,744	$8,862

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2015 or December 31, 2014.

Troubled Debt Restructurings

At September 30, 2015, loans classified as troubled debt restructurings (“TDRs”) totaled $17.0 million, of which $4.0 million were included in non-accrual loans and $13.0 million were on accrual status.  At December 31, 2014, loans classified as TDRs totaled $20.2 million, of which $5.5 million were included in non-accrual loans and $14.7 million were on accrual status.  The Company has allocated $1.3 million of specific reserves for accruing TDRs as of September 30, 2015 and December 31, 2014.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2015 and December 31, 2014, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three and nine months ended September 30, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk category of loans by loan type as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$28,811	$-	$2,647	$476	$-	$-
Multi-family	108,895	-	646	1,970	-	-
Commercial real estate	8,915	-	-	3,395	-	-
Church	37,194	779	1,437	9,049	-	-
Construction	351	-	-	-	-	-
Commercial - other	183	-	-	67	-	-
Consumer	11	-	-	-	-	-
Total	$184,360	$779	$4,730	$14,957	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$35,850	$-	$3,465	$740	$-	$-
Multi-family	170,700	-	613	2,237	-	-
Commercial real estate	13,218	-	284	3,217	-	-
Church	41,716	-	2,202	10,209	-	-
Construction	387	-	-	-	-	-
Commercial - other	159	-	-	102	-	-
Consumer	9	-	-	-	-	-
Total	$262,039	$-	$6,564	$16,505	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.87% at September 30, 2015.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only for the next five years at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The obligation of the Company to make the payments of principal and interest shall be subject to receipt by the Company of any required regulatory approval or non-objection.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$12,800	$-	$12,800
Securities available-for-sale - U.S. Government and federal agency	1,996	-	-	1,996

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$15,118	$-	$15,118
Securities available-for-sale - U.S. Government and federal agency	1,957	-	-	1,957

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2015 and 2014.

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

	September 30, 2015	December 31, 2014
	(In thousands)
Assets:
Impaired loans carried at fair value of collateral:
Single family	476	549
Multi-family	-	323
Commercial real estate	1,039	1,177
Church	2,051	3,779
Real estate owned:
Church	558	2,082

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$476	Sales comparison approach	Adjustment for differences between the comparable sales	-6% to 1% (-3%)

Impaired loans – commercial real estate	1,039	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 4% (0%)

		Income approach	Capitalization rate	4.75% to 7.25% (6.59%)

Impaired loans – church	2,051	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 6% (0%)

Real estate owned – church	558	Sales comparison approach	Adjustment for differences between the comparable sales	29%

		Income approach	Capitalization rate	6.5%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans – single family	$549	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 9% (-4%)

Impaired loans – multi-family	323	Sales comparison approach	Adjustment for differences between the comparable sales	-18%

		Income approach	Capitalization rate	7%

Impaired loans – commercial real estate	1,177	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 1% (0%)

		Income approach	Capitalization rate	5% to 7.25% (6.64%)

Impaired loans – church	3,779	Sales comparison approach	Adjustment for differences between the comparable sales	-12% to 18% (5%)
		Income approach	Capitalization rate	6%

Real estate owned – church	2,082	Sales comparison approach	Adjustment for differences between the comparable sales	-1% to 2% (0%)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$150,481	$150,481	$-	$-	$150,481
Securities available-for-sale	14,796	1,996	12,800	-	14,796
Loans receivable held for sale	27,945	-	28,335	-	28,335
Loans receivable held for investment	198,098	-	-	198,356	198,356
Accrued interest receivable	963	82	84	797	963
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$274,921	$-	$269,123	$-	$269,123
Federal Home Loan Bank advances	77,500	-	79,693	-	79,693
Junior subordinated debentures	5,100	-	-	3,070	3,070
Accrued interest payable	51	-	46	5	51

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,790	$20,790	$-	$-	$20,790
Securities available-for-sale	17,075	1,957	15,118	-	17,075
Loans receivable held for sale	19,481	-	19,679	-	19,679
Loans receivable held for investment	276,643	-	-	277,000	277,000
Accrued interest receivable	1,216	78	88	1,050	1,216
Federal Home Loan Bank stock	4,254	4,254	-	-	4,254
Financial Liabilities:
Deposits	$217,867	$-	$210,181	$-	$210,181
Federal Home Loan Bank advances	86,000	-	88,246	-	88,246
Junior subordinated debentures	5,100	-	-	2,034	2,034
Accrued interest payable	69	-	39	30	69

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

No options were granted during the three and nine months ended September 30, 2015 and 2014.  The Company recorded no stock-based compensation expense during the three and nine months ended September 30, 2015, compared to $0 and $11 thousand of stock-based compensation expense recorded during the three and nine months ended September 30, 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (9) – Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the “Orders”) by the Office of Thrift Supervision, which was succeeded by the Office of the Comptroller of the Currency (“OCC”).  The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the FRB, which is now the federal regulator for savings and loan holding companies.  In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior notice to and receipt of written notice of non-objection from the FRB.  The FRB provided written notice of non-objection for the Company’s payments of interest on the Debentures during the fourth quarter of 2014 and the first nine months of 2015.

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

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles, net of related taxes, and deferred tax assets that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

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

The Bank met the minimum capital requirements under the Consent Order at September 30, 2015 and December 31, 2014.  Actual and required capital amounts and ratios at September 30, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015:
Tier 1 Leverage	$43,716	11.83%	$14,782	4.00%	$33,259	9.00%
Common Equity Tier 1	$43,716	20.08%	$9,799	4.50%	N/A	N/A
Tier 1	$43,716	20.08%	$13,065	6.00%	N/A	N/A
Total Capital	$46,487	21.35%	$17,420	8.00%	$28,307	13.00%

December 31, 2014:
Tier 1 Leverage	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $7.6 million was required as of September 30, 2015, resulting in $0 net deferred tax assets.  The Company recorded a valuation allowance of $8.8 million and $0 net deferred tax assets as of December 31, 2014.  The decreases in the valuation allowance for the three and nine months ended September 30, 2015 were $342 thousand and $1.2 million, respectively, which resulted from the net income generated in those periods.

NOTE (11) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 19% of its deposits as of September 30, 2015. The Bank expects to maintain this relationship with the customer.

NOTE (12) – Subsequent Event

The Bank is committed to purchasing $110 million of prime single family residential loans early in the fourth quarter of 2015, subject to due diligence and appropriate documentation. This purchase will be funded from cash and cash equivalents.

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

Overview

Total assets increased by $53.0 million during the nine months ended September 30, 2015, primarily reflecting an increase in deposits in late September from one customer relationship.  The growth in assets was primarily invested in cash and cash equivalents, which increased by $129.7 million, reflecting the increase of $57.1 million in deposits, plus the sale of $140.2 million in multi-family residential (“MFR”) loans and repayments of $30.6 million, net of originations of $100.2 million, a decrease of $2.3 million in securities available-for-sale and a decrease of $1.5 million in REO. We completed the sales of MFR loans during the first nine months of 2015 in order to gain compliance with our loan concentration risk management program.  As of September 30, 2015, the Bank’s MFR loan concentration was below the limit prescribed by the Office of the Comptroller of the Currency (“OCC”).

At the end of the third quarter, management committed to purchase $110 million of prime single family residential loans early in the fourth quarter of 2015, subject to due diligence and appropriate documentation.  This purchase will be funded from cash and cash equivalents.  We believe that this purchase will help us grow our core earnings and diversify our loan portfolio.

We recorded net income of $979 thousand and $3.4 million for the three and nine months ended September 30, 2015, compared to $765 thousand and $1.8 million for the three and nine months ended September 30, 2014, respectively.  Results for the first nine months of 2015 included loan loss provision recapture of $1.7 million, gain on sale of loans of $1.3 million and a grant of $355 thousand from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund.  During the first nine months of 2014, we did not report any gains on sales of loans but we recorded loan loss provision recaptures of $2.5 million and income from a grant of $200 thousand from the CDFI fund.  The growth in net income also reflects lower non-interest expense during the first nine months of 2015 compared to the same period in 2014.

We became subject to the Basel III capital requirements effective January 1, 2015.  The Basel III capital rules include a new ratio of Common Equity Tier 1 capital to risk-weighted assets and increased the minimum capital requirements.  A new capital conservation buffer has also been established at levels above the regulatory minimum capital requirements.  The final rules also revise the definition and calculation of Tier 1 capital, Total capital and risk-weighted assets.  The implementation of the Basel III capital requirements is transitional and phases in through the end of 2018.  See “Regulatory Capital” for additional information.  We have been in compliance with the new capital rules throughout 2015.

Results of Operations

Net Income

We recorded net income of $979 thousand, or $0.03 per diluted common share, and $3.4 million, or $0.12 per diluted common share, for the three and nine months ended September 30, 2015, respectively.  For the same periods a year ago, we recorded net income of $765 thousand, or $0.04 per diluted common share, and $1.8 million, or $0.09 per diluted common share, respectively.  The increases in net income during the three and nine months ended September 30, 2015 were primarily due to higher gains on the sale of loans and lower non-interest expense.  Per share results in 2015 were impacted by the issuance of approximately 8.8 million shares in October 2014 in connection with a private placement that raised approximately $9.7 million of new common equity capital.

Net Interest Income

Net interest income before loan loss provision recapture was $2.8 million for the third quarter of 2015, which is a decrease of $118 thousand, or 4%, from $2.9 million for the third quarter of 2014.  The slight decrease in net interest income compared to the third quarter of 2014 was primarily due to lower interest income on loans and higher interest expense on deposits and was partially offset by lower interest expense on FHLB advances.

Interest income and fees on loans were $3.5 million for the third quarter of 2015, down $157 thousand, or 4%, from the third quarter of 2014.  The decrease in loan interest income compared to the third quarter of 2014 was driven by a 37 basis point decrease in the average yield on loans to 4.91% for the third quarter of 2015 from 5.28% for the third quarter of 2014.  The lower average yield on loans for the third quarter of 2015 was primarily due to new originations at interest rates below the weighted average interest rate on the portfolio, and payoffs of higher rate loans, coupled with the impact of the downward repricing of our adjustable rate loans.  Partially offsetting this decrease was the impact of an $8.7 million growth in the total average loan portfolio, including loans held for sale, which increased to $287.3 million for the third quarter of 2015 from $278.6 million for the third quarter of 2014.  Nonetheless, interest income during the third quarter of 2015 was negatively impacted by the sale of $59.0 million of MFR loans during the first half of 2015.

Total interest expense was $931 thousand for the third quarter of 2015, down $28 thousand, or 3%, from the third quarter of 2014.  Interest expense on deposits was $485 thousand for the third quarter of 2015, up $64 thousand, or 15%, from the third quarter of 2014.  The increase in deposit interest expense compared to the third quarter of 2014 was due to growth in money market and certificates of deposit accounts.  The average balance of deposits increased by $26.5 million to $241.9 million in the third quarter of 2015 compared to $215.4 million in the third quarter of 2014.

Interest expense on borrowings was $446 thousand for the third quarter of 2015, down $92 thousand, or 17%, from the third quarter of 2014.  The decrease in interest expense on borrowings primarily reflected a decrease of $81 thousand in interest expense on FHLB advances and a decrease of $11 thousand in interest expense on the Debentures as a result of a partial repayment in late 2014.  The decrease of $81 thousand in interest expense on FHLB advances was primarily due to a decrease of 35 basis points in the average cost of FHLB advances and a decrease of $2.0 million in the average balance of FHLB advances.

For the nine months ended September 30, 2015, net interest income before loan loss provision recapture totaled $8.9 million, up $269 thousand, or 3%, from $8.6 million of net interest income before loan loss provision recapture for the same period a year ago, as the impact of higher average interest-earning assets more than offset the impact of lower net interest margin.  Average interest-earning assets increased by $28.6 million to $352.6 million for the nine months ended September 30, 2015 compared to $324.0 million for the same period in 2014.  Net interest margin decreased by 19 basis points to 3.36% for the nine months ended September 30, 2015 from 3.55% for the same period in 2014.

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

	For the three months ended September 30,

	2015			2014

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$4,924	$3	0.24%	$2,988	$4	0.54%
Federal Funds sold and other short-term investments	51,392	26	0.20%	24,633	15	0.24%
Securities	15,243	84	2.20%	17,924	103	2.30%
Loans receivable (1)	287,349	3,524	4.91%	278,649	3,681	5.28%
FHLB stock	2,737	92	13.45%	3,737	72	7.71%
Total interest-earning assets	361,645	$3,729	4.12%	327,931	$3,875	4.73%
Non-interest-earning assets	7,594			7,361
Total assets	$369,239			$335,292

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$23,688	$31	0.52%	$15,523	$14	0.36%
Passbook deposits	36,259	29	0.32%	36,339	30	0.33%
NOW and other demand deposits	28,262	5	0.07%	30,870	7	0.09%
Certificate accounts	153,656	420	1.09%	132,658	370	1.12%
Total deposits	241,865	485	0.80%	215,390	421	0.78%
FHLB advances	77,500	409	2.11%	79,500	490	2.46%
Junior subordinated debentures (2)	5,100	37	2.90%	6,000	48	3.20%
Senior debt (3)	-	-	-	2,831	-	-
Total interest-bearing liabilities	324,465	$931	1.15%	303,721	$959	1.26%
Non-interest-bearing liabilities	4,861			4,634
Stockholders’ Equity	39,915			26,937
Total liabilities and stockholders’ equity	$369,239			$335,292

Net interest rate spread (4)		$2,798	2.97%		$2,916	3.47%
Net interest rate margin (5)			3.09%			3.56%

(1)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans receivable held for sale.

(2)       2014 interest expense included compounding on past due interest.  Interest on the Debentures was brought current in October 2014.

(3)       No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% post modification.  Paid off in October 2014.

(4)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended September 30,

	2015			2014

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$3,218	$7	0.29%	$2,999	$10	0.44%
Federal Funds sold and other short-term investments	31,002	50	0.22%	33,761	60	0.24%
Securities	15,902	268	2.25%	14,962	271	2.42%
Loans receivable (1)	298,987	11,027	4.92%	268,512	10,996	5.46%
FHLB stock	3,506	394	14.98%	3,737	209	7.46%
Total interest-earning assets	352,615	$11,746	4.44%	323,971	$11,546	4.75%
Non-interest-earning assets	7,174			8,275
Total assets	$359,790			$332,246

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$19,231	$66	0.46%	$15,629	$45	0.38%
Passbook deposits	36,585	87	0.32%	36,725	89	0.32%
NOW and other demand deposits	28,929	16	0.07%	30,834	21	0.09%
Certificate accounts	143,805	1,166	1.08%	129,342	1,154	1.19%
Total deposits	228,550	1,335	0.78%	212,530	1,309	0.82%
FHLB advances	82,811	1,405	2.26%	79,500	1,466	2.46%
Junior subordinated debentures (2)	5,100	108	2.82%	6,000	142	3.16%
Senior debt (3)	-	-	-	2,867	-	-
Total interest-bearing liabilities	316,461	$2,848	1.20%	300,897	$2,917	1.29%
Non-interest-bearing liabilities	4,495			4,936
Stockholders’ Equity	38,833			26,413
Total liabilities and stockholders’ equity	$359,789			$332,246

Net interest rate spread (4)		$8,898	3.24%		$8,629	3.46%
Net interest rate margin (5)			3.36%			3.55%

(1)       Amount is net of deferred loan fees, loan discounts, and loans in process, and includes loans receivable held for sale.

(2)       2014 interest expense included compounding on past due interest.  Interest on the Debentures was brought current in October 2014.

(3)       No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% post modification.  Paid off in October 2014.

(4)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We recorded a $200 thousand loan loss provision recapture for the third quarter of 2015, compared to a $950 thousand loan loss provision recapture for the third quarter of 2014.  The loan loss provision recapture during the third quarter of 2015 was primarily due to the continued improvements in asset quality and declines in net charge-offs and overall historical loss factors.  See “Allowance for Loan Losses” for additional information.

For the nine months ended September 30, 2015, we recorded a loan loss provision recapture of $1.7 million compared to $2.5 million for the same period a year ago.  The loan loss provision recapture during the first nine months of 2015 primarily reflected a reduction in the loans held for investment portfolio and continued improvements in asset quality.

Non-interest Income

Non-interest income was $992 thousand for the third quarter of 2015, up $827 thousand, or 501%, from the third quarter of 2014.  The increase in non-interest income from the third quarter of 2014 was primarily due to a gain of $738 thousand on the sale of MFR loans and an increase of $23 thousand in gain on sale of REOs.

For the nine months ended September 30, 2015, non-interest income totaled $2.1 million compared to $562 thousand for the same period a year ago.  The increase in non-interest income was primarily due to a gain on sale of loans of $1.3 million during the first nine months of 2015.  We also received a CDFI grant that was $155 thousand larger than last year and recorded higher gains on the sale of REOs during the first nine months of 2015 compared to the same period of 2014.

Non-interest Expense

Non-interest expense was $3.0 million for the third quarter of 2015, down $263 thousand, or 8%, from the third quarter of 2014.  The decrease in non-interest expense from the third quarter of 2014 was primarily due to a decrease of $64 thousand in compensation and benefits expense, a decrease of $57 thousand in REO expense, primarily due to reduced valuation write-downs, a decrease of $55 thousand in FDIC assessments, primarily due to a reduction in our assessment rate, and a decrease of $149 thousand in other expense, primarily reflecting lower appraisal expenses and the reversal of previously recognized provisions related to unfunded loan commitments resulting from a decrease in unfunded loan commitments.  These decreases were partially offset by an increase of $74 thousand in professional services expense, primarily legal expense.

For the nine months ended September 30, 2015, non-interest expense totaled $9.3 million compared to $9.9 million for the same period a year ago.  The decrease in non-interest expense during the first nine months of 2015 primarily reflected a decrease of $111 thousand in professional services expense, a decrease of $230 thousand in FDIC assessments, a decrease of $282 thousand in REO expenses and a decrease of $135 thousand in other expense, which were partially offset by an increase of $179 thousand in compensation and benefits expense.  Professional services expense for the first nine months of 2015 was lower than in the first nine months of 2014 due to legal and consulting fees incurred in 2014 in connection with negotiating an extension of the maturity of the Debentures.  The decrease in REO expense during the first nine months of 2015 was primarily due to lower provisions for losses on REO, reflecting fewer foreclosures and more stable property values.  Other expense for the first nine months of 2015 was lower than in the first nine months of 2014 due to lower appraisal expenses, primarily because we have fewer problem loans.  Compensation and benefits expense for the first nine months of 2015 increased primarily due to salary increases and a decrease in salaries deferred as loan origination costs.

Income Taxes

For the three months ended September 30, 2015, income tax expense was $8 thousand, compared to $0 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, income tax expense was $16 thousand compared to $3 thousand for the nine months ended September 30, 2014.  The lower tax expense and effective tax rate for 2015 and 2014 primarily reflected the statutory minimum taxes paid to the state of California, and the use of tax carryforwards to offset current taxable income in the periods presented.

Financial Condition

Total Assets

Total assets were $403.9 million at September 30, 2015, which represented an increase of $53.0 million, or 15%, from total assets of $350.9 million at December 31, 2014.  The increase in assets during the first nine months of 2015 was primarily from an increase in deposits in late September from one customer relationship.  The growth in assets was primarily invested in cash and cash equivalents, which increased by $129.7 million, reflecting the increase of $57.1 million in deposits, plus the sale of $140.2 million in MFR loans and repayments of $30.6 million, net of originations of $100.2 million, a decrease of $2.3 million in securities available-for-sale and a decrease of $1.5 million in REO.

Loans Receivable Held for Sale

Loans receivable held for sale at September 30, 2015 and December 31, 2014 totaled $27.9 million and $19.5 million, respectively, and consisted of MFR loans.  During the first nine months of 2015, we transferred $91.6 million of MFR loans from the held-for-investment portfolio to the held-for-sale portfolio and allocated $57.6 million, or 57%, of our loan originations during the period to the held-for-sale portfolio as part of our loan concentration risk management program and sold $140.2 million of MFR loans during the period.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $80.3 million to $204.8 million at September 30, 2015, from $285.1 million at December 31, 2014.  The decrease in our loan portfolio during the first nine months of 2015 primarily consisted of a decrease of $61.2 million in our MFR residential real estate loan portfolio primarily due to transfers to the held-for-sale portfolio, and decreases of $8.1 million in our single family residential real estate loan portfolio, $4.4 million in our commercial real estate loan portfolio and $5.6 million in our church loan portfolio, due to payoffs.

Gross loans originated for investment (excluding the $57.6 million of MFR loans originated for-sale) totaled $42.6 million for the nine months ended September 30, 2015, compared to gross loans originated for investment of $67.2 million for the nine months ended September 30, 2014.  Loan repayments for the nine months ended September 30, 2015 totaled $30.6 million, compared to $32.1 million for the nine months ended September 30, 2014.  Loans transferred to our held-for-sale portfolio during the nine months ended September 30, 2015 totaled $91.6 million.

Gross loan charge-offs during the first nine months of 2015 totaled $53 thousand, compared to gross loan charge-offs of $483 thousand during the first nine months of 2014.  Loans transferred to REO during the first nine months of 2015 totaled $843 thousand, compared to $3.3 million during the first nine months of 2014.

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

Our ALLL decreased by $1.7 million to $6.7 million, or 3.28% of our gross loans receivable held for investment, at September 30, 2015, from $8.5 million, or 2.97% of our gross loans receivable held for investment, at December 31, 2014, primarily reflecting $1.7 million of loan loss provision recapture.  The reduction in ALLL at September 30, 2015 compared to December 31, 2014, and the loan loss provision recaptures during 2015, reflect the results of our quarterly reviews of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

We believe that our asset quality is strong as our loan delinquencies and non-performing loans are at their lowest levels since December 2009.  As of September 30, 2015, we had total delinquencies of $1.3 million, compared to total delinquencies of $2.5 million at December 31, 2014.  Loan delinquencies decreased by $1.2 million during the first nine months of 2015 primarily due to payoffs of $292 thousand and transfers to REO of $843 thousand.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2015, NPLs totaled $5.7 million, compared to $8.9 million at December 31, 2014.  The decrease of $3.2 million in NPLs was primarily due to net loan upgrades to accrual status of $423 thousand, transfers to REO of $843 thousand, payoffs of $1.3 million, repayments of $525 thousand and charge-offs of $53 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2015, $4.6 million, or 81%, of our total NPLs of $5.7 million were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 117.13% at September 30, 2015 from 95.52% at December 31, 2014.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  Gross loan charge-offs during the first nine months of 2015 were $53 thousand compared to $483 thousand during the first nine months of 2014.  The charge-offs during the first nine months of 2015 were primarily due to impairment losses on a foreclosed church loan and a delinquent single-family residential real estate loan that was fully written off.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of September 30, 2015, we had written down 65% of our NPLs to estimated fair value less estimated selling costs.  The remaining 35% of our NPLs at September 30, 2015 had specific reserves or were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.  As of September 30, 2015, the average loan-to-value on NPLs was 51%.

Recoveries during the first nine months of 2015 totaled $16 thousand compared to $1.9 million during the first nine months of 2014.  Recoveries during the first nine months of 2014 were primarily due to payoffs of two non-accrual loans secured by church properties and two commercial loans which had been fully written off in late 2011 and due to a settlement of a loan which had been previously written down in exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan.

Impaired loans at September 30, 2015 were $18.8 million, compared to $23.5 million at December 31, 2014.  Specific reserves for impaired loans were $1.3 million, or 7.06% of the aggregate impaired loan amount at September 30, 2015, compared to $1.5 million, or 6.40%, at December 31, 2014.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) increased to 2.90% at September 30, 2015, from 2.66% at December 31, 2014.

Management believes that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2015, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

During the first nine months of 2015, REO decreased by $1.5 million to $558 thousand at September 30, 2015, from $2.1 million at December 31, 2014.  During the first nine months of 2015, two church loans totaling $843 thousand were foreclosed and the properties securing the loans were transferred to REO.  Three REO properties were sold during 2015 for net proceeds of $2.3 million and a net gain of $75 thousand.  At September 30, 2015, the Bank’s REO consisted of one church property, which was sold early in the fourth quarter of 2015.

Deposits

Deposits totaled $274.9 million at September 30, 2015, up $57.0 million from December 31, 2014.  During the first nine months of 2015, certificates of deposit increased by $44.1 million and represented 65% of total deposits at September 30, 2015, compared to 62% of total deposits at December 31, 2014.  Core deposits (NOW, demand, money market and passbook accounts) increased by $12.9 million during the first nine months of 2015 and represented 35% of total deposits at September 30, 2015, compared to 38% of total deposits at December 31, 2014.  During the third quarter of 2015, a long-time customer deposited approximately $12.5 million in his money market and NOW accounts, and opened a two-year certificate of deposit in the amount of $40.0 million.

Borrowings

At September 30, 2015, total borrowings consisted of advances to the Bank from the FHLB of $77.5 million and debentures issued by the Company of $5.1 million.  At December 31, 2014, total borrowings consisted of advances from the FHLB of $86.0 million and Debentures of $5.1 million.  During the first nine months of 2015, we repaid $8.5 million of the FHLB advance with proceeds from our loan sale in June.

Stockholders’ Equity

Stockholders’ equity was $40.6 million, or 10.06% of the Company’s total assets, at September 30, 2015, compared to $37.3 million, or 10.62% of the Company’s total assets, at December 31, 2014.  The increase in stockholders’ equity during the first nine months of 2015 was primarily due to net earnings for such period.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank, as of September 30, 2015, to borrow an additional $30.2 million.  Also, the Bank has received cash from equity contributions by the Company during 2013 and 2014.

The Bank’s primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at September 30, 2015 consisted of $150.5 million in cash and cash equivalents and $14.1 million in securities available-for-sale that were not pledged, compared to liquid assets of $20.8 million in cash and cash equivalents and $15.9 million in securities available-for-sale that were not pledged at December 31, 2014.  The high levels of liquid assets as of September 30, 2015 reflect the proceeds from $82 million in loan sales that closed in September 2015 and the cash from new retail deposits.  The Bank is committed to purchase $110 million of prime single family residential loans early in the fourth quarter of 2015, subject to due diligence and appropriate documentation.  This purchase will be funded from cash and cash equivalents.  We believe that this purchase will help us grow our core earnings and diversify our loan portfolio.

Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014.  The Company has not been able to obtain funds from the Bank since 2010 as the Order placed limitations on the Bank, including prohibition of the payment of dividends by the Bank without prior regulatory approval.

The Company recorded consolidated net cash outflows from operating activities of $9.1 million during the nine months ended September 30, 2015, compared to consolidated net cash inflows from operating activities of $1.2 million during the nine months ended September 30, 2014.  Net cash outflows from operating activities during the first nine months of 2015 were primarily attributable to originations of loans held-for-sale.

The Company recorded consolidated net cash inflows from investing activities of $90.2 million during the nine months ended September 30, 2015, compared to consolidated net cash outflows from investing activities of $40.8 million during the nine months ended September 30, 2014.  Net cash inflows from investing activities during the first nine months of 2015 were primarily attributable to proceeds from sale of loans, principal repayments on securities, proceeds from sale of REOs and proceeds from redemption of FHLB stock.

The Company recorded consolidated net cash inflows from financing activities of $48.6 million and $2.7 million during the nine months ended September 30, 2015 and 2014, respectively.  Net cash inflows from financing activities during the first nine months of 2015 were primarily attributable to the increase in deposits described above.

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

Common Equity Tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, and deferred tax assets that arise from tax loss and credit carryforwards.  Tier 1 capital is primarily comprised of Common Equity Tier 1 capital, perpetual preferred stock and certain qualifying capital instruments that are subject to phase-out from Tier 1 capital.  Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

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

The Bank is subject to higher capital requirements under the Consent Order entered into by the Bank with the OCC on October 30, 2013.  The Consent Order raised the Bank’s minimum capital requirements to 9% for Tier 1 Leverage ratio (Tier 1 capital to adjusted total assets) and 13% for Total Capital ratio (Total capital to risk-weighted assets).  The Bank was in compliance with all capital requirements in effect at September 30, 2015 and December 31, 2014.

Actual and required capital amounts and ratios at September 30, 2015 and December 31, 2014, together with the higher capital requirements that the Bank is required to meet under the Consent Order applicable to it, are presented below.

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015:
Tier 1 Leverage	$43,716	11.83%	$14,782	4.00%	$33,259	9.00%
Common Equity Tier 1	$43,716	20.08%	$9,799	4.50%	N/A	N/A
Tier 1	$43,716	20.08%	$13,065	6.00%	N/A	N/A
Total Capital	$46,487	21.35%	$17,420	8.00%	$28,307	13.00%

December 31, 2014:
Tier 1 Leverage	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2015.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.  There were no significant changes during the quarter ended September 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 13, 2015	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	November 13, 2015	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer