Form 10-K
period 2015-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2016-03-28
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2015 and 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $39,619,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 11, 2016, 21,405,188 shares of the Registrant's voting common stock and 7,671,520 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2016 annual meeting of stockholders, which will be filed no later than May 1, 2016, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) actions undertaken by both current and potential new competitors; (6) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (7) the effect of changes in economic conditions; (8) the effect of geopolitical uncertainties; (9) an inability to obtain and retain sufficient operating cash at our holding company level; and (10) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ii

PART I

ITEM 1.  BUSINESS

General

Broadway Financial Corporation (the "Company") was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association ("Broadway Federal" or the "Bank") as part of the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank's name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly-owned subsidiary of the Company in January 1996.

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

Available Information

Our internet website address is www.broadwayfederalbank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge by sending a written request to Broadway Financial Corporation, 5055 Wilshire Boulevard, Suite 500, Los Angeles, California 90036 Attention: Alice Wong. The above reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

Business Overview

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal's principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by (i) residential properties with five or more units ("multi-family"), (ii) commercial real estate and (iii) residential properties with one-to-four units ("single family"). In addition, we invest in securities issued by the federal government and federal agencies, residential mortgage-backed securities and other investments.

Our revenue is derived primarily from interest income on loans and investments. Our principal costs are interest expenses that we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly monetary trends and conditions, including changes in market interest rates and the differences in market interests rates for the interest bearing deposits and borrowings that are our principal funding sources and the interest yielding assets in which we invest, as well as government policies and actions of regulatory authorities.

Regulatory Orders

Following a full regulatory review of the Bank in July 2015, the OCC terminated the Consent Order applicable to the Bank effective November 23, 2015. The Consent Order, which was entered into by the Bank with the OCC in October 2013, superseded Orders to Cease and Desist that the Bank and the Company entered into with the Office of Thrift Supervision ("OTS"), the former primary regulator of the Bank and the Company, in September 2010. The Order to Cease and Desist applicable to the Company was terminated by the FRB on February 5, 2016. See Regulation for more information on the Consent Order.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by single family residential properties, multi-family properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2015, our net loan portfolio totaled $304.2 million, or 75% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs") and hybrid ARM loans (ARM loans having an initial fixed rate period) for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2015, more than 99% of our mortgage loans had adjustable rate features.

The types of loans that we originate are subject to federal laws and regulations. The interest rates that we charge on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative tax policies.

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$130,891	42.50%	$39,792	14.03%	$46,459	18.09%	$57,733	21.95%	$76,671	22.58%
Multi-family	118,616	38.52%	171,792	60.58%	113,218	44.09%	83,305	31.67%	108,075	31.82%
Commercial real estate	11,442	3.72%	16,722	5.90%	26,697	10.39%	41,124	15.63%	54,259	15.98%
Church	46,390	15.06%	54,599	19.26%	67,934	26.45%	76,225	28.98%	88,994	26.20%
Construction	343	0.11%	387	0.14%	424	0.17%	735	0.28%	3,790	1.12%
Commercial	270	0.09%	262	0.09%	2,067	0.80%	3,895	1.48%	6,896	2.03%
Consumer	4	0.00%	9	0.00%	38	0.01%	35	0.01%	929	0.27%

Gross loans	307,956	100.00%	283,563	100.00%	256,837	100.00%	263,052	100.00%	339,614	100.00%

Plus:
Premiums on loans purchased	709		228		272		—		—
Deferred loan costs, net	349		1,333		901		557		473
Less:
Unamortized discounts	15		16		17		17		18
Allowance for loan losses	4,828		8,465		10,146		11,869		17,299

Total loans held for investment	$304,171		$276,643		$247,847		$251,723		$322,770

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family loans and, to a lesser extent, commercial real estate loans. These loans are secured primarily by apartment buildings or by properties used for business purposes, such as small office buildings, health care facilities and retail facilities located in our primary market area. However, since 2012, we have primarily focused our efforts on the origination of multi-family loans for apartment buildings with five or more units.

Our multi-family loans amounted to $118.6 million and $171.8 million at December 31, 2015 and 2014, respectively. Multi-family loans represented 39% of our gross loan portfolio at December 31, 2015 compared to 61% of our gross loan portfolio at December 31, 2014. In order to comply with regulatory loan concentration guidelines, $90.2 million of multi-family loans were transferred from held for investment to held for sale during 2015. All of the multi-family residential mortgage loans outstanding at December 31, 2015 were ARMs. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2015, our single largest multi-family credit had an outstanding balance of $3.7 million, was current, and was secured by a 26-unit apartment complex in Burbank, California. At December 31, 2015, the average balance of a loan in our multi-family portfolio was $601 thousand.

Our commercial real estate loans amounted to $11.4 million and $16.7 million at December 31, 2015 and 2014, respectively. Commercial real estate loans represented 4% of our gross loan portfolio at December 31, 2015 compared to 6% of our gross loan portfolio at December 31, 2014. All of the commercial real estate loan outstanding at December 31, 2015 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2015, our single largest commercial real estate credit had an outstanding principal balance of $1.7 million, was current and was secured by a gasoline station located in Los Angeles, California. At December 31, 2015, the average balance of a loan in our commercial real estate portfolio was $409 thousand.

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

Loans secured by multi-family and commercial real properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the purchase price or the appraised value of the collateral.

We seek to mitigate the risks associated with multi-family and commercial real estate loans by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 115% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by management-approved independent appraisers. Title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2015, our out-of-state loans totaled $3.1 million and our single largest out-of-state credit had an outstanding principal balance of $677 thousand, was current, and was secured by a church building located in Chandler, Arizona.

Our church loans totaled $46.4 million and $54.6 million at December 31, 2015 and 2014, respectively. Church loans represented 15% of our gross loan portfolio at December 31, 2015 compared to 19% of our gross loan portfolio at December 31, 2014. We ceased originating church loans in 2010. As of December 31, 2015, our single largest church loan had an outstanding balance of $3.7 million, was current, and was secured by a church building in Los Angeles, California. At December 31, 2015, the average balance of a loan in our church loan portfolio was $559 thousand.

Single Family Mortgage Lending

While we have been primarily a multi-family and commercial real estate lender, we also originate and purchase ARMs and fixed rate loans secured by single family residences, including investor-owned properties, with maturities of up to 30 years. During 2015, we purchased $99.7 million principal amount of single-family loans, which increased the percentage of our gross loan portfolio represented by single-family loans to 43% at December 31, 2015, compared to 14% at December 31, 2014. Single family loans totaled $130.9 million and $39.8 million at December 31, 2015 and 2014, respectively. Of the single family residential mortgage loans that we had outstanding at December 31, 2015, more than 99% had adjustable rate features. The single-family loans we purchased during 2015 were secured by properties primarily located in Northern California. Substantially all of the single family loans we originate are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Of the $130.9 million of single family loans at December 31, 2015, $19.3 million are secured by investor-owned properties.

The interest rates for our single family ARMs are indexed to COFI, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust monthly, semi-annually, and annually. Borrowers are required to make monthly payments under the terms of such loans.

We qualify our ARM borrowers based upon the fully indexed interest rate (LIBOR or other index plus an applicable margin, rounded to the nearest one-eighth of 1%) provided by the terms of the loan. However, we may discount the initial rate paid by the borrower to adjust for market and other competitive factors. The ARMs that we offer have a lifetime adjustment limit that is set at the time that the loan is approved. In addition, because of interest rate caps and floors, market rates may exceed or go below the respective maximum or minimum rates payable on our ARMs.

Mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event that the borrower transfers ownership of the property.

Construction Lending

Construction loans totaled $343 thousand and $387 thousand at December 31, 2015 and 2014, respectively, representing less than 1% of our gross loan portfolio. We provide loans for construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

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

Commercial Lending

We originate non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $270 thousand and $262 thousand at December 31, 2015 and 2014, respectively. Commercial loans represented less than 1% of our gross loan portfolio at December 31, 2015 and 2014.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2015	2014	2013
	(In thousands)
Gross loans (1):
Beginning balance	$302,856	$256,837	$282,421
Loans originated:
Single family	1,921	—	1,040
Multi-family	110,525	95,495	37,349
Commercial real estate	—	—	—
Church	—	—	—
Construction	—	—	—
Commercial	75	56	103
Consumer	—	—	—

Total loans originated	112,521	95,551	38,492

Loans purchased:
Single family	99,663	—	—
Multi-family	—	—	10,610

Total loans purchased	99,663	—	10,610

Less:
Principal repayments	41,690	42,900	51,853
Sales of loans	164,103	3,291	16,490
Loan charge-offs	89	693	3,302
Transfer of loans to real estate owned	1,202	2,648	3,041

Ending balance (2)	$307,956	$302,856	$256,837

(1)
Amount is before deferred origination costs, purchase premiums and discounts.

(2)
Includes loans receivable held for sale totaling $19.3 million at December 31, 2014, exclusive of $188 thousand in deferred origination costs. We did not have any loans receivable held for sale at December 31, 2015 and December 31, 2013.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $5,000,000, the new loan must be approved by a Senior Underwriter, the Chief Executive Officer or Chief Credit Officer, plus a majority of the Board-appointed non-management Loan Committee members. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We purchased $99.7 million principal amount of loans secured by single family residential units during 2015 and $10.6 million principal amount of loans secured by multi-family residential units during 2013. The single family loans purchased in 2015 are being serviced by the seller. We did not purchase any loans during the year ended December 31, 2014.

We originate loans for investment and for sale. Loan sales are made from the loans receivable held-for-sale portfolio and from loans originated during the period that are designated as held for sale. During 2015, multi-family loans originated for sale totaled $57.7 million. We did not originate loans for sale during 2014. In order to comply with regulatory loan concentration guidelines, we transferred $90.2 million and $22.8 million of multi-family loans from held for investment to held for sale during the year 2015 and 2014, respectively. Loan sales during the year 2015 and 2014 totaled $164.1 million and $3.3 million, respectively.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2015 and 2014, we were servicing $4.7 million and $7.5 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2015 and 2014, we had $41 thousand and $63 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2015, and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$59	$3	$96	$—	$343	$—	$4	$505
After one year:
One year to five years	298	602	2,119	4,232	—	—	—	7,251
After five years	130,534	118,011	9,227	42,158	—	270	—	300,200

Total due after one year	130,832	118,613	11,346	46,390	—	270	—	307,451

Total	$130,891	$118,616	$11,442	$46,390	$343	$270	$4	$307,956

The following table presents the dollar amount of gross loans receivable at December 31, 2015 that are contractually due after December 31, 2016, and whether such loans have fixed interest rates or adjustable interest rates.

	Adjustable	Fixed	Total
	(Dollars in thousands)
Single family	$130,231	$601	$130,832
Multi-family	118,613	—	118,613
Commercial real estate	11,346	—	11,346
Church	46,390	—	46,390
Commercial	203	67	270

Total	$306,783	$668	$307,451

% of total	99.78%	0.22%	100.00%

Some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed rate period or may be subject to interest rate floors. Loans in their initial fixed rate period totaled $195.5 million or 63% of our loan portfolio.

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

The following table shows our loan delinquencies by type and amount at the dates indicated.

	December 31, 2015				December 31, 2014				December 31, 2013
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Single family	—	$—	—	$—	—	$—	—	$—	—	$—	2	$585
Multi-family	—	—	—	—	—	—	—	—	—	—	1	545
Commercial real estate	—	—	—	—	—	—	—	—	—	—	1	1,016
Church	—	—	1	456	1	180	2	987	1	323	5	4,877
Construction	—	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	1	$456	1	$180	2	$987	1	$323	9	$7,023

% of Gross Loans (1)		0.00%		0.15%		0.06%		0.33%		0.13%		2.73%

(1)
Includes loans receivable held for sale.

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2015 decreased to $4.6 million, or 1.14% of total assets, from $10.9 million, or 3.12% of total assets, at December 31, 2014.

Non-accrual loans decreased $4.7 million to $4.2 million at December 31, 2015, from $8.9 million at December 31, 2014. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2015, $3.2 million, or 76% of our non-accrual loans, were current in their payments, but were treated as non-accruals primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information and an insufficient period of satisfactory performance. The $4.7 million decrease in non-accrual loans was primarily due to payoffs of $1.4 million, transfers to REO of $1.2 million, loan sale of $857 thousand, returns to accrual status of $886 thousand, repayments of $544 thousand and charge-offs of $89 thousand, which were partially offset by the placement of a church loan for $394 thousand into non-accrual status.

REO decreased $1.7 million to $360 thousand at December 31, 2015, from $2.1 million at December 31, 2014. During 2015, three church loans were foreclosed and the properties securing the loans were transferred to REO at fair values totaling $1.2 million. Four REO properties were sold during 2015 for net proceeds of $2.9 million and a cumulative net loss of $45 thousand. At December 31, 2015, the Bank's REO consisted of one church building.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Single family	$302	$736	$1,441	$8,145	$7,974
Multi-family	779	1,618	2,985	4,268	5,946
Commercial real estate	259	1,174	1,391	7,090	5,787
Church	2,887	5,232	11,735	17,245	24,669
Construction	—	—	—	273	302
Commercial	—	102	150	69	70

Total non-accrual loans	4,227	8,862	17,702	37,090	44,748
Loans delinquent 90 days or more and still accruing	—	—	—	—	—
Real estate owned acquired through foreclosure	360	2,082	2,084	8,163	6,699

Total non-performing assets	$4,587	$10,944	$19,786	$45,253	$51,447

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	1.37%	2.93%	6.89%	13.13%	12.66%
Non-performing assets as a percentage of total assets	1.14%	3.12%	5.95%	12.11%	12.43%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2015 or 2014. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2015.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments). In addition, we reverse all previously accrued and uncollected interest for those loans through a charge to interest income. While loans are in non-accrual status, interest received on such loans is credited to principal, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non-accrual loans totaled $3.8 million at December 31, 2015 and $5.5 million at December 31, 2014. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $11.5 million at December 31, 2015 and $14.7 million at December 31, 2014.

During 2015, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $810 thousand. Actual interest recognized on non-accrual loans and included in net income for the year 2015 was $246 thousand, primarily reflecting interest recoveries on non-accrual loans that were paid off.

We update our estimates of collateral value on loans when they become 90 days past due and to the extent the loans remain delinquent, every nine months thereafter. We obtain updated estimates of collateral value earlier than at 90 days past due for loans to borrowers who have filed for bankruptcy or for certain other loans when our Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For single family loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. Our policy is to make a charge against our allowance for loan losses, and correspondingly reduce the book value of a loan, to the extent that the collateral value of the property securing a loan is less than our recorded investment in the loan. See "Allowance for Loan Losses" for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. At December 31, 2015, we had $360 thousand in REO, which consisted of one church building. We had $2.1 million in REO at December 31, 2014, which consisted of two church buildings.

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

Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly. The following table provides information regarding our criticized (Special Mention) and classified assets (Substandard) at the dates indicated.

	December 31, 2015		December 31, 2014
	Number	Amount	Number	Amount
	(Dollars in thousands)
Special Mention	13	$4,340	26	$6,564
Substandard	32	14,833	41	18,587

Total	45	$19,173	67	$25,151

Classified assets decreased $3.8 million to $14.8 million at December 31, 2015, from $18.6 million at December 31, 2014, primarily due to $2.5 million in repayments, $2.9 million of REO sales, $857 thousand of loan sale and $89 thousand of charge-offs, which were partially offset by $2.6 million of classification downgrades. Criticized assets decreased $2.3 million to $4.3 million at December 31, 2015, from $6.6 million at December 31, 2014, primarily due to $1.6 million of classification upgrades and $683 thousand of repayments.

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

The ALLL is increased by provisions for loan losses which are charged to earnings and is decreased by recaptures of loan loss provision and charge-offs, net of recoveries. Provisions are recorded to increase the ALLL to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience, conditions in the real estate and housing markets, current economic conditions and trends, particularly levels of unemployment, and changes in the size of the loan portfolio.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2015, impaired loans totaled $15.8 million and had an aggregate specific allowance allocation of $995 thousand.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (single family, multi-family, commercial real estate, construction, commercial and consumer) and loan classification (pass, watch, special mention, substandard and doubtful). With the use of a migration to loss analysis, we calculate our historical loss rate and assign estimated loss factors to the loan classification categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $4.8 million, or 1.56% of loans held for investment was appropriate at December 31, 2015, compared to $8.5 million, or 2.99% of loans held for investment at December 31, 2014.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2015. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single family	$597	42.50%	$1,174	14.03%	$1,930	18.09%	$2,060	21.95%	$4,855	22.58%
Multi-family	1,658	38.52%	2,726	60.58%	1,726	44.09%	2,122	31.67%	2,972	31.82%
Commercial real estate	469	3.72%	496	5.90%	1,473	10.39%	2,685	15.63%	3,108	15.98%
Church	2,083	15.06%	4,047	19.26%	4,949	26.45%	4,818	28.98%	5,742	26.20%
Construction	3	0.11%	7	0.14%	7	0.17%	8	0.28%	249	1.12%
Commercial	18	0.09%	12	0.09%	55	0.80%	167	1.48%	247	2.03%
Consumer	—	0.00%	3	0.00%	6	0.01%	9	0.01%	126	0.27%

Total allowance for loan losses	$4,828	100.00%	$8,465	100.00%	$10,146	100.00%	$11,869	100.00%	$17,299	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated.

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance balance at beginning of year	$8,465	$10,146	$11,869	$17,299	$20,458
Charge-offs:
Single family	(4)	(133)	(220)	(5,138)	(896)
Multi-family	—	—	(661)	(104)	(438)
Commercial real estate	—	(8)	(1,180)	(544)	(4,544)
Church	(85)	(533)	(770)	(1,354)	(3,787)
Commercial	—	(19)	—	—	(3,916)
Consumer	—	—	—	—	(1,843)

Total charge-offs	(89)	(693)	(2,831)	(7,140)	(15,424)

Recoveries:
Single family	129	2	300	25	—
Multi-family	—	—	—	1	2
Commercial real estate	—	—	116	60	15
Church	23	859	25	15	4
Commercial	—	1,083	253	412	67
Consumer	—	—	—	7	24

Total recoveries	152	1,944	694	520	112

Provision (recapture) charged to earnings	(3,700)	(2,932)	414	1,190	12,153

Allowance balance at end of year	$4,828	$8,465	$10,146	$11,869	$17,299

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.02)%	(0.46)%	0.84%	2.12%	4.04%
ALLL as a percentage of gross loans, excluding loans receivable held for sale	1.56%	2.99%	3.95%	4.51%	5.09%
ALLL as a percentage of total non-accrual loans	114.22%	95.52%	57.32%	32.00%	38.66%
ALLL as a percentage of total non-performing assets	105.25%	77.35%	51.28%	26.23%	33.62%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, government Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2015, our securities portfolio, consisting primarily of residential mortgage-backed securities and one U.S federal agency bond, totaled $14.1 million, or 4% of total assets.

We classify investments as held-to-maturity or available-for-sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management or mitigating interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value. We currently have no securities classified as held-to-maturity securities.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2015. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2015
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$—	—%	$533	4.52%	$187	4.80%	$11,447	2.55%	$12,167	2.67%
U.S. Government and federal agency	—	—%	1,973	2.00%	—	—%	—	—%	1,973	2.00%

Total	$—	—%	$2,506	2.54%	$187	4.80%	$11,447	2.55%	$14,140	2.57%

At December 31, 2015, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.4 years.

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

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $6.9 million and $60.4 million, respectively, at December 31, 2015 compared to $8.1 million and $55.0 million, respectively, at December 31, 2014. At December 31, 2015, we had no brokered deposits or deposits obtained through the Certificate of Deposit Account Registry Service.

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2015.

	December 31, 2015
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$15,187	1.26%
Three to six months	40,663	0.99%
Six to twelve months	20,031	0.96%
Over twelve months	75,699	1.18%

Total	$151,580	1.11%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2015			2014			2013
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$21,917	9.12%	0.50%	$15,669	7.33%	0.38%	$16,585	7.12%	0.39%
Passbook deposits	36,252	15.09%	0.32%	36,752	17.20%	0.32%	37,376	16.05%	0.32%
NOW and other demand deposits	28,813	11.99%	0.07%	30,684	14.36%	0.08%	33,600	14.42%	0.08%
Certificates of deposit	153,291	63.80%	1.09%	130,593	61.11%	1.16%	145,366	62.41%	1.40%

Total	$240,273	100.00%	0.79%	$213,698	100.00%	0.81%	$232,927	100.00%	0.96%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2015, we had $72.0 million in FHLB advances and had the ability to borrow up to an additional $38.3 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2015	2014	2013
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$80,875	$80,345	$79,544
Maximum amount outstanding at any month-end during the year	$84,500	$86,000	$87,500
Balance outstanding at end of year	$72,000	$86,000	$79,500
Weighted average interest rate at end of year	2.15%	2.31%	2.49%
Average cost of advances during the year	2.24%	2.44%	2.60%
Weighted average maturity (in months)	24	23	32

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.07% at December 31, 2015. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

Market Area and Competition

Broadway Federal is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and Internet banking capabilities that are available using our website at www.broadwayfederalbank.com. We have two banking offices in Los Angeles and one banking office located in the nearby City of Inglewood.

The Los Angeles metropolitan area is a highly competitive banking market for making loans and attracting deposits. Although our offices are primarily located in low-to-moderate income communities that have historically been under-served by other financial institutions, we face significant competition for deposits and loans in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence.

Personnel

At December 31, 2015, we had 67 employees, which consisted of 62 full-time and 5 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Our Bank, Broadway Federal Bank, f.s.b, is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. Also, the Bank is a member of the FHLB System and is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Our savings and loan holding company, Broadway Financial Corporation, is regulated, examined and supervised by the FRB. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

The OCC regulates and examines most of our Bank's business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federal savings bank and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, including with respect to capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federal savings bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

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

The following paragraphs summarize certain of the laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that applies to us.

Regulatory Orders

As a result of significant deficiencies in the Company's and the Bank's operations noted in a regulatory examination in early 2010 by the OTS, the former primary regulator of the Bank and the Company, the Company and the Bank were declared to be in "troubled condition." The Bank and the Company each agreed to the issuance of Orders issued by OTS effective September 9, 2010, requiring, among other things, that the Company and the Bank take remedial actions to improve the Bank's loan underwriting and internal asset review procedures, to reduce the amount of its non-performing assets and to improve other aspects of the Bank's business, as well as the Company's management of its business and the oversight of the Company's business by the Board of Directors.

Effective October 30, 2013, the Order for the Bank was superseded by a Consent Order entered into by the Bank with the OCC. As part of the Consent Order, the Bank was required to maintain a Tier 1 Leverage ratio (Tier 1 capital to adjusted average total assets) of at least 9% and a Total Capital ratio (Total capital to risk-weighted assets) of at least 13%, which exceeded the respective 4% and 8% levels for such ratios generally required under OCC regulations at that time.

Following a full regulatory review of the Bank in July 2015, the OCC terminated the Consent Order effective November 23, 2015.

The Order applicable to the Company, which has been administered by the FRB since July 2012, was terminated by the FRB on February 5, 2016.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, the OTS, our former primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations. The FRB acquired the OTS' authority over all savings and loan holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to consolidated capital requirements. The Dodd-Frank Act requires savings and loan holding companies to serve as a source of financial strength for any subsidiary of the entity that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

The Dodd-Frank Act also includes provisions changing the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, and making permanent the $250,000 limit for federal deposit insurance that had initially been established on a temporary basis in reaction to the economic downturn in 2008.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection ("CFPB"). The CFPB has authority to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB's supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets.

The Dodd-Frank Act also includes other provisions that require or permit further rulemaking by the federal bank regulatory agencies, which may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

In July 2013, the federal banking regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Broadway Federal. The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

  •
  4.5% CET1 to risk-weighted assets;
  •
  6.0% Tier 1 capital (calculated as CET1 plus Additional Tier 1 capital) to risk-weighted assets;
  •
  8.0% Total capital (calculated as Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
  •
  4.0% Tier 1 capital to average consolidated assets (known as the "leverage ratio").

The Basel III Capital Rules also introduced a new "capital conservation buffer", composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on January 1 of each subsequent year, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4.0%.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over the following three years (beginning at 40% on January 1, 2015 and at an additional 20% each year thereafter).

In addition, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded automatically; however, non-advanced approaches banking organizations, including Broadway Federal, are able to make a one-time permanent election to continue to exclude these items. The Bank has made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their available-for-sale securities portfolio.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands both the number of risk-weighting categories and the risk sensitivity of many categories. The risk weights assigned to a particular category of assets will depend on the nature of the assets, and range from 0% for U.S. government and agency securities to 600% for certain equity exposures. On balance, the new standards result in higher risk weights for a number of asset categories.

The Basel III Capital Rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under "Prompt Corrective Action."

Management believes that, as of December 31, 2015, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended ("FDIA"), requires the federal banking agencies to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. The OCC performs this function with respect to the Bank. The FDIA includes the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

Generally, a capital restoration plan must be filed with the OCC within 45 days after the date a depository institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.

The Basel III Capital Rules contain revisions to the prompt corrective action framework. Under the prompt corrective action requirements, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new CET1 capital to risk weighted assets of 6.5%; (ii) a Tier 1 capital to risk weighted assets of 8% (increased from 6%); (iii) a total capital to risk weighted assets of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

At December 31, 2015, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2015 and 2014 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tier 1 (Leverage)	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

(1)
No longer in effect because the Consent Order applicable to the Bank was terminated in November 2015.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks, including federal savings banks, up to prescribed statutory limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor, per ownership category.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC's Deposit Insurance Fund ("DIF"). The amount of the assessment paid by an institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank's assessment rate was increased during the period from September 2010 when the Order applicable to the Bank went into effect until late 2015 when the Consent Order was terminated by the OCC.

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

As required by the Dodd-Frank Act, the FDIC adopted a new Deposit Insurance Fund restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated deposit insurance reserve ratio from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets.

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

Guidance on Commercial Real Estate Lending

In October 2009, the federal banking agencies adopted a policy statement supporting workouts of commercial real estate ("CRE") loans, which is referred to as the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of the financial condition of borrowers will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution's risk-management practices for loan workout activities.

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.6 million for Broadway Federal at December 31, 2015, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2015, our largest aggregate amount of loans to one borrower totaled $4.4 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act

The Community Reinvestment Act, as implemented by OCC regulations ("CRA"), requires each federal savings bank, as well as other lenders, to make efforts to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. The CRA requires the OCC to assess an institution's performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OCC assigns ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank's "outstanding" rating was reaffirmed in its most recent CRA examination in 2013.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires all federal savings bank to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank's permitted business activities in various respects, including operation under certain restrictions, including limitations on new investments and activities, and the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2015, the Bank was in compliance with the QTL test requirements.

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

Cybersecurity

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Savings and Loan Holding Company Regulation

As a savings and loan holding company, we are subject to the supervision, regulation, and examination of the FRB. In addition, FRB has enforcement authority over the Company and our subsidiary Broadway Federal. Applicable statutes and regulations administered by FRB place certain restrictions on our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company that is not a subsidiary of the Company.

The Change in Bank Control Act prohibits a person, acting directly or indirectly or in concert with one or more persons, from acquiring control of a savings and loan holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which a disapproval may be issued. The term "control" is defined for this purpose to include ownership or control of, or holding with power to vote, 25% or more of any class of a savings and loan holding company's voting securities. Under a rebuttable presumption contained in the regulations of the FRB, ownership or control of, or holding with power to vote, 10% or more of any class of voting securities of a savings and loan holding company will be deemed control for purposes of the Change in Bank Control Act if the institution (i) has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. In addition, any company acting directly or indirectly or in concert with one or more persons or through one or more subsidiaries would be required to obtain the approval of the FRB under the Home Owners' Loan Act before acquiring control of a savings and loan holding company. For this purpose, a company is deemed to have control of a savings and loan holding company if the company (i) owns, controls, holds with power to vote, or holds proxies representing, 25% or more of any class of voting shares of the savings and loan holding company, (ii) contributes more than 25% of the capital, (iii) controls in any manner the election of a majority of the holding company's directors, or

(iv) directly or indirectly exercises a controlling influence over the management or policies of the savings bank or other company. The FRB may also determine, based on the relevant facts and circumstances, that a company has otherwise acquired control of a savings and loan holding company.

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit a federal savings bank from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, OCC regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and payments of cash to stockholders in mergers.

Under the OCC capital distribution regulations, a federal savings bank that is a subsidiary of a savings and loan holding company must notify the OCC at least 30 days prior to the declaration of any capital distribution by its federal savings bank subsidiary. The 30-day period provides the OCC an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

An application to the OCC for approval to pay a dividend is required if: (i) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution's year-to-date net income and its retained income for the preceding two years; (ii) the institution is not entitled under OCC regulations to "expedited treatment" (which is generally available to institutions the OCC regards as well run and adequately capitalized); (iii) the institution would not be at least "adequately capitalized" following the proposed capital distribution; or (iv) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OCC.

The Bank's ability to pay dividends to the Company is also subject to the restriction that the Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 13 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank's tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. See Note 11 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

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

As of December 31, 2015, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.4 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2015 was $1.2 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $559 thousand during 2015.

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

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any litigation and other legal and regulatory matters currently pending or threatened against us would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol "BYFC." The table below shows the high and low sale prices for our common stock during the periods indicated.

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.63	$1.65	$2.08	$1.60
Low	$1.12	$1.22	$1.17	$1.21
2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.39	$1.80	$2.95	$1.75
Low	$0.96	$1.08	$1.31	$1.25

The closing sale price for our common stock on the Nasdaq Capital Market on March 11, 2016 was $1.65 per share. As of March 11, 2016, we had 306 stockholders of record and 21,405,188 shares of voting common stock outstanding. At that date, we also had 7,671,520 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. We suspended our prior policy of paying regular cash dividends in May 2010 in order to retain capital for reinvestment in the Company's business. In addition, pursuant to the Order issued to the Company in September 2010 (but terminated by the FRB in February 2016), the Company could not declare or pay dividends or make other capital distributions, which term included repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the FRB.

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 "Business – Regulation" and Note 13 of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Broadway Federal's ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	90,625	$4.95	1,909,375
Equity compensation plans not approved by security holders:
None	—	—	—

Total	90,625	$4.95	1,909,375

Our ability to issue options and other form of equity incentives to our employees was restricted pursuant to the Order applicable to the Company that went into effect in September 2010, as well as the terms of the agreements entered into in 2008 and 2009 pursuant to which the U.S. Department of the Treasury (the "U.S. Treasury") invested in the Company. The Order was terminated by the FRB in February 2016, but the restrictions affecting our Chief Executive Officer imposed under the agreements with the U.S. Treasury remain in effect. The Board of Directors intends to consider issuing equity incentives to certain key employees as a form of long-term compensation that will help align the interests of senior management with those of our stockholders.

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

Overview

Total assets increased by $52.0 million during the year ended December 31, 2015. The growth in assets was primarily funded by an increase of $54.7 million in deposits, described below, and invested in cash and cash equivalents, which increased by $47.0 million. Additionally, our net loans receivable increased by $27.5 million. These increases in assets were partially offset by a decrease of $19.5 million in loans receivable held for sale and a decrease of $2.9 million in securities available-for-sale.

The increase in our total deposits of $54.7 million primarily reflected a deposit of $52.0 million in late September from a long-time customer. FHLB advances decreased by $14.0 million and junior subordinated debentures remained unchanged during 2015.

We completed sales of $164.1 million of multi-family loans during the year ended December 31, 2015 in order to gain compliance with our loan concentration risk management program. As of December 31, 2015, the Bank's multi-family loan concentration was below the limit prescribed by the OCC, our primary banking regulator.

During the year ended December 31, 2015, we increased the Bank's loan originations by 17.7%, reaching $112.5 million in 2015 compared to $95.6 million in 2014. Also, we re-underwrote and purchased $99.7 million of prime single family loans during the fourth quarter of 2015, which brought our total originations and purchases for 2015 to $212.2 million. We purchased these prime single family loans to grow our core earnings, diversify our loan portfolio, and mitigate the effects of the sales of multi-family loans. The single family loans are being serviced by the seller.

We recorded net income of $9.1 million for the year ended December 31, 2015, compared to $2.5 million for the year ended December 31, 2014. Results during 2015 included loan loss provision recapture of $3.7 million, gains of $1.8 million on the sale of loans, a grant of $355 thousand from the U.S. Treasury's Community Development Financial Institutions ("CDFI") Fund and an income tax benefit of $4.6 million. In 2014, we recorded loan loss provision recapture of $2.9 million, a grant of $200 thousand from the CDFI Fund and a gain of $365 thousand on restructuring of debt.

We became subject to the Basel III capital requirements effective January 1, 2015. The Basel III capital rules include a new ratio of Common Equity Tier 1 capital to risk-weighted assets and increased the minimum capital requirements. A new capital conservation buffer has also been established at levels above the regulatory minimum capital requirements. The final rules also revise the definition and calculation of Tier 1 capital, Total capital and risk-weighted assets. The implementation of the Basel III capital requirements is transitional and phases in through the end of 2018. See "Regulatory Capital" for additional information. We have been in compliance with the new capital rules throughout 2015.

Effective November 23, 2015, the OCC terminated the Consent Order, which superseded the Order applicable to the Bank in October 2013. The regulatory Order from the FRB for the Company was terminated on February 5, 2016.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

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

Net Income

We recorded net income of $9.1 million, or $0.31 per diluted share for the year ended December 31, 2015, compared to net income of $2.5 million, or $0.11 per diluted share for the year ended December 31, 2014. The increase of $6.6 million in net income during the year ended December 31, 2015 was primarily due to an increase of $768 thousand in loan loss provision recapture, an increase of $1.7 million in gain on sale of loans and an income tax benefit of $4.6 million, primarily reflecting the reversal of a portion of the valuation allowance on our deferred tax assets. Partially offsetting these increases was a decrease of $570 thousand in net interest income before loan loss provision recapture during 2015.

Per share results in 2015 were impacted by the issuance of approximately 8.8 million shares in October 2014 in connection with a private placement that raised approximately $9.7 million of new common equity capital.

Net Interest Income

For the year ended December 31, 2015, net interest income before loan loss provision recapture totaled $11.3 million, representing a decrease of $570 thousand, or 5%, from the $11.9 million of net interest income before loan loss provision recapture reported for the year ended December 31, 2014. The decrease in net interest income compared to 2014 was primarily due to the impact of loan sales of $138.7 million made during the first three quarters of 2015, which were made to comply with prescribed loan concentration guidelines applicable to the Bank. To mitigate the impact on interest income from these sales and to achieve diversity in our loan portfolio, the Bank re-underwrote and purchased $99.7 million in single family loans during the fourth quarter of 2015; however, this purchase was not completed until the end of November. Also, net interest income was adversely impacted by lower average interest rates earned on the loan portfolio because the average yield on the purchased single family loans was 111 basis points lower than the average yield earned on the multi-family loans that were sold, and the interest rates applicable to loan repayments were higher than those on loans that were originated in 2015. Net interest income before loan loss provision recaptures was also lower because the aggregate interest expense on deposits was higher in 2015, despite a slightly lower average cost of deposits. The higher total interest cost of our deposits, which reflected growth in our deposit base, was partially offset by lower interest expense on FHLB advances.

Interest income and fees on loans decreased $764 thousand, or 5%, to $14.2 million for the year ended December 31, 2015, from $15.0 million for the year ended December 31, 2014. The decrease in loan interest income compared to 2014 was driven by a 55 basis point decrease in the average yield on loans to 4.88% for 2015 from 5.43% for 2014. The lower average yield on loans for 2015 was primarily due to lower interest rates on new loans that were originated or purchased during the year than the weighted average interest yield on the existing portfolio and the yield on loans sold during the year. Also, the lower average yield during 2015 was attributable to payoffs and repayments of principal on higher rate loans, as well as rate reductions from resetting the rates on some of our adjustable rate loans. Partially offsetting the decrease in average yield on our loans was the impact from growing the total average loan portfolio, including loans held for sale, which increased $15.8 million to $291.7 million for 2015 from $275.9 million for 2014.

Total interest expense was $3.9 million for the year ended December 31, 2015, which represented a decrease of $4 thousand from the total interest expense of $3.9 million incurred during the year ended December 31, 2014. Interest expense on deposits was $1.9 million for the year ended December 31, 2015, representing an increase of $184 thousand, or 11%, from the interest expense of $1.7 million incurred during the year ended December 31, 2014. The increase in deposit interest expense compared to 2014 was due to growth in money market and certificates of deposit accounts. The average balance of deposits increased by $26.6 million to $240.3 million for 2015 compared to $213.7 million for 2014. As mentioned above, the average cost of our deposits decreased during 2015.

Interest expense on borrowings was $2.0 million for the year ended December 31, 2015, a decrease of $188 thousand, or 9%, from the interest expense on borrowings of $2.1 million incurred during the year ended December 31, 2014. The decrease in interest expense on borrowings primarily reflected a decrease of $154 thousand in interest expense on FHLB advances and a decrease of $34 thousand in interest expense on the Debentures as a result of a partial repayment in late 2014. The decrease of $154 thousand in interest expense on FHLB advances was primarily due to a decrease of 20 basis points in the average cost of FHLB advances. The average balance of FHLB advances was $80.9 million in 2015 compared to $80.3 million in 2014.

Analysis of Net Interest Income

Net interest income is the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, deferred origination costs, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans that are on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the year ended December 31,
	2015				2014
(Dollars in Thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$3,005	$9		0.30%	$2,975	$13		0.44%
Federal Funds sold and other short-term investments	49,895	122		0.24%	29,386	69		0.23%
Securities	15,554	351		2.26%	15,493	370		2.39%
Loans receivable (1)	291,743	14,230	(2)	4.88%	275,905	14,994	(3)	5.43%
FHLB stock	3,271	443		13.54%	3,778	283		7.49%

Total interest-earning assets	363,468	$15,155		4.17%	327,537	$15,729		4.80%

Non-interest-earning assets	7,095				8,267

Total assets	$370,563				$335,804

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$21,917	$110		0.50%	$15,669	$60		0.38%
Passbook deposits	36,252	115		0.32%	36,752	119		0.32%
NOW and other demand deposits	28,813	21		0.07%	30,684	26		0.08%
Certificate accounts	153,291	1,664		1.09%	130,593	1,521		1.16%

Total deposits	240,273	1,910		0.79%	213,698	1,726		0.81%
FHLB advances	80,875	1,808		2.24%	80,345	1,962		2.44%
Junior subordinated debentures (4)	5,100	146		2.86%	5,792	180		3.11%
Senior debt (5)	—	—		—	2,206	—		—

Total interest-bearing liabilities	326,248	$3,864		1.18%	302,041	$3,868		1.28%

Non-interest-bearing liabilities	4,692				4,872
Stockholders' Equity	39,623				28,891

Total liabilities and stockholders' equity	$370,563				$335,804

Net interest rate spread (6)		$11,291		2.99%		$11,861		3.52%

Net interest rate margin (7)				3.11%				3.62%
Ratio of interest-earning assets to interest-bearing liabilities				111.41%				108.44%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.

(2)
Includes non-accrual interest of $246 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $288 thousand for the year ended December 31, 2015.

(3)
Includes non-accrual interest of $260 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $211 thousand for the year ended December 31, 2014.

(4)
Includes compounding on past due interest. Interest on the Debentures was brought current in October 2014.

(5)
Includes default rate margin that was in effect up to August 22, 2013, when the senior debt was restructured. No interest expense was recognized on the senior debt post restructuring because the floating interest rate on the remaining modified loan did not exceed the floor rate of 6% post modification. All remaining senior debt was paid off in October 2014.

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

	Year ended December 31, 2015 Compared to Year ended December 31, 2014			Year ended December 31, 2014 Compared to Year ended December 31, 2013
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$—	$(4)	$(4)	$(8)	$—	$(8)
Federal funds sold and other short term investments	50	3	53	(60)	9	(51)
Securities	1	(20)	(19)	120	(56)	64
Loans receivable, net	829	(1,593)	(764)	920	(1,257)	(337)
FHLB stock	(42)	202	160	(2)	97	95

Total interest-earning assets	838	(1,412)	(574)	970	(1,207)	(237)

Interest-bearing liabilities:
Money market deposits	28	22	50	(4)	—	(4)
Passbook deposits	(2)	(2)	(4)	(2)	1	(1)
NOW and other demand deposits	(2)	(3)	(5)	(2)	1	(1)
Certificate accounts	251	(108)	143	(193)	(314)	(507)

Total deposits	275	(91)	184	(201)	(312)	(513)
FHLB advances	13	(167)	(154)	24	(129)	(105)
Senior debt	—	—	—	(355)	—	(355)
Junior subordinated debentures	(20)	(14)	(34)	(7)	(16)	(23)

Total interest-bearing liabilities	268	(272)	(4)	(539)	(457)	(996)

Change in net interest income	$570	$(1,140)	$(570)	$1,509	$(750)	$759

Loan Loss Provision Recapture

For the year ended December 31, 2015, we recorded a loan loss provision recapture of $3.7 million compared to $2.9 million for the year ended December 31, 2014. The loan loss provision recapture during 2015 was primarily due to the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in our problem loans and in the balances of certain loan classes that we believe bear higher risk, such as church and commercial real estate loans. See "Allowance for Loan Losses" for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2015 totaled $2.9 million compared to $1.1 million for the year ended December 31, 2014. The $1.8 million increase in non-interest income during 2015 was primarily due to a gain of $1.8 million on the sale of $164.1 million of loans in 2015 compared to a gain of $19 thousand on the sale of $3.3 million of loans in 2014. We also received a CDFI grant that was

$155 thousand larger than the grant that we received in 2014 and recorded $167 thousand of income from a settlement of a legal matter involving a customer. These increases more than offset the absence of any gain on restructuring of debt in 2015. In 2014, we reported a gain on restructuring of debt of $365 thousand, which represented the remaining unamortized deferred gain from restructuring our senior debt in 2013, which we recognized as other income, when we paid off the remaining senior debt in October 2014.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2015 totaled $13.4 million compared to $13.3 million for the year ended December 31, 2014. The $67 thousand increase in non-interest expense during 2015 was primarily due to an increase of $1.2 million in compensation and benefits expense, primarily reflecting a special accrual of $1.2 million for a contribution to our ESOP. Our Board declared an additional contribution to the ESOP because it was not able to distribute equity incentives to management and employees while the Consent Order was in effect. The Board felt that it was important to reward employees for their performance over the last three years and to create long term equity incentives for future performance. This increase was partially offset by a decrease of $413 thousand in REO expenses, a decrease of $280 thousand in FDIC assessments, a decrease of $208 thousand in professional services expense, a decrease of $139 thousand in other expense and a decrease of $85 thousand in office services and supplies expense. The decrease in REO expense during 2015 was primarily due to reduced valuation write-downs reflecting fewer foreclosures and more stable property values. The decrease of $280 thousand in FDIC assessments during 2015 was primarily due to a reduction in our assessment rate. Professional services expense in 2015 was lower than in 2014 due to legal and consulting fees incurred in 2014 in connection with negotiating an extension of the maturity of the Debentures. Other expense decreased in 2015 due to lower appraisal expenses, primarily because we have fewer problem loans.

Income Taxes

We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 compared to an income tax expense of $3 thousand for the year ended December 31, 2014. Based on our ability to reasonably project taxable income in future years, the income tax benefit for 2015 includes a partial reversal of a portion of the valuation allowance. We believe it is more likely than not that a portion of the deferred tax assets will be realized through future taxable income. In addition, approximately $3.0 million of federal net operating loss carryforwards and $3.0 million state net operating loss carryforwards were used to offset current taxable income for 2015. The tax expense for 2014 included the statutory minimum taxes paid to the state of California, and also reflected the use of net operating loss carryforwards to offset current taxable income in 2014. As of December 31, 2015 we had a remaining valuation allowance on deferred tax assets of $2.5 million.

As of December 31, 2015, we had net deferred tax assets of $4.6 million, which includes federal and California net operating loss carryforwards of $11.9 million and $29.2 million, respectively, which begin expiring in 2031 through 2034. See Note 1 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of

Section 382 and has determined that the Company did not undergo an ownership change during 2015 or 2014 and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2015 and 2014

Total Assets

Total assets were $402.9 million at December 31, 2015, which represented an increase of $52.0 million, or 15%, from total assets of $350.9 million at December 31, 2014. The growth in assets during 2015, which was funded by deposit growth, was primarily due to changes in loans held for investment, which increased $27.5 million, and in cash and cash equivalents, which increased $47.0 million. The increase of $47.0 million in cash and cash equivalents was due to federal funds sold, part of cash and cash equivalents, increasing substantially as a result of the $54.7 million growth in deposits. These increases were partially offset by a decrease of $19.5 million in loans held for sale and a decrease of $2.9 million in securities available-for-sale.

Loans Receivable Held for Sale

We had no loans receivable held for sale at December 31, 2015. Loans receivable held for sale at December 31, 2014 totaled $19.5 million and consisted of multi-family loans. During 2015, we transferred $90.2 million of multi-family loans from the held-for-investment portfolio to the held-for-sale portfolio and allocated $57.7 million, or 51%, of our loan originations during 2015 to the held-for-sale portfolio as part of our loan concentration risk management program. We sold $165.7 million of loans receivable held for sale, including origination costs of $1.6 million, and received $1.6 million in principal repayments during 2015.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $23.9 million to $309.0 million at December 31, 2015, from $285.1 million at December 31, 2014. The increase in our loan portfolio during 2015 primarily consisted of an increase of $91.5 million in our single family residential real estate loan portfolio due to loan purchases, and a decrease of $53.9 million in our multi-family residential real estate loan portfolio due to loan sales. Also, we experienced a reduction of $5.3 million in our commercial real estate loan portfolio and $8.4 million in our church loan portfolio due to principal payoffs.

For the year ended December 31, 2015, loans originated for investment (excluding $57.7 million of multi-family loans allocated to held for sale) totaled $55.3 million, including origination costs of $416 thousand, compared to loans originated for investment of $96.1 million, including origination costs of $563 thousand, for the year ended December 31, 2014. Loan purchases, including purchase premiums of $498 thousand, totaled $100.2 million for the year ended December 31, 2015. In contrast, we did not purchase any loans during 2014. Loan repayments totaled $40.1 million for the year ended December 31, 2015, compared to $42.9 million for the year ended December 31, 2014. Loans transferred to our held-for-sale portfolio totaled $90.2 million during 2015 compared to $22.8 million during 2014.

Gross loan charge-offs during 2015 totaled $89 thousand, compared to gross loan charge-offs of $693 thousand during 2014. Loans transferred to REO during 2015 totaled $1.2 million, compared to $2.6 million during 2014.

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

Our ALLL decreased to $4.8 million, or 1.56% of our gross loans receivable held for investment, at December 31, 2015, from $8.5 million, or 2.97% of our gross loans receivable held for investment, at December 31, 2014, primarily reflecting $3.7 million of loan loss provision recapture. The loan portfolio as of December 31, 2015 included $100.0 million of loans purchased for which there was no assigned allowance for loan losses. These loans were purchased at fair value and management has not noticed any deterioration of credit quality in these loans since purchase. The reduction in ALLL at December 31, 2015 compared to December 31, 2014, and the loan loss provision recaptures during 2015, reflect the results of our quarterly reviews of the adequacy of the ALLL. We continue to maintain our ALLL at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

Our loan delinquencies and non-performing loans are at their lowest levels since December 2009. As of December 31, 2015, we had total delinquencies of $1.4 million, compared to total delinquencies of $2.5 million at December 31, 2014. The decrease of $1.1 million in loan delinquencies during 2015 was primarily due to a loan sale of $857 thousand, payoffs of $292 thousand and transfers to REO of $843 thousand. In addition, a delinquent loan in the amount of $455 thousand was brought current. These decreases were partially offset by $1.4 million in new delinquent loans.

Non-performing loans ("NPLs") consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2015, NPLs totaled $4.2 million, compared to $8.9 million at December 31, 2014. The decrease of $4.7 million in NPLs was primarily due to payoffs of $1.4 million, transfers to REO of $1.2 million, a sale of $857 thousand, returns to accrual status of $886 thousand, repayments of $544 thousand and charge-offs of $89 thousand, which were partially offset by the placement of a church loan for $394 thousand into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2015, $3.2 million, or 76%, of our total NPLs of $4.2 million were current in their payments. Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 114.22% at December 31, 2015 from 95.52% at December 31, 2014.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. Gross loan charge-offs during 2015 were $89 thousand compared to $693 thousand during 2014. The charge-offs during 2015 were primarily due to impairment losses on foreclosed church loans and a delinquent single-family residential real estate loan that was fully written off. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. As of December 31, 2015, we had written down 70% of our NPLs to estimated fair value less estimated selling costs. The remaining 30% of our NPLs at December 31, 2015 were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Recoveries during 2015 totaled $152 thousand and were primarily related to the payoff of a non-accrual single family loan and repayments on B notes which had been fully written off as part of the restructured A/B notes. Recoveries during 2014 totaled $1.9 million and were primarily due to payoffs of two non-accrual loans secured by church properties and two commercial loans that had been fully written off in late 2011 and a settlement of a loan, which had been previously written down, through an exchange for property received in foreclosure, the fair value of which exceeded the cost basis of the related loan.

Impaired loans at December 31, 2015 were $15.8 million, compared to $23.5 million at December 31, 2014. Specific reserves for impaired loans were $995 thousand, or 6.30% of the aggregate impaired loan amount at December 31, 2015, compared to $1.5 million, or 6.40%, at December 31, 2014. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) decreased to 1.31% at December 31, 2015, from 2.66% at December 31, 2014. The decrease in our coverage ratio reflected a decline in our historical charge-offs and the continued improvements in our asset quality.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2015, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Real Estate Owned

REO decreased by $1.7 million to $360 thousand at December 31, 2015, from $2.1 million at December 31, 2014. During 2015, three church loans were foreclosed and the properties securing the loans were transferred to REO at fair values totaling $1.2 million. Four REO properties were sold during 2015 for net proceeds of $2.9 million and a net loss of $45 thousand. At December 31, 2015, the Bank's REO consisted of one church building.

Deposits

Deposits totaled $272.6 million at December 31, 2015, up $54.7 million from December 31, 2014. During 2015, certificates of deposit increased by $46.2 million and represented 67% and 62% of total deposits at December 31, 2015 and 2014, respectively. Core deposits (NOW, demand, money market and passbook accounts) increased by $8.5 million during 2015 and represented 33% and 38% of total deposits at December 31, 2015 and 2014, respectively. A long-time customer deposited $12.5 million in his money market and NOW accounts, and opened a $40.0 million two-year certificate of deposit during the third quarter of 2015. This relationship accounted for approximately 17% of our deposits at December 31, 2015. We expect to maintain this relationship with the customer for the near term.

Borrowings

At December 31, 2015, total borrowings consisted of FHLB advances of $72.0 million and Debentures issued by the Company of $5.1 million. At December 31, 2014, total borrowings consisted of advances from the FHLB of $86.0 million and Debentures of $5.1 million. During 2015, we repaid $14.0 million of FHLB advances with proceeds from loan sales.

The weighted average cost of FHLB advances decreased 16 basis points from 2.31% at December 31, 2014 to 2.15% at December 31, 2015 primarily due to maturities of $35.0 million of FHLB advances with an average interest rate of 2.02% and new advances totaling $21.0 million with an average interest rate of 1.24%.

Stockholders' Equity

Stockholders' equity was $46.2 million, or 11.46% of the Company's total assets, at December 31, 2015, compared to $37.3 million, or 10.62% of the Company's total assets, at December 31, 2014. The increase in stockholders' equity during 2015 was primarily due to net earnings for the year.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a "small bank holding company", we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 "Business-Regulation" and in Note 13 of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $38.3 million at December 31, 2015. Also, the Bank received $2.5 million cash from equity contributions by the Company during 2014. The Company did not make any capital contributions to the Bank during 2015.

The Bank's primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31, 2015 consisted of $67.8 million in cash and cash equivalents and $13.4 million in securities available-for-sale that were not pledged, compared to $20.8 million in cash and cash equivalents and $15.9 million in securities available-for-sale that were not pledged at December 31, 2014. The high levels of liquid assets as of December 31, 2015 primarily reflect the cash from new retail deposits. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014. The Company has not been able to obtain funds from the Bank since 2010 as the Order, prior to its termination in November 2015, placed limitations on the Bank, including prohibition of the payment of dividends by the Bank without prior regulatory approval. The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $14.2 million and $1.3 million during the year ended December 31, 2015 and 2014, respectively. Net cash inflows from operating activities during 2015 were primarily attributable to net proceeds from the sale of loans.

The Company recorded consolidated net cash outflows from investing activities of $7.9 million and $54.4 million during the year ended December 31, 2015 and 2014, respectively. Net cash outflows from investing activities during 2015 were primarily attributable to the purchase of single-family loans during the fourth quarter.

The Company recorded consolidated net cash inflows from financing activities of $40.7 million and $15.7 million during the year ended December 31, 2015 and 2014, respectively. Net cash inflows from financing activities during 2015 were primarily attributable to the increase in deposits.

Off-Balance-Sheet Arrangements and Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of our business, primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2015.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$99,098	$79,829	$2,201	$250	$181,378
FHLB advances	7,000	57,000	8,000	—	72,000
Subordinated debentures	—	—	1,785	3,315	5,100
Commitments to originate loans	4,322	—	—	—	4,322
Commitments to fund unused lines of credit	—	—	—	297	297
Operating lease obligations	439	934	975	167	2,515

Total contractual obligations	$110,859	$137,763	$12,961	$4,029	$265,612

Impact of Inflation and Changing Prices

Our consolidated financial statements, including accompanying notes, have been prepared in accordance with GAAP which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 "Summary of Significant Accounting Principles" of the Notes to Consolidated Financial Statements beginning at page F-8 to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company's critical accounting policies as follows:

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company anticipates partial realization of its net deferred tax assets and has reduced its valuation allowance to $2.5 million at December 31, 2015. As a result, the Company reported $4.6 million of net deferred tax assets at December 31, 2015. The Company recorded a valuation allowance of $8.8 million and $0 of net deferred tax assets at December 31, 2014. See Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2015, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2015.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer) Los Angeles, CA March 28, 2016	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Los Angeles, CA March 28, 2016

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2016 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
3.2	Bylaws of Registrant
10.1	Broadway Federal Bank Employee Stock Ownership Plan
10.2	Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit A to Proxy Statement filed by Registrant on Schedule 14A on November 17, 2009)

Exhibit Number*
10.3	Deferred Compensation Plan (Exhibit 10.14 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
10.4
Salary Continuation Agreement Between Broadway Federal Bank and former Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
21.1	List of Subsidiaries (Exhibit 21.1 to Registration Statement on Form S-1 filed by the Registrant on November 20, 2013)
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certification of Chief Executive Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
99.5	Certification of Chief Financial Officer pursuant to Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 28, 2016
/s/ Brenda J. Battey
Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 28, 2016
/s/ Virgil P. Roberts
Virgil P. Roberts Chairman of the Board	Date: March 25, 2016

Kellogg Chan Director	Date:
/s/ Robert C. Davidson, Jr.
Robert C. Davidson, Jr. Director	Date: March 25, 2016
/s/ Albert Odell Maddox
Albert Odell Maddox Director	Date: March 25, 2016
/s/ Daniel A. Medina
Daniel A. Medina Director	Date: March 28, 2016

/s/ Dutch C. Ross III
Dutch C. Ross III Director	Date: March 25, 2016
/s/ Erin Selleck
Erin Selleck Director	Date: March 25, 2016

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Broadway Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadway Financial Corporation and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 28, 2016

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share)
Assets
Cash and due from banks	$5,104	$5,740
Federal funds sold	62,735	15,050

Cash and cash equivalents	67,839	20,790
Securities available-for-sale, at fair value	14,140	17,075
Loans receivable held for sale, at lower of cost or fair value	—	19,481
Loans receivable held for investment, net of allowance of $4,828 and $8,465	304,171	276,643
Accrued interest receivable	1,077	1,216
Federal Home Loan Bank (FHLB) stock	2,573	4,254
Office properties and equipment, net	2,570	2,697
Real estate owned (REO)	360	2,082
Bank owned life insurance	2,882	2,821
Investment in affordable housing limited partnership	925	1,117
Deferred tax assets, net	4,594	—
Other assets	1,781	2,687

Total assets	$402,912	$350,863

Liabilities and stockholders' equity
Liabilities:
Deposits	$272,614	$217,867
FHLB advances	72,000	86,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	663	1,081
Accrued expenses and other liabilities	6,372	3,557

Total liabilities	356,749	313,605

Commitments and Contingencies (Notes 6 and 14)
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2015 and December 31, 2014; issued 21,509,179 shares at December 31, 2015 and December 31, 2014; outstanding 21,405,188 shares at December 31, 2015 and December 31, 2014	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2015 and December 31, 2014; issued and outstanding 7,671,520 shares at December 31, 2015 and December 31, 2014	77	77
Additional paid-in capital	44,669	44,669
Retained earnings (accumulated deficit)	2,533	(6,539)
Accumulated other comprehensive income (loss)	(2)	165
Treasury stock-at cost, 103,991 shares	(1,329)	(1,329)

Total stockholders' equity	46,163	37,258

Total liabilities and stockholders' equity	$402,912	$350,863

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2015	2014
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$14,230	$14,994
Interest on mortgage-backed securities and other securities	351	370
Other interest income	574	365

Total interest income	15,155	15,729

Interest Expense:
Interest on deposits	1,910	1,726
Interest on borrowings	1,954	2,142

Total interest expense	3,864	3,868

Net interest income before loan loss provision recapture	11,291	11,861
Loan loss provision recapture	(3,700)	(2,932)

Net interest income after loan loss provision recapture	14,991	14,793

Non-Interest Income:
Service charges	453	437
Net gain on sales of loans	1,751	19
Gain on restructuring of debt	—	365
CDFI grant	355	200
Other	349	52

Total non-interest income	2,908	1,073

Non-Interest Expense:
Compensation and benefits	8,105	6,887
Occupancy expense	1,208	1,210
Information services	880	845
Professional services	877	1,085
FDIC assessments	429	709
Office services and supplies	299	384
REO	159	572
Corporate insurance	319	378
Other	1,125	1,264

Total non-interest expense	13,401	13,334

Income before income taxes	4,498	2,532
Income tax (benefit) expense	(4,574)	3

Net income	$9,072	$2,529

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (continued)

	Year Ended December 31,
	2015	2014
	(In thousands, except per share)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$(167)	$85
Income taxes	—	—

Other comprehensive income (loss), net of tax	(167)	85

Comprehensive income	$8,905	$2,614

Earnings per common share-basic	$0.31	$0.11

Earnings per common share-diluted	$0.31	$0.11

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	20,328,673	$203	$35,704	$(9,068)	$80	$(1,329)	$25,590
Net income	—	—	—	2,529	—	—	2,529
Common stock issued, net of issuance costs	8,829,549	89	8,929	—	—	—	9,018
Common stock issued for services	22,477	—	25	—	—	—	25
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	85	—	85
Stock-based compensation expense	—	—	11	—	—	—	11

Balance at December 31, 2014	29,180,699	292	44,669	(6,539)	165	(1,329)	37,258
Net income	—	—	—	9,072	—	—	9,072
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(167)	—	(167)

Balance at December 31, 2015	29,180,699	$292	$44,669	$2,533	$(2)	$(1,329)	$46,163

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$9,072	$2,529
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan losses	(3,700)	(2,932)
Provision for losses on REOs	—	457
Depreciation	238	241
Net amortization of deferred loan origination costs	294	221
Net amortization of premiums on mortgage-backed securities	51	57
Amortization of investment in affordable housing limited partnership	192	192
Stock-based compensation expense	—	11
Earnings on bank owned life insurance	(61)	(65)
Originations of for-sale loans receivable	(57,655)	—
Proceeds from for-sale loans receivable	68,592	—
Net gains on sales of loans	(1,751)	(19)
Net losses (gains) on sales of REOs	45	(12)
Gain on restructuring of debt	—	(365)
Amortization of deferred gain on debt restructuring	—	(133)
Stock-based compensation – non-employee	—	25
Deferred income tax benefit	(4,594)	—
Net change in accrued interest receivable	139	(109)
Net change in other assets	906	636
Net change in advance payments by borrowers for taxes and insurance	(418)	305
Net change in accrued expenses and other liabilities	2,815	270

Net cash provided by operating activities	14,165	1,309

Cash flows from investing activities:
Net change in loans receivable held for investment	(15,329)	(52,153)
Purchase of loans receivable held for investment	(100,161)	—
Proceeds from sales of loans receivable transferred to held for sale	98,840	3,292
Principal repayments on loans receivable transferred to held for sale	1,621	—
Available-for-sale securities:
Maturities, prepayments and calls	2,717	2,813
Purchases	—	(10,463)
Proceeds from sales of REO	2,879	2,871
Redemption of FHLB stock	1,869	—
Purchase of FHLB stock	(188)	(517)
Additions to office properties and equipment	(111)	(213)

Net cash used in investing activities	(7,863)	(54,370)

Cash flows from financing activities:
Net change in deposits	54,747	3,462
Proceeds from FHLB advances	21,000	17,000
Repayments on FHLB advances	(35,000)	(10,500)
Net proceeds from issuance of common stock	—	9,018
Repayments on junior subordinated debentures	—	(900)
Repayments on senior debt	—	(2,425)

Net cash provided by financing activities	40,747	15,655

Net change in cash and cash equivalents	47,049	(37,406)
Cash and cash equivalents at beginning of the year	20,790	58,196

Cash and cash equivalents at end of the year	$67,839	$20,790

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,881	$4,517
Cash paid for income taxes	27	3
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$1,202	$3,314
Transfers of loans receivable held for investment to loans receivable held for sale	90,166	22,754
Issuance of common stock for services	—	25

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2015, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal Bank, f.s.b.. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ from these estimates. The allowance and provision for loan losses, specific reserves for impaired loans, fair value of real estate owned, deferred tax asset valuation allowance, and fair values of investment securities and other financial instruments are particularly subject to change.

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

December 31, 2015 and 2014

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

Loans Receivable Held for Sale

The Bank originates loans for investment but may, from time-to-time, decide to sell certain loans in order to manage loan concentrations. When a decision is made to sell a loan(s), such loan(s) is transferred from held-for-investment portfolio to held-for-sale portfolio at the lower of cost or fair value, as determined by outstanding commitments from investors. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses ("ALLL"). Any subsequent decline in value of the loan(s) is recorded as a valuation allowance with a corresponding charge to non-interest expense.

Loans receivable held for sale are generally sold with servicing rights released. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold. When loans receivable held for sale are sold, existing deferred loan fees or costs are an adjustment of the gain or loss on sale.

Loans Receivable Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, premiums and discounts are deferred, and recognized in income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in real estate loans that are secured by properties located in Southern California and many of the borrowers reside in Southern California. Therefore, the Company's exposure to

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

credit risk is significantly affected by changes in the economy and real estate market in the Southern California area.

The Company has a significant concentration of deposits with a long-time customer that accounted for approximately 17% of its deposits as of December 31, 2015. The Company expects to maintain this relationship with the customer for the near term.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank's investment needs and market opportunities and is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments. Loans purchased during 2015 totaled $100.2 million, including premium. No loans were purchased during 2014.

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

December 31, 2015 and 2014

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Commercial—Subject to industry and economic conditions including decreases in product demand.

Consumer—Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income when declared.

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

December 31, 2015 and 2014

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

Retirement Plans

Employee 401(k) expense is the amount of matching contributions made by the Company. Deferred compensation plan expense allocates the benefits over years of service. The Bank makes discretionary cash contributions to participant ESOP accounts up to 25% of eligible compensation.

Earnings Per Common Share

Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2015, the amount of cash reserves with the Federal Reserve Bank was $2.1 million.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2015 and 2014, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

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

In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for annual periods ending after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". Under ASU 2015-03, the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual periods ending after December 15, 2015, and interim periods thereafter. Early adoption is permitted. Retrospective adoption is required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, "Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-1 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 2—Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015:
Residential mortgage-backed	$11,796	$371	$—	$12,167
U.S. Government and federal agency	1,946	27	—	1,973

Total available-for-sale securities	$13,742	$398	$—	$14,140

December 31, 2014:
Residential mortgage-backed	$14,578	$540	$—	$15,118
U.S. Government and federal agency	1,932	25	—	1,957

Total available-for-sale securities	$16,510	$565	$—	$17,075

The amortized cost and fair value of the investment securities portfolios are shown by contractual maturity at December 31, 2015. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	1,946	1,973
Five to ten years	—	—
Beyond ten years	—	—
Residential mortgage-backed	11,796	12,167

Total	$13,742	$14,140

At December 31, 2015 and 2014, securities pledged to secure public deposits had a carrying amount of $719 thousand and $1.2 million, respectively. At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the years ended December 31, 2015 and 2014.

Note 3—Loans Receivable Held for Sale

There were no loans receivable held for sale at December 31, 2015. Loans receivable held for sale at December 31, 2014 totaled $19.5 million and consisted of multi-family loans. During the year ended

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

December 31, 2015, multi-family loans originated for sale totaled $57.7 million. There were no loans originated for sale during 2014. In order to comply with regulatory loan concentration guidelines, $90.2 million and $22.8 million of multi-family loans were transferred from held for investment to held for sale during the years 2015 and 2014, respectively. Loan sales during the years 2015 and 2014 totaled $165.7 million and $3.3 million, respectively.

Note 4—Loans Receivable Held for Investment

Loans at year-end were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Real estate:
Single family (1)	$130,891	$39,792
Multi-family	118,616	171,792
Commercial real estate	11,442	16,722
Church	46,390	54,599
Construction	343	387
Commercial—other	270	262
Consumer	4	9

Gross loans receivable before deferred loan costs and premiums	307,956	283,563
Unamortized net deferred loan costs and premiums	1,043	1,545

Gross loans receivable	308,999	285,108
Allowance for loan losses	(4,828)	(8,465)

Loans receivable, net	$304,171	$276,643

(1)
Includes $99.5 million of non-impaired purchased loans which are accounted for under ASC 310-20.

The following tables present the activity in the allowance for loan losses by loan type for the years ended December 31, 2015 and 2014:

	For the year ended December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial —other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(702)	(1,068)	(27)	(1,902)	(4)	6	(3)	(3,700)
Recoveries	129	—	—	23	—	—	—	152
Loans charged off	(4)	—	—	(85)	—	—	—	(89)

Ending balance	$597	$1,658	$469	$2,083	$3	$18	$—	$4,828

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial —other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134	$1	$88	$756	$—	$16	$—	$995
Collectively evaluated for impairment	463	1,657	381	1,327	3	2	—	3,833

Total ending allowance balance	$597	$1,658	$469	$2,083	$3	$18	$—	$4,828

Loans:
Loans individually evaluated for impairment	$963	$1,440	$1,924	$11,390	$—	$67	$—	$15,784
Loans collectively evaluated for impairment	30,660	118,186	9,488	34,359	343	203	4	193,243
Non-impaired purchased loans	99,972	—	—	—	—	—	—	99,972

Total ending loans balance	$131,595	$119,626	$11,412	$45,749	$343	$270	$4	$308,999

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	December 31, 2014
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial —other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$132	$115	$161	$1,088	$—	$10	$—	$1,506
Collectively evaluated for impairment	1,042	2,611	335	2,959	7	2	3	6,959

Total ending allowance balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465

Loans:
Loans individually evaluated for impairment	$1,414	$2,765	$4,636	$14,602	$—	$102	$—	$23,519
Loans collectively evaluated for impairment	38,641	170,785	12,083	39,525	387	159	9	261,589

Total ending loans balance	$40,055	$173,550	$16,719	$54,127	$387	$261	$9	$285,108

The following table presents information related to loans individually evaluated for impairment by loan type as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$877	$302	$—	$1,448	$736	$—
Multi-family	912	779	—	1,384	1,263	—
Commercial real estate	636	259	—	4,836	1,174	—
Church	5,615	3,542	—	6,234	4,350	—
Commercial—other	—	—	—	34	34	—
With an allowance recorded:
Single family	662	661	134	678	678	132
Multi-family	661	661	1	1,541	1,502	115
Commercial real estate	1,702	1,665	88	3,473	3,462	161
Church	8,245	7,848	756	10,751	10,252	1,088
Commercial—other	67	67	16	68	68	10

Total	$19,377	$15,784	$995	$30,447	$23,519	$1,506

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following table presents the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the years ended December 31, 2015 and 2014.

	For the year ended December 31, 2015		For the year ended December 31, 2014
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,260	$140	$2,327	$67
Multi-family	1,912	136	3,425	79
Commercial real estate	3,162	275	4,762	373
Church	13,630	614	17,212	787
Commercial—other	79	6	124	9

Total	$20,043	$1,171	$27,850	$1,315

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $708 thousand and $1.3 million for the years ended December 31, 2015 and 2014, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2015 and December 31, 2014 by loan type:

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$103	$—	$—	$103	$131,492
Multi-family	291	—	—	291	119,335
Commercial real estate	—	—	—	—	11,412
Church	595	—	456	1,051	44,698
Construction	—	—	—	—	343
Commercial—other	—	—	—	—	270
Consumer	—	—	—	—	4

Total	$989	$—	$456	$1,445	$307,554

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$—	$—	$—	$—	$40,055
Multi-family	455	—	—	455	173,095
Commercial real estate	856	—	—	856	15,863
Church	—	180	987	1,167	52,960
Construction	—	—	—	—	387
Commercial—other	34	—	—	34	227
Consumer	—	—	—	—	9

Total	$1,345	$180	$987	$2,512	$282,596

The following table presents the recorded investment in non-accrual loans by loan type as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Loans receivable held for investment:
Single family	$302	$736
Multi-family	779	1,618
Commercial real estate	259	1,174
Church	2,887	5,232
Commercial—other	—	102

Total non-accrual loans	$4,227	$8,862

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2015 or December 31, 2014.

Troubled Debt Restructurings

At December 31, 2015, loans classified as troubled debt restructurings ("TDRs") totaled $15.3 million, of which $3.8 million were included in non-accrual loans and $11.5 million were on accrual status. At December 31, 2014, loans classified as TDRs totaled $20.2 million, of which $5.5 million were included in non-accrual loans and $14.7 million were on accrual status. The Company has allocated $995 thousand and $1.3 million of specific reserves for accruing TDRs as of December 31, 2015 and December 31, 2014, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time, and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2015 and December 31, 2014, the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2015 and 2014.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following tables present the recorded investment of loans by risk category and by loan type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$128,736	$—	$2,557	$302	$—	$—
Multi-family	117,602	—	352	1,672	—	—
Commercial real estate	7,509	—	—	3,903	—	—
Church	35,013	776	1,431	8,529	—	—
Construction	343	—	—	—	—	—
Commercial—other	203	—	—	67	—	—
Consumer	4	—	—	—	—	—

Total	$289,410	$776	$4,340	$14,473	$—	$—

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$35,850	$—	$3,465	$740	$—	$—
Multi-family	170,700	—	613	2,237	—	—
Commercial real estate	13,218	—	284	3,217	—	—
Church	41,716	—	2,202	10,209	—	—
Construction	387	—	—	—	—	—
Commercial—other	159	—	—	102	—	—
Consumer	9	—	—	—	—	—

Total	$262,039	$—	$6,564	$16,505	$—	$—

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 5—Fair Value

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$—	$12,167	$—	$12,167
Securities available-for-sale—U.S. Government and federal agency	1,973	—	—	1,973

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale—residential mortgage-backed	$—	$15,118	$—	$15,118
Securities available-for-sale—U.S. Government and federal agency	1,957	—	—	1,957

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2015 and 2014.

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

	December 31, 2015	December 31, 2014
	(In thousands)
Impaired loans carried at fair value of collateral	$2,557	$5,828
Real estate owned	360	2,082

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2015 and 2014.

	For the year ended December 31,
	2015	2014
	(In thousands)
Impaired loans carried at fair value of collateral	$38	$452
Real estate owned	45	445

Total	$83	$897

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2015:

	December 31, 2015
	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–12% to 13%	1%
Real estate owned	Third Party Appraisals	Adjustment for differences between the comparable sales	–11%	–11%

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,839	$67,839	$—	$—	$67,839
Securities available-for-sale	14,140	1,973	12,167	—	14,140
Loans receivable held for investment	304,171	—	—	306,643	306,643
Accrued interest receivable	1,077	63	31	983	1,077
Federal Home Loan Bank stock	2,573	2,573	—	—	2,573
Financial Liabilities:
Deposits	$272,614	$—	$265,495	$—	$265,495
Federal Home Loan Bank advances	72,000	—	73,441	—	73,441
Junior subordinated debentures	5,100	—	—	3,117	3,117
Accrued interest payable	52	—	46	6	52

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,790	$20,790	$—	$—	$20,790
Securities available-for-sale	17,075	1,957	15,118	—	17,075
Loans receivable held for sale	19,481	—	19,679	—	19,679
Loans receivable held for investment	276,643	—	—	277,000	277,000
Accrued interest receivable	1,216	78	88	1,050	1,216
Federal Home Loan Bank stock	4,254	4,254	—	—	4,254
Financial Liabilities:
Deposits	$217,867	$—	$210,181	$—	$210,181
Federal Home Loan Bank advances	86,000	—	88,246	—	88,246
Junior subordinated debentures	5,100	—	—	2,034	2,034
Accrued interest payable	69	—	39	30	69

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

(b) Loans receivable held for sale

The Company's loans receivable held for sale are carried at the lower of cost or fair value. The fair value of loans receivable held for sale is determined by pricing for comparable assets or by outstanding commitments from third party investors, resulting in a Level 2 classification.

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

December 31, 2015 and 2014

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

Note 6—Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2015	2014
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,254	3,231
Furniture, fixtures and equipment	1,743	1,655

	5,569	5,458
Less accumulated depreciation	(2,999)	(2,761)

Office properties and equipment, net	$2,570	$2,697

Depreciation expense was $238 thousand and $241 thousand for the years 2015 and 2014, respectively.

At December 31, 2015, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $559 thousand for 2015 and $478 thousand for 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Minimum noncancelable lease commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2016	$404	$35	$439
2017	416	34	450
2018	467	17	484
2019	481	—	481
2020	494	—	494
Thereafter	167	—	167

Total	$2,429	$86	$2,515

Note 7—Deposits

Deposits are summarized as follows:

	December 31,
	2015	2013
	(In thousands)
NOW account and other demand deposits	$10,630	$8,576
Non-interest bearing demand deposits	19,428	20,937
Money market deposits	25,788	16,266
Passbook	35,390	36,970
Certificates of deposit	181,378	135,118

Total	$272,614	$217,867

There were no brokered deposits at December 31, 2015 and 2014.

Certificates of deposit of $100 thousand or more were $151.6 million and $103.4 million at year end 2015 and 2014.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2016	$99,098
2017	74,745
2018	5,084
2019	1,128
2020	1,073
Thereafter	250

$181,378

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Deposits from principal officers, directors, and their affiliates totaled $1.8 million and $1.7 million at December 31, 2015 and 2014, respectively.

Note 8—Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2015	2014
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$80,875	$80,345
Maximum amount outstanding at any month-end during the year	$84,500	$86,000
Balance outstanding at end of year	$72,000	$86,000
Weighted average interest rate at end of year	2.15%	2.31%
Average cost of advances during the year	2.24%	2.44%
Weighted average maturity (in months)	24	23

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $135.2 million and $193.6 million of first mortgage loans at year-end 2015 and 2014, respectively, under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of 30% of total assets, the Company is eligible to borrow up to an additional $38.3 million at year-end 2015.

Required payments over the next five years are as follows:

Amount
(In thousands)
2016	$7,000
2017	39,500
2018	17,500
2019	8,000
2020	—

$72,000

Note 9—Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.07% at December 31, 2015. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company will be required to make quarterly

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

Note 10—Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $46 thousand and $105 thousand for 2015 and 2014.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan ("ESOP") after attaining certain age and service requirements. Upon termination of their employment with the Bank, participants will receive shares in accordance with their vested balance. Vesting occurs over seven years. The number of shares held by the ESOP and allocated to participants was 360,235 at December 31, 2015 and 2014. There were no shares unallocated as of December 31, 2015 and 2014. Dividends on allocated shares increase participant accounts. Compensation expense related to the ESOP was $1.3 million for 2015 and $69 thousand for 2014.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its former Chief Executive Officer ("Former CEO") whereby a stipulated amount will be paid to the Former CEO over a period of 15 years beginning on his retirement date in May 2013. Pursuant to the U.S Treasury Troubled Asset Relief Program, the Company is not permitted to make payments under this deferred compensation agreement. The amount accrued under this agreement was $1.2 million at December 31, 2015 and $1.0 million at December 31, 2014, and was accrued over the period of the Former CEO's active employment. Compensation expense was $104 thousand for 2015 and $58 thousand for 2014.

Note 11—Income Taxes

The Company and its subsidiary are subject to U.S. federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Income tax expense was as follows:

	2015	2014
	(In thousands)
Current
Federal	$—	$—
State	20	3
Deferred
Federal	1,238	530
State	505	324
Change in valuation allowance	(6,337)	(854)

Total	$(4,574)	$3

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2015	2014
	(In thousands)
Federal statutory rate times financial statement net income	$1,529	$861
Effect of:
State taxes, net of federal benefit	323	183
Earnings from bank owned life insurance	(25)	(27)
Low income housing credits	(212)	(212)
Change in valuation allowance	(6,337)	(854)
Other, net	148	52

Total	$(4,574)	$3

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Year-end deferred tax assets and liabilities were due to the following:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$311	$1,833
Accrued liabilities	222	286
State income taxes	51	44
Deferred compensation	475	513
Stock compensation	110	275
Net operating loss carryforward	6,141	7,341
Non-accrual loan interest	14	58
Partnership investment	125	60
General business credit	1,091	938
Alternative minimum tax credit	185	113
Other	531	33

Total deferred tax assets	9,256	11,494

Valuation allowance	(2,527)	(8,806)

Deferred tax liabilities:
Deferred loan fees/costs	(1,246)	(1,633)
Real estate owned	(15)	(86)
Basis difference on fixed assets	(59)	(80)
Net unrealized appreciation on available-for-sale securities	(164)	(222)
FHLB stock dividends	(574)	(574)
Mortgage servicing rights	(17)	(26)
Prepaid expenses	(60)	(67)

Total deferred tax liabilities	(2,135)	(2,688)

Net deferred tax assets	$4,594	$—

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company anticipates partial realization of its net deferred tax assets and has reduced its valuation allowance to $2.5 million at December 31, 2015. As a result, the Company reported $4.6 million in net deferred tax assets as of December 31, 2015. The Company recorded a valuation allowance of $8.8 million and $0 net deferred tax assets as of December 31, 2014.

As of December 31, 2015, the Company has federal net operating loss carryforwards of $11.9 million and California net operating loss carryforwards of $29.2 million, which begin expiring in 2031 through 2034. The Company also has federal general business credits of $1.1 million, expiring beginning in 2031 through 2035, and alternative minimum tax credit carryforwards of $172 thousand, which can be carried forward indefinitely.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total approximately $1.0 million at year end 2015 and 2014. If the Bank were liquidated, or otherwise ceases to be a bank, the $3.0 million tax bad debt reserve may need to be recaptured into taxable income and income tax expense would need to be provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$475	$488
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Reductions for tax positions of prior years	—	(13)
Settlements	—	—

Balance at end of year	$475	$475

The $475 thousand balance at December 31, 2015 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company expects that the total amount of unrecognized tax benefits may decrease significantly within the next twelve months due to expected settlement with the state taxing authorities. During 2015 and 2014, $5 thousand and $3 thousand were accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2012 through 2015 remain open for the assessment of Federal income tax. California tax years 2010 through 2015 remain open for the assessment of California income tax. The Company is currently under examination by the California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The FTB has adjusted the Company's California net operating loss carryforwards for items which the Company has established an unrecognized tax benefit. The Company has protested the adjustments and does not expect that significant additional tax expense will result.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 12—Stock-Based Compensation

In 2008, the Company adopted the 2008 Long-Term Incentive Plan ("2008 LTIP"), which was approved by its stockholders. The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company's non-employee directors and certain officers and employees for up to 2,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant; the option awards have vesting periods ranging from immediate vesting to 5 years and have 10-year contractual terms.

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

A summary of the activity in the 2008 LTIP for the years 2015 and 2014 follow:

	2015		2014
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	93,750	$4.94	93,750	$4.94
Granted during the year	—	—	—	—
Exercised during the year	—	—	—	—
Forfeited or expired during the year	(3,125)	4.80	—	—

Outstanding at end of year	90,625	$4.95	93,750	$4.94

Vested at end of year	90,625	$4.95	93,750	$4.94

Exercisable at end of year	90,625	$4.95	93,750	$4.94

No options were granted or exercised during 2015 and 2014. Options forfeited during 2015 totaled 3,125. There were no forfeitures during 2014. The Company recorded no stock-based compensation expense during 2015 compared to $11 thousand of stock-based compensation expense recorded during 2014. As of December 31, 2015, there was no unrecognized compensation cost related to nonvested stock options granted under the plan. Options outstanding and options exercisable had no intrinsic value and had a weighted average remaining contractual term of 3.3 years at December 31, 2015.

Note 13—Capital and Regulatory Matters

Effective September 9, 2010, the Company and the Bank agreed to the issuance of cease and desist orders (the "Orders") by the Office of Thrift Supervision, which was succeeded by the Office of the Comptroller of the Currency ("OCC"). The Order applicable to the Company prohibits the Company from paying dividends to its stockholders without the prior written approval of the FRB, which is now the federal regulator for savings and loan holding companies. In addition, the Company is not permitted to incur, issue, renew, repurchase, make payments on or increase any debt or redeem any capital stock without prior

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

notice to and receipt of written notice of non-objection from the FRB. The FRB provided written notice of non-objection for the Company's payments of interest on the Debentures during the fourth quarter of 2014 and the year 2015.

Effective November 23, 2015, the OCC has terminated the Consent Order, which was entered into by the Bank with the OCC in October 2013 and superseded the Order applicable to the Bank. This decision follows a full regulatory review of the Bank that the staff of the OCC completed in July 2015. The regulatory order from the FRB for the Company was terminated on February 5, 2016.

The Bank's capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

The federal banking regulators approved final capital rules ("Basel III Capital Rules") in July 2013 implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules prescribe a standardized approach for calculating risk-weighted assets and revised the definition and calculation of Tier 1 capital, Total capital, and include a new Common Equity Tier 1 capital ("CET1"). Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

  •
  4.5% CET1 to risk-weighted assets;

  •
  6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

  •
  8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

  •
  4.0% Tier 1 capital to average consolidated assets (known as the "leverage ratio").

A new capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

The Basel III Capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At December 31, 2015, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2015 and 2014 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

	Actual		Required for Capital Adequacy Purposes		Capital Requirements under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tier 1 (Leverage)	$39,773	11.34%	$14,028	4.00%	$31,562	9.00%
Tier 1	$39,773	16.41%	$9,695	4.00%	N/A	N/A
Total Capital	$42,870	17.69%	$19,390	8.00%	$31,508	13.00%

Note 14—Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2015	2014
	(In thousands)
Commitments to make loans	$4,322	$1,000
Unused lines of credit—variable rates	297	365

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2015, loan commitments consisted of three multi-family residential loans with initial five year interest rates ranging from 3.25% to 3.75%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 15—Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2015	2014
	(In thousands)
Assets
Cash and cash equivalents	$2,016	$2,880
Investment in bank subsidiary	49,480	39,944

Total assets	$51,496	$42,824

Liabilities and stockholders' equity
Junior subordinated debentures	$5,100	$5,100
Accrued expenses and other liabilities	233	466
Stockholders' equity	46,163	37,258

Total liabilities and stockholders' equity	$51,496	$42,824

Condensed Statements of Income
Years ended December 31,

	2015	2014
	(In thousands)
Interest income	$—	$—
Interest expense	(146)	(180)
Gain on restructuring of debt	—	365
Other expense	(484)	(875)

Loss before income tax and undistributed subsidiary income	(630)	(690)
Income taxes expense	(1)	(2)
Equity in undistributed subsidiary income	9,703	3,221

Net income	$9,072	$2,529

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Condensed Statements of Cash Flows
Years ended December 31,

	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$9,072	$2,529
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed subsidiary income	(9,703)	(3,221)
Gain on restructuring of debt	—	(365)
Amortization of deferred gain on debt restructuring	—	(133)
Stock-based compensation — non-employee	—	25
Change in other assets	—	2
Change in accrued expenses and other liabilities	(233)	(381)

Net cash used in operating activities	(864)	(1,544)

Cash flows from investing activities
Investment in bank subsidiary	—	(2,500)

Net cash used in investing activities	—	(2,500)

Cash flows from financing activities
Net proceeds from issuance of common stock and Recapitalization	—	9,018
Repayments on senior debt	—	(2,425)
Repayments on junior subordinated debentures	—	(900)

Net cash provided by financing activities	—	5,693

Net change in cash and cash equivalents	(864)	1,649
Beginning cash and cash equivalents	2,880	1,231

Ending cash and cash equivalents	$2,016	$2,880

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 16—Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2015	2014
Basic	(Dollars in thousands, except share and per share)
Net income	$9,072	$2,529

Income available to common stockholders	$9,072	$2,529

Weighted average common shares outstanding	29,076,708	22,103,488

Earnings per common share—basic	$0.31	$0.11

Diluted
Net income	$9,072	$2,529

Income available to common stockholders	$9,072	$2,529

Weighted average common shares outstanding for basic earnings per common share	29,076,708	22,103,488
Add: dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	29,076,708	22,103,488

Earnings per common share—diluted	$0.31	$0.11

Stock options for 90,625 shares and 93,750 shares of common stock for the years ended December 31, 2015 and 2014, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.