Form 10-Q
period 2016-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2016-05-06
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 2, 2016, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015

Assets

Cash and due from banks	$7,656	$5,104
Federal funds	28,335	62,735
Cash and cash equivalents	35,991	67,839
Securities available-for-sale, at fair value	15,209	14,140
Loans receivable held for investment, net of allowance of $4,534 and $4,828, respectively	319,881	304,171
Accrued interest receivable	1,091	1,077
Federal Home Loan Bank (FHLB) stock	2,573	2,573
Office properties and equipment, net	2,522	2,570
Real estate owned (REO)	-	360
Bank owned life insurance	2,897	2,882
Investment in affordable housing limited partnership	877	925
Deferred tax assets, net	4,565	4,594
Other assets	1,674	1,781
Total assets	$387,280	$402,912

Liabilities and stockholders’ equity

Liabilities:
Deposits	$257,409	$272,614
FHLB advances	72,000	72,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	297	663
Accrued expenses and other liabilities	5,584	6,372
Total liabilities	340,390	356,749

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2016 and December 31, 2015; issued 21,509,179 shares at March 31, 2016 and December 31, 2015; outstanding 21,405,188 shares at March 31, 2016 and December 31, 2015	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding 7,671,520 shares at March 31, 2016 and December 31, 2015	77	77
Additional paid-in capital	44,672	44,669
Retained earnings	3,166	2,533
Accumulated other comprehensive income (loss)	89	(2)
Treasury stock-at cost, 103,991 shares	(1,329)	(1,329)
Total stockholders’ equity	46,890	46,163
Total liabilities and stockholders’ equity	$387,280	$402,912

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,429	$3,724
Interest on mortgage-backed and other securities	83	94
Other interest income	103	87
Total interest income	3,615	3,905

Interest expense:
Interest on deposits	517	415
Interest on borrowings	427	531
Total interest expense	944	946

Net interest income before loan loss provision recapture	2,671	2,959
Loan loss provision recapture	300	750
Net interest income after loan loss provision recapture	2,971	3,709

Non-interest income:
Service charges	126	106
Net gain on sale of loans	-	134
CDFI grant	265	355
Other	152	34
Total non-interest income	543	629

Non-interest expense:
Compensation and benefits	1,903	1,768
Occupancy expense	293	299
Information services	206	217
Professional services	127	270
Office services and supplies	70	81
FDIC assessments	25	80
Corporate insurance	71	94
Other	184	229
Total non-interest expense	2,879	3,038

Income before income taxes	635	1,300
Income tax expense	2	2
Net income	$633	$1,298

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$120	$57
Income tax	29	-
Other comprehensive income, net of tax	91	57

Comprehensive income	$724	$1,355

Earnings per common share-basic	$0.02	$0.04
Earnings per common share-diluted	$0.02	$0.04

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$633	$1,298
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision recapture	(300)	(750)
Provision for losses on REOs	-	6
Depreciation	61	59
Net amortization of deferred loan origination costs	61	91
Net amortization of premiums on mortgage-backed securities	9	16
Amortization of investment in affordable housing limited partnership	48	48
Stock-based compensation expense	3	-
Earnings on bank owned life insurance	(15)	(15)
Originations of for-sale loans receivable	-	(12,562)
Net gain on sale of loans	-	(134)
Net gain on sale of REOs	(22)	(14)
Net change in accrued interest receivable	(14)	44
Net change in other assets	107	190
Net change in advance payments by borrowers for taxes and insurance	(366)	(421)
Net change in accrued expenses and other liabilities	(788)	(483)
Net cash used in operating activities	(583)	(12,627)

Cash flows from investing activities:
Net change in loans receivable held for investment	(15,471)	3,945
Proceeds from sales of loans receivable transferred to held-for-sale	-	12,292
Principal repayments on loans receivable transferred to held-for-sale	-	72
Purchase of available-for-sale securities	(1,484)	-
Prepayments and amortizations on available-for-sale securities	526	630
Proceeds from sales of REO	382	454
Redemption of FHLB stock	-	470
Purchase of FHLB stock	-	(188)
Additions to office properties and equipment	(13)	(14)
Net cash (used in) provided by investing activities	(16,060)	17,661

Cash flows from financing activities:
Net change in deposits	(15,205)	4,225
Repayments of FHLB advances	-	(1,500)
Net cash (used in) provided by financing activities	(15,205)	2,725

Net change in cash and cash equivalents	(31,848)	7,759
Cash and cash equivalents at beginning of the period	67,839	20,790
Cash and cash equivalents at end of the period	$35,991	$28,549

Supplemental disclosures of cash flow information:
Cash paid for interest	$941	$972
Cash paid for income taxes	-	-

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$-	$843

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments — Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted for all public business entities upon issuance.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share)
Basic
Net income	$633	$1,298

Weighted average common shares outstanding	29,076,708	29,076,708

Earnings per common share - basic	$0.02	$0.04

Diluted
Net income	$633	$1,298

Weighted average common shares outstanding	29,076,708	29,076,708
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares - fully dilutive	29,076,708	29,076,708

Earnings per common share - diluted	$0.02	$0.04

Stock options for 540,625 and 90,625 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2016 and 2015, respectively, because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016:

Residential mortgage-backed	$12,742	$459	$-	$13,201
U.S. Government and federal agency	1,949	59	-	2,008
Total available-for-sale securities	$14,691	$518	$-	$15,209
December 31, 2015:
Residential mortgage-backed	$11,796	$371	$-	$12,167
U.S. Government and federal agency	1,946	27	-	1,973
Total available-for-sale securities	$13,742	$398	$-	$14,140

At March 31, 2016, the Bank’s investment portfolio had an estimated remaining life of 4.1 years.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity at March 31, 2016.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,949	2,008
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	12,742	13,201
Total	$14,691	$15,209

At March 31, 2016 and December 31, 2015, securities pledged to secure public deposits had a carrying amount of $708 thousand and $731 thousand, respectively.  At March 31, 2016 and December 31, 2015, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Real estate:
Single family (1)	$124,025	$130,891
Multi-family	142,773	118,616
Commercial real estate	11,073	11,442
Church	44,710	46,390
Construction	332	343
Commercial – other	289	270
Consumer	6	4
Gross loans receivable before deferred loan costs and premiums	323,208	307,956
Unamortized net deferred loan costs and premiums	1,207	1,043
Gross loans receivable	324,415	308,999
Allowance for loan losses	(4,534)	(4,828)
Loans receivable, net	$319,881	$304,171

______

(1)         Includes $94.4 million and $99.5 million of non-impaired purchased loans at March 31, 2016 and December 31, 2015, respectively, which are accounted for under ASC 310-20.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2016
	Real Estate

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(69)	208	(25)	(413)	-	(1)	-	(300)
Recoveries	-	-	-	6	-	-	-	6
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$528	$1,866	$444	$1,676	$3	$17	$-	$4,534
	Three Months Ended March 31, 2015
	Real Estate

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(10)	15	(60)	(689)	(3)	(1)	(2)	(750)
Recoveries	-	-	-	6	-	-	-	6
Loans charged off	-	-	-	(50)	-	-	-	(50)
Ending balance	$1,164	$2,741	$436	$3,314	$4	$11	$1	$7,671

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the periods indicated:

	March 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$131	$2	$91	$570	$-	$15	$-	$809
Collectively evaluated for impairment	397	1,864	353	1,106	3	2	-	3,725
Total ending allowance balance	$528	$1,866	$444	$1,676	$3	$17	$-	$4,534
Loans:
Loans individually evaluated for impairment	$939	$972	$1,939	$10,995	$-	$67	$-	$14,912
Loans collectively evaluated for impairment	123,726	142,995	9,141	33,081	332	222	6	309,503
Total ending loans balance	$124,665	$143,967	$11,080	$44,076	$332	$289	$6	$324,415

	December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134	$1	$88	$756	$-	$16	$-	$995
Collectively evaluated for impairment	463	1,657	381	1,327	3	2	-	3,833
Total ending allowance balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Loans:
Loans individually evaluated for impairment	$963	$1,440	$1,924	$11,390	$-	$67	$-	$15,784
Loans collectively evaluated for impairment	130,632	118,186	9,488	34,359	343	203	4	293,215
Total ending loans balance	$131,595	$119,626	$11,412	$45,749	$343	$270	$4	$308,999

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$873	$282	$-	$877	$302	$-
Multi-family	385	315	-	912	779	-
Commercial real estate	635	240	-	636	259	-
Church	6,046	3,917	-	5,615	3,542	-
With an allowance recorded:
Single family	657	657	131	662	661	134
Multi-family	657	657	2	661	661	1
Commercial real estate	1,699	1,699	91	1,702	1,665	88
Church	7,470	7,078	570	8,245	7,848	756
Commercial -other	67	67	15	67	67	16
Total	$18,489	$14,912	$809	$19,377	$15,784	$995

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$951	$7	$1,382	$7
Multi-family	1,206	41	2,740	16
Commercial real estate	1,933	56	4,264	106
Church	11,191	126	14,603	142
Commercial -other	67	-	95	2
Total	$15,348	$230	$23,084	$273

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $119 thousand and $284 thousand for the three months ended March 31, 2016 and 2015, respectively, and were not included in the consolidated results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$73	$5	$-	$78	$124,587
Multi-family	-	-	-	-	143,967
Commercial real estate	-	-	-	-	11,080
Church	578	-	463	1,041	43,035
Construction	-	-	-	-	332
Commercial - other	-	-	-	-	289
Consumer	-	-	-	-	6
Total	$651	$5	$463	$1,119	$323,296

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$103	$-	$-	$103	$131,492
Multi-family	291	-	-	291	119,335
Commercial real estate	-	-	-	-	11,412
Church	595	-	456	1,051	44,698
Construction	-	-	-	-	343
Commercial - other	-	-	-	-	270
Consumer	-	-	-	-	4
Total	$989	$-	$456	$1,445	$307,554

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Loans receivable held for investment:
Single family	$282	$302
Multi-family	315	779
Commercial real estate	240	259
Church	3,265	2,887
Total non-accrual loans	$4,102	$4,227

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2016 or December 31, 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At March 31, 2016, loans classified as troubled debt restructurings (“TDRs”) totaled $14.4 million, of which $3.6 million were included in non-accrual loans and $10.8 million were on accrual status.  At December 31, 2015, loans classified as TDRs totaled $15.3 million, of which $3.8 million were included in non-accrual loans and $11.5 million were on accrual status.  The Company has allocated $809 thousand and $995 thousand of specific reserves for accruing TDRs as of March 31, 2016 and December 31, 2015, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2016 and December 31, 2015, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2016 and 2015.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk categories of loans by loan type as of the periods indicated were as follows:

	March 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$122,163	$-	$2,220	$282	$-	$-
Multi-family	141,922	493	350	1,202	-	-
Commercial real estate	7,170	-	-	3,910	-	-
Church	34,425	725	836	8,090	-	-
Construction	332	-	-	-	-	-
Commercial - other	222	-	-	67	-	-
Consumer	6	-	-	-	-	-
Total	$306,240	$1,218	$3,406	$13,551	$-	$-

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$128,736	$-	$2,557	$302	$-	$-
Multi-family	117,602	-	352	1,672	-	-
Commercial real estate	7,509	-	-	3,903	-	-
Church	35,013	776	1,431	8,529	-	-
Construction	343	-	-	-	-	-
Commercial - other	203	-	-	67	-	-
Consumer	4	-	-	-	-	-
Total	$289,410	$776	$4,340	$14,473	$-	$-

NOTE (5) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.18% at March 31, 2016.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$13,201	$-	$13,201
Securities available-for-sale - U.S. Government and federal agency	2,008	-	-	2,008

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$12,167	$-	$12,167
Securities available-for-sale - U.S. Government and federal agency	1,973	-	-	1,973

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2016 and 2015.

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

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	March 31, 2016	December 31, 2015
	(In thousands)
Impaired loans carried at fair value of collateral	$ 2,456	$ 2,557
Real estate owned	-	360

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-18% to 13%	0%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$35,991	$35,991	$-	$-	$35,991
Securities available-for-sale	15,209	2,008	13,201	-	15,209
Loans receivable held for investment	319,881	-	-	327,441	327,441
Accrued interest receivable	1,091	63	34	994	1,091
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$257,409	$-	$252,816	$-	$252,816
Federal Home Loan Bank advances	72,000	-	73,728	-	73,728
Junior subordinated debentures	5,100	-	-	3,164	3,164
Accrued interest payable	54	-	48	6	54

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,839	$67,839	$-	$-	$67,839
Securities available-for-sale	14,140	1,973	12,167	-	14,140
Loans receivable held for investment	304,171	-	-	306,643	306,643
Accrued interest receivable	1,077	63	31	983	1,077
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$272,614	$-	$265,495	$-	$265,495
Federal Home Loan Bank advances	72,000	-	73,441	-	73,441
Junior subordinated debentures	5,100	-	-	3,117	3,117
Accrued interest payable	52	-	46	6	52

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (7) – Stock-based Compensation

In 2008, the Company adopted the 2008 Long-Term Incentive Plan (“2008 LTIP”), which was approved by its stockholders.  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards to the Company’s non-employee directors and certain officers and employees for up to 2,000,000 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; the option awards have vesting periods ranging from immediate vesting to five years and have 10-year contractual terms.

In February 2016, the Company granted 450,000 stock options, with an exercise price of $1.62 per share, to senior executive officers.  These options vest over five years and expire in ten years.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The Company recorded $3 thousand of stock-based compensation expense during the three months ended March 31, 2016 compared to $0 during the three months ended March 31, 2015.

NOTE (8) – Regulatory Matters

The Bank’s capital requirements are administered by the Office of the Comptroller of the Currency (“OCC”) and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC.  Failure to meet capital requirements can result in regulatory action.

The federal banking regulators approved final capital rules (“Basel III Capital Rules”) in July 2013 implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules prescribe a standardized approach for calculating risk-weighted assets and revised the definition and calculation of Tier 1 capital and Total capital, and include a new Common Equity Tier 1 capital (“CET1”) measure.  Under the Basel III Capital Rules, the currently effective minimum capital ratios are:

•                        4.5% CET1 to risk-weighted assets;

•                        6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•                        8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•                        4.0% Tier 1 capital to average consolidated assets (known as the “leverage ratio”).

A new capital conservation buffer was also established above the regulatory minimum capital requirements.  This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until it reaches its final level of 2.5% on January 1, 2019.

The Basel III Capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At March 31, 2016 and December 31, 2015, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016:
Tier 1 (Leverage)	$46,751	12.02%	$15,560	4.0%	$19,450	5.0%
Common Equity Tier 1	$46,751	19.19%	$10,960	4.5%	$15,832	6.5%
Tier 1	$46,751	19.19%	$14,614	6.0%	$19,485	8.0%
Total Capital	$49,814	20.45%	$19,485	8.0%	$24,356	10.0%

December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

NOTE (9) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  This analysis is updated quarterly.  Based on this analysis, the Company determined that a valuation allowance of $2.4 million was required as of March 31, 2016, resulting in a $4.6 million net deferred tax assets.  The Company recorded a valuation allowance of $2.5 million and reported $4.6 million in net deferred tax assets as of December 31, 2015.

NOTE (10) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 13% of its deposits as of March 31, 2016.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Overview

We recorded net income of $633 thousand, or $0.02 per diluted share, for the first quarter of 2016, compared to net income of $1.3 million, or $0.04 per diluted share, for the first quarter of 2015.  The decrease of $665 thousand in net income during the first quarter of 2016 was primarily due to a decrease of $288 thousand in net interest income (before loan loss provision recapture), a decrease of $450 thousand in loan loss provision recapture and a decrease of $86 thousand in non-interest income, which were partially offset by a decrease of $159 thousand in non-interest expense.

The loan loss provision recapture reflects the substantial reduction in delinquencies and non-performing loans over the past three years. As of March 31, 2016, delinquencies and non-performing loans were at their lowest levels since 2009, and represented 0.29% and 1.06% of total assets. There were no loan charge-offs or loans transferred to REO during the first quarter of 2016 and the Bank owned no REO properties as of March 31, 2016.

Total assets decreased by $15.6 million during the first quarter of 2016, primarily because the Bank used cash to redeem $15.0 million of certificates of deposit.  Total cash and cash equivalents decreased $31.8 million, reflecting investments in loans receivable, which increased $15.7 million, and securities, which increased $1.1 million as we invested excess Federal Funds in multi-family residential loans and securities to improve the yield on interest-earning assets.

Results of Operations

Net Income

We recorded net income of $633 thousand for the first quarter of 2016, compared to $1.3 million for the first quarter of 2015.  Results during the first quarter of 2016 included a loan loss provision recapture of $300 thousand and a grant of $265 thousand from the U.S. Treasury Department’s Community Development Financial Institutions (“CDFI”) Fund.  During the first quarter of 2015, we recorded a loan loss provision recapture of $750 thousand, a grant of $355 thousand from the CDFI Fund and a gain on sale of loans of $134 thousand.

Net Interest Income

For the first quarter of 2016, net interest income totaled $2.7 million, representing a decrease of $288 thousand, or 10%, from the $3.0 million of net interest income reported for the first quarter of 2015.  The decrease in net interest income in the first quarter of 2016, compared to the first quarter of 2015 was due to lower interest income on loans.

Interest income and fees on loans for the first quarter of 2016 totaled $3.4 million, representing a decrease of $295 thousand, or 8%, from the $3.7 million of interest income and fees on loans for the first quarter of 2015.  The decrease in loan interest income in the first quarter of 2016, compared to the first quarter of 2015 was driven by a decrease of 60 basis points in the average yield on loans to 4.33% for the first quarter of 2016 from 4.93% for the first quarter of 2015, which reduced loan interest income by $469 thousand.  The average yield on loans for the first quarter of 2016 decreased primarily because the yields on the $99.7 million of single family loans that were purchased during the fourth quarter of 2015 and on loans that were originated during the first quarter of 2016 were lower than the average yields earned on the $164.1 million of  multi-family loans that were sold in 2015 and on loans that were paid off during 2015.  Partially offsetting this decrease was the impact of an increase of $14.6 million in the average balance of loans receivable, which increased to $317.0 million for the first quarter of 2016 from $302.4 million for the first quarter of 2015 and resulted in additional interest income of $174 thousand.  The increase in the average balance of loans receivable primarily resulted from loan originations of $27.8 million during the first quarter of 2016.

Interest expense on deposits for the first quarter of 2016 totaled $517 thousand, representing an increase of $102 thousand, or 25%, from the $415 thousand of interest expense on deposits for the first quarter of 2015.  The increase was primarily due to an increase of $41.6 million in the average balance of deposits to $261.0 million in the first quarter of 2016 from $219.4 million in the first quarter of 2015.

Interest expense on borrowings for the first quarter of 2016 totaled $427 thousand, representing a decrease of $104 thousand, or 20%, from the $531 thousand of interest expense on borrowings for the first quarter of 2015.  The decrease was primarily due to a decrease of $13.1 million in the average balance of FHLB advances and a decrease of 18 basis points in the average cost of FHLB advances during the first quarter of 2016.

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance of loans receivable, which has the effect of reducing average loan yields.

	For the three months ended March 31,
		2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$5,856	$4	0.27%	$2,322	$2	0.34%
Federal funds sold	43,033	53	0.49%	19,894	11	0.22%
Securities	14,295	83	2.32%	16,291	94	2.31%
Loans receivable (1)	317,058	3,429	4.33%	302,421	3,724	4.93%
FHLB stock	2,573	46	7.15%	4,339	74	6.82%
Total interest-earning assets	382,815	$3,615	3.78%	345,267	$3,905	4.52%
Non-interest-earning assets	9,466			6,608
Total assets	$392,281			$351,875

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$24,479	$32	0.52%	$16,578	$16	0.39%
Passbook deposits	36,109	29	0.32%	36,800	29	0.32%
NOW and other demand deposits	29,804	5	0.07%	29,730	6	0.08%
Certificate accounts	170,574	451	1.06%	136,285	364	1.07%
Total deposits	260,966	517	0.79%	219,393	415	0.76%
FHLB advances	72,000	387	2.15%	85,111	496	2.33%
Junior subordinated debentures	5,100	40	3.14%	5,100	35	2.75%
Total interest-bearing liabilities	338,066	$943	1.12%	309,604	$946	1.22%
Non-interest-bearing liabilities	7,716			4,609
Stockholders’ Equity	46,499			37,662
Total liabilities and stockholders’ equity	$392,281			$351,875

Net interest rate spread (2)		$2,671	2.66%		$2,959	3.30%
Net interest rate margin (3)			2.79%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities			113.24%			111.52%

____

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale. The Company did not have any loans held for sale during the quarter ended March 31, 2016.

(2)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We recorded a loan loss provision recapture of $300 thousand for the first quarter of 2016 primarily due to continued improvement in the Bank’s loan loss experience, as well as improvement in the overall quality of its loan portfolio.  In comparison, we recorded a loan loss provision recapture of $750 thousand for the first quarter of 2015.  See “Allowance for Loan Losses” below for additional information.

Non-interest Income

Non-interest income for the first quarter of 2016 totaled $543 thousand, representing a decrease of $86 thousand, or 14%, from the $629 thousand of non-interest income for the first quarter of 2015.  The decrease in non-interest income was primarily because we did not sell any loans during the first quarter of 2016, whereas we recognized a gain on sale of loans of $134 thousand during the first quarter of 2015.  Additionally, the amount of grant we received from the CDFI Fund during the first quarter of 2016 was $90 thousand lower than the CDFI grant we received during the first quarter of 2015.  These decreases in non-interest income from the first quarter of 2015 were partially offset by an increase of $20 thousand in service charges on deposit accounts and an early withdrawal fee of $80 thousand.

Non-interest Expense

Non-interest expense for the first quarter of 2016 totaled $2.9 million, representing a decrease of $159 thousand, or 5%, from the $3.0 million of non-interest expense for the first quarter of 2015.  The decrease in non-interest expense was primarily due to a decrease of $143 thousand in professional services expense, a decrease of $55 thousand in FDIC assessments, a decrease of $23 thousand in corporate insurance expense and a decrease of $45 thousand in other expenses, primarily REO expenses.  Professional services expense decreased by $143 thousand in the first quarter of 2016 primarily because the annual third party credit review was moved to the second quarter of 2016 whereas in the first quarter of 2015, we incurred $89 thousand of fees related to such review.  During the first quarter of 2016, we also incurred $41 thousand less in legal expenses.  These decreases in non-interest expense were partially offset by an increase of $135 thousand in compensation and benefits expense, primarily reflecting higher bonus payments.

Income Taxes

We recorded income tax expense of $2 thousand for the first quarter of 2016 and 2015.  The tax expense for both periods primarily reflected the statutory minimum taxes payable to the State of California, and the use of net operating loss carryforwards to offset current taxable income in the periods presented.  As of March 31, 2016, the Company had $4.6 million of deferred tax assets, net of a valuation allowance of $2.4 million.

Financial Condition

Total Assets

Total assets were $387.3 million at March 31, 2016, which represented a decrease of $15.6 million, or 4%, from total assets of $402.9 million at December 31, 2015.  The decrease in assets during the first quarter of 2016 was primarily because we used cash to redeem $15.0 million of certificates of deposit.  Total cash and cash equivalents decreased $31.8 million, reflecting investments in net loans receivable, which increased $15.7 million, and securities, which increased $1.1 million, as we invested excess Federal Funds in multi-family residential loans and securities to improve the yield on our interest-earning assets.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $15.4 million to $324.4 million at March 31, 2016, from $309.0 million at December 31, 2015.  The increase in our loan portfolio during the first quarter of 2016 primarily consisted of an increase of $24.3 million in our multi-family residential real estate loan portfolio, a decrease of $6.9 million in our single family residential real estate loan portfolio, a decrease of $332 thousand in our commercial real estate loan portfolio and a decrease of $1.7 million in our church loan portfolio.

We originated $27.8 million of loans during the first quarter of 2016, all of which were originated as loans held for investment. During the first quarter of 2015, we originated $25.4 million of loans, of which $12.8 million were originated for investment and $12.6 million were originated for sale.  Loan repayments totaled $12.6 million for the first quarter of 2016, compared to $16.8 million for the first quarter of 2015.

There were no loan charge-offs or loans transferred to REO during the first quarter of 2016.  In contrast, loan charge-offs totaled $50 thousand and loans transferred to REO totaled $843 thousand during the first quarter of 2015.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is adjusted through provisions for loan losses charged or credited to earnings to increase or decrease the ALLL to a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL decreased to $4.5 million, or 1.40% of our gross loans receivable, at March 31, 2016, from $4.8 million, or 1.56% of our gross loans receivable, at December 31, 2015, primarily reflecting a loan loss provision recapture of $300 thousand.  Our loan portfolio as of March 31, 2016 included $94.9 million of loans that we purchased in November 2015, for which there was no assigned allowance for loan losses.  We purchased these loans at fair value and we have not identified any deterioration of credit quality in these loans since purchase.  The reduction in ALLL at March 31, 2016 compared to December 31, 2015, and the loan loss provision recapture during the first quarter of 2016, reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset quality metrics and the high quality of our loan originations.

Our loan delinquencies and non-performing loans are at the lowest levels since December 2009.  As of March 31, 2016, we had total delinquencies of $1.1 million, compared to total delinquencies of $1.4 million at December 31, 2015.  The decrease of $326 thousand in loan delinquencies during the first quarter of 2016 was primarily due to a loan payoff of $457 thousand and repayments of $20 thousand.  In addition, two delinquent loans totaling $318 thousand were brought current.  These decreases were partially offset by $469 thousand in new delinquent loans.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2016, NPLs totaled $4.1 million, compared to $4.2 million at December 31, 2015.  The decrease of $125 thousand in NPLs was primarily due to a loan payoff of $457 thousand and repayments of $132 thousand, which were partially offset by the placement of a church loan for $463 thousand into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2016, $3.1 million, or 75%, of our total NPLs of $4.1 million were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which amounted to 110.53% at March 31, 2016, compared to 114.22% at December 31, 2015.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first quarter of 2016 compared to $50 thousand during the first quarter of 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  As of March 31, 2016, we had written down 71% of our NPLs to estimated fair value less estimated selling costs.  The remaining 29% of our NPLs at March 31, 2016 were reported at cost because the fair value of collateral less estimated selling costs exceeded the recorded investment in the loan.

Recoveries during the first quarter of 2016 and 2015 totaled $6 thousand and were primarily due to repayments on loans that had been fully written off.

Impaired loans at March 31, 2016 were $14.9 million, compared to $15.8 million at December 31, 2015.  Specific reserves for impaired loans were $809 thousand, or 5.43% of the aggregate impaired loan amount at March 31, 2016, compared to $995 thousand, or 6.30%, at December 31, 2015.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) decreased to 1.20% at March 31, 2016, from 1.31% at December 31, 2015.  The decrease in our coverage ratio reflected a decline in our historical charge-offs and the continued improvements in our asset quality.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2016, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $15.2 million to $257.4 million at March 31, 2016 from $272.6 million at December 31, 2015.  During the first quarter of 2016, certificates of deposit (“CDs”) decreased by $15.0 million and represented 65% of total deposits at March 31, 2016, compared to 67% of total deposits at December 31, 2015.  Of the $15.0 million decrease in CDs, $10.0 million was from one deposit relationship and $1.2 million was from QwickRate CD maturities.  Core deposits (NOW, demand, money market and passbook accounts) decreased by $171 thousand during the first quarter of 2016 and represented 35% of total deposits at March 31, 2016, compared to 33% of total deposits at December 31, 2015.

One customer relationship accounted for approximately 13% of our deposits at March 31, 2016.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the first quarter of 2016, FHLB advances and junior subordinated debentures remained unchanged at $72.0 million and $5.1 million, respectively.

Stockholders’ Equity

Stockholders’ equity was $46.9 million, or 12.11% of the Company’s total assets, at March 31, 2016, compared to $46.2 million, or 11.46% of the Company’s total assets, at December 31, 2015.  The Company’s book value was $1.61 per share as of March 31, 2016, compared to $1.59 per share as of December 31, 2015.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $48.9 million at March 31, 2016.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at March 31, 2016 consisted of $36.0 million in cash and cash equivalents and $14.5 million in securities available-for-sale that were not pledged, compared to $67.8 million in cash and cash equivalents and $13.4 million in securities available-for-sale that were not pledged at December 31, 2015.  Total cash and cash equivalents decreased $31.8 million, as the Bank used cash to redeem $15.0 million of certificates of deposits and invested excess Federal Funds in multi-family residential loans and securities to improve the yield on interest-earning assets.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014.  The Company had not been able to obtain funds from the Bank since 2010 because of prohibitions included in regulatory orders that were in effect until November 2015.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $583 thousand and $12.6 million during the quarter ended March 31, 2016 and 2015, respectively.  Net cash outflows from operating activities during the first quarter of 2016 were primarily attributable to payments of accrued expenses and other liabilities and payments of taxes and insurance on behalf of our loan borrowers.

The Company recorded consolidated net cash outflows from investing activities of $16.1 million during the quarter ended March 31, 2016, compared to consolidated net cash inflows from investing activities of $17.7 million during the quarter ended March 31, 2015.  Net cash outflows from investing activities during the first quarter of 2016 were primarily attributable to loan originations and purchase of securities.

The Company recorded consolidated net cash outflows from financing activities of $15.2 million during the quarter ended March 31, 2016, compared to consolidated net cash inflows from financing activities of $2.7 million during the quarter ended March 31, 2015.  Net cash outflows from financing activities during the first quarter of 2016 were attributable to a decrease in deposits.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 8 of the Notes to Consolidated Financial Statements and in “Regulatory Capital” below.

Regulatory Capital

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amended the existing capital rules for banks.  These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”), as well as requirements contemplated by the Dodd-Frank Act.

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

The new capital rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 Leverage ratio of 4.0%.  A new capital conservation buffer was also established above the regulatory minimum capital requirements.  This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until it reaches its final level of 2.5% on January 1, 2019.  An institution that does not meet the conservation buffer will be subject to restrictions on certain activities, including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

At March 31, 2016 and December 31, 2015, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016:
Tier 1 (Leverage)	$ 46,751	12.02%	$ 15,560	4.0%	$ 19,450	5.0%
Common Equity Tier 1	$ 46,751	19.19%	$ 10,960	4.5%	$ 15,832	6.5%
Tier 1	$ 46,751	19.19%	$ 14,614	6.0%	$ 19,485	8.0%
Total Capital	$ 49,814	20.45%	$ 19,485	8.0%	$ 24,356	10.0%
December 31, 2015:
Tier 1 (Leverage)	$ 46,028	11.56%	$ 15,923	4.0%	$ 19,903	5.0%
Common Equity Tier 1	$ 46,028	19.45%	$ 10,650	4.5%	$ 15,383	6.5%
Tier 1	$ 46,028	19.45%	$ 14,200	6.0%	$ 18,933	8.0%
Total Capital	$ 49,010	20.71%	$ 18,933	8.0%	$ 23,667	10.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2016.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.  There were no significant changes during the quarter ended March 31, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 1A.    RISK FACTORS

Not Applicable

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                     MINE SAFETY DISCLOSURES

Not Applicable

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by the Registrant on March 28, 2016)
10.1**	Form of Stock Option Agreement for options granted under Broadway Financial Corporation’s 2008 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein.  Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.

** Including stock options granted to Brenda Battey, Norman Bellefeuille and Ruth Mc Cloud.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 6, 2016	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer