Form 10-Q
period 2016-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2016-08-12
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 5, 2016, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015

Assets

Cash and due from banks	$7,285	$5,104
Federal funds	28,405	62,735
Cash and cash equivalents	35,690	67,839
Securities available-for-sale, at fair value	15,453	14,140
Loans receivable held for investment, net of allowance of $4,545 and $4,828, respectively	341,264	304,171
Accrued interest receivable	1,140	1,077
Federal Home Loan Bank (FHLB) stock	2,573	2,573
Office properties and equipment, net	2,472	2,570
Real estate owned (REO)	-	360
Bank owned life insurance	2,911	2,882
Investment in affordable housing limited partnership	828	925
Deferred tax assets, net	4,527	4,594
Other assets	1,535	1,781
Total assets	$408,393	$402,912

Liabilities and stockholders’ equity

Liabilities:
Deposits	$279,772	$272,614
FHLB advances	70,000	72,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	663	663
Accrued expenses and other liabilities	5,634	6,372
Total liabilities	361,169	356,749

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2016 and December 31, 2015; issued 21,509,179 shares at June 30, 2016 and December 31, 2015; outstanding 21,405,188 shares at June 30, 2016 and December 31, 2015	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding 7,671,520 shares at June 30, 2016 and December 31, 2015	77	77
Additional paid-in capital	44,682	44,669
Retained earnings	3,485	2,533
Accumulated other comprehensive income (loss)	94	(2)
Treasury stock-at cost, 103,991 shares	(1,329)	(1,329)
Total stockholders’ equity	47,224	46,163
Total liabilities and stockholders’ equity	$408,393	$402,912

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,591	$3,779	$7,020	$7,503
Interest on mortgage-backed and other securities	84	90	167	184
Other interest income	98	243	201	330
Total interest income	3,773	4,112	7,388	8,017

Interest expense:
Interest on deposits	511	435	1,028	850
Interest on borrowings	421	536	848	1,067
Total interest expense	932	971	1,876	1,917

Net interest income before loan loss provision recapture	2,841	3,141	5,512	6,100
Loan loss provision recapture	250	750	550	1,500
Net interest income after loan loss provision recapture	3,091	3,891	6,062	7,600

Non-interest income:
Service charges	120	102	246	208
Net gain on sale of loans	-	380	-	514
CDFI grant	-	-	265	355
Other	79	24	231	58
Total non-interest income	199	506	742	1,135

Non-interest expense:
Compensation and benefits	1,709	1,670	3,612	3,438
Occupancy expense	289	287	582	586
Information services	180	245	386	462
Professional services	320	208	447	478
Office services and supplies	72	79	142	160
FDIC assessments	58	95	83	175
Corporate insurance	71	102	142	196
Other	272	552	456	781
Total non-interest expense	2,971	3,238	5,850	6,276

Income before income taxes	319	1,159	954	2,459
Income tax expense	-	6	2	8
Net income	$319	$1,153	$952	$2,451

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$43	$(118)	$163	$(61)
Income tax	38	-	67	-
Other comprehensive income (loss), net of tax	5	(118)	96	(61)

Comprehensive income	$324	$1,035	$1,048	$2,390

Earnings per common share-basic	$0.01	$0.04	$0.03	$0.08
Earnings per common share-diluted	$0.01	$0.04	$0.03	$0.08

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)

Cash flows from operating activities:

Net income	$952	$2,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loan loss provision recapture	(550)	(1,500)
Provision for losses on REOs	-	126
Depreciation	124	117
Net amortization of deferred loan origination costs	92	167
Net amortization of premiums on mortgage-backed securities	23	30
Amortization of investment in affordable housing limited partnership	97	96
Stock-based compensation expense	13	-
Earnings on bank owned life insurance	(29)	(30)
Originations of for-sale loans receivable	-	(31,479)
Proceeds from for-sale loans receivable	-	14,781
Net gain on sale of loans	-	(514)
Net gain on sale of REOs	(22)	-
Net change in accrued interest receivable	(63)	166
Net change in other assets	246	558
Net change in advance payments by borrowers for taxes and insurance	-	(44)
Net change in accrued expenses and other liabilities	(738)	225
Net cash provided by (used in) operating activities	145	(14,850)

Cash flows from investing activities:

Net change in loans receivable held for investment	(36,635)	(8,204)
Proceeds from sales of loans receivable transferred to held-for-sale	-	44,725
Principal repayments on loans receivable transferred to held-for-sale	-	166
Purchase of available-for-sale securities	(2,505)	-
Prepayments and amortizations on available-for-sale securities	1,332	1,337
Proceeds from sales of REO	382	621
Redemption of FHLB stock	-	1,527
Purchase of FHLB stock	-	(188)
Additions to office properties and equipment	(26)	(48)
Net cash (used in) provided by investing activities	(37,452)	39,936

Cash flows from financing activities:

Net change in deposits	7,158	14,285
Proceeds from FHLB advances	-	21,000
Repayments of FHLB advances	(2,000)	(29,500)
Net cash provided by financing activities	5,158	5,785

Net change in cash and cash equivalents	(32,149)	30,871
Cash and cash equivalents at beginning of the period	67,839	20,790
Cash and cash equivalents at end of the period	$35,690	$51,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,872	$1,941
Cash paid for income taxes	8	2

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$-	$843
Transfers of loans receivable held for investment to loans receivable held for sale	$-	$90,183

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases, as defined) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted.  The Company has not yet determined the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share)
Basic
Net income	$319	$1,153	$952	$2,451

Weighted average common shares outstanding	29,076,708	29,076,708	29,076,708	29,076,708

Earnings per common share - basic	$0.01	$0.04	$0.03	$0.08

Diluted
Net income	$319	$1,153	$952	$2,451

Weighted average common shares outstanding	29,076,708	29,076,708	29,076,708	29,076,708
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	29,076,708	29,076,708	29,076,708	29,076,708

Earnings per common share - diluted	$0.01	$0.04	$0.03	$0.08

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Stock options for 540,625 shares of common stock for the three and six months ended June 30, 2016 and for 90,625 shares of common stock for the three and six months ended June 30, 2015 were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016:
Residential mortgage-backed	$12,939	$490	$-	$13,429
U.S. Government and federal agency	1,953	71	-	2,024
Total available-for-sale securities	$14,892	$561	$-	$15,453
December 31, 2015:
Residential mortgage-backed	$11,796	$371	$-	$12,167
U.S. Government and federal agency	1,946	27	-	1,973
Total available-for-sale securities	$13,742	$398	$-	$14,140

At June 30, 2016, the Bank’s investment portfolio had an estimated remaining life of 3.8 years.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity at June 30, 2016.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily residential mortgage-backed securities, are shown separately.

	Available-for-Sale
Maturity	Amortized Cost	Fair Value
	(In thousands)
Within one year	$-	$-
One to five years	1,953	2,024
Five to ten years	-	-
Beyond ten years	-	-
Residential mortgage-backed	12,939	13,429
Total	$14,892	$15,453

At June 30, 2016 and December 31, 2015, securities pledged to secure public deposits had a carrying amount of $641 thousand and $719 thousand, respectively.  At June 30, 2016 and December 31, 2015, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Real estate:
Single family (1)	$115,388	$130,891
Multi-family	173,438	118,616
Commercial real estate	10,733	11,442
Church	44,175	46,390
Construction	320	343
Commercial – other	304	270
Consumer	15	4
Gross loans receivable before deferred loan costs and premiums	344,373	307,956
Unamortized net deferred loan costs and premiums	1,436	1,043
Gross loans receivable	345,809	308,999
Allowance for loan losses	(4,545)	(4,828)
Loans receivable, net	$341,264	$304,171

______

(1)             Includes $89.0 million and $99.5 million of non-impaired purchased loans at June 30, 2016 and December 31, 2015, respectively, which are accounted for under ASC 310-20.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$528	$1,866	$444	$1,676	$3	$17	$-	$4,534
Provision for (recapture of) loan losses	(87)	381	(452)	(86)	-	(7)	1	(250)
Recoveries	-	-	248	6	-	7	-	261
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545

	Six Months Ended June 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(156)	589	(477)	(499)	-	(8)	1	(550)
Recoveries	-	-	248	12	-	7	-	267
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545

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

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	June 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$-	$-	$555	$-	$15	$-	$699
Collectively evaluated for impairment	312	2,247	240	1,041	3	2	1	3,846
Total ending allowance balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545
Loans:
Loans individually evaluated for impairment	$915	$961	$1,697	$10,838	$-	$66	$-	$14,477
Loans collectively evaluated for impairment	115,075	173,926	9,043	32,715	320	238	15	331,332
Total ending loans balance	$115,990	$174,887	$10,740	$43,553	$320	$304	$15	$345,809

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134	$1	$88	$756	$-	$16	$-	$995
Collectively evaluated for impairment	463	1,657	381	1,327	3	2	-	3,833
Total ending allowance balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Loans:
Loans individually evaluated for impairment	$963	$1,440	$1,924	$11,390	$-	$67	$-	$15,784
Loans collectively evaluated for impairment	130,632	118,186	9,488	34,359	343	203	4	293,215
Total ending loans balance	$131,595	$119,626	$11,412	$45,749	$343	$270	$4	$308,999

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$870	$262	$-	$877	$302	$-
Multi-family	1,036	961	-	912	779	-
Commercial real estate	1,697	1,697	-	636	259	-
Church	6,011	3,797	-	5,615	3,542	-
With an allowance recorded:
Single family	653	653	129	662	661	134
Multi-family	-	-	-	661	661	1
Commercial real estate	-	-	-	1,702	1,665	88
Church	7,424	7,041	555	8,245	7,848	756
Commercial -other	66	66	15	67	67	16
Total	$17,757	$14,477	$699	$19,377	$15,784	$995

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

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$927	$7	$939	$14
Multi-family	966	11	1,102	52
Commercial real estate	1,746	211	1,825	267
Church	10,915	121	11,061	247
Commercial -other	66	2	67	2
Total	$14,620	$352	$14,994	$582

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,346	$8	$1,364	$15
Multi-family	1,974	99	2,305	115
Commercial real estate	2,897	55	3,639	161
Church	13,695	144	14,191	286
Commercial -other	82	1	89	3
Total	$19,994	$307	$21,588	$580

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
			(In thousands)
Loans receivable held for investment:
Single family	$69	$-	$-	$69	$115,921
Multi-family	310	-	-	310	174,577
Commercial real estate	1,697	-	-	1,697	9,043
Church	-	-	-	-	43,553
Construction	-	-	-	-	320
Commercial - other	-	-	-	-	304
Consumer	-	-	-	-	15
Total	$2,076	$-	$-	$2,076	$343,733

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
			(In thousands)
Loans receivable held for investment:
Single family	$103	$-	$-	$103	$131,492
Multi-family	291	-	-	291	119,335
Commercial real estate	-	-	-	-	11,412
Church	595	-	456	1,051	44,698
Construction	-	-	-	-	343
Commercial - other	-	-	-	-	270
Consumer	-	-	-	-	4
Total	$989	$-	$456	$1,445	$307,554

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Loans receivable held for investment:
Single family	$261	$302
Multi-family	310	779
Commercial real estate	-	259
Church	3,147	2,887
Total non-accrual loans	$3,718	$4,227

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2016 or December 31, 2015.

Troubled Debt Restructurings

At June 30, 2016, loans classified as troubled debt restructurings (“TDRs”) totaled $14.0 million, of which $3.3 million were included in non-accrual loans and $10.7 million were on accrual status.  At December 31, 2015, loans classified as TDRs totaled $15.3 million, of which $3.8 million were included in non-accrual loans and $11.5 million were on accrual status.  The Company has allocated $699 thousand and $995 thousand of specific reserves for accruing TDRs as of June 30, 2016 and December 31, 2015, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2016 and December 31, 2015, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three and six months ended June 30, 2016 and 2015.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

▪                  Watch.  Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors.  Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists but correction is anticipated within an acceptable time frame.

▪                  Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

▪                  Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

▪                  Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

▪                  Loss.  Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor and/or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk categories of loans by loan type as of the periods indicated were as follows:

	June 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$115,596	$-	$133	$261	$-	$-
Multi-family	170,936	490	347	3,114	-	-
Commercial real estate	7,077	-	-	3,663	-	-
Church	34,051	721	832	7,949	-	-
Construction	320	-	-	-	-	-
Commercial - other	238	-	-	66	-	-
Consumer	15	-	-	-	-	-
Total	$328,233	$1,211	$1,312	$15,053	$-	$-

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$128,736	$-	$2,557	$302	$-	$-
Multi-family	117,602	-	352	1,672	-	-
Commercial real estate	7,509	-	-	3,903	-	-
Church	35,013	776	1,431	8,529	-	-
Construction	343	-	-	-	-	-
Commercial - other	203	-	-	67	-	-
Consumer	4	-	-	-	-	-
Total	$289,410	$776	$4,340	$14,473	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.20% at June 30, 2016.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$13,429	$-	$13,429
Securities available-for-sale - U.S. Government and federal agency	2,024	-	-	2,024

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$12,167	$-	$12,167
Securities available-for-sale - U.S. Government and federal agency	1,973	-	-	1,973

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2016 and 2015.

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

	June 30, 2016	December 31, 2015
	(In thousands)
Impaired loans carried at fair value of collateral	$2,129	$2,557
Real estate owned	-	360

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2016, compared to $3 thousand for the three and six months ended June 30, 2015.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-18% to 13%	0%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$35,690	$35,690	$-	$-	$35,690
Securities available-for-sale	15,453	2,024	13,429	-	15,453
Loans receivable held for investment	341,264	-	-	351,119	351,119
Accrued interest receivable	1,140	63	34	1,043	1,140
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$279,772	$-	$276,650	$-	$276,650
Federal Home Loan Bank advances	70,000	-	71,629	-	71,629
Junior subordinated debentures	5,100	-	-	4,370	4,370
Accrued interest payable	56	-	50	6	56

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,839	$67,839	$-	$-	$67,839
Securities available-for-sale	14,140	1,973	12,167	-	14,140
Loans receivable held for investment	304,171	-	-	306,643	306,643
Accrued interest receivable	1,077	63	31	983	1,077
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$272,614	$-	$265,495	$-	$265,495
Federal Home Loan Bank advances	72,000	-	73,441	-	73,441
Junior subordinated debentures	5,100	-	-	3,117	3,117
Accrued interest payable	52	-	46	6	52

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

In February 2016, the Company granted 450,000 stock options, with an exercise price of $1.62 per share, to senior executive officers under the 2008 LTIP.  These options vest over five years and expire in ten years.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The Company recorded $10 thousand and $13 thousand of stock-based compensation expense related to stock options during the three and six months ended June 30, 2016.  No stock-based compensation expense was recorded for the three and six months ended June 30, 2015.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer under the 2008 LTIP. Subject to certain performance restrictions, the shares of restricted stock shall vest over a three-year period.  For the three months ended June 30, 2016, the Company recorded $26 thousand of compensation expense related to this award.

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

The Basel III Capital rules also contain revisions to the prompt corrective action framework, which is designed to

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At June 30, 2016 and December 31, 2015, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016:
Tier 1 (Leverage)	$47,284	12.23%	$15,460	4.0%	$19,325	5.0%
Common Equity Tier 1	$47,284	17.97%	$11,840	4.5%	$17,103	6.5%
Tier 1	$47,284	17.97%	$15,787	6.0%	$21,049	8.0%
Total Capital	$50,589	19.23%	$21,049	8.0%	$26,312	10.0%
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that a valuation allowance of $2.2 million was required as of June 30, 2016, resulting in $4.5 million of net deferred tax assets.  The Company recorded a valuation allowance of $2.5 million and reported $4.6 million in net deferred tax assets as of December 31, 2015.

NOTE (10) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 12% of its deposits as of June 30, 2016.  The Bank expects to maintain this relationship with the customer.

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

Critical Accounting Policies

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We recorded net income of $319 thousand and $952 thousand for the three and six months ended June 30, 2016, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively.  The decreases in net income during the three and six months ended June 30, 2016 were primarily due to lower recaptures of loan loss provisions and, to a lesser extent, lower interest income compared to the same periods in 2015.  Also, non-interest income was lower because we did not sell any loans during the first half of 2016 as we were building our loan portfolio, up to our allowed loan concentration limits, to generate future net interest income.  The effects of these decreases were partially offset by lower interest expense and lower non-interest expense during the three and six months ended June 30, 2016, compared to the same periods in 2015.

Total assets increased by $5.5 million during the first half of 2016, primarily reflecting an increase of $37.1 million in net loans receivable, an increase of $1.3 million in securities and a decrease of $32.1 million in cash and cash equivalents, as we invested excess Federal Funds in multi-family residential loans and securities to improve the yield on our interest-earning assets.

Consistent with the increase in assets during the first half of 2016, we increased our total deposits by $7.2 million and repaid $2.0 million in FHLB advances.

Results of Operations

Net Income

We recorded net income of $319 thousand, or $0.01 per diluted common share, and $952 thousand, or $0.03 per diluted common share, for the three and six months ended June 30, 2016, respectively.  For the same periods in 2015, we recorded net income of $1.2 million, or $0.04 per diluted common share, and $2.5 million, or $0.08 per diluted common share, respectively.  The decreases in net income during the three and six months ended June 30, 2016 were primarily due to lower recapture of loan loss provision, lower net interest income and lower non-interest income.  These decreases were partially offset by lower non-interest expense.

Net Interest Income

Net interest income for the second quarter of 2016 totaled $2.8 million, representing a decrease of $300 thousand, or 10%, from the $3.1 million of net interest income reported for the second quarter of 2015.  The decrease in net interest income in the second quarter of 2016 was due to lower interest income on loans, lower dividends on FHLB stock and higher interest expense on deposits, which were partially offset by lower interest expense on borrowings.

Interest income and fees on loans for the second quarter of 2016 totaled $3.6 million, representing a decrease of $188 thousand, or 5%, from the $3.8 million of interest income and fees on loans for the second quarter of 2015.  The decrease in loan interest income was driven by a decrease of 60 basis points in the average yield on loans to 4.32% for the second quarter of 2016 from 4.92% for the second quarter of 2015, which reduced loan interest income by $478 thousand.  The decline in the average yield primarily resulted from the changes in our loan portfolio mix that were made in 2015 to conform to loan concentration limits set by the Bank’s primary regulator.  The average yields earned on loans that were sold or paid off during 2015 were higher than the average yield on the single family loan pool that the Bank purchased near the end of 2015.  Also, the average yield on the multi-family loans originated for the portfolio during the first half of 2016 were lower because of the low interest rate environment and competitive market conditions.  Partially offsetting this decrease was the impact of an increase of $24.8 million, or 8%, in the average balance of loans receivable, which increased to $332.2 million for the second quarter of 2016 from $307.4 million for the second quarter of 2015 and resulted in additional interest income of $290 thousand.  The increase in the average balance of loans receivable primarily resulted from loan originations of $59.9 million during the first half of 2016.

Other interest income for the second quarter of 2016 totaled $98 thousand, representing a decrease of $145 thousand, or 60%, from the $243 thousand of other interest income for the second quarter of 2015.  The decrease in other interest income was primarily due to a special cash dividend of $160 thousand received during the second quarter of 2015 from the Bank’s investment in FHLB stock.

Interest expense on deposits for the second quarter of 2016 totaled $511 thousand, representing an increase of $76 thousand, or 17%, from the $435 thousand of interest expense on deposits for the second quarter of 2015.  The increase in interest expense on deposits was primarily due to an increase of $36.1 million in the average balance of deposits to $260.2 million in the second quarter of 2016 from $224.1 million in the second quarter of 2015.  The increase in the average balance of deposits primarily reflected growth in money market and certificates of deposit (“CD”) accounts.

Interest expense on borrowings for the second quarter of 2016 totaled $421 thousand, representing a decrease of $115 thousand, or 21%, from the $536 thousand of interest expense on borrowings for the second quarter of 2015.  The decrease in interest expense on borrowings was primarily due to a decrease of $14.9 million in the average balance of FHLB advances, which decreased interest expense by $82 thousand.  Additionally, the average cost of FHLB advances decreased by 18 basis points and reduced interest expense by $37 thousand during the second quarter of 2016.

Net interest income for the six months ended June 30, 2016 totaled $5.5 million, representing a decrease of $588 thousand, or 10%, from $6.1 million of net interest income for the same period in 2015, as the impact of lower net interest margin, caused primarily by the change in the mix of the Bank’s loan portfolio in 2015, more than offset the impact of a higher average balance of interest-earning assets.  The net interest margin decreased by 62 basis points to 2.89% for the six months ended June 30, 2016 from 3.51% for the same period in 2015.  Average interest-earning assets increased by $33.7 million to $381.7 million for the six months ended June 30, 2016 from $348.0 million for the same period in 2015.

Interest income and fees on loans for the six months ended June 30, 2016 totaled $7.0 million, representing a decrease of $483 thousand, or 6%, from the $7.5 million of interest income and fees on loans for the same period in 2015.  The decrease in loan interest income was driven by a decrease of 59 basis points in the average yield on loans to 4.33% for the six months ended June 30, 2016 from 4.92% for the same period in 2015, which reduced loan interest income by $948 thousand.  The decline in the average yield primarily resulted from the changes in our loan portfolio mix that were made in 2015 to conform to loan concentration limits set by the Bank’s primary regulator.  Also, the average yield on the multi-family loans originated for the portfolio during the first half of 2016 were lower because of the low interest rate environment and competitive market conditions.  Partially offsetting this decrease was the impact of an increase of $19.7 million in the average balance of loans receivable, which increased to $324.6 million for the six months ended June 30, 2016 from $304.9 million for the same period in 2015 and resulted in additional interest income of $465 thousand.  The increase in the average balance of loans receivable primarily resulted from loan originations of $59.9 million during the first half of 2016.

Other interest income for the six months ended June 30, 2016 totaled $201 thousand, representing a decrease of $129 thousand, or 39%, from $330 thousand of other interest income for the same period in 2015.  The decrease in other interest income was primarily due to a decrease of $193 thousand in dividends on FHLB stock, primarily resulting from a special cash dividend of $160 thousand received during the second quarter of 2015 from the Bank’s investment in FHLB stock.  This decrease was partially offset by an increase of $58 thousand in interest on federal funds sold, primarily reflecting a higher average balance and a higher interest rate during the first half of 2016.

Interest expense on deposits for the six months ended June 30, 2016 totaled $1.0 million, representing an increase of $178 thousand, or 21%, from $850 thousand of interest expense on deposits for the same period in 2015.  The increase in interest expense on deposits was primarily due to an increase of $38.8 million in the average balance of deposits to $260.6 million in the first half of 2016 from $221.8 million in the first half of 2015.  The increase in the average balance of deposits primarily reflected growth in money market and CD accounts.

Interest expense on borrowings for the six months ended June 30, 2016 totaled $848 thousand, representing a decrease of $219 thousand, or 21%, from the $1.1 million of interest expense on borrowings for the same period in 2015.  The decrease in interest expense on borrowings was primarily due to a decrease of $13.9 million in the average balance of FHLB advances, which decreased interest expense by $154 thousand.  Additionally, the average cost of FHLB advances decreased by 18 basis points and reduced interest expense by $74 thousand during the first half of 2016.

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

	For the three months ended
	June 30, 2016			June 30, 2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,480	$6	0.37%	$2,379	$2	0.34%
Federal funds sold	24,325	29	0.48%	21,374	13	0.24%
Securities	15,057	84	2.23%	16,184	90	2.22%
Loans receivable (1)	332,184	3,591	4.32%	307,358	3,779	4.92%
FHLB stock	2,573	63	9.79%	3,461	228	26.35%
Total interest-earning assets	380,619	$3,773	3.97%	350,756	$4,112	4.69%
Non-interest-earning assets	9,032			7,220
Total assets	$389,651			$357,976

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$25,860	$36	0.56%	$17,349	$19	0.44%
Passbook deposits	36,444	29	0.32%	36,701	29	0.32%
NOW and other demand deposits	29,804	5	0.07%	28,782	5	0.07%
Certificate accounts	168,140	441	1.05%	141,283	382	1.08%
Total deposits	260,248	511	0.79%	224,115	435	0.78%
FHLB advances	71,044	381	2.15%	85,907	500	2.33%
Junior subordinated debentures	5,100	40	3.14%	5,100	36	2.82%
Total interest-bearing liabilities	336,392	$932	1.11%	315,122	$971	1.23%
Non-interest-bearing liabilities	6,200			4,020
Stockholders’ Equity	47,059			38,834
Total liabilities and stockholders’ equity	$389,651			$357,976

Net interest rate spread (2)		$2,841	2.86%		$3,141	3.46%
Net interest rate margin (3)			2.99%			3.58%
Ratio of interest-earning assets to interest-bearing liabilities			113.15%			111.31%

____

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale. The Company did not have any loans receivable held for sale during the three months ended June 30, 2016.

(2)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended
	June 30, 2016			June 30, 2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,168	$10	0.32%	$2,351	$4	0.34%
Federal funds sold	33,679	82	0.49%	20,638	24	0.23%
Securities	14,676	167	2.28%	16,237	184	2.27%
Loans receivable (1)	324,621	7,020	4.33%	304,903	7,503	4.92%
FHLB stock	2,573	109	8.47%	3,898	302	15.50%
Total interest-earning assets	381,717	$7,388	3.87%	348,027	$8,017	4.61%
Non-interest-earning assets	9,233			7,010
Total assets	$390,950			$355,037

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$25,169	$68	0.54%	$16,965	$35	0.41%
Passbook deposits	36,277	58	0.32%	36,751	58	0.32%
NOW and other demand deposits	29,801	10	0.07%	29,275	11	0.08%
Certificate accounts	169,356	892	1.05%	138,797	746	1.07%
Total deposits	260,603	1,028	0.79%	221,788	850	0.77%
FHLB advances	71,522	768	2.15%	85,511	996	2.33%
Junior subordinated debentures	5,100	80	3.14%	5,100	71	2.78%
Total interest-bearing liabilities	337,225	$1,876	1.11%	312,399	$1,917	1.23%
Non-interest-bearing liabilities	6,962			4,307
Stockholders’ Equity	46,763			38,331
Total liabilities and stockholders’ equity	$390,950			$355,037

Net interest rate spread (2)		$5,512	2.76%		$6,100	3.38%
Net interest rate margin (3)			2.89%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities			113.19%			111.40%

____

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale. The Company did not have any loans receivable held for sale during the six months ended June 30, 2016.

(2)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We recorded a loan loss provision recapture of $250 thousand for the second quarter of 2016 primarily due to a recovery of $248 thousand from the payoff of a non-accrual loan which had been previously partially charged off.  In addition, the loan loss provision recapture reflected the continued improvement in the Bank’s loan loss experience, as well as improvement in the overall credit quality of its loan portfolio.  In comparison, we recorded a loan loss provision recapture of $750 thousand for the second quarter of 2015.

For the six months ended June 30, 2016, we recorded a loan loss provision recapture of $550 thousand, compared to $1.5 million for the same period in 2015.  The loan loss provision recaptures during the first half of 2016 and 2015 primarily reflected continued improvements in asset credit quality and declines in net charge-offs and overall historical loss factors.  The loan loss provision recapture during the first half of 2015 also resulted from a reduction in the loans held for investment portfolio.  See “Allowance for Loan Losses” below for additional information.

Non-interest Income

Non-interest income for the second quarter of 2016 totaled $199 thousand, representing a decrease of $307 thousand, or 61%, from $506 thousand of non-interest income for the second quarter of 2015.  The decrease in non-interest income was primarily because we did not record any gain on sale of loans during the second quarter of 2016 as we did not sell any loans, whereas we recorded a $380 thousand gain on sale of $46.8 million of loans during the second quarter of 2015.  This decrease in non-interest income was partially offset by an increase of $18 thousand in service charges on deposit accounts and an increase of $55 thousand in other income, primarily in foreclosure forbearance fees.

For the six months ended June 30, 2016, non-interest income totaled $742 thousand, compared to $1.1 million for the same period in 2015.  The decrease of $393 thousand in non-interest income was primarily because there were no loan sales during the first half of 2016, whereas during the same period in 2015, we recorded a gain on sale of loans of $514 thousand from the sale of $59.0 million in loans during the first half of 2015.  Additionally, the amount of a grant received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund in 2016 was lower by $90 thousand than the amount received in 2015.  These decreases were partially offset by an increase of $38 thousand in service charges on deposit accounts and an increase of $173 thousand in other income.  The increase in other income was primarily due to an early withdrawal fee of $80 thousand, a loan extension fee of $50 thousand and a foreclosure forbearance fee of $38 thousand.

Non-interest Expense

Non-interest expense for the second quarter of 2016 totaled $3.0 million, representing a decrease of $267 thousand, or 8%, from $3.2 million of non-interest expense for the second quarter of 2015.  The decrease in non-interest expense was primarily due to a decrease of $280 thousand in other expenses, which resulted from a decrease of $177 thousand in REO expenses, a decrease of $40 thousand in appraisal expenses, a decrease of $44 thousand in provision for unfunded commitments and a decrease of $17 thousand in OCC assessment fees.  There was also a decrease of $65 thousand in information services expense, a decrease of $37 thousand in FDIC assessments, and a decrease of $31 thousand in corporate insurance expense.  We believe that many of these cost reductions reflect the continued improvement in the quality of our loan portfolio and asset base, as discussed below.  These decreases in non-interest expense during the second quarter of 2016 were partially offset by an increase of $39 thousand in compensation and benefits expense and an increase of $112 thousand in professional services expense compared to the second quarter of 2015.

For the six months ended June 30, 2016, non-interest expense totaled $5.9 million, compared to $6.3 million for the same period in 2015.  The decrease of $426 thousand in non-interest expense was primarily due to a decrease of $325 thousand in other expenses, which resulted from a decrease of $224 thousand in REO expenses, a decrease of $61 thousand in provision for unfunded commitments, a decrease of $25 thousand in appraisal expenses and a decrease of $22 thousand in OCC assessment fees. There was also a decrease of $76 thousand in information services expense, a decrease of $92 thousand in FDIC assessments, a decrease of $54 thousand in corporate insurance expense, and a decrease of $31 thousand in professional services expense.  These decreases in non-interest expense during the first six months of 2016 were partially offset by an increase of $174 thousand in compensation and benefits expense, primarily reflecting higher bonus payments compared to the prior year.

Income Taxes

We recorded no income tax expense for the second quarter of 2016, compared to $6 thousand for the second quarter of 2015.  For the six months ended June 30, 2016, income tax expense was $2 thousand, compared to $8 thousand for the six months ended June 30, 2015.  The tax expense for both periods primarily reflected the statutory minimum taxes payable to the State of California, and the use of net operating loss carryforwards to offset current taxable income in the periods presented.  As of June 30, 2016, the Company had $4.5 million of deferred tax assets, net of a valuation allowance of $2.2 million.

Financial Condition

Total Assets

Total assets were $408.4 million at June 30, 2016, which represented an increase of $5.5 million, or 1%, from total assets of $402.9 million at December 31, 2015.  The increase in assets during the first half of 2016 was primarily due to an increase of $37.1 million in net loans receivable and an increase of $1.3 million in securities, which were partially offset by a decrease of $32.1 million in cash and cash equivalents, as we invested excess Federal Funds in multi-family residential loans and securities to improve the yield on our interest-earning assets.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $36.8 million to $345.8 million at June 30, 2016, from $309.0 million at December 31, 2015.  The increase in our loan portfolio during the first half of 2016 primarily consisted of an increase of $55.3 million in our multi-family residential real estate loan portfolio, a decrease of $15.6 million in our single family residential real estate loan portfolio, a decrease of $2.2 million in our church loan portfolio and a decrease of $672 thousand in our commercial real estate loan portfolio.

We originated $59.9 million of loans during the first half of 2016, all of which were originated as loans held for investment.  Due to a regulatory multi-family loan concentration limit, the Bank can originate multi-family loans for its held for investment portfolio only up to a certain percentage of capital.  We expect to reach that limitation during the early part of the third quarter, at which point we will resume originating loans for sale.  During the first half of 2015, we originated $63.8 million of loans, of which $32.5 million were originated for investment and $31.3 million were originated for sale.  There were no loan sales during the first half of 2016, compared to $59.0 million during the first half of 2015.  Loan repayments totaled $23.5 million for the first half of 2016, compared to $24.6 million for the first quarter of 2015.

There were no loan charge-offs or loans transferred to REO during the first half of 2016.  In contrast, loan charge-offs totaled $53 thousand and loans transferred to REO totaled $843 thousand during the first half of 2015.

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

Our ALLL decreased to $4.5 million, or 1.31% of our gross loans receivable, at June 30, 2016, from $4.8 million, or 1.56% of our gross loans receivable, at December 31, 2015, primarily reflecting loan loss provision recaptures of $550 thousand which were partially offset by recoveries of $267 thousand.  Our loan portfolio as of June 30, 2016 included $89.4 million of loans that were purchased in November 2015, for which there was no assigned allowance for loan losses.  We purchased these loans at fair value and we have not identified any deterioration of credit quality in these loans since purchase.  The reduction in ALLL at June 30, 2016 compared to December 31, 2015, and the loan loss provision recaptures during the first half of 2016, reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of June 30, 2016, we had total delinquencies of $2.1 million, compared to total delinquencies of $1.4 million at December 31, 2015.  The increase of $631 thousand in loan delinquencies during the first half of 2016 was primarily due to $2.0 million in new delinquent loans, of which $1.7 million was paid off in July 2016.  The increase in loan delinquencies was partially offset by a loan payoff of $457 thousand and repayments of $7 thousand.  In addition, three delinquent loans totaling $913 thousand were brought current.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2016, NPLs totaled $3.7 million, compared to $4.2 million at December 31, 2015.  The decrease of $509 thousand in NPLs was primarily due to loan payoffs of $716 thousand and repayments of $256 thousand, which were partially offset by the placement of a church loan for $463 thousand into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2016, $3.4 million, or 92%, of our total NPLs of $3.7 million were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which amounted to 122.24% at June 30, 2016, compared to 114.22% at December 31, 2015.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first half of 2016 compared to $53 thousand during the first half of 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 47% of estimated fair value less estimated selling costs as of June 30, 2016.

Recoveries during the first half of 2016 and 2015 totaled $267 thousand and $11 thousand, respectively.  During the second quarter of 2016, a non-accrual loan which had been previously partially charged off was paid off, which resulted in a recovery of $248 thousand.

Impaired loans at June 30, 2016 were $14.5 million, compared to $15.8 million at December 31, 2015.  Specific reserves for impaired loans were $699 thousand, or 4.83% of the aggregate impaired loan amount at June 30, 2016, compared to $995 thousand, or 6.30%, at December 31, 2015.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) decreased to 1.16% at June 30, 2016, from 1.31% at December 31, 2015.  The decrease in our coverage ratio reflected a decline in our historical charge-offs and the continued improvements in our asset credit quality.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2016, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $7.2 million to $279.8 million at June 30, 2016 from $272.6 million at December 31, 2015.  During the first half of 2016, CDs increased by $5.9 million and represented 67% of total deposits at June 30, 2016 and December 31, 2015.  Core deposits (NOW, demand, money market and passbook accounts) increased by $1.3 million during the first half of 2016 and represented 33% of total deposits at June 30, 2016 and December 31, 2015.

During the second quarter of 2016, the Bank rejoined a deposit program called Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network.  At June 30, 2016, we had approximately $24.9 million in CDARS, of which $5.0 million were reciprocal.  This increase was partially offset by a decrease of $19.1 million in CDs, of which $10.0 million was from one, on-going, deposit relationship and $2.0 million was from QwickRate CD maturities.

One customer relationship accounted for approximately 12% of our deposits at June 30, 2016.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

At June 30, 2016, total borrowings consisted of advances to the Bank from the FHLB of $70.0 million and Debentures issued by the Company of $5.1 million.  At December 31, 2015, borrowings consisted of advances from the FHLB of $72.0 million and Debentures of $5.1 million.  During the first half of 2016, we repaid $2.0 million of FHLB advances.

Stockholders’ Equity

Stockholders’ equity was $47.2 million, or 11.56% of the Company’s total assets, at June 30, 2016, compared to $46.2 million, or 11.46% of the Company’s total assets, at December 31, 2015.  The Company’s book value was $1.62 per share as of June 30, 2016, compared to $1.59 per share as of December 31, 2015.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $46.2 million at June 30, 2016.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at June 30, 2016 consisted of $35.7 million in cash and cash equivalents and $14.8 million in securities available-for-sale that were not pledged, compared to $67.8 million in cash and cash equivalents and $13.4 million in securities available-for-sale that were not pledged at December 31, 2015.  Total cash and cash equivalents decreased $32.1 million, as the Bank invested excess Federal Funds in multi-family residential loans and securities to improve the yield on interest-earning assets.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

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

The Company recorded consolidated net cash inflows from operating activities of $145 thousand during the six months ended June 30, 2016, compared to consolidated net cash outflows from operating activities of $14.9 million during the six months ended June 30, 2015.  Net cash inflows from operating activities during the first half of 2016 were primarily attributable to interest payments received on loans and securities and no loans originated for sale.

The Company recorded consolidated net cash outflows from investing activities of $37.5 million during the six months ended June 30, 2016, compared to consolidated net cash inflows from investing activities of $39.9 million during the six months ended June 30, 2015.  Net cash outflows from investing activities during the first half of 2016 were primarily attributable to loan originations and purchases of securities.

The Company recorded consolidated net cash inflows from financing activities of $5.2 million and $5.8 million during the six months ended June 30, 2016 and June 30, 2015, respectively.  Net cash inflows from financing activities during the first half of 2016 were primarily attributable to a net increase in deposits.

Capital Resources

Our principal subsidiary, Broadway Federal Bank, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 8 of the Notes to Consolidated Financial Statements and in “Regulatory Capital” below.

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

At June 30, 2016 and December 31, 2015, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016:
Tier 1 (Leverage)	$ 47,284	12.23%	$ 15,460	4.0%	$ 19,325	5.0%
Common Equity Tier 1	$ 47,284	17.97%	$ 11,840	4.5%	$ 17,103	6.5%
Tier 1	$ 47,284	17.97%	$ 15,787	6.0%	$ 21,049	8.0%
Total Capital	$ 50,589	19.23%	$ 21,049	8.0%	$ 26,312	10.0%
December 31, 2015:
Tier 1 (Leverage)	$ 46,028	11.56%	$ 15,923	4.0%	$ 19,903	5.0%
Common Equity Tier 1	$ 46,028	19.45%	$ 10,650	4.5%	$ 15,383	6.5%
Tier 1	$ 46,028	19.45%	$ 14,200	6.0%	$ 18,933	8.0%
Total Capital	$ 49,010	20.71%	$ 18,933	8.0%	$ 23,667	10.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2016.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.  There were no significant changes during the quarter ended June 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None

Item 1A.            RISK FACTORS

Not Applicable

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                     MINE SAFETY DISCLOSURES

Not Applicable

Item 5.                     OTHER INFORMATION

None

Item 6.                     EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by the Registrant on March 28, 2016)
10.1**	Amended Form of Stock Option Agreement for options granted under Broadway Financial Corporation 2008 Long Term Incentive Plan
10.2	Award Agreement for restricted stock granted to Wayne-Kent A. Bradshaw on March 30, 2016 under Broadway Financial Corporation 2008 Long Term Incentive Plan
10.3	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein.  Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.

**Including stock options granted to Brenda Battey, Norman Bellefeuille and Ruth McCloud on February 24, 2016

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2016	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	August 12, 2016	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer