Form 10-Q
period 2016-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2016-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2016, 21,405,188 shares of the Registrant’s voting common stock and 7,671,520 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015

Assets

Cash and due from banks	$7,721	$5,104
Federal funds	30,560	62,735
Cash and cash equivalents	38,281	67,839
Securities available-for-sale, at fair value	14,336	14,140
Loans receivable held for investment, net of allowance of $4,597 and $4,828, respectively	344,733	304,171
Accrued interest receivable	1,100	1,077
Federal Home Loan Bank (FHLB) stock	2,573	2,573
Office properties and equipment, net	2,428	2,570
Real estate owned (REO)	-	360
Bank owned life insurance	2,926	2,882
Investment in affordable housing limited partnership	780	925
Deferred tax assets, net	4,564	4,594
Other assets	1,652	1,781
Total assets	$413,373	$402,912

Liabilities and stockholders’ equity

Liabilities:
Deposits	$285,098	$272,614
FHLB advances	70,000	72,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,065	663
Accrued expenses and other liabilities	4,589	6,372
Total liabilities	365,852	356,749

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2016 and December 31, 2015; issued 21,509,179 shares at September 30, 2016 and December 31, 2015; outstanding 21,405,188 shares at September 30, 2016 and December 31, 2015	215	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding 7,671,520 shares at September 30, 2016 and December 31, 2015	77	77
Additional paid-in capital	44,692	44,669
Retained earnings	3,812	2,533
Accumulated other comprehensive income (loss)	54	(2)
Treasury stock-at cost, 103,991 shares	(1,329)	(1,329)
Total stockholders’ equity	47,521	46,163
Total liabilities and stockholders’ equity	$413,373	$402,912

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,835	$3,524	$10,855	$11,027
Interest on mortgage-backed and other securities	80	84	247	268
Other interest income	98	121	299	451
Total interest income	4,013	3,729	11,401	11,746

Interest expense:
Interest on deposits	568	485	1,596	1,335
Interest on borrowings	419	446	1,267	1,513
Total interest expense	987	931	2,863	2,848

Net interest income before loan loss provision recapture	3,026	2,798	8,538	8,898
Loan loss provision recapture	-	200	550	1,700
Net interest income after loan loss provision recapture	3,026	2,998	9,088	10,598

Non-interest income:
Service charges	119	117	365	325
Net gain on sale of loans	-	738	-	1,252
CDFI grant	-	-	265	355
Other	25	62	256	120
Total non-interest income	144	917	886	2,052

Non-interest expense:
Compensation and benefits	1,729	1,765	5,341	5,203
Occupancy expense	301	312	883	898
Information services	199	222	585	684
Professional services	170	209	617	687
Office services and supplies	74	68	216	228
FDIC assessments	68	122	151	297
Corporate insurance	46	71	188	267
Other	256	159	712	940
Total non-interest expense	2,843	2,928	8,693	9,204

Income before income taxes	327	987	1,281	3,446
Income tax expense	-	8	2	16
Net income	$327	$979	$1,279	$3,430

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$(68)	$21	$95	$(40)
Income tax	(28)	-	39	-
Other comprehensive income (loss), net of tax	(40)	21	56	(40)

Comprehensive income	$287	$1,000	$1,335	$3,390

Earnings per common share-basic	$0.01	$0.03	$0.04	$0.12
Earnings per common share-diluted	$0.01	$0.03	$0.04	$0.12

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)

Cash flows from operating activities:

Net income	$1,279	$3,430
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision recapture	(550)	(1,700)
Provision for losses on REOs	-	121
Depreciation	187	177
Net amortization of deferred loan origination costs	223	214
Net amortization of premiums on mortgage-backed securities	38	42
Amortization of investment in affordable housing limited partnership	145	144
Stock-based compensation expense	23	-
Earnings on bank owned life insurance	(44)	(46)
Originations of for-sale loans receivable	-	(57,635)
Proceeds from for-sale loans receivable	-	45,518
Net gain on sale of loans	-	(1,252)
Net gain on sale of REOs	(22)	(75)
Deferred income tax benefit	(8)	-
Net change in accrued interest receivable	(23)	253
Net change in other assets	129	642
Net change in advance payments by borrowers for taxes and insurance	402	421
Net change in accrued expenses and other liabilities	(1,783)	679
Net cash used in operating activities	(4)	(9,067)

Cash flows from investing activities:

Net change in loans receivable held for investment	(40,235)	(12,374)
Proceeds from sales of loans receivable transferred to held-for-sale	-	95,923
Principal repayments on loans receivable transferred to held-for-sale	-	544
Purchase of available-for-sale securities	(2,505)	-
Prepayments and amortizations on available-for-sale securities	2,365	2,197
Proceeds from sales of REO	382	2,321
Redemption of FHLB stock	-	1,869
Purchase of FHLB stock	-	(188)
Additions to office properties and equipment	(45)	(88)
Net cash (used in) provided by investing activities	(40,038)	90,204

Cash flows from financing activities:

Net change in deposits	12,484	57,054
Proceeds from FHLB advances	-	21,000
Repayments of FHLB advances	(2,000)	(29,500)
Net cash provided by financing activities	10,484	48,554

Net change in cash and cash equivalents	(29,558)	129,691
Cash and cash equivalents at beginning of the period	67,839	20,790
Cash and cash equivalents at end of the period	$38,281	$150,481

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,835	$2,866
Cash paid for income taxes	8	2

Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$-	$843
Transfers of loans receivable held for investment to loans receivable held for sale	$-	$91,562

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share)
Basic
Net income	$327	$979	$1,279	$3,430

Weighted average common shares outstanding	29,076,708	29,076,708	29,076,708	29,076,708

Earnings per common share - basic	$0.01	$0.03	$0.04	$0.12

Diluted
Net income	$327	$979	$1,279	$3,430

Weighted average common shares outstanding	29,076,708	29,076,708	29,076,708	29,076,708
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Weighted average common shares - fully dilutive	29,076,708	29,076,708	29,076,708	29,076,708
Earnings per common share - diluted	$0.01	$0.03	$0.04	$0.12

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Stock options for 540,625 shares of common stock for the three and nine months ended September 30, 2016 and for 90,625 shares of common stock for the three and nine months ended September 30, 2015 were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016:
Residential mortgage-backed	$11,887	$435	$-	$12,322
U.S. Government and federal agency	1,956	58	-	2,014
Total available-for-sale securities	$13,843	$493	$-	$14,336
December 31, 2015:
Residential mortgage-backed	$11,796	$371	$-	$12,167
U.S. Government and federal agency	1,946	27	-	1,973
Total available-for-sale securities	$13,742	$398	$-	$14,140

At September 30, 2016, the Bank had one U.S. Government and federal agency security with an amortized cost of $2.0 million, an estimated fair value of $2.0 million and a contractual maturity of October 2, 2019.   At September 30, 2016, the Bank had 25 residential mortgage-backed securities with an amortized cost of $11.9 million, an estimated fair value of $12.3 million and an estimated average remaining life of 4.0 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2016 and December 31, 2015, securities pledged to secure public deposits had a carrying amount of $636 thousand and $719 thousand, respectively.  At September 30, 2016 and December 31, 2015, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and nine months ended September 30, 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Real estate:
Single family (1)	$109,992	$130,891
Multi-family	189,748	118,616
Commercial real estate	8,965	11,442
Church	38,443	46,390
Construction	308	343
Commercial – other	309	270
Consumer	9	4
Gross loans receivable before deferred loan costs and premiums	347,774	307,956
Unamortized net deferred loan costs and premiums	1,556	1,043
Gross loans receivable	349,330	308,999
Allowance for loan losses	(4,597)	(4,828)
Loans receivable, net	$344,733	$304,171

__

(1)             Includes $85.2 million and $99.5 million of non-impaired purchased loans at September 30, 2016 and December 31, 2015, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545
Provision for (recapture of) loan losses	(68)	200	2	(133)	-	(1)	-	-
Recoveries	47	-	-	4	-	1	-	52
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$420	$2,447	$242	$1,467	$3	$17	$1	$4,597

	Nine Months Ended September 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(224)	789	(475)	(632)	-	(9)	1	(550)
Recoveries	47	-	248	16	-	8	-	319
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$420	$2,447	$242	$1,467	$3	$17	$1	$4,597

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

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	September 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$127	$1	$-	$535	$-	$15	$-	$678
Collectively evaluated for impairment	293	2,446	242	932	3	2	1	3,919
Total ending allowance balance	$420	$2,447	$242	$1,467	$3	$17	$1	$4,597
Loans:
Loans individually evaluated for impairment	$649	$647	$-	$10,692	$-	$66	$-	$12,054
Loans collectively evaluated for impairment	109,908	190,690	8,972	27,146	308	243	9	337,276
Total ending loans balance	$110,557	$191,337	$8,972	$37,838	$308	$309	$9	$349,330

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134	$1	$88	$756	$-	$16	$-	$995
Collectively evaluated for impairment	463	1,657	381	1,327	3	2	-	3,833
Total ending allowance balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Loans:
Loans individually evaluated for impairment	$963	$1,440	$1,924	$11,390	$-	$67	$-	$15,784
Loans collectively evaluated for impairment	130,632	118,186	9,488	34,359	343	203	4	293,215
Total ending loans balance	$131,595	$119,626	$11,412	$45,749	$343	$270	$4	$308,999

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$-	$-	$-	$877	$302	$-
Multi-family	302	302	-	912	779	-
Commercial real estate	-	-	-	636	259	-
Church	5,980	3,693	-	5,615	3,542	-
With an allowance recorded:
Single family	649	649	127	662	661	134
Multi-family	345	345	1	661	661	1
Commercial real estate	-	-	-	1,702	1,665	88
Church	7,377	6,999	535	8,245	7,848	756
Commercial -other	66	66	15	67	67	16
Total	$14,719	$12,054	$678	$19,377	$15,784	$995

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

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$780	$232	$878	$246
Multi-family	804	92	997	144
Commercial real estate	425	4	1,277	271
Church	10,766	122	10,966	369
Commercial -other	66	2	66	4
Total	$12,841	$452	$14,184	$1,034

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$1,239	$42	$1,317	$57
Multi-family	1,461	10	2,051	125
Commercial real estate	2,766	56	3,375	217
Church	13,410	174	13,841	460
Commercial -other	73	1	83	4
Total	$18,949	$283	$20,667	$863

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$110,557
Multi-family	-	-	-	-	191,337
Commercial real estate	-	-	-	-	8,972
Church	-	-	-	-	37,838
Construction	-	-	-	-	308
Commercial - other	-	-	-	-	309
Consumer	-	-	-	-	9
Total	$-	$-	$-	$-	$349,330

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$103	$-	$-	$103	$131,492
Multi-family	291	-	-	291	119,335
Commercial real estate	-	-	-	-	11,412
Church	595	-	456	1,051	44,698
Construction	-	-	-	-	343
Commercial - other	-	-	-	-	270
Consumer	-	-	-	-	4
Total	$989	$-	$456	$1,445	$307,554

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Loans receivable held for investment:
Single family	$-	$302
Multi-family	-	779
Commercial real estate	-	259
Church	3,045	2,887
Total non-accrual loans	$3,045	$4,227

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2016 or December 31, 2015.

Troubled Debt Restructurings

At September 30, 2016, loans classified as troubled debt restructurings (“TDRs”) totaled $11.6 million, of which $2.6 million were included in non-accrual loans and $9.0 million were on accrual status.  At December 31, 2015, loans classified as TDRs totaled $15.3 million, of which $3.8 million were included in non-accrual loans and $11.5 million were on accrual status.  The Company has allocated $678 thousand and $995 thousand of specific reserves for accruing TDRs as of September 30, 2016 and December 31, 2015, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2016 and December 31, 2015, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three and nine months ended September 30, 2016 and 2015.

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

	September 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$110,429	$-	$128	$-	$-	$-
Multi-family	189,681	-	345	1,311	-	-
Commercial real estate	7,011	-	-	1,961	-	-
Church	28,470	717	827	7,824	-	-
Construction	308	-	-	-	-	-
Commercial - other	243	-	-	66	-	-
Consumer	9	-	-	-	-	-
Total	$336,151	$717	$1,300	$11,162	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$128,736	$-	$2,557	$302	$-	$-
Multi-family	117,602	-	352	1,672	-	-
Commercial real estate	7,509	-	-	3,903	-	-
Church	35,013	776	1,431	8,529	-	-
Construction	343	-	-	-	-	-
Commercial - other	203	-	-	67	-	-
Consumer	4	-	-	-	-	-
Total	$289,410	$776	$4,340	$14,473	$-	$-

NOTE (5) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.40% at September 30, 2016.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$12,322	$-	$12,322
Securities available-for-sale - U.S. Government and federal agency	2,014	-	-	2,014

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$12,167	$-	$12,167
Securities available-for-sale - U.S. Government and federal agency	1,973	-	-	1,973

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2016 and 2015.

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

	September 30, 2016	December 31, 2015
	(In thousands)
Impaired loans carried at fair value of collateral	$1,806	$2,557
Real estate owned	-	360

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2016, compared to $0 and $3 thousand for the three and nine months ended September 30, 2015, respectively.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to 4%	0%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$38,281	$38,281	$-	$-	$38,281
Securities available-for-sale	14,336	2,014	12,322	-	14,336
Loans receivable held for investment	344,733	-	-	348,823	348,823
Accrued interest receivable	1,100	72	31	997	1,100
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$285,098	$-	$280,513	$-	$280,513
Federal Home Loan Bank advances	70,000	-	71,156	-	71,156
Junior subordinated debentures	5,100	-	-	4,392	4,392
Accrued interest payable	80	-	74	6	80

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,839	$67,839	$-	$-	$67,839
Securities available-for-sale	14,140	1,973	12,167	-	14,140
Loans receivable held for investment	304,171	-	-	306,643	306,643
Accrued interest receivable	1,077	63	31	983	1,077
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$272,614	$-	$265,495	$-	$265,495
Federal Home Loan Bank advances	72,000	-	73,441	-	73,441
Junior subordinated debentures	5,100	-	-	3,117	3,117
Accrued interest payable	52	-	46	6	52

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

In February 2016, the Company granted 450,000 stock options, with an exercise price of $1.62 per share, to senior executive officers under the 2008 LTIP.  These options vest over five years and expire in ten years.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.  The Company recorded $10 thousand and $23 thousand of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2016.  No stock-based compensation expense was recorded for the three and nine months ended September 30, 2015.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer under the 2008 LTIP.  Subject to certain performance restrictions, the shares of restricted stock shall vest over a three-year period.  The Company recorded $27 thousand and $53 thousand of compensation expense related to this award during the three and nine months ended September 30, 2016.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At September 30, 2016 and December 31, 2015, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016:
Tier 1 (Leverage)	$47,537	11.70%	$16,250	4.0%	$20,313	5.0%
Common Equity Tier 1	$47,537	17.90%	$11,950	4.5%	$17,261	6.5%
Tier 1	$47,537	17.90%	$15,933	6.0%	$21,244	8.0%
Total Capital	$50,873	19.16%	$21,244	8.0%	$26,555	10.0%
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that a valuation allowance of $2.1 million was required as of September 30, 2016, resulting in $4.6 million of net deferred tax assets.  The Company recorded a valuation allowance of $2.5 million and reported $4.6 million in net deferred tax assets as of December 31, 2015.

NOTE (10) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 12% of its deposits as of September 30, 2016.  The Bank expects to maintain this relationship with the customer.

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

Overview

We recorded net income of $327 thousand and $1.3 million for the three and nine months ended September 30, 2016, compared to $979 thousand and $3.4 million for the three and nine months ended September 30, 2015, respectively.  The decreases in net income during the three and nine months ended September 30, 2016 were primarily due to lower recaptures of loan loss provisions compared to the same periods in 2015.  Also, non-interest income during the three and nine months ended September 30, 2016 was lower compared to the same periods in 2015 because we did not sell any loans during 2016.  We are in the process of growing our loan portfolio up to our allowed loan concentration limits to generate more net interest income.   We recorded lower non-interest expense during the three and nine months ended September 30, 2016 compared to the same periods in 2015, which offset the decreased earnings due to lower loan loss provision recaptures and no gain on sale of loans.

Total assets increased by $10.5 million during the first nine months of 2016, primarily reflecting an increase of $40.6 million in net loans receivable and a decrease of $29.6 million in cash and cash equivalents, as we invested excess Federal Funds in multi-family residential loans.

Consistent with the increase in assets during the first nine months of 2016, we increased our total deposits by $12.5 million and repaid $2.0 million in FHLB advances.

Results of Operations

Net Income

We recorded net income of $327 thousand, or $0.01 per diluted common share, and $1.3 million, or $0.04 per diluted common share, for the three and nine months ended September 30, 2016, respectively.  For the same periods in 2015, we recorded net income of $979 thousand, or $0.03 per diluted common share, and $3.4 million, or $0.12 per diluted common share, respectively.  The decreases in net income during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to lower recaptures of loan loss provision and lower non-interest income.  These decreases were partially offset by lower non-interest expense.

Net Interest Income

Net interest income for the third quarter of 2016 totaled $3.0 million, representing an increase of 228 thousand, or 8%, from the $2.8 million of net interest income reported for the third quarter of 2015.  The increase in net interest income in the third quarter of 2016 was primarily due to higher interest income on loans and lower interest expense on borrowings, which were partially offset by higher interest expense on deposits.

Interest income and fees on loans for the third quarter of 2016 totaled $3.8 million, representing an increase of $311 thousand, or 9%, from the $3.5 million of interest income and fees on loans for the third quarter of 2015.  The increase in loan interest income was driven by an increase of $63.7 million, or 22%, in the average balance of loans receivable, which increased to $351.0 million for the third quarter of 2016 from $287.3 million for the third quarter of 2015 and resulted in additional interest income of $724 thousand.  The increase in the average balance of loans receivable resulted from loan originations of $90.8 million during the first nine months of 2016.  Partially offsetting this increase was the impact of a decrease of 54 basis points in the average yield on loans to 4.37% for the third quarter of 2016 from 4.91% for the third quarter of 2015, which reduced loan interest income by $413 thousand.  The decline in the average yield primarily resulted from sales of higher rate multi-family loans during 2015 that were done to conform to loan concentration limits set by the Bank’s primary regulator.  The proceeds from the multi-family loans sales were invested in lower rate single family loans near the end of 2015.  Also, the average rates on the multi-family loans originated for the portfolio during the first nine months of 2016 were lower than the rates on loans originated during comparable period of 2015 because of the low interest rate environment and competitive market conditions.

Interest expense on deposits for the third quarter of 2016 totaled $568 thousand, representing an increase of $83 thousand, or 17%, from the $485 thousand of interest expense on deposits for the third quarter of 2015.  The increase in interest expense on deposits was primarily due to an increase of $39.1 million in the average balance of deposits to $281.0 million in the third quarter of 2016 from $241.9 million in the third quarter of 2015.  The increase in the average balance of deposits primarily reflected growth in money market and certificates of deposit (“CD”) accounts.

Interest expense on borrowings for the third quarter of 2016 totaled $419 thousand, representing a decrease of $27 thousand, or 6%, from the $446 thousand of interest expense on borrowings for the third quarter of 2015.  The decrease in interest expense on borrowings was primarily due to a decrease of $7.3 million in the average balance of FHLB advances, which decreased interest expense by $39 thousand.  Partially offsetting this decrease was the impact of an increase of 6 basis points in the cost of borrowings to 2.22% for the third quarter of 2016 from 2.16% for the third quarter of 2015, which increased interest expense by $12 thousand.  The increase in the cost of borrowings during the third quarter of 2016 consisted of an increase of 3 basis points in the average cost of FHLB advances and an increase of 47 basis points in the average cost of Debentures.

Net interest income for the nine months ended September 30, 2016 totaled $8.5 million, representing a decrease of $360 thousand, or 4%, from $8.9 million of net interest income for the same period in 2015.  The impact of lower net interest margin, caused primarily by the change in the mix of the Bank’s loan portfolio in 2015, more than offset the impact of a higher average balance of interest-earning assets during the first nine months of 2016.  The net interest margin decreased by 43 basis points to 2.93% for the nine months ended September 30, 2016 from 3.36% for the same period in 2015 because we changed the mix of our loan portfolio to conform to loan concentration limits set by the Bank’s primary regulator.  Average interest-earning assets increased by $35.5 million to $388.1 million for the nine months ended September 30, 2016 from $352.6 million for the same period in 2015.

Interest income and fees on loans for the nine months ended September 30, 2016 totaled $10.9 million, representing a decrease of $172 thousand, or 2%, from the $11.0 million of interest income and fees on loans for the same period in 2015.  The decrease in loan interest income was driven by a decrease of 58 basis points in the average yield on loans to 4.34% for the nine months ended September 30, 2016 from 4.92% for the same period in 2015, which reduced loan interest income by $1.4 million.  The decline in the average yield primarily resulted from the changes in our loan portfolio mix that were made in 2015 to conform to loan concentration limits set by the Bank’s primary regulator.  Also, the average yield on the multi-family loans originated for the portfolio during the first nine months of 2016 was lower due to the low interest rate environment and competitive market conditions.  Partially offsetting this decrease was the impact of an increase of $34.5 million in the average balance of loans receivable, which increased to $333.5 million for the nine months ended September 30, 2016 from $299.0 million for the same period in 2015 and resulted in additional interest income of $1.2 million.

Other interest income for the nine months ended September 30, 2016 totaled $299 thousand, representing a decrease of $152 thousand, or 34%, from $451 thousand of other interest income for the same period in 2015.  The decrease in other interest income was primarily due to a decrease of $224 thousand in dividends on FHLB stock, primarily reflecting a special dividend received during 2015 and a lower average balance in the Bank’s investment in FHLB stock during the nine months ended September 30, 2016.  This decrease was partially offset by an increase of $72 thousand in interest income on cash and cash equivalents, primarily reflecting a higher average balance in interest-earning deposits and a higher interest rate on federal funds sold during the first nine months of 2016.

Interest expense on deposits for the nine months ended September 30, 2016 totaled $1.6 million, representing an increase of $261 thousand, or 20%, from $1.3 million of interest expense on deposits for the same period in 2015.  The increase in interest expense on deposits was primarily due to an increase of $38.9 million in the average balance of deposits to $267.4 million for the nine months ended September 30, 2016 from $228.5 million for the same period in 2015.  The increase in the average balance of deposits primarily reflected growth in money market and CD accounts.

Interest expense on borrowings for the nine months ended September 30, 2016 totaled $1.3 million, representing a decrease of $246 thousand, or 16%, from the $1.5 million of interest expense on borrowings for the same period in 2015.  The decrease in interest expense on borrowings was primarily due to a decrease of $11.7 million in the average balance of FHLB advances, which decreased interest expense by $191 thousand.  Additionally, the average cost of FHLB advances decreased by 11 basis points and reduced interest expense by $70 thousand during the first nine months of 2016.  The decrease in interest expense on FHLB advances was partially offset by an increase of $15 thousand in interest expense on Debentures, primarily due to increases in LIBOR rates.

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

	For the three months ended

	September 30, 2016			September 30, 2015

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$6,384	$5	0.31%	$4,924	$3	0.24%
Federal funds sold	25,724	32	0.50%	51,392	26	0.20%
Securities	15,094	80	2.12%	15,243	84	2.20%
Loans receivable (1)	351,035	3,835	4.37%	287,349	3,524	4.91%
FHLB stock	2,573	61	9.48%	2,737	92	13.45%
Total interest-earning assets	400,810	$4,013	4.00%	361,645	$3,729	4.12%
Non-interest-earning assets	9,037			7,594
Total assets	$409,847			$369,239

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$27,948	$41	0.59%	$23,688	$31	0.52%
Passbook deposits	36,197	28	0.31%	36,259	29	0.32%
NOW and other demand deposits	30,395	5	0.07%	28,262	5	0.07%
Certificate accounts	186,432	494	1.06%	153,656	420	1.09%
Total deposits	280,972	568	0.81%	241,865	485	0.80%
FHLB advances	70,250	376	2.14%	77,500	409	2.11%
Junior subordinated debentures	5,100	43	3.37%	5,100	37	2.90%
Total interest-bearing liabilities	356,322	$987	1.11%	324,465	$931	1.15%
Non-interest-bearing liabilities	6,121			4,861
Stockholders’ Equity	47,404			39,913
Total liabilities and stockholders’ equity	$409,847			$369,239

Net interest rate spread (2)		$3,026	2.89%		$2,798	2.97%
Net interest rate margin (3)			3.02%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			112.49%			111.46%

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.  The Company did not have any loans receivable held for sale during the three months ended September 30, 2016.

(2)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended
	September 30, 2016			September 30, 2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$6,241	$15	0.32%	$3,218	$7	0.29%
Federal funds sold	31,008	114	0.49%	31,002	50	0.22%
Securities	14,816	247	2.22%	15,902	268	2.25%
Loans receivable (1)	333,490	10,855	4.34%	298,987	11,027	4.92%
FHLB stock	2,573	170	8.81%	3,506	394	14.98%
Total interest-earning assets	388,128	$11,401	3.92%	352,615	$11,746	4.44%
Non-interest-earning assets	9,157			7,174
Total assets	$397,285			$359,789

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$26,102	$109	0.56%	$19,231	$66	0.46%
Passbook deposits	36,249	86	0.32%	36,585	87	0.32%
NOW and other demand deposits	29,995	15	0.07%	28,929	16	0.07%
Certificate accounts	175,090	1,386	1.06%	143,805	1,166	1.08%
Total deposits	267,436	1,596	0.80%	228,550	1,335	0.78%
FHLB advances	71,095	1,144	2.15%	82,811	1,405	2.26%
Junior subordinated debentures	5,100	123	3.22%	5,100	108	2.82%
Total interest-bearing liabilities	343,631	$2,863	1.11%	316,461	$2,848	1.20%
Non-interest-bearing liabilities	6,681			4,495
Stockholders’ Equity	46,973			38,833
Total liabilities and stockholders’ equity	$397,285			$359,789

Net interest rate spread (2)		$8,538	2.81%		$8,898	3.24%
Net interest rate margin (3)			2.93%			3.36%
Ratio of interest-earning assets to interest-bearing liabilities			112.95%			111.42%

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.  The Company did not have any loans receivable held for sale during the nine months ended September 30, 2016.

(2)          Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We did not record any loan loss provision or recapture for the third quarter of 2016 because the increase in the allowance for loan losses (“ALLL”) requirements on loans originated during the quarter were offset by a decrease in ALLL requirements for the existing loan portfolio as the overall credit quality of the loan portfolio continued to improve.  In comparison, we recorded a loan loss provision recapture of $200 thousand for the third quarter of 2015.

For the nine months ended September 30, 2016, we recorded a loan loss provision recapture of $550 thousand, compared to $1.7 million for the same period in 2015.  The loan loss provision recaptures during the first nine months of 2016 and 2015 were primarily attributable to recoveries, continued improvements in asset credit quality, and positive trends in overall historical loss factors.  The loan loss provision recapture during the first nine months of 2015 also resulted from a reduction in the loans held for investment portfolio.  See “Allowance for Loan Losses” below for additional information.

Non-interest Income

Non-interest income for the third quarter of 2016 totaled $144 thousand, representing a decrease of $773 thousand, or 84%, from $917 thousand of non-interest income for the third quarter of 2015.  The decrease in non-interest income was primarily because we did not sell any loans during the third quarter of 2016, whereas we recorded a gain of $738 thousand from the sale of $81.2 million of loans during the third quarter of 2015.  Additionally, we recorded $5 thousand of rental income from an REO property and $28 thousand of income from a litigation settlement during the third quarter of 2015.

For the nine months ended September 30, 2016, non-interest income totaled $886 thousand, compared to $2.1 million for the same period in 2015.  The decrease of $1.2 million in non-interest income was primarily because there were no loan sales during the first nine months of 2016, whereas during the same period in 2015, we recorded a gain on sale of loans of $1.3 million from the sale of $140.2 million in loans during the first nine months of 2015.  Additionally, the grant received from the U.S. Treasury’s Community Development Financial Institutions (CDFI) Fund in 2016 was lower by $90 thousand than the amount received in 2015.  These decreases were partially offset by an increase of $40 thousand in service charges on deposit accounts and an increase of $136 thousand in other income.  The increase in other income for the nine months ended September 30, 2016 was comprised of an early withdrawal fee of $80 thousand, a loan extension fee of $50 thousand and a foreclosure forbearance fee of $38 thousand, which were partially offset by the litigation settlement of $28 thousand in 2015.

Non-interest Expense

Non-interest expense for the third quarter of 2016 totaled $2.8 million, representing a decrease of $85 thousand, or 3%, from $2.9 million of non-interest expense for the third quarter of 2015.  The decrease in non-interest expense was primarily due to a decrease of $54 thousand in FDIC assessments, a decrease of $39 thousand in professional services expense, a decrease of $36 thousand in compensation and benefits expense, a decrease of $25 thousand in corporate insurance expense and a decrease of $23 thousand in information services expense.  Partially offsetting these decreases in non-interest expense was an increase of $97 thousand in other expenses for the third quarter of 2016 compared to the same period in 2015.   The increase was primarily due to higher provisions for unfunded commitments during in the third quarter of 2016 and fewer expense offsets in 2016, as compared to 2015, attributable to sales of REO.

For the nine months ended September 30, 2016, non-interest expense totaled $8.7 million, compared to $9.2 million for the same period in 2015.  The decrease of $511 thousand in non-interest expense was primarily due to continued improvement in the quality and nature of the Bank’s assets.  This improvement resulted in a decrease of $175 thousand in REO expenses, a decrease of $146 thousand in FDIC assessments, a decrease of $33 thousand in OCC assessment fees and a decrease of $30 thousand in appraisal expenses.  Also, information services expense decreased by $99 thousand, corporate insurance expense decreased by $79 thousand and professional services expense decreased by $70 thousand.  The decrease of $99 thousand in information services expense was primarily due to a decrease of $52 thousand in core processing expense and a decrease of $25 thousand in item processing expense, primarily reflecting lower branch research costs.  These decreases in non-interest expense during the first nine months of 2016 were partially offset by an increase of $138 thousand in compensation and benefits expense, primarily reflecting higher bonus payments compared to the prior year.

Income Taxes

We recorded no income tax expense for the third quarter of 2016, compared to $8 thousand for the third quarter of 2015.  For the nine months ended September 30, 2016, income tax expense was $2 thousand, compared to $16 thousand for the nine months ended September 30, 2015.  The tax expense for both periods primarily reflected the statutory minimum taxes payable to the State of California, and the use of net operating loss carryforwards to offset current taxable income in the periods presented.  As of September 30, 2016, the Company had $4.6 million of deferred tax assets, net of a valuation allowance of $2.1 million.

Financial Condition

Total Assets

Total assets were $413.4 million at September 30, 2016, which represented an increase of $10.5 million, or 3%, from total assets of $402.9 million at December 31, 2015.  During 2016, we increased net loans receivable by $40.6 million, which was funded by an increase of $12.5 million in deposits and a decrease of $29.6 million in cash and cash equivalents, as federal funds were invested in multi-family residential loans to improve the yield on interest-earning assets.

Loans Receivable Held for Investment

Our gross loan portfolio increased by $40.3 million to $349.3 million at September 30, 2016, from $309.0 million at December 31, 2015.  The increase in our loan portfolio during the first nine months of 2016 primarily consisted of an increase of $71.7 million in our multi-family residential real estate loan portfolio, a decrease of $21.0 million in our single family residential real estate loan portfolio, a decrease of $7.9 million in our church loan portfolio and a decrease of $2.5 million in our commercial real estate loan portfolio.

We originated $90.8 million of multi-family loans during the first nine months of 2016, all of which were originated as loans held for investment.  Due to a regulatory multi-family loan concentration limit, the Bank can originate multi-family loans for its held for investment portfolio only up to a certain percentage of capital.  We expect to reach that limitation during the fourth quarter of 2016, at which point we will resume originating loans for sale.  During the first nine months of 2015, we originated $99.9 million of loans, of which $42.6 million were originated for investment and $57.3 million were originated for sale.  There were no loan sales during the first nine months of 2016, compared to $140.2 million during the first nine months of 2015.  Loan repayments totaled $50.9 million for the first nine months of 2016, compared to $30.6 million for the same period in 2015.  The increase in loan repayments during 2016 reflects the reduced interest rate environment which resulted in higher loan refinancing activity in the first nine months of 2016.

There were no loan charge-offs or loans transferred to REO during the first nine months of 2016.  In contrast, loan charge-offs totaled $53 thousand and loans transferred to REO totaled $843 thousand during the first nine months of 2015.

Allowance for Loan Losses

The ALLL is adjusted through provisions for loan losses charged or credited to earnings to increase or decrease the ALLL to a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL decreased to $4.6 million, or 1.32% of our gross loans receivable, at September 30, 2016, from $4.8 million, or 1.56% of our gross loans receivable, at December 31, 2015, primarily reflecting loan loss provision recaptures of $550 thousand which were partially offset by recoveries of $319 thousand.  Our loan portfolio as of September 30, 2016 included $85.6 million of loans that were purchased in November 2015, for which there was no assigned allowance for loan losses.  We purchased these loans at fair value and we have not identified any deterioration of credit quality in these loans since purchase.  The reduction in ALLL at September 30, 2016 compared to December 31, 2015, and the loan loss provision recaptures during the first nine month of 2016, reflect the results of our quarterly reviews of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of September 30, 2016, we had no delinquent loans, compared to total delinquencies of $1.4 million at December 31, 2015.  Three of the four delinquent loans at December 31, 2015, which totaled $989 thousand, were made current during first nine months of 2016.  The remaining loan with a carrying amount of $457 thousand was paid off during the first quarter of 2016.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2016, NPLs totaled $3.0 million, compared to $4.2 million at December 31, 2015.  The decrease of $1.2 million in NPLs was primarily due to loan payoffs of $1.3 million and repayments of $304 thousand, which were partially offset by the placement of a church loan for $463 thousand into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2016, all of our NPLs were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which amounted to 150.97% at September 30, 2016, compared to 114.22% at December 31, 2015.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first nine months of 2016 compared to $53 thousand during the first nine months of 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 50% of estimated fair value less estimated selling costs as of September 30, 2016.

Recoveries during the first nine months of 2016 and 2015 totaled $319 thousand and $16 thousand, respectively.  Recoveries during the first nine months of 2016 primarily resulted from the payoffs of five non-accrual loans which had been previously partially charged off.

Impaired loans at September 30, 2016 were $12.1 million, compared to $15.8 million at December 31, 2015.  Specific reserves for impaired loans were $678 thousand, or 5.62% of the aggregate impaired loan amount at September 30, 2016, compared to $995 thousand, or 6.30%, at December 31, 2015.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) decreased to 1.16% at September 30, 2016, from 1.31% at December 31, 2015.  The decrease in our coverage ratio reflects a decline in our historical charge-offs and the continued improvement in our asset credit quality.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2016, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $12.5 million to $285.1 million at September 30, 2016 from $272.6 million at December 31, 2015.  During the first nine months of 2016, CDs increased by $6.3 million and represented 66% and 67% of total deposits at September 30, 2016 and December 31, 2015, respectively.  Core deposits (NOW, demand, money market and passbook accounts) increased by $6.2 million during the first nine months of 2016 and represented 34% and 33% of total deposits at September 30, 2016 and December 31, 2015, respectively.

During the second quarter of 2016, the Bank rejoined a deposit program called Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network.  The Bank may also accept deposits from other institutions when it has no reciprocal deposit.  At September 30, 2016, we had approximately $26.7 million in CDARS, of which $5.0 million were reciprocal.  This increase was offset by a decrease of $17.4 million in retail CDs, of which $10.0 million was from one, on-going, deposit relationship and a decrease of $3.0 million from QwickRate CD maturities.

One customer relationship accounted for approximately 12% of our deposits at September 30, 2016.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

At September 30, 2016, total borrowings consisted of advances to the Bank from the FHLB of $70.0 million and Debentures issued by the Company of $5.1 million.  At December 31, 2015, borrowings consisted of advances from the FHLB of $72.0 million and Debentures of $5.1 million.  During the first nine months of 2016, we repaid $2.0 million of FHLB advances.

Stockholders’ Equity

Stockholders’ equity was $47.5 million, or 11.50% of the Company’s total assets, at September 30, 2016, compared to $46.2 million, or 11.46% of the Company’s total assets, at December 31, 2015.  The Company’s book value was $1.63 per share as of September 30, 2016, compared to $1.59 per share as of December 31, 2015.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $52.5 million at September 30, 2016.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at September 30, 2016 consisted of $38.3 million in cash and cash equivalents and $13.7 million in securities available-for-sale that were not pledged, compared to $67.8 million in cash and cash equivalents and $13.4 million in securities available-for-sale that were not pledged at December 31, 2015.  Total cash and cash equivalents decreased by $29.6 million during the nine months ended September 30, 2016, as the Bank invested excess Federal Funds in multi-family residential loans to improve the yield on interest-earning assets.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank’s, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014.  The Company had not been able to obtain funds from the Bank since 2010 because of prohibitions included in regulatory orders that were in effect until November 2015.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $4 thousand and $9.1 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.  Net cash outflows from operating activities during the first nine months of 2016 were primarily attributable to interest payments received on loans and securities, which were partially offset by payments of accrued liabilities.

The Company recorded consolidated net cash outflows from investing activities of $40.0 million during the nine months ended September 30, 2016, compared to consolidated net cash inflows from investing activities of $90.2 million during the nine months ended September 30, 2015.  Net cash outflows from investing activities during the first nine months of 2016 were primarily attributable to loan originations.

The Company recorded consolidated net cash inflows from financing activities of $10.5 million and $48.6 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.  Net cash inflows from financing activities during the first nine months of 2016 were primarily attributable to a smaller net increase in deposits than in the same period in 2015.

Capital Resources and Regulatory Capital

Our principal subsidiary, Broadway Federal Bank, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 8 of the Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2016.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.  There were no significant changes during the quarter ended September 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None

Item 1A.            RISK FACTORS

Not Applicable

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                     MINE SAFETY DISCLOSURES

Not Applicable

Item 5.                     OTHER INFORMATION

None

Item 6.                     EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by the Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by the Registrant on March 28, 2016)
10.1**	Amended Form of Stock Option Agreement for options granted under Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.1 to Form 10-Q filed by the Registrant on August 12, 2016)
10.2

Award Agreement for restricted stock granted to Wayne-Kent A. Bradshaw on March 30, 2016 under Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.2 to Form 10-Q filed by the Registrant on August 12, 2016)

10.3	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10-Q filed by the Registrant on August 12, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein.  Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.

**Including stock options granted to Brenda Battey, Norman Bellefeuille and Ruth McCloud on February 24, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2016	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer