Form 10-K
period 2016-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2017-03-27
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2016 and 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $51,199,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 9, 2017, 18,664,821 shares of the Registrant's voting common stock and 8,756,396 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2017 annual meeting of stockholders, which will be filed no later than May 1, 2017, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the new Administration in Washington, D.C.; (6) actions undertaken by both current and potential new competitors; (7) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (8) the effect of changes in economic conditions; (9) the effect of geopolitical uncertainties; (10) an inability to obtain and retain sufficient operating cash at our holding company level; and (11) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family residential properties, single family residential properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2016, our net loan portfolio totaled $379.5 million, or 88% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs"), some of which are hybrid ARM loans (ARM loans having an initial fixed rate period, followed by an adjustable rate period, for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to more frequent repricing, thereby reducing our exposure to interest rate risk. At December 31, 2016, more than 99% of our mortgage loans had adjustable rate features. However, some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed-rate period or may be subject to interest rate floors. Loans in their initial fixed-rate period totaled $293.6 million or 77% of our loan portfolio at December 31, 2016.

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

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$104,807	27.42%	$130,891	42.50%	$39,792	14.03%	$46,459	18.09%	$57,733	21.95%
Multi-family	229,566	60.05%	118,616	38.52%	171,792	60.58%	113,218	44.09%	83,305	31.67%
Commercial real estate	8,914	2.33%	11,442	3.72%	16,722	5.90%	26,697	10.39%	41,124	15.63%
Church	37,826	9.90%	46,390	15.06%	54,599	19.26%	67,934	26.45%	76,225	28.98%
Construction	837	0.22%	343	0.11%	387	0.14%	424	0.17%	735	0.28%
Commercial	308	0.08%	270	0.09%	262	0.09%	2,067	0.80%	3,895	1.48%
Consumer	6	0.00%	4	0.00%	9	0.00%	38	0.01%	35	0.01%

Gross loans	382,264	100.00%	307,956	100.00%	283,563	100.00%	256,837	100.00%	263,052	100.00%

Plus:
Premiums on loans purchased	510		709		228		272		-
Deferred loan costs, net	1,297		349		1,333		901		557
Less:
Unamortized discounts	14		15		16		17		17
Allowance for loan losses	4,603		4,828		8,465		10,146		11,869

Total loans held for investment	$379,454		$304,171		$276,643		$247,847		$251,723

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of multi-family loans for apartment buildings with five or more units. Our multi-family loans amounted to $229.6 million and $118.6 million at December 31, 2016 and 2015, respectively. Multi-family loans represented 60% of our gross loan portfolio at December 31, 2016 compared to 39% of our gross loan portfolio at December 31, 2015. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2016, our single largest multi-family credit had an outstanding balance of $4.6 million, was current, and was secured by a 29-unit apartment complex in Whittier, California. At December 31, 2016, the average balance of a loan in our multi-family portfolio was $832 thousand.

Our commercial real estate loans amounted to $8.9 million and $11.4 million at December 31, 2016 and 2015, respectively. Commercial real estate loans represented 2% of our gross loan portfolio at December 31, 2016 compared to 4% of our gross loan portfolio at December 31, 2015. All of the commercial real estate loans outstanding at December 31, 2016 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2016, our single largest commercial real estate credit had an outstanding principal balance of $1.6 million, was current and was secured by a commercial building located in Van Nuys, California. At December 31, 2016, the average balance of a loan in our commercial real estate portfolio was $388 thousand.

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

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of lending. As of December 31, 2016, our out-of-state loans totaled $3.0 million and our single largest out-of-state credit had an outstanding principal balance of $664 thousand, was current, and was secured by a church building located in Chandler, Arizona.

Our church loans totaled $37.8 million and $46.4 million at December 31, 2016 and 2015, respectively. Church loans represented 10% of our gross loan portfolio at December 31, 2016 compared to 15% of our gross loan portfolio at December 31, 2015. We ceased originating church loans in 2010. As of December 31, 2016, our single largest church loan had an outstanding balance of $2.0 million, was current, and was secured by a church building in Hawthorne, California. At December 31, 2016, the average balance of a loan in our church loan portfolio was $525 thousand.

Single Family Mortgage Lending

While we have been primarily a multi-family and commercial real estate lender, we also originate and purchase ARMs and fixed rate loans secured by single family residences, including investor-owned properties, with maturities of up to 30 years. Single family loans totaled $104.8 million and $130.9 million at December 31, 2016 and 2015, respectively. Of the single family residential mortgage loans that we had outstanding at December 31, 2016, more than 99% had adjustable rate features. During 2015, we purchased $99.7 million principal amount of single-family loans, which were secured by properties primarily located in Northern California. Substantially all of the single family loans we originate are secured by properties located in Southern California, with most being in our primary market areas of Mid-City and South Los Angeles. Loan originations are generally obtained from our loan representatives or third party brokers, existing or past customers, and referrals from members of churches or other organizations in the local communities where we operate. Of the $104.8 million of single family loans at December 31, 2016, $13.3 million are secured by investor-owned properties.

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

The mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable in the event that the borrower transfers ownership of the property.

Construction Lending

Construction loans totaled $837 thousand and $343 thousand at December 31, 2016 and 2015, respectively, representing less than 1% of our gross loan portfolio. We provide loans for the construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% on a purchase and a loan-to-cost ratio of 80% to 90% on a refinance of construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. One construction loan participation totaling $1.4 million with $837 thousand advanced was originated during 2016.

Commercial Lending

We originate non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $308 thousand and $270 thousand at December 31, 2016 and 2015, respectively. Commercial loans represented less than 1% of our gross loan portfolio at December 31, 2016 and 2015.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2016	2015	2014
	(In thousands)
Gross loans (1):
Beginning balance	$307,956	$302,856	$256,837
Loans originated:
Single family	-	1,921	-
Multi-family	136,794	110,525	95,495
Construction	837	-	-
Commercial	45	75	56

Total loans originated	137,676	112,521	95,551

Loans purchased:
Single family	-	99,663	-

Total loans purchased	-	99,663	-

Less:
Principal repayments	63,368	41,690	42,900
Sales of loans	-	164,103	3,291
Loan charge-offs	-	89	693
Transfer of loans to real estate owned	-	1,202	2,648

Ending balance (2)	$382,264	$307,956	$302,856

(1)
Amount is before deferred origination costs, purchase premiums and discounts.
(2)
Includes loans receivable held for sale totaling $19.3 million at December 31, 2014, exclusive of $188 thousand in deferred origination costs. We did not have any loans receivable held for sale at December 31, 2016 and 2015.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $6,000,000, the new loan must be approved by a Senior Underwriter, the Chief Executive Officer and Chief Credit Officer, plus a majority of the Board-appointed non-management Loan Committee members. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the year ended December 31, 2016. During 2015, we purchased $99.7 million principal amount of single family loans, which are being serviced by the seller.

We originate loans for investment and for sale. Loan sales are made from the loans receivable held-for-sale portfolio and from loans originated during the period that are designated as held for sale. We did not originate any loans for sale and we did not sell any loans during 2016 whereas during 2015, we originated $57.7 million of loans for sale and sold $164.1 million of multi-family loans in order to comply with regulatory loan concentration guidelines.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2016 and 2015, we were servicing $4.1 million and $4.7 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2016 and 2015, we had $32 thousand and $41 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2016, and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
One year or less	$23	$-	$1,112	$-	$837	$-	$6	$1,978
After one year:
One year to five years	387	585	2,176	6,605	-	66	-	9,819
After five years	104,397	228,981	5,626	31,221	-	242	-	370,467

Total due after one year	104,784	229,566	7,802	37,826	-	308	-	380,286

Total	$104,807	$229,566	$8,914	$37,826	$837	$308	$6	$382,264

The following table presents the dollar amount of gross loans receivable at December 31, 2016 that are contractually due after December 31, 2017, and whether such loans have fixed interest rates or adjustable interest rates.

	Adjustable	Fixed	Total
	(Dollars in thousands)
Single family	$104,325	$459	$104,784
Multi-family	229,566	-	229,566
Commercial real estate	7,802	-	7,802
Church	37,826	-	37,826
Commercial	242	66	308

Total	$379,761	$525	$380,286

% of total	99.86%	0.14%	100.00%

Some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed rate period or may be subject to interest rate floors. Loans in their initial fixed rate period totaled $293.6 million or 77% of our loan portfolio at December 31, 2016. The average initial fixed rate period as of December 31, 2016 was 3.7 years.

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

The following table shows our loan delinquencies by type and amount at the dates indicated.

	December 31, 2016				December 31, 2015				December 31, 2014

	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
Single family	1	$64	-	$-	-	$-	-	$-	-	$-	-	$-
Church	-	-	-	-	-	-	1	456	1	180	2	987

Total	1	$64	-	$-	-	$-	1	$456	1	$180	2	$987

% of Gross Loans (1)		0.01%		0.00%		0.00%		0.15%		0.06%		0.33%

(1)
Includes loans receivable held for sale at December 31, 2014.

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2016 decreased to $2.9 million, or 0.69% of total assets, from $4.6 million, or 1.14% of total assets, at December 31, 2015.

Non-accrual loans decreased by $1.3 million to $2.9 million at December 31, 2016, from $4.2 million at December 31, 2015. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2016, all of our non-accrual loans were current in their payments, but were treated as non-accrual primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information. The $1.3 million decrease in non-accrual loans was primarily due to payoffs of $1.3 million and repayments of $406 thousand, which were partially offset by the placement of a church loan for $463 thousand into non-accrual status.

The following table provides information regarding our non-performing assets at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Single family	$-	$302	$736	$1,441	$8,145
Multi-family	-	779	1,618	2,985	4,268
Commercial real estate	-	259	1,174	1,391	7,090
Church	2,944	2,887	5,232	11,735	17,245
Construction	-	-	-	-	273
Commercial	-	-	102	150	69

Total non-accrual loans	2,944	4,227	8,862	17,702	37,090
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	-	360	2,082	2,084	8,163

Total non-performing assets	$2,944	$4,587	$10,944	$19,786	$45,253

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	0.77%	1.37%	2.93%	6.89%	13.13%
Non-performing assets as a percentage of total assets	0.69%	1.14%	3.12%	5.95%	12.11%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2016 or 2015. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2016.

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

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non-accrual loans totaled $2.5 million at December 31, 2016 and $3.8 million at December 31, 2015. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $9.0 million at December 31, 2016 and $11.5 million at December 31, 2015.

During 2016, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $439 thousand. Actual interest recognized on non-accrual loans and included in net income for the year 2016 was $493 thousand, primarily reflecting interest recoveries on non-accrual loans that were paid off.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. We had no REO at December 31, 2016. At year-end 2015, we had one church building in REO, which was sold during the first quarter of 2016.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as "Watch" and "Special Mention," and problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Watch" if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered "Special Mention" if the loan is current but there are some potential weaknesses that deserve management's close attention. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention."

Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly. The following table provides information regarding our criticized (Watch and Special Mention) and classified assets (Substandard) at the dates indicated.

	December 31, 2016		December 31, 2015

	Number	Amount	Number	Amount

	(Dollars in thousands)
Watch	3	$2,417	3	$776
Special Mention	3	1,165	13	4,340

Total criticized assets	6	3,582	16	5,116
Substandard	23	11,021	32	14,833

Total	29	$14,603	48	$19,949

Classified assets decreased $3.8 million to $11.0 million at December 31, 2016, from $14.8 million at December 31, 2015, primarily due to $3.5 million of repayments, $360 thousand of REO sale and $791 thousand of classification upgrades, which were partially offset by $850 thousand of classification downgrades. Criticized assets decreased $1.5 million to $3.6 million at December 31, 2016, from $5.1 million at December 31, 2015, due to $3.0 million of repayments and $915 thousand of classification upgrades, which were partially offset by $2.4 million of classification downgrades.

Allowance for Loan Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan losses ("ALLL") in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The ALLL represents our management's best estimate of probable incurred credit losses in our loan portfolio as of the date of the consolidated financial statements. Our ALLL is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable, but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management's estimates.

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

The ALLL is increased by provisions for loan losses which are charged to earnings and is decreased by recaptures of loan loss provision and charge-offs, net of recoveries. Provisions are recorded to increase the ALLL to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loan loss experience, conditions in the real estate and housing markets, current economic conditions and trends, particularly levels of unemployment, and changes in the size of the loan portfolio.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2016, impaired loans totaled $11.9 million and had an aggregate specific allowance allocation of $656 thousand.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $4.6 million, or 1.20% of loans held for investment was appropriate at December 31, 2016, compared to $4.8 million, or 1.56% of loans held for investment at December 31, 2015. Excluding purchased loans which had a carrying amount of $82.2 million and an ALLL requirement of $0 at December 31, 2016, the ratio of ALLL to loans held for investment was 1.53% and 2.31% at December 31, 2016 and 2015, respectively.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2016. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in thousands)
Single family	$367	27.42%	$597	42.50%	$1,174	14.03%	$1,930	18.09%	$2,060	21.95%
Multi-family	2,659	60.05%	1,658	38.52%	2,726	60.58%	1,726	44.09%	2,122	31.67%
Commercial real estate	215	2.33%	469	3.72%	496	5.90%	1,473	10.39%	2,685	15.63%
Church	1,337	9.90%	2,083	15.06%	4,047	19.26%	4,949	26.45%	4,818	28.98%
Construction	8	0.22%	3	0.11%	7	0.14%	7	0.17%	8	0.28%
Commercial	17	0.08%	18	0.09%	12	0.09%	55	0.80%	167	1.48%
Consumer	-	0.00%	-	0.00%	3	0.00%	6	0.01%	9	0.01%

Total allowance for loan losses	$4,603	100.00%	$4,828	100.00%	$8,465	100.00%	$10,146	100.00%	$11,869	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated.

	2016		2015	2014	2013	2012
	(Dollars in thousands)
Allowance balance at beginning of year	$4,828		$8,465	$10,146	$11,869	$17,299
Charge-offs:
Single family	-		(4)	(133)	(220)	(5,138)
Multi-family	-		-	-	(661)	(104)
Commercial real estate	-		-	(8)	(1,180)	(544)
Church	-		(85)	(533)	(770)	(1,354)
Commercial	-		-	(19)	-	-

Total charge-offs	-		(89)	(693)	(2,831)	(7,140)

Recoveries:
Single family	47		129	2	300	25
Multi-family	-		-	-	-	1
Commercial real estate	248		-	-	116	60
Church	22		23	859	25	15
Commercial	8		-	1,083	253	412
Consumer	-		-	-	-	7

Total recoveries	325		152	1,944	694	520

Provision (recapture) charged to earnings	(550)		(3,700)	(2,932)	414	1,190

Allowance balance at end of year	$4,603		$4,828	$8,465	$10,146	$11,869

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.10%	)	(0.02% )	(0.46% )	0.84%	2.12%
ALLL as a percentage of gross loans, excluding loans receivable held for sale	1.20%		1.56%	2.99%	3.95%	4.51%
ALLL as a percentage of total non-accrual loans	156.35%		114.22%	95.52%	57.32%	32.00%
ALLL as a percentage of total non-performing assets	156.35%		105.25%	77.35%	51.28%	26.23%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, government Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2016, our securities portfolio, consisting primarily of residential mortgage-backed securities and one U.S federal agency bond, totaled $13.2 million, or 3% of total assets.

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

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2016. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2016
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Residential mortgage-backed securities	$-	- %	$410	4.37%	$1,188	2.38%	$9,616	2.69%	$11,214	2.72%
U.S. Government and federal agency	-	- %	1,988	2.00%	-	- %	-	- %	1,988	2.00%

Total	$-	- %	$2,398	2.41%	$1,188	2.38%	$9,616	2.69%	$13,202	2.60%

At December 31, 2016, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.5 years.

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

Deposits

We offer a variety of deposit accounts featuring a range of interest rates and terms. Our deposits principally consist of savings accounts, checking accounts, NOW accounts, money market accounts, and fixed-term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time we will negotiate the rate based on the amount of the deposit. We primarily rely on customer service and long-standing customer relationships to attract and retain deposits. We seek to maintain and increase our retail "core" deposit relationships, consisting of savings accounts, checking accounts and money market accounts; these deposit accounts tend to be a stable funding source and are available at a lower cost than term deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $6.9 million and $56.0 million, respectively, at December 31, 2016 compared to $6.9 million and $60.4 million, respectively, at December 31, 2015.

During 2016, we rejoined a deposit program called Certificate of Deposit Account Registry Service ("CDARS"). CDARS is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network ("CDARS Reciprocal"). We may also accept deposits from other institutions when we have no reciprocal deposit ("CDARS One-Way Buy"). At December 31, 2016, we had approximately $6.9 million in CDARS Reciprocal and $21.7 million in CDARS One-Way Buy.

The following table details the maturity periods of our certificates of deposit in amounts of $250 thousand or more at December 31, 2016.

	December 31, 2016
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$1,750	1.13%
Three to six months	11,086	1.15%
Six to twelve months	34,575	1.11%
Over twelve months	6,070	1.13%

Total	$53,481	1.12%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2016			2015			2014
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$27,399	10.06%	0.58%	$21,917	9.12%	0.50%	$15,669	7.33%	0.38%
Passbook deposits	36,611	13.45%	0.32%	36,252	15.09%	0.32%	36,752	17.20%	0.32%
NOW and other demand deposits	29,959	11.00%	0.07%	28,813	11.99%	0.07%	30,684	14.36%	0.08%
Certificates of deposit	178,292	65.49%	1.06%	153,291	63.80%	1.09%	130,593	61.11%	1.16%

Total	$272,261	100.00%	0.80%	$240,273	100.00%	0.79%	$213,698	100.00%	0.81%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2016, we had $85.0 million in FHLB advances and had the ability to borrow up to an additional $39.0 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2016	2015	2014
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$71,940	$80,875	$80,345
Maximum amount outstanding at any month-end during the year	$85,000	$84,500	$86,000
Balance outstanding at end of year	$85,000	$72,000	$86,000
Weighted average interest rate at end of year	1.94%	2.15%	2.31%
Average cost of advances during the year	2.13%	2.24%	2.44%
Weighted average maturity (in months)	13	24	23

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.53% at December 31, 2016. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

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

Personnel

At December 31, 2016, we had 67 employees, which consisted of 62 full-time and 5 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Our Bank, Broadway Federal Bank, f.s.b, is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. Also, the Bank is a member of the FHLB System and is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Our savings and loan holding company, Broadway Financial Corporation, is regulated, examined and supervised by the FRB. The Company is also required to file certain reports and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

The OCC regulates and examines most of our Bank's business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federal savings bank and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, including with respect to capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federal savings bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. In certain cases, the OCC has the authority to refer matters relating to federal fair lending laws to the U.S. Department of Justice ("DOJ") or the U.S. Department of Housing and Urban Development ("HUD") if the OCC determines violations of the fair lending laws may have occurred.

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

As a result of the Dodd-Frank Act, on July 21, 2011, the OTS, our former primary federal regulator, was merged into the OCC, which has taken over the regulation and supervision of all federal savings associations. The FRB acquired the OTS' authority over all savings and loan holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject. Under an existing FRB policy statement, bank holding companies with less than $500 million in total consolidated assets were not subject to consolidated capital requirements. In guidance effective as of May 15, 2015, the FRB formally applied the policy statement to savings and loan holding companies, such as the Company, and raised the applicable asset threshold to $1 billion. The Dodd-Frank Act requires savings and loan holding companies to serve as a source of financial strength for any subsidiary of the entity that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

The Dodd-Frank Act also includes provisions changing the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, and making permanent the $250,000 limit for federal deposit insurance that had initially been established on a temporary basis in reaction to the economic downturn in 2008.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection ("CFPB"). The CFPB has authority to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to banks and savings institutions of all sizes, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB's supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets.

The Dodd-Frank Act also includes other provisions that require or permit further rulemaking by the federal bank regulatory agencies, which may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

In July 2013, the federal banking regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to, among other entities, depository institutions including Broadway Federal. As stated above, the Company is exempt from consolidated capital requirements as a small savings and loan holding company. The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

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

The Basel III Capital Rules also introduced a new "capital conservation buffer", composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on January 1 of each subsequent year, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Management believes that, as of December 31, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

At December 31, 2016, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2016 and 2015 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks, including federal savings banks, up to prescribed statutory limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor, per ownership category.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC's Deposit Insurance Fund ("DIF"). The Bank's DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is based on an institution's capital level, and capital adequacy, asset quality, management, earnings, liquidity and sensitivity ("CAMELS") ratings, certain financial measures to assess an institution's ability to withstand asset related stress and funding related stress, and in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

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

As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated DIF reserve ratio from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. With the increase of the DIF reserve ratio to 1.17% on June 30, 2016, the range of initial assessment rates has declined for all banks from five to 35 basis points on an annualized basis to three to 30 basis points on an annualized basis. In order to reach a DIF reserve ratio of 1.35%, insured depository institutions with $10 billion or more in total assets are required to pay a quarterly surcharge equal to an annual rate of 4.5 basis points, in addition to regular assessments. In the event that the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall on large banks in the first quarter of 2019. The FDIC will provide assessment credits to insured depository institutions, like Broadway Federal, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

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

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.3 million for Broadway Federal at December 31, 2016, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2016, our largest aggregate amount of loans to one borrower totaled $6.1 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations ("CRA"), requires each federal savings bank, as well as other lenders, to make efforts to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. The CRA requires the OCC to assess an institution's performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OCC assigns ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank's "outstanding" rating was reaffirmed in its most recent CRA examination in 2016.

The Bank is also subject to federal fair lending laws, including the Equal Credit Opportunity Act ("ECOA") and the Federal Housing Act ("FHA"), which prohibit discrimination in credit and residential real estate transactions on prohibited bases, including race, color, national origin, gender, and religion, among others. A lender may be liable under one or both of these acts in the event of overt discrimination, disparate treatment, or a disparate impact on a prohibited basis. The compliance of federal savings banks of the Bank's size with these acts is primarily supervised and enforced by the OCC. If the OCC determines that a lender has engaged in a pattern or practice of discrimination in violation of ECOA, the OCC refers the matter to the DOJ. Similarly, HUD is notified of violations of the FHA.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires all federal savings banks to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank's permitted business activities in various respects, including operation under certain restrictions, such as limitations on new investments and activities, the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2016, the Bank was in compliance with the QTL test requirements.

The USA Patriot Act, Bank Secrecy Act ("BSA"), and Anti-Money Laundering ("AML") Requirements

The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in the promulgation of several regulations that have a direct impact on savings associations. Financial institutions must have a number of programs in place to comply with this law, including: (i) a program to manage BSA/AML risk; (ii) a customer identification program designed to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) a program for monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Failure to comply with these requirements may result in regulatory action, including the issuance of cease and desist orders, impositions of civil money penalties and adverse changes in an institution's regulatory ratings, which could adversely affect its ability to obtain regulatory approvals for business combinations or other desired business objectives.

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

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank's tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. See Note 10 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

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

As of December 31, 2016, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.3 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2016 was $1.2 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $566 thousand during 2016.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration

Administrative/Loan Origination Center: 5055 Wilshire Blvd, Suite 500 Los Angeles, CA	Leased	2013	April 2021
Branch Offices: 5055 Wilshire Blvd, Suite 100 Los Angeles, CA	Leased	2013	April 2021
170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	-
4001 South Figueroa Street Los Angeles, CA	Owned	1996	-

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

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.99	$ 2.00	$ 2.50	$ 1.98
Low	$ 1.35	$ 1.79	$ 1.42	$ 1.42

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.63	$ 1.65	$ 2.08	$ 1.60
Low	$ 1.12	$ 1.22	$ 1.17	$ 1.21

The closing sale price for our common stock on the Nasdaq Capital Market on March 10, 2017 was $1.69 per share. As of March 10, 2016, we had 303 stockholders of record and 18,664,821 shares of voting common stock outstanding. At that date, we also had 8,756,396 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

The following table provides information about our repurchases of shares during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share

December 1 - December 31, 2016	2,513,835	$1.59

Total	2,513,835	$1.59

On December 21, 2016, we repurchased 2,513,835 shares of our voting common stock, at a price of $1.59 per share, from the U.S. Department of the Treasury (the "U.S. Treasury") and two other stockholders in a privately negotiated transaction for a total cost of $4.0 million. We financed these purchases with a dividend of $4.0 million received from the Bank, and the proceeds of $1.2 million from a private placement of 737,861 shares of non-voting common stock. Concurrently with the Company's purchases, the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust (the "ESOP") purchased 1,493,679 shares of the Company's voting common stock from the U.S. Treasury at the same price of $1.59 per share. The ESOP's purchases were funded with a combination of cash on hand and the proceeds of a loan of $1.2 million from the Company to the ESOP.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	540,625	$2.18	1,338,892
Equity compensation plans not approved by security holders:
None	-	-	-

Total	540,625	$2.18	1,338,892

As of December 31, 2016, 120,483 shares of restricted stock had been issued under the 2008 Long Term Incentive Plan. Our Board of Directors intends to consider issuing equity incentives to certain key employees as a form of long-term compensation that will help align the interests of senior management with those of our stockholders. However, our ability to issue options and other form of equity incentives to our Chief Executive Officer was restricted pursuant to the terms of the agreements entered into in 2008 and 2009 pursuant to which the U.S. Treasury invested in the Company.

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

Overview

Total assets increased by $26.2 million to $429.1 million at December 31, 2016 from $402.9 million at December 31, 2015. During 2016, we increased our net loans receivable by $75.3 million, which was funded with $49.4 million in cash and cash equivalents, an increase of $14.8 million in deposits, and an increase of $13.0 million in FHLB advances, as we grew our multi-family residential loan portfolio to improve net interest income.

We recorded net income of $3.5 million for the year ended December 31, 2016, compared to $9.1 million for the year ended December 31, 2015. Results during 2016 included an income tax benefit of $2.2 million and a loan loss provision recapture of $550 thousand. Also, results for 2016 were impacted by non-recurring professional fees totaling $369 thousand related to the repurchase of shares from the U.S. Treasury, described below. In contrast, net income for the year ended December 31, 2015 included an income tax benefit of $4.6 million and loan loss provision recaptures of $3.7 million. Furthermore, 2015 results also included $1.8 million in gains on the sale of $164.1 million in loans, which were sold to meet regulatory guidelines regarding loan concentration. There were no loan sales during 2016 and no gains on the sale of loans.

We became subject to the Basel III capital requirements effective January 1, 2015. The Basel III capital rules included a new ratio of Common Equity Tier 1 capital to risk-weighted assets and increased the minimum capital requirements. A new capital conservation buffer has also been established at levels above the regulatory minimum capital requirements. The final rules also revise the definition and calculation of Tier 1 capital, Total capital and risk-weighted assets. The implementation of the Basel III capital requirements is transitional and phases in through the end of 2018. See "Regulatory Capital" for additional information. We have been in compliance with the new capital rules at all times since they came into effect.

During 2016, we took steps to strengthen our stockholder base by reducing the ownership of the Company that is held by the U.S. Treasury, and attracting another high-quality institutional investor. During the fourth quarter of 2016, we repurchased 2,513,835 shares of our voting common stock from the U.S. Treasury and two other stockholders in a privately negotiated transaction for a total cost of $4.0 million. The Bank's ESOP also purchased 1,493,679 voting shares from the U.S. Treasury for a cost of $2.4 million, of which $1.2 million was financed with a loan from the Company. Additionally, an institutional investor purchased 834,465 shares of our voting common stock from the U.S. Treasury for a cost of $1.3 million. As a result of these transactions, the U.S. Treasury's stake in the Company was reduced by 46.35%, from 47.40% to 29.35% of the Company's voting shares, and from 34.89% to 19.94% of the Company's total shares (voting plus non-voting).

As part of these transactions, the institutional investor made an additional investment of $1.2 million in the Company by purchasing 737,861 shares of our non-voting common stock.

The Company financed the $3.8 million repurchase of shares from the U.S. Treasury and the $1.2 million loan to ESOP with a dividend of $4.0 million received from the Bank and proceeds of $1.2 million from the sale of non-voting common stock.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

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

Net Income

We recorded net income of $3.5 million, or $0.12 per diluted share for the year ended December 31, 2016, compared to net income of $9.1 million, or $0.31 per diluted share for the year ended December 31, 2015. The decrease of $5.6 million in net income during 2016 compared to 2015 was primarily due to lower income tax benefit, lower loan loss provision recapture, and the absence of gain on sale of loans during 2016. The results for 2016 included an income tax benefit of $2.2 million, which resulted from the reversal of the remaining valuation allowance on deferred tax assets, and loan loss provision recaptures of $550 thousand. In contrast, 2015 results included an income tax benefit of $4.6 million and loan loss provision recaptures of $3.7 million. Additionally, 2015 results included $1.8 million in gains on the sale of $164.1 million in loans, which were sold to meet regulatory guidelines regarding loan concentration. There were no loan sales during 2016 and no gains on the sale of loans. Furthermore, results for 2016 were impacted by non-recurring professional fees totaling $369 thousand related to the repurchase of shares from the U.S. Treasury.

Net Interest Income

For the year ended December 31, 2016, net interest income before loan loss provision recapture totaled $11.4 million, representing a slight increase of $122 thousand, or 1%, from the $11.3 million of net interest income before loan loss provision recapture reported for the year ended December 31, 2015. Net interest income increased for 2016 compared to 2015 due to an increase of $49.6 million, or 17%, in the average balance of loans receivable, which increased to $341.3 million for 2016 from $291.7 million for 2015 and resulted in additional interest income of $2.2 million. The increase in the average balance of loans receivable resulted from loan originations of $137.7 million during 2016. Offsetting this increase was the impact of a decrease of 64 basis points in the average yield on loans to 4.24% for 2016, from 4.88% for 2015, which reduced loan interest income by $2.0 million. The decline in the average yield on loans was primarily attributable to the competitive low-interest rate environment during 2016, which resulted in an average interest rate on new loans originated during 2016 that is 156 basis points lower than the average interest rate on loans that were paid off during the year.

Other interest income for the year ended December 31, 2016 totaled $482 thousand, representing a decrease of $92 thousand, or 16%, from $574 thousand of other interest income for the same period in 2015. The decrease in other interest income was primarily due to a decrease of $129 thousand in dividends on FHLB stock, primarily reflecting a lower special dividend received during 2016 and a lower average balance in the Bank's investment in FHLB stock during 2016. This decrease was partially offset by an increase of $37 thousand in interest income on cash and cash equivalents, primarily reflecting a higher average interest rate on cash and cash equivalents during 2016.

Interest expense on deposits for the year ended December 31, 2016 totaled $2.2 million, representing an increase of $270 thousand, or 14%, from the $1.9 million of interest expense on deposits for the same period in 2015. The increase in interest expense on deposits was primarily due to an increase of $32.0 million in the average balance of deposits to $272.3 million for 2016 from $240.3 million for 2015. The increase in the average balance of deposits primarily reflected growth in money market and CD accounts.

Interest expense on borrowings for the year ended December 31, 2016 totaled $1.7 million, representing a decrease of $257 thousand, or 13%, from the $2.0 million of interest expense on borrowings for the same period in 2015. The decrease in interest expense on borrowings was primarily due to a decrease of $8.9 million in the average balance of FHLB advances, which decreased interest expense by $193 thousand. Additionally, the average cost of FHLB advances decreased by 11 basis points and reduced interest expense by $85 thousand during 2016. The decrease in interest expense on FHLB advances was partially offset by an increase of $21 thousand in interest expense on Debentures, primarily due to increases in LIBOR rates.

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

	For the year ended December 31,
	2016				2015
(Dollars in Thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$5,946	$21		0.35%	$3,005	$9		0.30%
Federal Funds sold and other short-term investments	29,107	147		0.51%	49,895	122		0.24%
Securities	14,578	323		2.22%	15,554	351		2.26%
Loans receivable (1)	341,324	14,485	(2)	4.24%	291,743	14,230	(3)	4.88%
FHLB stock	2,573	314		12.20%	3,271	443		13.54%

Total interest-earning assets	393,528	$15,290		3.89%	363,468	$15,155		4.17%

Non-interest-earning assets	9,113				7,095

Total assets	$402,641				$370,563

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$27,399	$158		0.58%	$21,917	$110		0.50%
Passbook deposits	36,611	117		0.32%	36,252	115		0.32%
NOW and other demand deposits	29,959	20		0.07%	28,813	21		0.07%
Certificate accounts	178,292	1,885		1.06%	153,291	1,664		1.09%

Total deposits	272,261	2,180		0.80%	240,273	1,910		0.79%
FHLB advances	71,940	1,530		2.13%	80,875	1,808		2.24%
Junior subordinated debentures	5,100	167		3.27%	5,100	146		2.86%

Total interest-bearing liabilities	349,301	$3,877		1.11%	326,248	$3,864		1.18%

Non-interest-bearing liabilities	6,405				4,692
Stockholders' Equity	46,935				39,623

Total liabilities and stockholders' equity	$402,641				$370,563

Net interest rate spread (4)		$11,413		2.78%		$11,291		2.99%

Net interest rate margin (5)				2.90%				3.11%
Ratio of interest-earning assets to interest-bearing liabilities				112.66%				111.41%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)
Includes non-accrual interest of $493 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $290 thousand for the year ended December 31, 2016.
(3)
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

	Year ended December 31, 2016 Compared to Year ended December 31, 2015			Year ended December 31, 2015 Compared to Year ended December 31, 2014
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$10	$2	$12	$-	$(4)	$(4)
Federal funds sold and other short term investments	(66)	91	25	50	3	53
Securities	(22)	(6)	(28)	1	(20)	(19)
Loans receivable, net	2,240	(1,985)	255	829	(1,593)	(764)
FHLB stock	(88)	(41)	(129)	(42)	202	160

Total interest-earning assets	2,074	(1,939)	135	838	(1,412)	(574)

Interest-bearing liabilities:
Money market deposits	30	18	48	28	22	50
Passbook deposits	1	1	2	(2)	(2)	(4)
NOW and other demand deposits	1	(2)	(1)	(2)	(3)	(5)
Certificate accounts	265	(44)	221	251	(108)	143

Total deposits	297	(27)	270	275	(91)	184
FHLB advances	(193)	(85)	(278)	13	(167)	(154)
Junior subordinated debentures	-	21	21	(20)	(14)	(34)

Total interest-bearing liabilities	104	(91)	13	268	(272)	(4)

Change in net interest income	$1,970	$(1,848)	$122	$570	$(1,140)	$(570)

Loan Loss Provision Recapture

For the year ended December 31, 2016, we recorded a loan loss provision recapture of $550 thousand compared to $3.7 million for the year ended December 31, 2015. The loan loss provision recapture during 2016 resulted from a decrease in ALLL requirements resulting from the continued improvement in the overall credit quality of our loan portfolio and from loan repayments, which was partially offset by an increase in the ALLL requirements on loans originated during 2016. The loan loss provision recapture during 2015 was primarily due to the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in our problem loans and in the balances of certain loan classes that we believe bear higher risk, such as church and commercial real estate loans. See "Allowance for Loan Losses" for additional information.

Non-Interest Income

For the year ended December 31, 2016, non-interest income totaled $1.0 million, compared to $2.9 million for the same period in 2015. The decrease of $1.9 million in non-interest income was primarily because there were no loan sales during 2016, whereas during 2015, we recorded a gain on sale of loans of $1.8 million from the sale of $164.1 million in loans during 2015. Additionally, the grant received from the U.S. Treasury's Community Development Financial Institutions (CDFI) Fund in 2016 was lower by $90 thousand than the amount received in 2015.

Non-Interest Expense

For the year ended December 31, 2016, non-interest expense totaled $11.8 million, compared to $13.4 million for the same period in 2015. The decrease of $1.6 million in non-interest expense was primarily due to a decrease of $1.1 million in compensation and benefits expense, as the fourth quarter of 2015 included a special accrual of $1.2 million for a contribution to the Bank's ESOP. Additionally, FDIC assessments decreased by $275 thousand and other expense, including OCC assessments, appraisal costs, foreclosed property costs and provisions for unfunded commitments, decreased by $342 thousand in 2016. Information services expense also decreased by $122 thousand, primarily reflecting lower core processing expense, resulting from a renegotiated contract, and lower item processing expense. Partially offsetting these decreases in non-interest expense was an increase of $277 thousand in professional services expense for the year 2016 compared to the same period in 2015, primarily resulting from higher legal and consulting fees in connection with the repurchase of shares from the U.S. Treasury.

Income Taxes

We recorded an income tax benefit of $2.2 million for the year ended December 31, 2016 compared to income tax benefit of $4.6 million for the year ended December 31, 2015. The income tax benefits for 2016 and 2015 reflected the reversals of the valuation allowance on deferred tax assets based on an analysis of the potential for utilization of the net operating losses included in the deferred tax assets. A portion of the net operating loss carryforwards were used to offset current taxable income in 2016 and 2015. As of December 31, 2016, we had no valuation allowance on our deferred tax assets, which totaled $6.9 million, and included federal and California net operating loss carryforwards of $11.3 million and $28.6 million, respectively. See Note 1 "Summary of Significant Accounting Policies" and Note 10 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 and has determined that the Company did not undergo an ownership change during 2016 or 2015 and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2016 and 2015

Total Assets

Total assets were $429.1 million at December 31, 2016, which represented an increase of $26.2 million, or 6%, from total assets of $402.9 million at December 31, 2015. During 2016, we increased net loans receivable by $75.3 million, which was funded with $49.4 million in cash and cash equivalents, an increase of $14.8 million in deposits, and an increase of $13.0 million in FHLB advances, as we grew our multi-family residential loan portfolio to improve net interest income.

Loans Receivable

Our gross loan portfolio increased by $75.1 million to $384.1 million at December 31, 2016, from $309.0 million at December 31, 2015. The increase in our loan portfolio during 2016 primarily consisted of an increase of $111.8 million in our multi-family residential real estate loan portfolio, a decrease of $26.3 million in our single family residential real estate loan portfolio, a decrease of $8.5 million in our church loan portfolio, a decrease of $2.5 million in our commercial real estate loan portfolio and an increase of $484 thousand in our construction loan portfolio. At December 31, 2016, 60.3% of our loan portfolio consisted of multi-family loans, 27.4% consisted of single family residential loans, 9.7% consisted of church loans, and 2.6% consisted of commercial and other loans. In comparison, at December 31, 2015, 38.7% of the our loan portfolio consisted of multi-family loans, 42.6% consisted of single family residential loans, 14.8% consisted of church loans, and 3.9% consisted of commercial real estate loans.

For the year ended December 31, 2016, loans originated for investment totaled $138.4 million, including origination costs of $749 thousand, compared to loans originated for investment of $55.3 million (excluding $57.7 million of multi-family loans allocated to held for sale), including origination costs of $416 thousand, for the year ended December 31, 2015. We did not purchase any loans during 2016, but purchased $100.2 million, including purchase premiums of $498 thousand, in single family loans in November of 2015. Loan repayments totaled $63.4 million for the year ended December 31, 2016, compared to $41.7 million for the year ended December 31, 2015. There were no loan sales during 2016, compared to $164.1 million in sales during 2015.

There were loan charge-offs or loans transferred to REO during 2016. Gross loan charge-offs during 2015 totaled $89 thousand and loans transferred to REO totaled $1.2 million.

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

Our ALLL decreased to $4.6 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2016, from $4.8 million, or 1.56% of our gross loans receivable held for investment, at December 31, 2015, primarily reflecting loan loss provision recaptures of $550 thousand, which were partially offset by recoveries of $325 thousand. Our loan portfolio as of December 31, 2016 included $82.3 million of loans that were purchased in November 2015, for which there was no assigned allowance for loan losses. We purchased these loans at fair value and we have not identified any deterioration of credit quality in these loans since purchase. The reduction in ALLL at December 31, 2016 compared to December 31, 2015, and the loan loss provision recaptures during 2016, reflect the results of our quarterly reviews of the adequacy of the ALLL. We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

Our loan delinquencies and non-performing loans ("NPLs") are at their lowest levels since December 2009. We had total delinquencies of $1.4 million at December 31, 2016 and 2015. NPLs consist of delinquent loans that are

90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2016, NPLs totaled $2.9 million, compared to $4.2 million at December 31, 2015. The decrease of $1.3 million in NPLs was primarily due to payoffs of $1.3 million and repayments of $406 thousand, which were partially offset by the placement of a church loan for $463 thousand into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2015, all of our NPLs were current in their payments. Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 156.35% at December 31, 2016 from 114.22% at December 31, 2015.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There were no loan charge-offs during 2016 compared to $89 thousand during 2015. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 47% of estimated fair value less estimated selling costs as of December 31, 2016.

Recoveries during the 2016 and 2015 totaled $325 thousand and $152 thousand, respectively. Recoveries during 2016 primarily resulted from the payoffs of five non-accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2016 were $11.9 million, compared to $15.8 million at December 31, 2015. Specific reserves for impaired loans were $656 thousand, or 5.51% of the aggregate impaired loan amount at December 31, 2016, compared to $995 thousand, or 6.30%, at December 31, 2015. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) decreased to 1.06% at December 31, 2016, from 1.31% at December 31, 2015. The decrease in our coverage ratio reflects a decline in our historical charge-offs and the continued improvement in our asset credit quality.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2016, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $14.8 million to $287.4 million at December 31, 2016 from $272.6 million at December 31, 2015. Core deposits (NOW, demand, money market and passbook accounts) increased by $9.8 million during 2016 and represented 35% and 33% of total deposits at December 31, 2016 and December 31, 2015, respectively. The increase in core deposits during 2016 was primarily due to a new VIP money market product. During 2016, CDs increased by $5.0 million and represented 65% and 67% of total deposits at December 31, 2016 and December 31, 2015, respectively. The increase in CDs during 2016 was primarily due to an increase of $28.6 million in CDARS accounts, which was partially offset by a decrease of $19.2 million in retail CDs, of which $10.0 million was from one ongoing deposit relationship, and $4.4 million was from maturities of QwickRate CDs.

One customer relationship accounted for approximately 11% of our deposits at December 31, 2016. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at December 31, 2016 consisted of advances to the Bank from the FHLB of $85.0 million, and subordinated debentures issued by the Company of $5.1 million, compared to advances from the FHLB of $72.0 million and subordinated debentures of $5.1 million at December 31, 2015. During 2016, the Bank borrowed $13.0 million from the FHLB to fund loan growth.

The weighted average cost of FHLB advances decreased 21 basis points from 2.15% at December 31, 2015 to 1.94% at December 31, 2015 primarily due to maturities of $7.0 million of FHLB advances with an average interest rate of 1.35% and new advances totaling $20.0 million with an average interest rate of 0.94%.

Stockholders' Equity

Stockholders' equity was $45.5 million, or 10.61% of the Company's total assets, at December 31, 2016, compared to $46.2 million, or 11.46% of the Company's total assets, at December 31, 2015. During the fourth quarter of 2016, the Company repurchased 2,513,835 voting shares, at a price of $1.59 per share, from the U.S. Treasury and two other stockholders in a privately negotiated transaction for a total cost of $4.0 million, and made a loan of $1.2 million to the Bank's ESOP. The Company financed these purchases with a dividend of $4.0 million received from the Bank, and proceeds of $1.2 million from a private placement of 737,861 shares of non-voting common stock. As a result of completing these transactions, the number of outstanding shares decreased to 27,421,217 shares at December 31, 2016, from 29,076,708 shares at December 31, 2015.

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $39.0 million at December 31, 2016.

The Bank's primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31, 2016 consisted of $18.4 million in cash and cash equivalents and $12.6 million in securities available-for-sale that were not pledged, compared to $67.8 million in cash and cash equivalents and $13.4 million in securities available-for-sale that were not pledged at December 31, 2015. The high level of liquid assets as of December 31, 2015 primarily reflected cash from new deposits gathered near the end of the year. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividend received from the Bank in December 2016. The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $930 thousand and $14.2 million during the years ended December 31, 2016 and 2015, respectively. Net cash inflows from operating activities during 2016 were primarily attributable to interest payments received on loans and securities. The decrease during 2016 compared to 2015 was due to the fact that there was no loan sale activity during 2016.

The Company recorded consolidated net cash outflows from investing activities of $74.1 million and $7.9 million during the years ended December 31, 2016 and 2015, respectively. Net cash outflows from investing activities during 2016 were primarily attributable to originations of multi-family loans for the Bank's loan portfolio.

The Company recorded consolidated net cash inflows from financing activities of $23.8 million and $40.7 million during the years ended December 31, 2016 and 2015, respectively. Net cash inflows from financing activities during 2016 were primarily attributable to the increase in deposits, advances from the FHLB and proceeds from issuance of common stock. These inflows were partially offset by the repurchase of shares from the U.S. Treasury and loan to the Bank's ESOP.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2016.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$160,332	$23,173	$2,577	$264	$186,346
FHLB advances	49,500	35,500	-	-	85,000
Subordinated debentures	-	765	2,040	2,295	5,100
Commitments to originate loans	3,808	-	-	-	3,808
Commitments to fund unused lines of credit	516	-	-	258	774
Operating lease obligations	458	966	661	-	2,085

Total contractual obligations	$214,614	$60,404	$5,278	$2,817	$283,113

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that as of December 31, 2016, no valuation allowance was required on its deferred tax assets, which totaled $6.9 million. The Company recorded a valuation allowance of $2.5 million and reported $4.6 million in net deferred tax assets as of December 31, 2015. See Note 10 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2016, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2016.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer)	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Los Angeles, CA March 27, 2017	Los Angeles, CA March 27, 2017

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2017 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016)
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10-K filed by the Registrant on March 28, 2016)
10.2	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10-Q filed by Registrant on August 12, 2016)
10.3
Amended Form of Stock Option Agreement for stock options granted pursuant to Amended and Restated Broadway Financial Corporation 2008 Long-Term Incentive Plan (Exhibit 10.1 to Form 10-Q filed by Registrant on August 12, 2016)
10.4
Award Agreement, dated March 30, 2016, for restricted stock granted to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2008 Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q filed by Registrant on August 12, 2016)
10.5	Deferred Compensation Plan (Exhibit 10.14 to Registration Statement on Form S-1 filed by Registrant on November 20, 2013)
10.6
Salary Continuation Agreement between Broadway Federal Bank and former Chief Executive Officer Paul C. Hudson (Exhibit 10.15 to Registration Statement on Form S-1 filed by Registrant on November 20, 2013)
10.7
Securities Purchase Agreement, dated as of December 21, 2016, entered into among United States Treasury Department, Registrant, First Republic Bank and Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan
10.8	Stock Purchase Agreement, dated as of December 21, 2016, entered into between First Republic Bank and Registrant
10.9	Exchange Agreement, dated as December 21, 2016, entered into between CJA Private Financial Restructuring Master Fund I L.P. and Registrant
10.10	Stock Purchase Agreement, dated as of December 21, 2016, entered into between Bank of Hope and Registrant
10.11	Stock Purchase and Exchange Agreement, dated as of December 21, 2016, entered into between National Community Investment Fund and Registrant
10.12
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Nicholas L. Saakvitne, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016
21.1	List of Subsidiaries (Exhibit 21.1 to Registration Statement on Form S-1 filed by Registrant on November 20, 2013)

Exhibit Number*
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certification of Chief Executive Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
99.5	Certification of Chief Financial Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 27, 2017
/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 22, 2017
/s/ Virgil P. Roberts Virgil P. Roberts Chairman of the Board	Date: March 22, 2017
Kellogg Chan Director
/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 22, 2017
/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 22, 2017
/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 22, 2017
/s/ Dutch C. Ross III Dutch C. Ross III Director	Date: March 22, 2017
/s/ Erin Selleck Erin Selleck Director	Date: March 22, 2017

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Broadway Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadway Financial Corporation and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2017

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2016	December 31, 2015
	(In thousands, except share and per share)
Assets
Cash and due from banks	$1,516	$2,580
Interest-bearing deposits in other banks	16,914	65,259

Cash and cash equivalents	18,430	67,839
Securities available-for-sale, at fair value	13,202	14,140
Loans receivable held for investment, net of allowance of $4,603 and $4,828	379,454	304,171
Accrued interest receivable	1,178	1,077
Federal Home Loan Bank (FHLB) stock	2,573	2,573
Office properties and equipment, net	2,479	2,570
Real estate owned (REO)	-	360
Bank owned life insurance	2,940	2,882
Investment in affordable housing limited partnership	732	925
Deferred tax assets, net	6,907	4,594
Other assets	1,188	1,781

Total assets	$429,083	$402,912

Liabilities and stockholders' equity
Liabilities:
Deposits	$287,427	$272,614
FHLB advances	85,000	72,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	828	663
Accrued expenses and other liabilities	5,202	6,372

Total liabilities	383,557	356,749

Commitments and Contingencies (Notes 5 and 14)
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2016 and December 31, 2015; issued 21,282,647 shares at December 31, 2016 and 21,509,179 shares at December 31, 2015; outstanding 18,664,821 shares at December 31, 2016 and 21,405,188 shares at December 31, 2015	212	215
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding 8,756,396 shares at December 31, 2016 and 7,671,520 shares at December 31, 2015	87	77
Additional paid-in capital	45,819	44,669
Retained earnings	6,013	2,533
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,176)	-
Accumulated other comprehensive income (loss)	(103)	(2)
Treasury stock-at cost, 2,617,826 shares at December 31, 2016 and 103,991 shares at December 31, 2015	(5,326)	(1,329)

Total stockholders' equity	45,526	46,163

Total liabilities and stockholders' equity	$429,083	$402,912

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2016	2015
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$14,485	$14,230
Interest on mortgage-backed securities and other securities	323	351
Other interest income	482	574

Total interest income	15,290	15,155

Interest Expense:
Interest on deposits	2,180	1,910
Interest on borrowings	1,697	1,954

Total interest expense	3,877	3,864

Net interest income before loan loss provision recapture	11,413	11,291
Loan loss provision recapture	550	3,700

Net interest income after loan loss provision recapture	11,963	14,991

Non-Interest Income:
Service charges	489	453
Net gain on sales of loans	-	1,751
CDFI grant	265	355
Other	290	349

Total non-interest income	1,044	2,908

Non-Interest Expense:
Compensation and benefits	7,025	8,105
Occupancy expense	1,196	1,208
Information services	758	880
Professional services	1,154	877
FDIC assessments	154	429
Office services and supplies	289	299
Corporate insurance	234	319
Other	942	1,284

Total non-interest expense	11,752	13,401

Income before income taxes	1,255	4,498
Income tax benefit	2,225	4,574

Net income	$3,480	$9,072

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(178)	$(167)
Income tax	77	-

Other comprehensive loss, net of tax	(101)	(167)

Comprehensive income	$3,379	$8,905

Earnings per common share – basic	$0.12	$0.31

Earnings per common share – diluted	$0.12	$0.31

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned ESOP shares	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2014	29,180,699	$292	$44,669	$(6,539)	$-	$165	$(1,329)	$37,258
Net income	-	-	-	9,072	-	-	-	9,072
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(167)	-	(167)

Balance at December 31, 2015	29,180,699	292	44,669	2,533	-	(2)	(1,329)	46,163
Net income	-	-	-	3,480	-	-	-	3,480
Common stock issued	737,861	7	1,118	-	-	-	-	1,125
Restricted stock award	120,483	-	-	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(3,997)	(3,997)
Unearned ESOP shares	-	-	-	-	(1,176)	-	-	(1,176)
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(101)	-	(101)
Stock-based compensation expense	-	-	32	-	-	-	-	32

Balance at December 31, 2016	30,039,043	$299	$45,819	$6,013	$(1,176)	$(103)	$(5,326)	$45,526

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$3,480	$9,072
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision recaptures	(550)	(3,700)
Depreciation	251	238
Net amortization of deferred loan origination costs	301	294
Net amortization of premiums on mortgage-backed securities	52	51
Amortization of investment in affordable housing limited partnership	193	192
Stock-based compensation expense	32	-
Earnings on bank owned life insurance	(58)	(61)
Originations of for-sale loans receivable	-	(57,655)
Proceeds from for-sale loans receivable	-	68,592
Net gains on sales of loans	-	(1,751)
Net (gains) losses on sales of REOs	(22)	45
Deferred income tax benefit	(2,236)	(4,594)
Net change in accrued interest receivable	(101)	139
Net change in other assets	593	906
Net change in advance payments by borrowers for taxes and insurance	165	(418)
Net change in accrued expenses and other liabilities	(1,170)	2,815

Net cash provided by operating activities	930	14,165

Cash flows from investing activities:
Net change in loans receivable held for investment	(75,034)	(15,329)
Purchase of loans receivable held for investment	-	(100,161)
Proceeds from sales of loans receivable transferred to held for sale	-	98,840
Principal repayments on loans receivable transferred to held for sale	-	1,621
Purchase of available-for-sale securities	(2,505)	-
Prepayments and principal payments on available-for-sale securities	3,213	2,717
Proceeds from sales of REO	382	2,879
Redemption of FHLB stock	-	1,869
Purchase of FHLB stock	-	(188)
Additions to office properties and equipment	(160)	(111)

Net cash used in investing activities	(74,104)	(7,863)

Cash flows from financing activities:
Net change in deposits	14,813	54,747
Proceeds from FHLB advances	20,000	21,000
Repayments on FHLB advances	(7,000)	(35,000)
Proceeds from issuance of common stock, net of issuance costs	1,125	-
Repurchase of common stock	(3,997)	-
Loan to ESOP	(1,176)	-

Net cash provided by financing activities	23,765	40,747

Net change in cash and cash equivalents	(49,409)	47,049
Cash and cash equivalents at beginning of the year	67,839	20,790

Cash and cash equivalents at end of the year	$18,430	$67,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,774	$3,881
Cash paid for income taxes	11	27
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$-	$1,202
Transfers of loans receivable held for investment to loans receivable held for sale	-	90,166

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2016, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Flows

Cash and cash equivalents include cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2016. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.

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

December 31, 2016 and 2015

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in real estate loans that are secured by properties located in Southern California and many of the borrowers reside in Southern California. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy and real estate market in the Southern California area.

The Company has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of December 31, 2016. The Company expects to maintain this relationship with the customer for the near term.

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

Purchased loans are initially recorded at fair value with no allowance for loan losses, as an element of credit loss is inherent in the fair value. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments. No loans were purchased during 2016.

In December 2015, the Company purchased $99.7 million of single family loans at a premium. For these purchased loans, the Company did not incur any provisions for loan losses during the years ended December 31, 2016, and 2015. The Company determined that it was probable at acquisition that all contractually required payments would be collected. The Company may recognize provisions for loan losses in the future should there be deterioration in these loans.

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

December 31, 2016 and 2015

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

Single Family – Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact on borrowers' ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Multi-Family – Subject to adverse various market conditions that cause a decrease in market value or lease rates; change in personal funding sources for tenants; oversupply of units in a specific region; a shift in population; reputational risks.

Commercial Real Estate – Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates; decreases in the value of underlying collateral.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Church – Subject to adverse economic and employment conditions leading to reduced cash flows from members' donations and offerings; the stability, quality and popularity of church leadership.

Construction – Subject to adverse conditions in the local economy which may lead to reduced demand for new commercial, multi-family or single family buildings or reduced lease or sale opportunities once the building is complete.

Commercial – Subject to industry and economic conditions including decreases in product demand.

Consumer – Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

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

December 31, 2016 and 2015

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

Earnings Per Common Share

Basic earnings per common share is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

December 31, 2016 and 2015

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2016 and 2015, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders' equity.

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 replaced existing revenue recognition guidance for contracts to provide goods or services to customers. The new guidance clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company's revenue is mainly comprised of net interest income from financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The Company continues to evaluate the impact of ASU 2014-09 on our noninterest income and on our presentation and disclosures. The Company's implementation efforts include the identification of revenue within the scope of ASU 2014-09 and the review is on-going.

In January 2016, the FASB issued ASU 2016-1, "Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-1 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases, as defined) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company expects a gross-up of its Consolidated Statements of Condition as a result of recognizing lease liabilities and right of use assets. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statements of Income and Comprehensive Income.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the related financial assets. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. While the Company is still evaluating the impact on its consolidated financial statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses will increase to provide for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; and 2) an allowance may be established for estimated credit losses on available-for-sale debt securities. The amount of increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. The Company has began its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 provides guidance on the classification of certain cash receipts and payments on the consolidated statement of cash flows in order to reduce diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, where the guidance should be applied using a retrospective transition method to each period presented. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016:
Residential mortgage-backed	$11,022	$192	$-	$11,214
U.S. Government and federal agency	1,960	28	-	1,988

Total available-for-sale securities	$12,982	$220	$-	$13,202

December 31, 2015:
Residential mortgage-backed	$11,796	$371	$-	$12,167
U.S. Government and federal agency	1,946	27	-	1,973

Total available-for-sale securities	$13,742	$398	$-	$14,140

At December 31, 2016, the Bank had one U.S. Government and federal agency security with an amortized cost of $2.0 million, an estimated fair value of $2.0 million and a contractual maturity of October 2, 2019. At December 31, 2016, the Bank had 24 residential mortgage-backed securities with an amortized cost of $11.0 million, an estimated fair value of $11.2 million and an estimated average remaining life of 4.5 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2016 and 2015, securities pledged to secure public deposits had a carrying amount of $629 thousand and $719 thousand, respectively. At December 31, 2016 and 2015, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the years ended December 31, 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Note 3 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2016		December 31, 2015
	(In thousands)
Real estate:
Single family	$104,807	(1)	$130,891	(2)
Multi-family	229,566		118,616
Commercial real estate	8,914		11,442
Church	37,826		46,390
Construction	837		343
Commercial – other	308		270
Consumer	6		4

Gross loans receivable before deferred loan costs and premiums	382,264		307,956
Unamortized net deferred loan costs and premiums	1,793		1,043

Gross loans receivable	384,057		308,999
Allowance for loan losses	(4,603)		(4,828)

Loans receivable, net	$379,454		$304,171

(1)
Includes $81.9 million and $99.5 million of non-impaired purchased loans at December 31, 2016 and 2015, respectively, with no allowance for loan losses.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(277)	1,001	(502)	(768)	5	(9)	-	(550)
Recoveries	47	-	248	22	-	8	-	325
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

	For the year ended December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$1,174	$2,726	$496	$4,047	$7	$12	$3	$8,465
Provision for (recapture of) loan losses	(702)	(1,068)	(27)	(1,902)	(4)	6	(3)	(3,700)
Recoveries	129	-	-	23	-	-	-	152
Loans charged off	(4)	-	-	(85)	-	-	-	(89)

Ending balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$-	$-	$516	$-	$15	$-	$656
Collectively evaluated for impairment	242	2,659	215	821	8	2	-	3,947

Total ending allowance balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603

Loans:
Loans individually evaluated for impairment	$644	$642	$-	$10,545	$-	$66	$-	$11,897
Loans collectively evaluated for impairment	104,688	230,798	8,921	26,678	827	242	6	372,160

Total ending loans balance	$105,332	$231,440	$8,921	$37,223	$827	$308	$6	$384,057

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

	December 31, 2015
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134	$1	$88	$756	$-	$16	$-	$995
Collectively evaluated for impairment	463	1,657	381	1,327	3	2	-	3,833

Total ending allowance balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828

Loans:
Loans individually evaluated for impairment	$963	$1,440	$1,924	$11,390	$-	$67	$-	$15,784
Loans collectively evaluated for impairment	130,632	118,186	9,488	34,359	343	203	4	293,215

Total ending loans balance	$131,595	$119,626	$11,412	$45,749	$343	$270	$4	$308,999

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$-	$-	$-	$877	$302	$-
Multi-family	642	642	-	912	779	-
Commercial real estate	-	-	-	636	259	-
Church	5,946	3,589	-	5,615	3,542	-
With an allowance recorded:
Single family	644	644	125	662	661	134
Multi-family	-	-	-	661	661	1
Commercial real estate	-	-	-	1,702	1,665	88
Church	7,330	6,956	516	8,245	7,848	756
Commercial – other	66	66	15	67	67	16

Total	$14,628	$11,897	$656	$19,377	$15,784	$995

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated.

	For the year ended December 31, 2016		For the year ended December 31, 2015
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$824	$253	$1,260	$140
Multi-family	916	155	1,912	136
Commercial real estate	983	271	3,162	275
Church	10,880	489	13,630	614
Commercial – other	66	5	79	6

Total	$13,669	$1,173	$20,043	$1,171

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $69 thousand and $708 thousand for the years ended December 31, 2016 and 2015, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$64	$-	$64	$105,268
Multi-family	-	-	-	-	231,440
Commercial real estate	1,324	-	-	1,324	7,597
Church	-	-	-	-	37,223
Construction	-	-	-	-	827
Commercial – other	-	-	-	-	308
Consumer	-	-	-	-	6

Total	$1,324	$64	$-	$1,388	$382,669

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$103	$-	$-	$103	$131,492
Multi-family	291	-	-	291	119,335
Commercial real estate	-	-	-	-	11,412
Church	595	-	456	1,051	44,698
Construction	-	-	-	-	343
Commercial – other	-	-	-	-	270
Consumer	-	-	-	-	4

Total	$989	$-	$456	$1,445	$307,554

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Loans receivable held for investment:
Single family	$-	$302
Multi-family	-	779
Commercial real estate	-	259
Church	2,944	2,887

Total non-accrual loans	$2,944	$4,227

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2016 or December 31, 2015.

Troubled Debt Restructurings

At December 31, 2016, loans classified as troubled debt restructurings ("TDRs") totaled $11.5 million, of which $2.5 million were included in non-accrual loans and $9.0 million were on accrual status. At December 31, 2015, loans classified as TDRs totaled $15.3 million, of which $3.8 million were included in non-accrual loans and $11.5 million were on accrual status. The Company has allocated $656 thousand and $995 thousand of specific reserves for accruing TDRs as of December 31, 2016 and December 31, 2015, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2016 and December 31,

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

2015, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years December 31, 2016 and 2015.

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

  ■
  Watch. Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors. Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists but correction is anticipated within an acceptable time frame.

  ■
  Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

  ■
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

  ■
  Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

  ■
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

December 31, 2016 and 2015

past due and are generally performing in accordance with the loan terms. Based on the most recent analysis performed, the risk categories of loans by loan type as of the periods indicated were as follows:

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$105,332	$-	$-	$-	$-	$-
Multi-family	228,522	1,274	342	1,302	-	-
Commercial real estate	6,965	-	-	1,956	-	-
Church	27,560	1,143	823	7,697	-	-
Construction	827	-	-	-	-	-
Commercial – other	242	-	-	66	-	-
Consumer	6	-	-	-	-	-

Total	$369,454	$2,417	$1,165	$11,021	$-	$-

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$128,736	$-	$2,557	$302	$-	$-
Multi-family	117,602	-	352	1,672	-	-
Commercial real estate	7,509	-	-	3,903	-	-
Church	35,013	776	1,431	8,529	-	-
Construction	343	-	-	-	-	-
Commercial – other	203	-	-	67	-	-
Consumer	4	-	-	-	-	-

Total	$289,410	$776	$4,340	$14,473	$-	$-

Note 4 – Fair Value

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

December 31, 2016 and 2015

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$-	$11,214	$-	$11,214
Securities available-for-sale – U.S. Government and federal agency	1,988	-	-	1,988

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale – residential mortgage-backed	$-	$12,167	$-	$12,167
Securities available-for-sale – U.S. Government and federal agency	1,973	-	-	1,973

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2016 and 2015.

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

	December 31, 2016	December 31, 2015
	(In thousands)
Impaired loans carried at fair value of collateral	$1,744	$2,557
Real estate owned	-	360

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2016 and 2015.

	For the year ended December 31,
	2016	2015
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$38
Real estate owned	-	45

Total	$-	$83

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–2% to 0%	–1%

	December 31, 2015
	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–12% to 13%	1%
Real estate owned	Third Party Appraisals	Adjustment for differences between the comparable sales	–11%	–11%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at December 31, 2016
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,430	$18,430	$-	$-	$18,430
Securities available-for-sale	13,202	1,988	11,214	-	13,202
Loans receivable held for investment	379,454	-	-	382,717	382,717
Accrued interest receivable	1,178	64	29	1,085	1,178
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$287,427	$-	$278,254	$-	$278,254
Federal Home Loan Bank advances	85,000	-	85,748	-	85,748
Junior subordinated debentures	5,100	-	-	4,414	4,414
Accrued interest payable	154	-	147	7	154

		Fair Value Measurements at December 31, 2015
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,839	$67,839	$-	$-	$67,839
Securities available-for-sale	14,140	1,973	12,167	-	14,140
Loans receivable held for investment	304,171	-	-	306,643	306,643
Accrued interest receivable	1,077	63	31	983	1,077
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$272,614	$-	$265,495	$-	$265,495
Federal Home Loan Bank advances	72,000	-	73,441	-	73,441
Junior subordinated debentures	5,100	-	-	3,117	3,117
Accrued interest payable	52	-	46	6	52

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

December 31, 2016 and 2015

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

Note 5 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2016	2015
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,114	3,254
Furniture, fixtures and equipment	1,805	1,743

	5,491	5,569
Less accumulated depreciation	(3,012)	(2,999)

Office properties and equipment, net	$2,479	$2,570

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Depreciation expense was $251 thousand and $238 thousand for the years 2016 and 2015, respectively.

At December 31, 2016, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $566 thousand for 2016 and $559 thousand for 2015.

Minimum noncancelable lease commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2017	$424	$34	$458
2018	467	17	484
2019	482	-	482
2020	494	-	494
2021	167	-	167
Thereafter	-	-	-

Total	$2,034	$51	$2,085

Note 6 – Deposits

Deposits are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
NOW account and other demand deposits	$10,743	$10,630
Non-interest bearing demand deposits	20,040	19,428
Money market deposits	32,462	25,788
Passbook	37,836	35,390
Certificates of deposit	186,346	181,378

Total	$287,427	$272,614

Brokered deposits totaled $28.6 million at December 31, 2016, primarily from a deposit placement service called Certificate of Deposit Account Registry Service ("CDARS") that allows banks to place its customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. There were no brokered deposits at December 31, 2015. Certificates of deposit of $250 thousand or more were $53.5 million and $66.5 million at year end 2016 and 2015.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2017	$160,332
2018	20,383
2019	2,790
2020	1,298
2021	1,279
Thereafter	264

$186,346

Deposits from principal officers, directors, and their affiliates totaled $1.7 million and $1.8 million at December 31, 2016 and 2015, respectively.

Note 7 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated.

	At or For the Year Ended
	2016	2015
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$71,940	$80,875
Maximum amount outstanding at any month-end during the year	$85,000	$84,500
Balance outstanding at end of year	$85,000	$72,000
Weighted average interest rate at end of year	1.94%	2.15%
Average cost of advances during the year	2.13%	2.24%
Weighted average maturity (in months)	13	24

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $161.1 million and $135.2 million of first mortgage loans at year-end 2016 and 2015, respectively, under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of 30% of total assets, the Company is eligible to borrow up to an additional $39.0 million at year-end 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Required payments over the next five years are as follows:

Amount
(In thousands)
2017	$49,500
2018	27,500
2019	8,000
2020	-
2021	-

$85,000

Note 8 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.53% at December 31, 2016. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

Note 9 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $93 thousand and $46 thousand for 2016 and 2015.

ESOP Plan

Employees participate in an Employee Stock Option Plan ("ESOP") after attaining certain age and service requirements. On December 21, 2016, the ESOP purchased 1,493,679 shares of the Company's common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank's annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $12 thousand for 2016 and $1.3 million for 2015.

Shares held by the ESOP were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Allocated to participants	1,114,683	360,752
Suspense shares	739,748	-

Total ESOP shares	1,854,431	360,752

Fair value of unearned shares	$1,213	$-

At December 31, 2016, the outstanding balance of unallocated shares was $1.2 million, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition. No shares were committed to be released as of December 31, 2016.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its former Chief Executive Officer ("Former CEO") whereby a stipulated amount will be paid to the Former CEO over a period of 15 years beginning on his retirement date in May 2013. Pursuant to the U.S Treasury Troubled Asset Relief Program, the Company is not permitted to make payments under this deferred compensation agreement. The amount accrued under this agreement was $1.2 million at December 31, 2016 and 2015, and was accrued over the period of the Former CEO's active employment. Compensation expense was $46 thousand for 2016 and $104 thousand for 2015.

Note 10 – Income Taxes

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Income tax expense was as follows:

	2016	2015
	(In thousands)
Current
Federal	$-	$-
State	11	20
Deferred
Federal	163	1,238
State	128	505
Change in valuation allowance	(2,527)	(6,337)

Total	$(2,225)	$(4,574)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2016	2015
	(In thousands)
Federal statutory rate times financial statement net income	$427	$1,529
Effect of:
State taxes, net of federal benefit	91	323
Earnings from bank owned life insurance	(24)	(25)
Low income housing credits	(212)	(212)
Change in valuation allowance	(2,527)	(6,337)
Other, net	20	148

Total	$(2,225)	$(4,574)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Year-end deferred tax assets and liabilities were due to the following:

	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$84	$311
Accrued liabilities	218	222
State income taxes	46	51
Deferred compensation	494	475
Stock compensation	156	110
Net operating loss carryforward	5,886	6,141
Non-accrual loan interest	9	14
Partnership investment	175	125
General business credit	1,282	1,091
Alternative minimum tax credit	209	185
Other	37	531

Total deferred tax assets	8,596	9,256

Valuation allowance	-	(2,527)

Deferred tax liabilities:
Deferred loan fees/costs	(1,125)	(1,246)
Real estate owned	-	(15)
Basis difference on fixed assets	(57)	(59)
Net unrealized appreciation on available-for-sale securities	(90)	(164)
FHLB stock dividends	(371)	(574)
Mortgage servicing rights	(13)	(17)
Prepaid expenses	(33)	(60)

Total deferred tax liabilities	(1,689)	(2,135)

Net deferred tax assets	$6,907	$4,594

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that as of December 31, 2016, no valuation allowance was required on its deferred tax assets, which totaled $6.9 million. The Company recorded a valuation allowance of $2.5 million and reported $4.6 million in net deferred tax assets as of December 31, 2015.

As of December 31, 2016, the Company has federal net operating loss carryforwards of $11.3 million and California net operating loss carryforwards of $28.6 million, which begin expiring in 2031 through 2036 and 2029 through 2036, respectively. The Company also has federal general business credits of $1.3 million, expiring beginning in 2030 through 2036, and alternative minimum tax credit carryforwards of $192 thousand, which can be carried forward indefinitely.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total approximately $1.0 million at year end 2016 and 2015. If the Bank were liquidated, or otherwise ceases to be a bank, the $3.0 million tax bad debt reserve may need to be recaptured into taxable income and income tax expense would need to be provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$475	$475
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-

Balance at end of year	$475	$475

The $475 thousand balance at December 31, 2016 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax provision in future periods. The Company expects that the total amount of unrecognized tax benefits may decrease significantly within the next twelve months due to expected settlement with the state taxing authorities. During 2016 and 2015, $4 thousand and $5 thousand were accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2013 through 2016 remain open for the assessment of Federal income tax. With the exception of the issues under protest for the years listed below, California tax years 2012 through 2016 remain open for the assessment of California income tax. The Company is currently under examination by the California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The FTB has proposed adjustments to the Company's California net operating loss carryforwards for items which the Company has established an unrecognized tax benefit. The Company has protested the FTB's adjustments and does not expect that significant additional tax expense will result.

Note 11 – Stock-Based Compensation

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

A summary of the activity in the 2008 LTIP for the years 2016 and 2015 follow:

	2016		2015
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	90,625	$4.95	93,750	$4.94
Granted during the year	450,000	1.62	-	-
Exercised during the year	-	-	-	-
Forfeited or expired during the year	-	-	(3,125)	4.80

Outstanding at end of year	540,625	$2.18	90,625	$4.95

Exercisable at end of year	90,625	$4.95	90,625	$4.95

The Company recorded $32 thousand of stock-based compensation expense related to stock options during 2016. No stock-based compensation expense was recorded for the year 2015. As of December 31, 2016, unrecognized compensation cost related to nonvested stock options granted under the plan was $161 thousand. The cost is expected to be recognized over a period of 4.15 years.

Options outstanding and exercisable at year-end 2016 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 21, 2009	9,375	2.05 years	$4.00		9,375	$4.00
March 18, 2009	75,000	2.21 years	$4.98		75,000	$4.98
January 21, 2010	6,250	3.05 years	$6.00		6,250	$6.00
February 24, 2016	450,000	9.15 years	$1.62		-	-

	540,625	7.99 years	$2.18	$9,000	90,625	$4.95	$-

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer under the 2008 LTIP. Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The expense recognized during 2016 was not significant. As of December 31, 2016, unrecognized compensation cost related to nonvested restricted stock award was $145 thousand.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Note 12 – Stockholders' Equity

On December 21, 2016, the Company repurchased 2,513,835 shares of its voting common stock, at a price of $1.59 per share, from the U.S. Treasury and two other stockholders for a total cost of $4.0 million, and made a loan of $1.2 million to the Bank's ESOP. The Company financed these purchases with a dividend of $4.0 million received from the Bank, and proceeds of $1.2 million from a private placement of 737,861 shares of non-voting common stock. As a result of completing these transactions, the number of outstanding shares decreased to 27,421,217 shares at December 31, 2016, from 29,076,708 shares at December 31, 2015.

Note 13 – Capital and Regulatory Matters

The Bank's capital requirements are administered by the Office of the Comptroller of the Currency ("OCC") and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

The federal banking regulators approved final capital rules ("Basel III Capital Rules") in July 2013 implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules prescribe a standardized approach for calculating risk-weighted assets and revised the definition and calculation of Tier 1 capital and Total capital, and include a new Common Equity Tier 1 capital ("CET1") measure. Under the Basel III Capital Rules, the currently effective minimum capital ratios are:

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

The Basel III Capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized": (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At December 31, 2016 and December 31, 2015, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%
December 31, 2015:
Tier 1 (Leverage)	$46,028	11.56%	$15,923	4.0%	$19,903	5.0%
Common Equity Tier 1	$46,028	19.45%	$10,650	4.5%	$15,383	6.5%
Tier 1	$46,028	19.45%	$14,200	6.0%	$18,933	8.0%
Total Capital	$49,010	20.71%	$18,933	8.0%	$23,667	10.0%

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2016	2015
	(In thousands)
Commitments to make loans	$3,808	$4,322
Unused lines of credit – variable rates	774	297

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2016, loan commitments consisted of three multi-family residential loans with initial five year interest rates ranging from 3.25% to 3.55%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Note 15 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2016	2015
	(In thousands)
Assets
Cash and cash equivalents	$895	$2,016
Investment in bank subsidiary	47,747	49,480
Other assets	2,345	-

Total assets	$50,987	$51,496

Liabilities and stockholders' equity
Junior subordinated debentures	$5,100	$5,100
Accrued expenses and other liabilities	361	233
Stockholders' equity	45,526	46,163

Total liabilities and stockholders' equity	$50,987	$51,496

Condensed Statements of Income
Years ended December 31,

	2016	2015
	(In thousands)
Interest income	$-	$-
Interest expense	(167)	(146)
Other expense	(1,033)	(484)

Loss before income tax and undistributed subsidiary income	(1,200)	(630)
Income tax benefit (expense)	2,344	(1)
Equity in undistributed subsidiary income	2,336	9,703

Net income	$3,480	$9,072

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Condensed Statements of Cash Flows
Years ended December 31,

	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$3,480	$9,072
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed subsidiary income	(2,336)	(9,703)
Change in other assets	(2,345)	-
Change in accrued expenses and other liabilities	128	(233)

Net cash used in operating activities	(1,073)	(864)

Cash flows from investing activities
Dividends from bank subsidiary	4,000	-

Net cash provided by investing activities	4,000	-

Cash flows from financing activities
Net proceeds from issuance of common stock	1,125	-
Repurchase of common stock	(3,997)	-
Loan to ESOP	(1,176)	-

Net cash used in financing activities	(4,048)	-

Net change in cash and cash equivalents	(1,121)	(864)
Beginning cash and cash equivalents	2,016	2,880

Ending cash and cash equivalents	$895	$2,016

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015

Note 16 – Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2016	2015
	(Dollars in thousands, except share and per share)
Net income	$3,480	$9,072
Less net income attributable to participating securities	(3)	-

Income available to common stockholders	$3,477	$9,072

Weighted average common shares outstanding for basic earnings per common share	28,999,327	29,076,708
Add: dilutive effects of assumed exercises of stock options	-	-
Add: dilutive effects of unvested restricted stock awards	99,173	-

Weighted average common shares outstanding for diluted earnings per common share	29,098,500	29,076,708

Earnings per common share – basic	$0.12	$0.31

Earnings per common share – diluted	$0.12	$0.31

Stock options for 540,625 shares and 90,625 shares of common stock for the years ended December 31, 2016 and 2015, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 17 – Subsequent Events

On March 13, 2017, the Company and the Bank entered into a Settlement, Release and Assignment Agreement with Continental Casualty and Company ("Continental") and Columbia Casualty Company ("Columbia"), whereas Columbia will pay the Bank $2.0 million within 30 days after receipt of the signed agreement. Subject to Columbia's payment of the settlement amount, the Company and the Bank acquit and forever discharge Continental and Columbia from any and all claims arising from the Paul Ryan case.