Form 10-Q
period 2017-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2017-05-11
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
(Do not check if a smaller reporting company)

Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [   ]   No [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 4, 2017, 18,694,823 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Cash and due from banks	$2,584	$1,516
Interest-bearing deposits in other banks	24,625	16,914
Cash and cash equivalents	27,209	18,430
Securities available-for-sale, at fair value	12,554	13,202
Loans receivable held for sale, at lower of cost or fair value	33,756	-
Loans receivable held for investment, net of allowance of $4,392 and $4,603, respectively	361,738	379,454
Accrued interest receivable	1,170	1,178
Federal Home Loan Bank (FHLB) stock	2,835	2,573
Office properties and equipment, net	2,494	2,479
Bank owned life insurance	2,953	2,940
Deferred tax assets, net	6,404	6,907
Other assets	3,022	1,920
Total assets	$454,135	$429,083

Liabilities and stockholders’ equity

Liabilities:
Deposits	$296,564	$287,427
FHLB advances	101,000	85,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	501	828
Accrued expenses and other liabilities	4,079	5,202
Total liabilities	407,244	383,557

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2017 and December 31, 2016; issued 21,282,647 shares at March 31, 2017 and December 31, 2016; outstanding 18,664,821 shares at March 31, 2017 and December 31, 2016	213	212
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding 8,756,396 shares at March 31, 2017 and December 31, 2016	87	87
Additional paid-in capital	45,933	45,819
Retained earnings	7,245	6,013
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,154)	(1,176)
Accumulated other comprehensive income (loss)	(107)	(103)
Treasury stock-at cost, 2,617,826 shares at March 31, 2017 and December 31, 2016	(5,326)	(5,326)
Total stockholders’ equity	46,891	45,526
Total liabilities and stockholders’ equity	$454,135	$429,083

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$3,964	$3,429
Interest on mortgage-backed securities and other securities	75	83
Other interest income	98	103
Total interest income	4,137	3,615

Interest Expense:
Interest on deposits	574	517
Interest on borrowings	484	427
Total interest expense	1,058	944

Net interest income before loan loss provision recapture	3,079	2,671
Loan loss provision recapture	350	300
Net interest income after loan loss provision recapture	3,429	2,971

Non-Interest Income:
Service charges	121	126
Gain on sale of loans	27	-
CDFI grant	-	265
Income from litigation settlement	1,183	-
Other	28	152
Total non-interest income	1,359	543

Non-Interest Expense:
Compensation and benefits	1,987	1,903
Occupancy expense	305	293
Information services	200	206
Professional services	174	127
FDIC assessments	43	25
Office services and supplies	72	70
Other	262	255
Total non-interest expense	3,043	2,879

Income before income taxes	1,745	635
Income taxes	513	2
Net income	$1,232	$633

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(6)	$120
Income tax (benefit) expense	(2)	29
Other comprehensive (loss) income, net of tax	(4)	91

Comprehensive income	$1,228	$724

Earnings per common share-basic	$0.05	$0.02
Earnings per common share-diluted	$0.05	$0.02

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Cash flows from operating activities:

Net income	$1,232	$633
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision recapture	(350)	(300)
Depreciation	65	61
Net amortization of deferred loan origination costs	50	61
Net amortization of premiums on mortgage-backed securities	9	9
Amortization of investment in affordable housing limited partnership	49	48
Stock-based compensation expense	137	3
Earnings on bank owned life insurance	(13)	(15)
Originations of for-sale loans receivable	(48,605)	-
Proceeds from sales of loans receivable held for sale	14,876	-
Gain on sale of loans	(27)	-
Net gain on sale of REOs	-	(22)
Net change in deferred taxes	505	-
Net change in accrued interest receivable	8	(14)
Net change in other assets	(1,151)	107
Net change in advance payments by borrowers for taxes and insurance	(327)	(366)
Net change in accrued expenses and other liabilities	(1,123)	(788)
Net cash used in operating activities	(34,665)	(583)

Cash flows from investing activities:

Net change in loans receivable held for investment	18,016	(15,471)
Purchase of available-for-sale securities	-	(1,484)
Prepayments on available-for-sale securities	633	526
Proceeds from sales of REO	-	382
Purchase of FHLB stock	(262)	-
Additions to office properties and equipment	(80)	(13)
Net cash provided by (used in) investing activities	18,307	(16,060)

Cash flows from financing activities:

Net change in deposits	9,137	(15,205)
Proceeds from FHLB advances	26,000	-
Repayments of FHLB advances	(10,000)	-
Net cash provided by (used in) financing activities	25,137	(15,205)

Net change in cash and cash equivalents	8,779	(31,848)
Cash and cash equivalents at beginning of the period	18,430	67,839
Cash and cash equivalents at end of the period	$27,209	$35,991

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,088	$941
Cash paid for income taxes	-	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Some items in the consolidated financial statements for the prior period were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU 2014-09 replaced existing revenue recognition guidance for contracts to provide goods or services to customers.  The new guidance clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP.  Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.  ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis.  Early adoption is permitted for interim and annual periods beginning after December 15, 2016.  The Company’s revenue is mainly comprised of net interest income from financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and to a lesser degree, noninterest income.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company made an election account for forfeitures when they occur.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the related financial assets.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  While the Company is still evaluating the impact on its consolidated financial statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses will increase to provide for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; and 2) an allowance may be established for estimated credit losses on available-for-sale debt securities.  The amount of increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date.  The Company has begun its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”.  ASU 2016-15 provides guidance on the classification of certain cash receipts and payments on the consolidated statement of cash flows in order to reduce diversity in practice.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, where the guidance should be applied using a retrospective transition method to each period presented.  Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE (2) – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.  ESOP shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended March 31,
	2017	2016
	(In thousands, except share and per share)
Net income	$1,232	$633
Less net income attributable to participating securities	(2)	-
Income available to common stockholders	$1,230	$633

Weighted average common shares outstanding for basic earnings per common share	26,616,704	29,076,708
Add: dilutive effects of assumed exercises of stock options	-	-
Add: dilutive effects of unvested restricted stock awards	70,759	-
Weighted average common shares outstanding for diluted earnings per common share	26,687,463	29,076,708
Earnings per common share – basic	$0.05	$0.02
Earnings per common share – diluted	$0.05	$0.02

Stock options for 540,625 shares of common stock for the three months ended March 31, 2017 and 2016 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017:
Residential mortgage-backed	$10,377	$188	$-	$10,565
U.S. Government and federal agency	1,963	26	-	1,989
Total available-for-sale securities	$12,340	$214	$-	$12,554

December 31, 2016:
Residential mortgage-backed	$11,022	$192	$-	$11,214
U.S. Government and federal agency	1,960	28	-	1,988
Total available-for-sale securities	$12,982	$220	$-	$13,202

At March 31, 2017, the Bank had one U.S. Government and federal agency security with an amortized cost and an estimated fair value of $2.0 million and a contractual maturity of October 2, 2019.   At March 31, 2017, the Bank had 24 residential mortgage-backed securities with an amortized cost of $10.4 million, an estimated fair value of $10.6 million and an estimated average remaining life of 4.4 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At March 31, 2017 and December 31, 2016, securities pledged to secure public deposits had a carrying amount of $622 thousand and $629 thousand, respectively.  At March 31, 2017 and December 31, 2016, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2017 and 2016.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2017 totaled $33.8 million and consisted of multi-family loans.  During the three months ended March 31, 2017, multi-family loans originated for sale totaled $48.7 million and sales of multi-family loans totaled $14.8 million.  There were no loans held for sale at December 31, 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Real estate:
Single family (1)	$98,676	$104,807
Multi-family	220,556	229,566
Commercial real estate	7,766	8,914
Church	36,153	37,826
Construction	862	837
Commercial – other	307	308
Consumer	15	6
Gross loans receivable before deferred loan costs and premiums	364,335	382,264
Unamortized net deferred loan costs and premiums	1,795	1,793
Gross loans receivable	366,130	384,057
Allowance for loan losses	(4,392)	(4,603)
Loans receivable, net	$361,738	$379,454

__

(1)              Includes $78.5 million and $81.9 million of non-impaired purchased loans at March 31, 2017 and December 31, 2016, respectively, with no allowance for loan losses.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	(37)	52	(140)	(226)	1	(1)	1	(350)
Recoveries	-	-	-	139	-	-	-	139
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$330	$2,711	$75	$1,250	$9	$16	$1	$4,392

	Three Months Ended March 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(69)	208	(25)	(413)	-	(1)	-	(300)
Recoveries	-	-	-	6	-	-	-	6
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$528	$1,866	$444	$1,676	$3	$17	$-	$4,534

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	March 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$118	$2	$-	$468	$-	$14	$-	$602
Collectively evaluated for impairment	212	2,709	75	782	9	2	1	3,790
Total ending allowance balance	$330	$2,711	$75	$1,250	$9	$16	$1	$4,392
Loans:
Loans individually evaluated for impairment	$640	$638	$1,323	$9,845	$-	$66	$-	$12,512
Loans collectively evaluated for impairment	98,539	221,740	6,449	25,779	855	241	15	353,618
Total ending loans balance	$99,179	$222,378	$7,772	$35,624	$855	$307	$15	$366,130

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$-	$-	$516	$-	$15	$-	$656
Collectively evaluated for impairment	242	2,659	215	821	8	2	-	3,947
Total ending allowance balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Loans:
Loans individually evaluated for impairment	$644	$642	$-	$10,545	$-	$66	$-	$11,897
Loans collectively evaluated for impairment	104,688	230,798	8,921	26,678	827	242	6	372,160
Total ending loans balance	$105,332	$231,440	$8,921	$37,223	$827	$308	$6	$384,057

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$-	$-	$-	$642	$642	$-
Commercial real estate	1,323	1,323	-	-	-	-
Church	6,620	4,226	-	5,946	3,589	-
With an allowance recorded:
Single family	640	640	118	644	644	125
Multi-family	638	638	2	-	-	-
Church	5,780	5,619	468	7,330	6,956	516
Commercial - other	66	66	14	66	66	15
Total	$15,067	$12,512	$602	$14,628	$11,897	$656

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

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$642	$7	$951	$7
Multi-family	640	11	1,206	41
Commercial real estate	331	-	1,933	56
Church	10,471	227	11,191	126
Commercial –other	66	1	67	-
Total	$12,150	$246	$15,348	$230

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the total interest payments that were previously applied to principal, is deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $46 thousand and $119 thousand for the three months ended March 31, 2017 and 2016, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$60	$-	$60	$99,119
Multi-family	-	-	-	-	222,378
Commercial real estate	-	1,323	-	1,323	6,449
Church	412	-	-	412	35,212
Construction	-	-	-	-	855
Commercial - other	-	-	-	-	307
Consumer	-	-	-	-	15
Total	$412	$1,383	$-	$1,795	$364,335

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$64	$-	$64	$105,268
Multi-family	-	-	-	-	231,440
Commercial real estate	1,324	-	-	1,324	7,597
Church	-	-	-	-	37,223
Construction	-	-	-	-	827
Commercial - other	-	-	-	-	308
Consumer	-	-	-	-	6
Total	$1,324	$64	$-	$1,388	$382,669

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Loans receivable held for investment:
Commercial real estate	$1,323	$-
Church	2,841	2,944
Total non-accrual loans	$4,164	$2,944

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2017 or December 31, 2016.

Troubled Debt Restructurings

At March 31, 2017, loans classified as troubled debt restructurings (“TDRs”) totaled $10.8 million, of which $2.4 million were included in non-accrual loans and $8.4 million were on accrual status.  At December 31, 2016, loans classified as TDRs totaled $11.5 million, of which $2.5 million were included in non-accrual loans and $9.0 million were on accrual status.  The Company has allocated $602 thousand and $656 thousand of specific reserves for accruing TDRs as of March 31, 2017 and December 31, 2016, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2017 and December 31, 2016, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2017 and 2016.

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

	March 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$99,179	$-	$-	$-	$-	$-
Multi-family	220,746	-	340	1,292	-	-
Commercial real estate	6,449	-	-	1,323	-	-
Church	26,648	1,137	271	7,568	-	-
Construction	855	-	-	-	-	-
Commercial - other	241	-	-	66	-	-
Consumer	15	-	-	-	-	-
Total	$354,133	$1,137	$611	$10,249	$-	$-

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$105,332	$-	$-	$-	$-	$-
Multi-family	228,522	1,274	342	1,302	-	-
Commercial real estate	6,965	-	-	1,956	-	-
Church	27,560	1,143	823	7,697	-	-
Construction	827	-	-	-	-	-
Commercial - other	242	-	-	66	-	-
Consumer	6	-	-	-	-	-
Total	$369,454	$2,417	$1,165	$11,021	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.69% at March 31, 2017.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$10,565	$-	$10,565
Securities available-for-sale - U.S. Government and federal agency	1,989	-	-	1,989

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available-for-sale - residential mortgage-backed	$-	$11,214	$-	$11,214
Securities available-for-sale - U.S. Government and federal agency	1,988	-	-	1,988

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2017 and 2016.

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

	March 31, 2017	December 31, 2016
	(In thousands)
Impaired loans carried at fair value of collateral	$1,683	$1,744

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-2% to 0%	-1%

	December 31, 2016
	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-2% to 0%	-1%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$27,209	$27,209	$-	$-	$27,209
Securities available-for-sale	12,554	1,989	10,565	-	12,554
Loans receivable held for sale	33,756	-	34,226	-	34,226
Loans receivable held for investment	361,738	-	-	364,723	364,723
Accrued interest receivable	1,170	71	28	1,071	1,170
Federal Home Loan Bank stock	2,835	2,835	-	-	2,835
Financial Liabilities:
Deposits	$296,564	$-	$286,902	$-	$286,902
Federal Home Loan Bank advances	101,000	-	101,507	-	101,507
Junior subordinated debentures	5,100	-	-	4,436	4,436
Accrued interest payable	124	-	117	7	124

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,430	$18,430	$-	$-	$18,430
Securities available-for-sale	13,202	1,988	11,214	-	13,202
Loans receivable held for investment	379,454	-	-	382,717	382,717
Accrued interest receivable	1,178	64	29	1,085	1,178
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$287,427	$-	$278,254	$-	$278,254
Federal Home Loan Bank advances	85,000	-	85,748	-	85,748
Junior subordinated debentures	5,100	-	-	4,414	4,414
Accrued interest payable	154	-	147	7	154

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive for up to 2,000,000 shares of common stock.  As of March 31, 2017, there were 1,338,892 shares available for future awards under the 2008 LTIP.

No options were granted during the three months ended March 31, 2017, compared to 450,000 stock options granted to senior executive officers under the 2008 LTIP during the three months ended March 31, 2016.  These options have an exercise price of $1.62 per share, vest over five years and expire in ten years from grant date.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The following table summarizes stock option activity during the three months ended March 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2017:
Outstanding at January 1, 2017	540,625	$ 2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	540,625	$ 2.18	7.74	$ 86,000
Exercisable at March 31, 2017	180,625	$ 3.29	5.44	$ 17,000

Three Months Ended March 31, 2016:
Outstanding at January 1, 2016	90,625	$ 4.95
Granted	450,000	1.62
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	540,625	$ 2.18	7.74	$ 140,000
Exercisable at March 31, 2016	90,625	$ 4.95	3.00	$ -

The Company recorded $10 thousand and $3 thousand of stock-based compensation expense related to stock options during the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, unrecognized compensation cost related to nonvested stock options granted under the plan was $152 thousand.  The cost is expected to be recognized over a period of 3.90 years.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  The Company recorded $26 thousand of stock-based compensation expense related to this award during the three months ended March 31, 2017.  No stock-based compensation expense was recorded during the three months ended March 31, 2016.  As of March 31, 2017, unrecognized compensation cost related to nonvested restricted stock award was $119 thousand.  The cost is expected to be recognized over a period of 1.17 years.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At March 31, 2017 and December 31, 2016, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017:
Tier 1 (Leverage)	$46,793	10.77%	$17,379	4.0%	$21,723	5.0%
Common Equity Tier 1	$46,793	15.39%	$13,685	4.5%	$19,767	6.5%
Tier 1	$46,793	15.39%	$18,246	6.0%	$24,328	8.0%
Total Capital	$50,602	16.64%	$24,328	8.0%	$30,410	10.0%
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Effective as of May 15, 2015, the Federal Reserve Board (“FRB”) has adopted a final rule that exempts bank holding companies and savings and loan holding companies with less than $1 billion in consolidated assets, such as the Company, from the FRB’s consolidated regulatory capital requirements.

NOTE (10) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of March 31, 2017, no valuation allowance was required on its deferred tax assets, which totaled $6.4 million.  As of December 31, 2016, the Company recorded no valuation allowance on its deferred tax assets of $6.9 million.

NOTE (11) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of March 31, 2017.  The Bank expects to maintain this relationship with the customer.

NOTE (12) – Subsequent Event

On April 12, 2017, the Bank entered into a Mutual General Release Agreement (“Release Agreement”) with its former executive, Paul Hudson.  As part of the Release Agreement, the Salary Continuation Agreement entered into with Mr. Hudson on October 6, 2006 was terminated.  The amount accrued under this agreement was $1.2 million as of the date of termination.  As consideration for the Release Agreement, the Bank agreed to pay Mr. Hudson an amount of $500 thousand ratably over a period of four years.  Therefore, the Bank has no obligation to pay any future benefits to Mr. Hudson or any of his beneficiaries under the terms of the Salary Continuation Agreement.  The signing of the Release Agreement and the termination of the Salary Continuation Agreement are expected to increase second quarter net earnings by approximately $420 thousand, net of taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Total assets increased by $25.0 million during the first quarter of 2017, primarily reflecting an increase of $33.8 million in loans receivable held for sale and an increase of $8.8 million in cash and cash equivalents, which were partially offset by a decrease of $17.7 million in loans receivable held for investment.

Consistent with the increase in assets during the first quarter of 2017, we increased our total deposits by $9.1 million and FHLB advances by $16.0 million.

We recorded net income of $1.2 million, or $0.05 per diluted share, for the first quarter of 2017, compared to net income of $633 thousand, or $0.02 per diluted share, for the first quarter of 2016.  The higher earnings during the first quarter of 2017 compared to the same period in 2016 primarily resulted from an increase of $408 thousand in net interest income, an increase of $816 thousand in non-interest income, and an increase of $50 thousand in loan loss provision recaptures.  These increases were partially offset by an increase of $164 thousand in non-interest expense, and an increase in tax expense of $511 thousand, reflecting normalized tax expense after the reversal of the valuation allowance against deferred tax assets in 2016.

Results of Operations

Net Interest Income

Net interest income for the first quarter of 2017 totaled $3.1 million, representing an increase of $408 thousand, or 15%, from the $2.7 million of net interest income reported for the first quarter of 2016.  Our loan interest income increased by $535 thousand to $4.0 million for the first quarter of 2017 from $3.4 million for the first quarter of 2016.  The increase in loan interest income was driven by an increase of $78.3 million, or 25%, in the average balance of loans receivable, which increased to $395.4 million for the first quarter of 2017 from $317.1 million for the first quarter of 2016 and resulted in additional interest income of $799 thousand.  Partially offsetting this increase was the impact of a decrease of 32 basis points in the average yield on loans to 4.01% for the first quarter of 2017 from 4.33% for the first quarter of 2016, which reduced loan interest income by $264 thousand.  The decrease in the average yield on loans primarily resulted from the payoff of loans with higher rates than those originated during the first quarter of 2017.

The increase in loan interest income was also partially offset by higher interest expense on deposits and borrowings for the first quarter of 2017 compared to the first quarter of 2016.  Interest expense on deposits for the first quarter of 2017 totaled $574 thousand, representing an increase of $57 thousand, or 11%, from the $517 thousand of interest expense on deposits for the first quarter of 2016.  The increase in interest expense on deposits was primarily due to an increase of $29.5 million in the average balance of deposits to $290.5 million for the first quarter of 2017 from $261.0 million for the first quarter of 2016.  The increase in the average balance of deposits primarily reflected growth in money market and certificates of deposit accounts. The average cost of deposits remained unchanged at 0.79%.

Interest expense on borrowings for the first quarter of 2017 totaled $484 thousand, representing an increase of $57 thousand, or 13%, from the $427 thousand of interest expense on borrowings for the first quarter of 2016.  The increase in interest expense on borrowings was primarily due to an increase of $19.7 million in the average balance of FHLB advances, which increased interest expense by $99 thousand.  Partially offsetting this increase was the impact of a decrease of 24 basis points in the cost of FHLB advances to 1.91% for the first quarter of 2017 from 2.15% for the first quarter of 2016, which decreased interest expense by $48 thousand.  Additionally, the cost of Debentures increased by 47 basis points to 3.61% for the first quarter of 2017 from 3.14% for the first quarter of 2016, primarily due to increases in LIBOR rates, and resulted in additional interest expense of $6 thousand.

Our net interest margin increased by 9 basis points to 2.88% for the three months ended March 31, 2017 from 2.79% for the same period in 2016 primarily due to higher rates earned on interest-earning deposits and FHLB stock, and the lower cost of FHLB advances.

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

	For the three months ended

	March 31, 2017			March 31, 2016

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$17,034	$38	0.89%	$5,856	$4	0.27%
Federal funds sold	-	-	-	43,033	53	0.49%
Securities	12,954	75	2.32%	14,295	83	2.32%
Loans receivable (1)	395,388	3,964	4.01%	317,058	3,429	4.33%
FHLB stock	2,629	60	9.13%	2,573	46	7.15%
Total interest-earning assets	428,005	$4137	3.87%	382,815	$3,615	3.78%
Non-interest-earning assets	10,994			9,466
Total assets	$438,999			$392,281

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$31,655	$49	0.62%	$24,479	$32	0.52%
Passbook deposits	39,604	31	0.31%	36,109	29	0.32%
NOW and other demand deposits	30,752	4	0.05%	29,804	5	0.07%
Certificate accounts	188,438	490	1.04%	170,574	451	1.06%
Total deposits	290,449	574	0.79%	260,966	517	0.79%
FHLB advances	91,717	438	1.91%	72,000	387	2.15%
Junior subordinated debentures	5,100	46	3.61%	5,100	40	3.14%
Total interest-bearing liabilities	387,266	$1,058	1.09%	338,066	$943	1.12%
Non-interest-bearing liabilities	6,146			7,716
Stockholders’ Equity	45,587			46,499
Total liabilities and stockholders’ equity	$438,999			$392,281

Net interest rate spread (2)		$3,079	2.78%		$2,671	2.66%
Net interest rate margin (3)			2.88%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			110.52%			111.46%

(1)          Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.  The Company did not have any loans receivable held for sale during the three months ended March 31, 2016.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We recorded a loan loss provision recapture of $350 thousand for the first quarter of 2017 primarily due to recoveries and a decrease in ALLL requirements resulting from payoffs, classification upgrades and improvements in overall credit quality.   In comparison, we recorded a loan loss provision recapture of $300 thousand for the first quarter of 2016.  See “Allowance for Loan Losses” below for additional information.

Non-interest Income

Non-interest income for the first quarter of 2017 totaled $1.4 million, representing an increase of $816 thousand, or 150%, from $543 thousand of non-interest income for the first quarter of 2016.  The increase in non-interest income during the first quarter of 2017 was primarily the result of a $1.2 million settlement with Continental Casualty and Company and Columbia Casualty Company in connection with our claims on the Paul Ryan case.  However, we have not received any grants from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund in the first quarter of 2017,as the year 2016 grants have not been determined and awarded, compared to a grant of $265 thousand received in the first quarter of 2016.  Additionally, 2016 results included an unusually large early withdrawal fee income of $80 thousand from a certificate of deposit.

Non-interest Expense

Non-interest expense for the first quarter of 2017 totaled $3.0 million, representing an increase of $164 thousand, or 6%, compared to $2.9 million for the first quarter of 2016.  The increase in non-interest expense during the first quarter of 2017 was primarily due to an increase of $84 thousand in compensation and benefits expense, an increase of $47 thousand in professional services expense, primarily caused by higher legal expenses resulting from legal matters in the normal course of the business, and an increase of $18 thousand in FDIC assessments.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to taxable income.  We recorded income tax expense of $513 thousand for the first quarter of 2017, compared to $2 thousand for the first quarter of 2016.  The Company’s effective income tax rate was 29.3% for the first quarter of 2017 compared to less than 1% for the first quarter of 2016.  The effective tax rate for the first quarter of 2017 was lower than the statutory rate due to the application of a low-income housing tax credit.  The tax expense for the first quarter of 2016 primarily reflected the statutory minimum taxes payable to the State of California and the existence of and adjustment to the valuation allowance on deferred tax assets.  We had no valuation allowance on our deferred tax assets, which totaled $6.4 million and $6.9 million at March 31, 2017 and December 31, 2016, respectively.

Financial Condition

Total Assets

Total assets were $454.1 million at March 31, 2017, which represented an increase of $25.0 million, or 6%, from total assets of $429.1 million at December 31, 2016.  The increase in assets during the first quarter of 2017 primarily consisted of an increase of $33.8 million in loans receivable held for sale and an increase of $8.8 million in cash and cash equivalents, which were partially offset by a decrease of $17.7 million in loans receivable held for investment and a decrease of $648 thousand in securities available-for-sale.  The net growth in assets was funded by an increase in deposits, borrowings, and retained earnings.

Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2017 totaled $33.8 million and consisted of multi-family residential (“MFR”) loans.  During the first quarter of 2017, we allocated $48.7 million, or 94%, of our loan originations to the held-for-sale portfolio to maintain compliance with the loan concentration guidelines established by our primary regulator.  We sold $14.8 million of those loans generating a gain of $27 thousand.    Loan repayments on loans

receivable held for sale totaled $89 thousand during the first quarter of 2017.  We had no loans receivable held for sale during 2016.

Loans Receivable Held for Investment

Our gross loan portfolio decreased by $18.0 million to $366.1 million at March 31, 2017, from $384.1 million at December 31, 2016, primarily due to loan repayments.  The decrease in our loan portfolio during the first quarter of 2017 consisted of a decrease of $9.1 million in our multi-family residential real estate loan portfolio, a decrease of $6.2 million in our single family residential real estate loan portfolio, a decrease of $1.6 million in our church loan portfolio and a decrease of $1.1 million in our commercial real estate loan portfolio.

In order to comply with regulatory loan concentration guidelines, we decreased our MFR portfolio during the first quarter of 2017 by originating loans for sale and allowing repayments to exceed originations in our held for investment portfolio.  Loans originated for investment totaled $1.9 million for the first quarter of 2017, compared to loans originated for investment of $27.8 million for the first quarter of 2016.  Loan repayments for the first quarter of 2017 totaled $19.8 million, compared to $12.6 million for the first quarter of 2016.

There were no loan charge-offs or loans transferred to REO during the first quarter of 2017 and 2016.

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

Our ALLL decreased to $4.4 million, or 1.20% of our gross loans receivable held for investment, at March 31, 2017, from $4.6 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2016, primarily due to loan loss provision recapture of $350 thousand, which was partially offset by recoveries of $139 thousand.  Our loan portfolio as of March 31, 2017 included $78.9 million of single family residential loans that were purchased in November 2015, for which there was no assigned allowance for loan losses.  We purchased these loans at fair value and we have not identified or incurred any deterioration of credit quality in these loans since purchase.  The reduction in ALLL at March 31, 2017 compared to December 31, 2016, and the loan loss provision recapture during the first quarter of 2017, reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of March 31, 2017, delinquent loans totaled $1.8 million, compared to total delinquencies of $1.4 million at December 31, 2016.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2017, NPLs totaled $4.2 million, compared to $2.9 million at December 31, 2016.  The increase of $1.3 million in NPLs was primarily due to the placement of a delinquent commercial real estate loan for $1.3 million into non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2017, $2.4 million, or 58%, of our NPLs were current in their payments, compared to $2.9 million, or 100% of our NPLs, were current at December 31, 2016.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which was 105.48% at March 31, 2017, compared to 156.35% at December 31, 2016.  The decrease in this ratio was due to a $1.3 million collateral dependent loan that was placed on non-accrual.  The value of the collateral securing the loan minus costs to sell exceeds the loan’s carrying amount, resulting in no impairment and no specific allocation of the ALLL.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first quarter of 2017 and 2016.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 50% of estimated fair value less estimated selling costs as of March 31, 2017.

Recoveries during the first quarter of 2017 and 2016 totaled $139 thousand and $6 thousand, respectively.  Recoveries during the first quarter of 2017 primarily resulted from the payoff of a TDR which had been previously partially charged off.

Impaired loans at March 31, 2017 were $12.5 million, compared to $11.9 million at December 31, 2016.  The increase of $615 thousand in impaired loans was primarily due to the placement of a $1.3 million commercial real estate loan into non-accrual status which was partially offset by $708 thousand in repayments, including payoffs of $549 thousand.  Specific reserves for impaired loans were $602 thousand, or 4.80% of the aggregate impaired loan amount at March 31, 2017, compared to $656 thousand, or 5.51%, at December 31, 2016.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.07% at March 31, 2017, compared to 1.06% at December 31, 2016.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2017, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $9.2 million to $296.6 million at March 31, 2017 from $287.4 million at December 31, 2016.  Core deposits (NOW, demand, money market and passbook accounts) increased by $2.0 million during the first quarter of 2017 and represented 35% of total deposits at March 31, 2017 and December 31, 2016.  During the first quarter of 2017, CDs increased by $7.2 million and represented 65% of total deposits at March 31, 2017 and December 31, 2016.  The increase in CDs during the first quarter of 2017 was primarily due to an increase of $12.4 million in Certificate of Deposit Account Registry Service (“CDARS”) accounts. CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At March 31, 2017, we had approximately $7.7 million in CDARS Reciprocal and $33.3 million in CDARS One-Way Buy, compared to $6.9 million in CDARS Reciprocal and $21.7 million in CDARS One-Way Buy at December 31, 2016.  The increase in CDARS was partially offset by a decrease of $5.3 million in QwickRate CDs.

One customer relationship accounted for approximately 11% of our deposits at March 31, 2017.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at March 31, 2017 consisted of advances to the Bank from the FHLB of $101.0 million, and subordinated debentures issued by the Company of $5.1 million, compared to advances from the FHLB of $85.0 million and subordinated debentures of $5.1 million at December 31, 2016.  During the first quarter of 2017, the Bank borrowed $16.0 million in term and overnight advances from the FHLB to fund loan growth.

The weighted average interest rate on FHLB advances increased 4 basis points from 1.94% at December 31, 2016 to

1.98% at March 31, 2017 primarily due to new advances totaling $26.0 million with an average interest rate of 1.57% and payoff of $10.0 million of overnight advances with an average interest rate of 0.55%.

Stockholders’ Equity

Stockholders’ equity was $46.9 million, or 10.33% of the Company’s total assets, at March 31, 2017, compared to $45.5 million, or 10.61% of the Company’s total assets, at December 31, 2016.  The Company’s book value was $1.71 per share as of March 31, 2017, compared to $1.66 per share as of December 31, 2016.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $25.7 million at March 31, 2017.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at March 31, 2017 consisted of $27.2 million in cash and cash equivalents and $11.9 million in securities available-for-sale that were not pledged, compared to $18.4 million in cash and cash equivalents and $12.6 million in securities available-for-sale that were not pledged at December 31, 2016.

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

The Company recorded consolidated net cash outflows from operating activities of $34.7 million and $583 thousand during the quarters ended March 31, 2017 and 2016, respectively.  Net cash outflows from operating activities during the first quarter of 2017 were primarily attributable to originations of multi-family loans for the Bank’s loans held for sale portfolio.

The Company recorded consolidated net cash inflows from investing activities of $18.3 million during the three months ended March 31, 2017, compared to consolidated net cash outflows from investing activities of $16.1 million during the three months ended March 31, 2016.  Net cash inflows from investing activities during the first quarter of 2017 were primarily attributable to repayments on loans held for investment and securities available-for-sale.

The Company recorded consolidated net cash inflows from financing activities of $25.1 million during the three months ended March 31, 2017, compared to consolidated net cash outflows from financing activities of $15.2 million during the three months ended March 31, 2016.  Net cash inflows from financing activities during the first quarter of 2017 were primarily attributable to the increase in deposits and advances from the FHLB.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2017.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.  There were no significant changes during the quarter ended March 31, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 1A.    RISK FACTORS

Not Applicable

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                     MINE SAFETY DISCLOSURES

Not Applicable

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016)
10.1	Amended and Restated Employment Agreement, dated as of March 22, 2017, between Registrant and Wayne-Kent A. Bradshaw
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

Date:	May 11, 2017	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	May 11, 2017	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer