Form 10-K/A
period 2016-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2017-06-23
CIK 1001171

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $51,199,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 9, 2017, 18,664,821 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART IV
Item 15. Exhibits and Financial Statement Schedules	1
Signatures	2

EXPLANATORY NOTE

This amendment is being filed to revise Exhibit 23.1 Consent of Moss Adams LLP.  Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)     List of Exhibits

Exhibit Number
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

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer
Date:	June 23, 2017