Form 10-Q
period 2017-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2017-08-11
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      ☐    No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 4, 2017, 18,694,823 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$2,379	$1,516
Interest-bearing deposits in other banks	14,456	16,914
Cash and cash equivalents	16,835	18,430
Securities available-for-sale, at fair value	12,029	13,202
Loans receivable held for sale, at lower of cost or fair value	39,037	-
Loans receivable held for investment, net of allowance of $4,246 and $4,603, respectively	350,308	379,454
Accrued interest receivable	1,103	1,178
Federal Home Loan Bank (FHLB) stock	2,916	2,573
Office properties and equipment, net	2,509	2,479
Bank owned life insurance	2,967	2,940
Deferred tax assets, net	5,975	6,907
Other assets	1,816	1,920
Total assets	$435,495	$429,083

Liabilities and stockholders’ equity

Liabilities:
Deposits	$273,847	$287,427
FHLB advances	104,000	85,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,009	828
Accrued expenses and other liabilities	3,995	5,202
Total liabilities	387,951	383,557

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2017 and December 31, 2016; issued 21,312,649 shares at June 30, 2017 and 21,282,647 shares at December 31, 2016; outstanding 18,694,823 shares at June 30, 2017 and 18,664,821 shares at December 31, 2016	213	212
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2017 and December 31, 2016; issued and outstanding 8,756,396 shares at June 30, 2017 and December 31, 2016	87	87
Additional paid-in capital	46,026	45,819
Retained earnings	7,778	6,013
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,133)	(1,176)
Accumulated other comprehensive income (loss)	(101)	(103)
Treasury stock-at cost, 2,617,826 shares at June 30, 2017 and December 31, 2016	(5,326)	(5,326)
Total stockholders’ equity	47,544	45,526
Total liabilities and stockholders’ equity	$435,495	$429,083

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,944	$3,591	$7,908	$7,020
Interest on mortgage-backed and other securities	73	84	148	167
Other interest income	119	98	217	201
Total interest income	4,136	3,773	8,273	7,388

Interest expense:
Interest on deposits	597	511	1,171	1,028
Interest on borrowings	537	421	1,021	848
Total interest expense	1,134	932	2,192	1,876

Net interest income	3,002	2,841	6,081	5,512
Loan loss provision recapture	300	250	650	550
Net interest income after loan loss provision recapture	3,302	3,091	6,731	6,062

Non-interest income:
Service charges	100	120	221	246
Gain on sale of loans	196	-	223	-
CDFI grant	-	-	-	265
Income from litigation settlement	-	-	1,183	-
Other	26	79	54	231
Total non-interest income	322	199	1,681	742

Non-interest expense:
Compensation and benefits	1,328	1,709	3,315	3,612
Occupancy expense	315	289	620	582
Information services	208	180	408	386
Professional services	231	320	405	447
Office services and supplies	81	72	153	142
FDIC assessments	41	58	84	83
Other	464	343	726	598
Total non-interest expense	2,668	2,971	5,711	5,850

Income before income taxes	956	319	2,701	954
Income taxes	423	-	936	2
Net income	$533	$319	$1,765	$952

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$9	$43	$3	$163
Income tax	3	38	1	67
Other comprehensive income, net of tax	6	5	2	96

Comprehensive income	$539	$324	$1,767	$1,048

Earnings per common share-basic	$0.02	$0.01	$0.07	$0.03
Earnings per common share-diluted	$0.02	$0.01	$0.07	$0.03

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)

Cash flows from operating activities:

Net income	$1,765	$952
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Loan loss provision recapture	(650)	(550)
Depreciation	129	124
Net amortization of deferred loan origination costs	134	92
Net amortization of premiums on mortgage-backed securities	17	23
Amortization of investment in affordable housing limited partnership	98	97
Stock-based compensation expense	204	13
ESOP compensation expense	47	45
Earnings on bank owned life insurance	(27)	(29)
Originations of loans receivable held for sale	(86,002)	-
Repayments on loans receivable held for sale	200	-
Proceeds from sales of loans receivable held for sale	46,988	-
Gain on sale of loans receivable held for sale	(223)	-
Net gain on sale of REOs	-	(22)
Net change in deferred taxes	931	-
Net change in accrued interest receivable	75	(63)
Net change in other assets	6	246
Net change in advance payments by borrowers for taxes and insurance	181	-
Net change in accrued expenses and other liabilities	(1,207)	(783)
Net cash (used in) provided by operating activities	(37,334)	145

Cash flows from investing activities:

Net change in loans receivable held for investment	29,662	(36,635)
Purchase of available-for-sale securities	-	(2,505)
Prepayments on available-for-sale securities	1,159	1,332
Proceeds from sales of REO	-	382
Purchase of FHLB stock	(343)	-
Additions to office properties and equipment	(159)	(26)
Net cash provided by (used in) investing activities	30,319	(37,452)

Cash flows from financing activities:

Net change in deposits	(13,580)	7,158
Proceeds from FHLB advances	44,000	-
Repayments of FHLB advances	(25,000)	(2,000)
Net cash provided by financing activities	5,420	5,158

Net change in cash and cash equivalents	(1,595)	(32,149)
Cash and cash equivalents at beginning of the period	18,430	67,839
Cash and cash equivalents at end of the period	$16,835	$35,690

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,241	$1,872
Cash paid for income taxes	20	8

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Adopted Accounting Pronouncement

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Under the new guidance, all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items.  Previously, these transactions were typically recorded directly within equity.  Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the calculation for diluted earnings per share.  The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity.  ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception.  ASU 2016-09 became effective for the Company for reporting periods after January 1, 2017.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’s stock, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.  The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

Recently Issued Accounting Pronouncements (Not Yet Effective)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU 2014-09 replaced existing revenue recognition guidance for contracts to provide goods or services to customers.  The new guidance clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP.  Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.  ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis.  Early adoption is permitted for interim and annual periods beginning after December 15, 2016.  The Company’s revenue is mainly comprised of net interest income from financial assets and liabilities and to a lesser degree, noninterest income.  The scope of ASU 2014-09 explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans and securities.  Accordingly, the majority of the Company’s revenues will not be affected.  The Company will continue to evaluate the effect that this guidance will have on other revenue streams within its scope, as well as changes in disclosures required by the new guidance.  However, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption.  While the Company is currently evaluating the impact of this standard, the Company does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases, as defined) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company has identified certain contracts with respect to leased real estate and office equipment that are within the scope of ASU 2016-02.  As a lessee in operating lease arrangements that are not considered short-tem, effective January 1, 2019, the Company expects a gross-up of its Consolidated Statements of Condition as a result of recognizing lease liabilities and right of use assets.  However, it will likely not have a significant impact on the Company’s Consolidated Statements of Income and Comprehensive Income or Cash Flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the related financial assets.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  While the Company is still evaluating the impact on its consolidated financial statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses will increase to provide for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; and 2) an allowance may be established for estimated credit losses on available-for-sale debt securities.  The amount of increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date.  While the Company has begun its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required, the Company cannot yet determine the overall impact of the new standard on its consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share)

Net income	$533	$319	$1,765	$952
Less net income attributable to participating securities	(1)	-	(4)	-
Income available to common stockholders	$532	$319	$1,761	$952

Weighted average common shares outstanding for basic earnings per common share	26,666,740	29,076,708	26,642,129	29,076,708
Add: dilutive effects of unvested restricted stock awards	56,552	-	63,655	-
Weighted average common shares outstanding for diluted earnings per common share	26,723,292	29,076,708	26,705,784	29,076,708

Earnings per common share - basic	$0.02	$0.01	$0.07	$0.03
Earnings per common share - diluted	$0.02	$0.01	$0.07	$0.03

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Stock options for 540,625 shares of common stock for the three and six months ended June 30, 2017 and 2016 were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017:
Residential mortgage-backed	$9,839	$201	$-	$10,040
U.S. Government and federal agency	1,967	22	-	1,989
Total available-for-sale securities	$11,806	$223	$-	$12,029
December 31, 2016:
Residential mortgage-backed	$11,022	$192	$-	$11,214
U.S. Government and federal agency	1,960	28	-	1,988
Total available-for-sale securities	$12,982	$220	$-	$13,202

At June 30, 2017, the Bank had one U.S. Government and federal agency security with an amortized cost and an estimated fair value of $2.0 million and a contractual maturity of October 2, 2019.   At June 30, 2017, the Bank had 24 residential mortgage-backed securities with an amortized cost of $9.8 million, an estimated fair value of $10.0 million and an estimated average remaining life of 4.0 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2017 and December 31, 2016, securities pledged to secure public deposits had a carrying amount of $537 thousand and $629 thousand, respectively.  At June 30, 2017 and December 31, 2016, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2017 and 2016.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2017 totaled $39.0 million and consisted of multi-family loans.  During the three and six months ended June 30, 2017, multi-family loans originated for sale totaled $37.2 million and $85.9 million, respectively.  Sales of multi-family loans during the three and six months ended June 30, 2017 totaled $31.8 million and $46.6 million, respectively.  There were no loans held for sale at December 31, 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Real estate:
Single family (1)	$95,828	$104,807
Multi-family	214,652	229,566
Commercial real estate	6,404	8,914
Church	34,449	37,826
Construction	950	837
Commercial – other	344	308
Consumer	4	6
Gross loans receivable before deferred loan costs and premiums	352,631	382,264
Unamortized net deferred loan costs and premiums	1,923	1,793
Gross loans receivable	354,554	384,057
Allowance for loan losses	(4,246)	(4,603)
Loans receivable, net	$350,308	$379,454

__

(1)              Includes $77.0 million and $81.9 million of non-impaired purchased loans at June 30, 2017 and December 31, 2016, respectively, with no allowance for loan losses.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$330	$2,711	$75	$1,250	$9	$16	$1	$4,392
Provision for (recapture of) loan losses	(40)	8	2	(270)	-	1	(1)	(300)
Recoveries	30	-	-	124	-	-	-	154
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246

	Three Months Ended June 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$528	$1,866	$444	$1,676	$3	$17	$-	$4,534
Provision for (recapture of) loan losses	(87)	381	(452)	(86)	-	(7)	1	(250)
Recoveries	-	-	248	6	-	7	-	261
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	(77)	60	(138)	(496)	1	-	-	(650)
Recoveries	30	-	-	263	-	-	-	293
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246

	Six Months Ended June 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(156)	589	(477)	(499)	-	(8)	1	(550)
Recoveries	-	-	248	12	-	7	-	267
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	June 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$117	$-	$-	$452	$-	$14	$-	$583
Collectively evaluated for impairment	203	2,719	77	652	9	3	-	3,663
Total ending allowance balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246
Loans:
Loans individually evaluated for impairment	$636	$632	$-	$9,399	$-	$65	$-	$10,732
Loans collectively evaluated for impairment	95,682	215,788	6,410	24,712	947	279	4	343,822
Total ending loans balance	$96,318	$216,420	$6,410	$34,111	$947	$344	$4	$354,554

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$-	$-	$516	$-	$15	$-	$656
Collectively evaluated for impairment	242	2,659	215	821	8	2	-	3,947
Total ending allowance balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Loans:
Loans individually evaluated for impairment	$644	$642	$-	$10,545	$-	$66	$-	$11,897
Loans collectively evaluated for impairment	104,688	230,798	8,921	26,678	827	242	6	372,160
Total ending loans balance	$105,332	$231,440	$8,921	$37,223	$827	$308	$6	$384,057

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$632	$632	$-	$642	$642	$-
Church	6,068	3,819	-	5,946	3,589	-
With an allowance recorded:
Single family	636	636	117	644	644	125
Church	5,739	5,580	452	7,330	6,956	516
Commercial - other	65	65	14	66	66	15
Total	$13,140	$10,732	$583	$14,628	$11,897	$656

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

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$638	$7	$640	$14
Multi-family	635	12	638	23
Commercial real estate	992	104	567	104
Church	9,625	109	9,998	336
Commercial – other	66	1	66	2
Total	$11,956	$233	$11,909	$479

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$927	$7	$939	$14
Multi-family	966	11	1,102	52
Commercial real estate	1,746	211	1,825	267
Church	10,915	121	11,061	247
Commercial -other	66	2	67	2
Total	$14,620	$352	$14,994	$582

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $28 thousand and $0 for the three months ended June 30, 2017 and 2016, respectively, and $74 thousand and $97 thousand for the six months ended June 30, 2017 and 2016, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$57	$-	$57	$96,261
Multi-family	-	-	-	-	216,420
Commercial real estate	-	-	-	-	6,410
Church	371	-	1,242	1,613	32,498
Construction	-	-	-	-	947
Commercial - other	-	-	-	-	344
Consumer	-	-	-	-	4
Total	$371	$57	$1,242	$1,670	$352,884

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$64	$-	$64	$105,268
Multi-family	-	-	-	-	231,440
Commercial real estate	1,324	-	-	1,324	7,597
Church	-	-	-	-	37,223
Construction	-	-	-	-	827
Commercial - other	-	-	-	-	308
Consumer	-	-	-	-	6
Total	$1,324	$64	$-	$1,388	$382,669

As of June 30, 2017 and December 31, 2016, the recorded investment in non-accrual loans totaled $2.8 million and $2.9 million, respectively, and consisted entirely of church loans.  There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2017 or December 31, 2016.

Troubled Debt Restructurings

At June 30, 2017, loans classified as troubled debt restructurings (“TDRs”) totaled $10.3 million, of which $2.4 million were included in non-accrual loans and $7.9 million were on accrual status.  At December 31, 2016, loans classified as TDRs totaled $11.5 million, of which $2.5 million were included in non-accrual loans and $9.0 million were on accrual status.  The Company has allocated $583 thousand and $656 thousand of specific reserves for accruing TDRs as of June 30, 2017 and December 31, 2016, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2017 and December 31, 2016, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or six months ended June 30, 2017 and 2016.

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

	June 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$96,318	$-	$-	$-	$-	$-
Multi-family	215,138	-	-	1,282	-	-
Commercial real estate	6,287	123	-	-	-	-
Church	26,998	446	269	6,398	-	-
Construction	947	-	-	-	-	-
Commercial - other	279	-	-	65	-	-
Consumer	4	-	-	-	-	-
Total	$345,971	$569	$269	$7,745	$-	$-

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$105,332	$-	$-	$-	$-	$-
Multi-family	228,522	1,274	342	1,302	-	-
Commercial real estate	6,965	-	-	1,956	-	-
Church	27,560	1,143	823	7,697	-	-
Construction	827	-	-	-	-	-
Commercial - other	242	-	-	66	-	-
Consumer	6	-	-	-	-	-
Total	$369,454	$2,417	$1,165	$11,021	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.81% at June 30, 2017.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2017:
Securities available-for-sale - residential mortgage-backed	$-	$10,040	$-	$10,040
Securities available-for-sale - U.S. Government and federal agency	1,989	-	-	1,989
At December 31, 2016:
Securities available-for-sale - residential mortgage-backed	$-	$11,214	$-	$11,214
Securities available-for-sale - U.S. Government and federal agency	1,988	-	-	1,988

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2017 and 2016.

Assets Measured on a Non-Recurring Basis

Assets are considered to be reflected at fair value on a non-recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the statement of condition.  Generally, a non-recurring valuation is the result of the application of other accounting pronouncements that require assets to be assessed for impairment or recorded at the lower of cost or fair value.

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	June 30, 2017	December 31, 2016
	(In thousands)
Impaired loans carried at fair value of collateral	$1,652	$1,744

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2017 and 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

June 30, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 0%	-3%

December 31, 2016:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-2% to 0%	-1%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,835	$16,835	$-	$-	$16,835
Securities available-for-sale	12,029	1,989	10,040	-	12,029
Loans receivable held for sale	39,037	-	39,597	-	39,597
Loans receivable held for investment	350,308	-	-	351,238	351,238
Accrued interest receivable	1,103	57	71	975	1,103
Federal Home Loan Bank stock	2,916	2,916	-	-	2,916
Financial Liabilities:
Deposits	$273,847	$-	$264,619	$-	$264,619
Federal Home Loan Bank advances	104,000	-	104,418	-	104,418
Junior subordinated debentures	5,100	-	-	4,458	4,458
Accrued interest payable	105	-	98	7	105

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,430	$18,430	$-	$-	$18,430
Securities available-for-sale	13,202	1,988	11,214	-	13,202
Loans receivable held for investment	379,454	-	-	382,717	382,717
Accrued interest receivable	1,178	64	29	1,085	1,178
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$287,427	$-	$278,254	$-	$278,254
Federal Home Loan Bank advances	85,000	-	85,748	-	85,748
Junior subordinated debentures	5,100	-	-	4,414	4,414
Accrued interest payable	154	-	147	7	154

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock.  As of June 30, 2017, there were 1,308,890 shares available for future awards under the 2008 LTIP.

No stock options were granted during the six months ended June 30, 2017, compared to 450,000 stock options granted to senior executive officers under the 2008 LTIP during the six months ended June 30, 2016.  These options have an exercise price of $1.62 per share, vest over five years and expire ten years from the grant date.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The following table summarizes stock option activity during the six months ended June 30, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2017:
Outstanding at January 1, 2017	540,625	$ 2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2017	540,625	$ 2.18	7.50	$ 225,000
Exercisable at June 30, 2017	180,625	$ 3.29	5.19	$ 45,000

Six Months Ended June 30, 2016:
Outstanding at January 1, 2016	90,625	$ 4.95
Granted	450,000	1.62
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2016	540,625	$ 2.18	8.50	$ 86,000
Exercisable at June 30, 2016	90,625	$ 4.95	2.75	$ -

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The Company recorded $10 thousand of stock-based compensation expense related to stock options during the three months ended June 30, 2017 and 2016, respectively, and $19 thousand and $13 thousand during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, unrecognized compensation cost related to non-vested stock options granted under the plan was $142 thousand.  The cost is expected to be recognized over a period of 3.65 years.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  The Company recorded $27 thousand and $26 thousand of stock-based compensation expense related to this award during the three months ended June 30, 2017 and 2016, respectively, and $53 thousand and $26 thousand during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, unrecognized compensation cost related to non-vested restricted stock award was $92 thousand, of which $79 thousand is expected to be recognized over a period of 9 months and $13 thousand is expected to be recognized over a period of 12  months.

In April 2017, the Company awarded 30,002 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested.  The Company recorded $52 thousand of compensation expense based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In April 2017, the Company also awarded 129,270 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  The RSUs cliff vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period.  The Company recorded $23 thousand of compensation expense related to this award during the three months ended June 30, 2017.

NOTE (9) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Dividends on allocated shares increase participant accounts.  At the end of employment, participants will receive shares for their vested balance.  Compensation expense related to the ESOP was $25 thousand and $19 thousand for the three months ended June 30, 2017 and 2016, respectively, and $47 thousand and $45 thousand for the six months ended June 30, 2017 and 2016, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Shares held by the ESOP were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Allocated to participants	1,114,683	1,114,683
Suspense shares	739,748	739,748
Total ESOP shares	1,854,431	1,854,431
Fair value of unearned shares	$1,512	$1,213

The outstanding balance of unallocated shares at June 30, 2017 and December 31, 2016, was $1.1 million and $1.2 million, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.  As of June 30, 2017, 26,750 shares were committed to be released.

NOTE (10) – Regulatory Matters

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At June 30, 2017 and December 31, 2016, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017:
Tier 1 (Leverage)	$47,009	10.51%	$17,884	4.0%	$22,356	5.0%
Common Equity Tier 1	$47,009	15.87%	$13,333	4.5%	$19,258	6.5%
Tier 1	$47,009	15.87%	$17,777	6.0%	$23,703	8.0%
Total Capital	$50,720	17.12%	$23,703	8.0%	$29,628	10.0%
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%

Effective as of May 15, 2015, the Federal Reserve Board (“FRB”) adopted a final rule that exempts bank holding companies and savings and loan holding companies with less than $1 billion in consolidated assets, such as the Company, from FRB’s consolidated regulatory capital requirements.

NOTE (11) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of June 30, 2017, no valuation allowance was required on its deferred tax assets, which totaled $6.0 million.  As of December 31, 2016, the Company recorded no valuation allowance on its deferred tax assets of $6.9 million.

NOTE (12) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 12% of its deposits as of June 30, 2017.  The Bank expects to maintain this relationship with the customer.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to our critical accounting policies.

Overview

Total assets increased by $6.4 million during the first half of 2017, primarily reflecting an increase of $39.0 million in loans receivable held for sale, which was partially offset by a decrease of $29.1 million in loans receivable held for investment, a decrease of $1.6 million in cash and cash equivalents, a decrease of $1.2 million in securities available-for-sale and a decrease of $932 thousand in deferred tax assets.

During the first half of 2017, total deposits decreased by $13.6 million and FHLB advances increased by $19.0 million.

We recorded net income of $533 thousand and $1.8 million for the three and six months ended June 30, 2017, respectively, compared to $319 thousand and $952 thousand for the three and six months ended June 30, 2016, respectively.  The increase in net income during the three months ended June 30, 2017 compared to the second quarter of 2016 primarily resulted from higher net interest income, higher recaptures of loan loss provisions, higher non-interest income (primarily from gains on sales of loans), and lower non-interest expense, which were partially offset by higher income tax expense.

The increase in net income for the six months ended June 30, 2017 compared to the first half of 2016 primarily reflected higher non-interest income, which reflected an insurance litigation settlement and higher gains on sales of loans.  In addition, net income increased during the first half of 2017 because of higher net interest income, higher recaptures of loan loss provisions, and lower non-interest expense, partially offset by higher income tax expense.

Results of Operations

Net Interest Income

Net interest income for the second quarter of 2017 totaled $3.0 million, compared to $2.8 million for the second quarter of 2016.  The slight increase in net interest income of $161 thousand primarily resulted from an increase in the average balance of loans receivable (including loans held for sale), which was partially offset by a decrease in net interest margin.

During the second quarter of 2017, the average balance of loans receivable increased by $64.1 million, which increased interest income by $654 thousand.  However, the average yield on loans decreased by 34 basis points compared to the second quarter of 2016, which reduced interest income by $301 thousand.  The decrease in the average yield on loans primarily resulted from the payoff of loans with higher interest rates than those originated over the last year.  The lower interest rates on loan originations primarily reflect the overall continued low interest rate environment and competitive market conditions.

The increase of $353 thousand in interest income on loans was partially offset by higher interest expense on deposits and FHLB advances for the second quarter of 2017 compared to the second quarter of 2016.  Interest expense on deposits increased by $86 thousand, primarily due to an increase of $34.2 million in the average balance of deposits and an increase of 2 basis points in the average cost of deposits compared to the second quarter of 2016.  The higher average balance of deposits increased interest expense by $71 thousand and the higher average cost of deposits increased interest expense by $15 thousand.  Interest expense on FHLB advances increased by $109 thousand, primarily due to an increase of $29.4 million in the average balance of FHLB advances, which increased interest expense by $148 thousand, offset in part by a decrease of 20 basis points in the average cost of FHLB advances, which reduced interest expense by $39 thousand.

For the six months ended June 30, 2017, net interest income increased by $569 thousand to $6.1 million from $5.5 million for the same period a year ago, as the impact of a higher average balance of loans receivable more than offset the impact of a lower net interest margin.

During the first half of 2017, the average balance of loans receivable increased by $71.2 million, which increased interest income by $1.5 million.  However, the average yield on loans decreased by 33 basis points compared to the first half of 2016, which reduced interest income by $565 thousand.

The increase of $888 thousand in interest income on loans was partially offset by higher interest expense on deposits and borrowings for the first half of 2017 compared to the first half of 2016.  Interest expense on deposits increased by $143 thousand, primarily due to an increase of $31.9 million in the average balance of deposits and an increase of one basis point in the average cost of deposits compared to the second quarter of 2016.  The higher average balance of deposits increased interest expense by $132 thousand and the higher average cost of deposits increased interest expense by $11 thousand.  Interest expense on borrowings increased by $173 thousand, primarily due to an increase of $24.6 million in the average balance of FHLB advances, which increased interest expense by $246 thousand, offset in part by a decrease of 22 basis points in the average cost of FHLB advances, which reduced interest expense by $86 thousand.  Additionally, the cost of Debentures increased by 51 basis points and resulted in additional interest expense of $13 thousand.

Our net interest margin decreased by 9 basis points to 2.80% for the six months ended June 30, 2017 from 2.89% for the same period in 2016, primarily due to a lower average yield on interest earning assets.

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

	For the three months ended

	June 30, 2017			June 30, 2016

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$30,195	$83	1.10%	$6,480	$6	0.37%
Federal funds sold	-	-	-	24,325	29	0.48%
Securities	12,363	73	2.36%	15,057	84	2.23%
Loans receivable (1)	396,244	3,944	3.98%	332,184	3,591	4.32%
FHLB stock	2,878	36	5.00%	2,573	63	9.79%
Total interest-earning assets	441,680	$4,136	3.75%	380,619	$3,773	3.97%
Non-interest-earning assets	10,803			9,032
Total assets	$452,483			$389,651

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$33,143	$54	0.65%	$25,860	$36	0.56%
Passbook deposits	39,970	32	0.32%	36,444	29	0.32%
NOW and other demand deposits	31,718	3	0.04%	29,804	5	0.07%
Certificate accounts	189,647	508	1.07%	168,140	441	1.05%
Total deposits	294,478	597	0.81%	260,248	511	0.79%
FHLB advances	100,418	490	1.95%	71,044	381	2.15%
Junior subordinated debentures	5,100	47	3.69%	5,100	40	3.14%
Total interest-bearing liabilities	399,996	$1,134	1.13%	336,392	$932	1.11%
Non-interest-bearing liabilities	5,222			6,200
Stockholders’ Equity	47,265			47,059
Total liabilities and stockholders’ equity	$452,483			$389,651

Net interest rate spread (2)		$3,002	2.62%		$2,841	2.86%
Net interest rate margin (3)			2.72%			2.99%
Ratio of interest-earning assets to interest-bearing liabilities			110.42%			113.15%

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

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended

	June 30, 2017			June 30, 2016

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$23,651	$121	1.02%	$6,168	$10	0.32%
Federal funds sold	-	-	-	33,679	82	0.49%
Securities	12,656	148	2.34%	14,676	167	2.28%
Loans receivable (1)	395,819	7,908	4.00%	324,621	7,020	4.33%
FHLB stock	2,754	96	6.97%	2,573	109	8.47%
Total interest-earning assets	434,880	$8,273	3.80%	381,717	$7,388	3.87%
Non-interest-earning assets	10,882			9,233
Total assets	$445,762			$390,950

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$32,403	$103	0.64%	$25,169	$68	0.54%
Passbook deposits	39,788	63	0.32%	36,277	58	0.32%
NOW and other demand deposits	31,237	7	0.04%	29,801	10	0.07%
Certificate accounts	189,046	998	1.06%	169,356	892	1.05%
Total deposits	292,474	1,171	0.80%	260,603	1,028	0.79%
FHLB advances	96,091	928	1.93%	71,522	768	2.15%
Junior subordinated debentures	5,100	93	3.65%	5,100	80	3.14%
Total interest-bearing liabilities	393,665	$2,192	1.11%	337,225	$1,876	1.11%
Non-interest-bearing liabilities	5,666			6,962
Stockholders’ Equity	46,431			46,763
Total liabilities and stockholders’ equity	$445,762			$390,950

Net interest rate spread (2)		$6,081	2.69%		$5,512	2.76%
Net interest rate margin (3)			2.80%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities			110.47%			113.19%

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

Loan loss provision recapture

We recorded a loan loss provision recapture of $300 thousand for the second quarter of 2017, compared to $250 thousand for the second quarter of 2016.  The loan loss provision recaptures during both quarters were primarily due to payoffs and recoveries of problem loans, as well as continued improvement in the overall quality of our loan portfolio.  See “Allowance for Loan Losses (ALLL)” below for additional information.

Non-interest Income

Non-interest income for the second quarter of 2017 totaled $322 thousand, compared to $199 thousand for the second quarter of 2016.  Non-interest income increased by $123 thousand primarily because we recorded a gain of $196 thousand from the sale of loans during the second quarter of 2017, whereas we did not sell any loans during the second quarter of 2016.  This increase was partially offset by a decrease of $20 thousand in service charges on deposit accounts and a decrease of $50 thousand in loan extension fees, compared to the second quarter of 2016.

For the six months ended June 30, 2017, non-interest income totaled $1.7 million, compared to $742 thousand for the same period a year ago.  The increase of $939 thousand in non-interest income was primarily due to an insurance litigation settlement of $1.2 million and a gain of $223 thousand from the sale of loans during the first half of 2017.  These increases were partially offset by several items included in the results for the first half of 2016: a $265 thousand grant received from the U.S. Department of the Treasury’s Community Development Financial Institutions (CDFI) Fund, an unusually large early withdrawal fee income of $80 thousand, a loan extension fee of $50 thousand, and a foreclosure forbearance fee of $38 thousand.

Non-interest Expense

Non-interest expense for the second quarter of 2017 totaled $2.7 million, compared to $3.0 million for the second quarter of 2016.  The decrease of $303 thousand in non-interest expense during the second quarter of 2017 was primarily due to a decrease of $381 thousand in compensation and benefits expense, primarily resulting from a $700 thousand reduction in the amount of deferred compensation liability owed to a former executive, which was partially offset by an increase of $81 thousand in stock based compensation expense and a net increase of $228 thousand in salary expense.  Additionally, professional services expense decreased by $89 thousand during the second quarter of 2017 compared to the second quarter of 2016, primarily because we incurred $60 thousand of expenses related to a third-party review of our loan portfolio in 2016.  These decreases in non-interest expense during the second quarter of 2017 were partially offset by a payment of $139 thousand of expenses related to the U.S. Treasury’s sale of a portion of its holdings of the Company’s shares to two Southern California based banks.

For the six months ended June 30, 2017, non-interest expense totaled $5.7 million, compared to $5.9 million for the same period a year ago.  The decrease of $139 thousand in non-interest expense was primarily due to a decrease of $297 thousand in compensation and benefits expense which was partially offset by an increase of $128 thousand in other non-interest expenses, as discussed above.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 34% and the California income tax rate of 10.84% to the taxable income of the Company.  We recorded income tax expense of $423 thousand and $936 thousand for the three and six months ended June 30, 2017, respectively, compared to $0 and $2 thousand for the three and six months ended June 30, 2016, respectively.  The Company’s effective income tax rate was 44.2% and 34.7% for the three and six months ended June 30, 2017, respectively, compared to 0% for the comparable periods in 2016.  The tax expense for 2016 primarily reflected the statutory minimum taxes payable to the State of California and the existence of and adjustment to the valuation allowance on deferred tax assets.  We had no valuation allowance on our deferred tax assets, which totaled $6.0 million and $6.9 million at June 30, 2017 and December 31, 2016, respectively.

Financial Condition

Total Assets

Total assets were $435.5 million at June 30, 2017, which represented an increase of $6.4 million, or 1%, from total assets of $429.1 million at December 31, 2016.  The increase in assets during the first half of 2017 primarily consisted of an increase of $39.0 million in loans receivable held for sale, which was partially offset by a decrease of $29.1 million in loans receivable held for investment, a decrease of $1.6 million in cash and cash equivalents, a decrease of $1.2 million in securities available-for-sale and a decrease of $932 thousand in deferred tax assets.

Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2017 totaled $39.0 million and consisted of multi-family residential (“MFR”) loans.  During the first half of 2017, we allocated $85.9 million, or 95%, of our loan originations to the held-for-sale portfolio to maintain compliance with the loan concentration guidelines established by our primary regulator.  We sold $46.6 million of those loans, generating a gain of $223 thousand during the first half of 2017.  Loan repayments on loans receivable held for sale totaled $200 thousand during the first half of 2017.  We had no loans receivable held for sale during 2016.

Loans Receivable Held for Investment

Our gross loan portfolio (loans receivable held for investment before net deferred loan costs and premiums and ALLL) decreased by $29.7 million to $352.6 million at June 30, 2017 from $382.3 million at December 31, 2016, primarily due to loan repayments.  The decrease in our loan portfolio during the first half of 2017 consisted of a decrease of $14.9 million in our multi-family residential real estate loan portfolio, a decrease of $9.0 million in our single family residential real estate loan portfolio, a decrease of $3.4 million in our church loan portfolio and a decrease of $2.5 million in our commercial real estate loan portfolio.

In order to comply with regulatory loan concentration guidelines, we decreased our MFR portfolio during the first half of 2017 by originating loans for sale and allowing repayments to exceed originations in our held for investment portfolio.  We originated $4.2 million in multi-family loans for that portfolio during the first half of 2017, compared to $59.9 million during the first half of 2016.  Loan repayments during the first half of 2017 totaled $33.9 million, compared to $23.5 million during the first half of 2016.

There were no loan charge-offs or loans transferred to REO during the first half of 2017 and 2016.

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

Our ALLL decreased to $4.2 million, or 1.20% of our gross loans receivable held for investment, at June 30, 2017, from $4.6 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2016, primarily due to loan loss provision recaptures of $650 thousand, which was partially offset by recoveries of $293 thousand.  Our loan portfolio as of June 30, 2017 included $77.4 million of single family residential loans that were purchased in November 2015, for which there was no assigned allowance for loan losses.  We purchased these loans at fair value and we have not identified or incurred any deterioration of credit quality in these loans since purchase.  The reduction in ALLL at June 30, 2017 compared to December 31, 2016, and the loan loss provision recaptures during the first half of 2017, reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the size of our loan portfolio, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of June 30, 2017, delinquent loans totaled $1.7 million, compared to $1.4 million at December 31, 2016.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2017, NPLs totaled $2.8 million, compared to $2.9 million at December 31, 2016.  The decrease in NPLs was primarily due to loan repayments during the first half of 2017.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2017, $1.2 million, or 42%, of our NPLs were current in their payments, compared to $2.9 million, or 100% of our NPLs, that were current at December 31, 2016.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which was 152.84% at June 30, 2017, compared to 156.35% at December 31, 2016.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first half of 2017 and 2016.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 43% of estimated fair value less estimated selling costs as of June 30, 2017.

Recoveries during the first half of 2017 and 2016 totaled $293 thousand and $267 thousand, respectively.  Recoveries during the first half of 2017 primarily resulted from payoffs of loans that had been previously partially charged off.

Impaired loans at June 30, 2017 were $10.7 million, compared to $11.9 million at December 31, 2016.  The decrease of $1.2 million in impaired loans was primarily due to repayments, including payoffs of $889 thousand.  Specific reserves for impaired loans were $583 thousand, or 5.43% of the aggregate impaired loan amount at June 30, 2017, compared to $656 thousand, or 5.51%, at December 31, 2016.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.07% at June 30, 2017, compared to 1.06% at December 31, 2016.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2017, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $13.6 million to $273.8 million at June 30, 2017 from $287.4 million at December 31, 2016.  Core deposits (NOW, demand, money market and passbook accounts) increased by $8.2 million during the first half of 2017 and represented 40% and 35% of total deposits at June 30, 2017 and December 31, 2016, respectively.  During the first half of 2017, certificates of deposit (“CDs”) decreased by $21.8 million and represented 60% and 65% of total deposits at June 30, 2017 and December 31, 2016, respectively.  The decrease in CDs during the first half of 2017 was primarily due to a decrease of $44.2 million in QwickRate CDs which was partially offset by an increase of $16.4 million in Certificate of Deposit Account Registry Service (“CDARS”) accounts and an increase of $6.0 million in regular CDs.  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At June 30, 2017, we had approximately $13.8 million in CDARS Reciprocal and $31.1 million in CDARS One-Way Buy, compared to $6.9 million in CDARS Reciprocal and $21.7 million in CDARS One-Way Buy at December 31, 2016.

One customer relationship accounted for approximately 12% of our deposits at June 30, 2017.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the first half of 2017, we increased our borrowings from the FHLB to $104.0 million at June 30, 2017, from $85.0 million at December 31, 2016, in order to fund loan originations and payment of maturing deposits.  The weighted average interest rate on FHLB advances decreased 12 basis points to 1.82% at June 30, 2017, from 1.94% at December 31, 2016 primarily due to new advances totaling $44.0 million with an average interest rate of 1.55% and payoff of $25.0 million of advances with an average interest rate of 1.75%.

Subordinated debentures issued by the Company remained unchanged at $5.1 million at June 30, 2017 and December 31, 2016.

Stockholders’ Equity

Stockholders’ equity was $47.5 million, or 10.92% of the Company’s total assets, at June 30, 2017, compared to $45.5 million, or 10.61% of the Company’s total assets, at December 31, 2016.  The Company’s book value was $1.73 per share as of June 30, 2017, compared to $1.66 per share as of December 31, 2016.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $16.6 million at June 30, 2017.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at June 30, 2017 consisted of $16.8 million in cash and cash equivalents and $11.5 million in securities available-for-sale that were not pledged, compared to $18.4 million in cash and cash equivalents and $12.6 million in securities available-for-sale that were not pledged at December 31, 2016.

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

The Company recorded consolidated net cash outflows from operating activities of $37.3 million during the six months ended June 30, 2017, compared to consolidated net cash inflows from operating activities of $145 thousand during the six months ended June 30, 2016.  Net cash outflows from operating activities during the first half of 2017 were primarily attributable to originations of multi-family loans for the Bank’s loans held for sale portfolio.

The Company recorded consolidated net cash inflows from investing activities of $30.3 million during the six months ended June 30, 2017, compared to consolidated net cash outflows from investing activities of $37.5 million during the six months ended June 30, 2016.  Net cash inflows from investing activities during the first half of 2017 were primarily attributable to repayments on loans held for investment and securities available-for-sale.

The Company recorded consolidated net cash inflows from financing activities of $5.4 million during the six months ended June 30, 2017, compared to consolidated net cash inflows from financing activities of $5.2 million during the six months ended June 30, 2016.  Net cash inflows from financing activities during the first half of 2017 were primarily attributable to the increase in advances from the FHLB.

Capital Resources and Regulatory Capital

Our principal subsidiary, Broadway Federal Bank, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2017.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.  There were no significant changes during the quarter ended June 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

___________

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

Date:	August 11, 2017	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	August 11, 2017	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer