Form 10-Q
period 2017-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2017-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 3, 2017, 18,694,823 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$2,166	$1,516
Interest-bearing deposits in other banks	66,179	16,914
Cash and cash equivalents	68,345	18,430
Securities available-for-sale, at fair value	11,474	13,202
Loans receivable held for sale, at lower of cost or fair value	22,521	-
Loans receivable held for investment, net of allowance of $4,213 and $4,603, respectively	320,522	379,454
Accrued interest receivable	1,113	1,178
Federal Home Loan Bank (FHLB) stock	2,916	2,573
Office properties and equipment, net	2,462	2,479
Bank owned life insurance	2,981	2,940
Deferred tax assets, net	5,696	6,907
Real estate owned (REO)	958	-
Other assets	1,664	1,920
Total assets	$440,652	$429,083

Liabilities and stockholders’ equity

Liabilities:
Deposits	$294,920	$287,427
FHLB advances	86,000	85,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,537	828
Accrued expenses and other liabilities	4,980	5,202
Total liabilities	392,537	383,557

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2017 and December 31, 2016; issued 21,312,649 shares at September 30, 2017 and 21,282,647 shares at December 31, 2016; outstanding 18,694,823 shares at September 30, 2017 and 18,664,821 shares at December 31, 2016	213	212
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2017 and December 31, 2016; issued and outstanding 8,756,396 shares at September 30, 2017 and December 31, 2016	87	87
Additional paid-in capital	46,073	45,819
Retained earnings	8,281	6,013
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,112)	(1,176)
Accumulated other comprehensive income (loss)	(101)	(103)
Treasury stock-at cost, 2,617,826 shares at September 30, 2017 and December 31, 2016	(5,326)	(5,326)
Total stockholders’ equity	48,115	45,526
Total liabilities and stockholders’ equity	$440,652	$429,083

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$4,127	$3,835	$12,035	$10,855
Interest on mortgage-backed and other securities	69	80	217	247
Other interest income	148	98	365	299
Total interest income	4,344	4,013	12,617	11,401

Interest expense:
Interest on deposits	611	568	1,782	1,596
Interest on borrowings	494	419	1,515	1,267
Total interest expense	1,105	987	3,297	2,863

Net interest income	3,239	3,026	9,320	8,538
Loan loss provision recapture	300	-	950	550
Net interest income after loan loss provision recapture	3,539	3,026	10,270	9,088

Non-interest income:
Service charges	117	119	338	365
Gain on sale of loans	160	-	383	-
CDFI grant	-	-	-	265
Income from litigation settlement	-	-	1,183	-
Other	28	25	82	256
Total non-interest income	305	144	1,986	886

Non-interest expense:
Compensation and benefits	1,878	1,729	5,193	5,341
Occupancy expense	333	301	953	883
Information services	202	199	610	585
Professional services	120	170	525	617
Office services and supplies	72	74	225	216
FDIC assessments	34	68	118	151
Other	418	302	1,144	900
Total non-interest expense	3,057	2,843	8,768	8,693

Income before income taxes	787	327	3,488	1,281
Income taxes	284	-	1,220	2
Net income	$503	$327	$2,268	$1,279

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$-	$(68)	$3	$95
Income tax	-	(28)	1	39
Other comprehensive income (loss), net of tax	-	(40)	2	56

Comprehensive income	$503	$287	$2,270	$1,335

Earnings per common share-basic	$0.02	$0.01	$0.09	$0.04
Earnings per common share-diluted	$0.02	$0.01	$0.08	$0.04

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)

Cash flows from operating activities:

Net income	$2,268	$1,279
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision recapture	(950)	(550)
Depreciation	194	187
Net amortization of deferred loan origination costs	216	223
Net amortization of premiums on mortgage-backed securities	23	38
Amortization of investment in affordable housing limited partnership	146	145
Stock-based compensation expense	240	23
ESOP compensation expense	79	62
Earnings on bank owned life insurance	(41)	(44)
Originations of loans receivable held for sale	(94,972)	-
Repayments on loans receivable held for sale	318	-
Proceeds from sales of loans receivable held for sale	81,853	-
Gain on sale of loans receivable held for sale	(383)	-
Net gain on sale of REOs	-	(22)
Net change in deferred taxes	1,210	(8)
Net change in accrued interest receivable	65	(23)
Net change in other assets	110	129
Net change in advance payments by borrowers for taxes and insurance	709	402
Net change in accrued expenses and other liabilities	(222)	(1,845)
Net cash used in operating activities	(9,137)	(4)

Cash flows from investing activities:

Net change in loans receivable held for investment	49,371	(40,235)
Purchase of available-for-sale securities	-	(2,505)
Principal payments on available-for-sale securities	1,708	2,365
Proceeds from sales of REO	-	382
Purchase of FHLB stock	(343)	-
Additions to office properties and equipment	(177)	(45)
Net cash provided by (used in) investing activities	50,559	(40,038)

Cash flows from financing activities:

Net change in deposits	7,493	12,484
Proceeds from FHLB advances	29,500	-
Repayments of FHLB advances	(28,500)	(2,000)
Net cash provided by financing activities	8,493	10,484

Net change in cash and cash equivalents	49,915	(29,558)
Cash and cash equivalents at beginning of the period	18,430	67,839
Cash and cash equivalents at end of the period	$68,345	$38,281

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,168	$2,835
Cash paid for income taxes	20	8

Supplemental disclosures of cash flow information:
Transfers of loans receivable held for investment to REO	$958	$-
Transfers of loans receivable held for investment to loans receivable held for sale	9,337	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Adopted Accounting Pronouncement

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Under the new guidance, all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items.  Previously, these transactions were typically recorded directly within equity.  Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the calculation for diluted earnings per share.  The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity.  ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception.  ASU 2016-09 became effective for the Company for reporting periods after January 1, 2017.  The actual effects of adoption in 2017 primarily depends upon the share price of the Company’s stock, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.  The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption.  While the Company is currently evaluating the impact of this standard, the Company does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases, as defined) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company has identified certain contracts with respect to leased real estate and office equipment that are within the scope of ASU 2016-02.  As a lessee in operating lease arrangements that are not considered short-tem, effective January 1, 2019, the Company expects a gross-up of its Consolidated Statements of Condition as a result of recognizing lease liabilities and right of use assets.  However, it will likely not have a significant impact on the Company’s Consolidated Statements of Income and Comprehensive Income or Cash Flows but will have a minor impact on the Bank’s regulatory capital.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the related financial assets.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  While the Company is still evaluating the impact on its consolidated financial statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses will increase to provide for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; and 2) an allowance may be established for estimated credit losses on available-for-sale debt securities.  The amount of increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date.  While the Company has begun its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required, the Company cannot yet determine the overall impact of the new standard on its consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share)

Net income	$503	$327	$2,268	$1,279
Less net income attributable to participating securities	1	-	5	-
Income available to common stockholders	$502	$327	$2,263	$1,279

Weighted average common shares outstanding for basic earnings per common share	26,702,564	29,076,708	26,662,344	29,076,708
Add: dilutive effects of unvested restricted stock awards	42,345	-	56,552	-
Add: dilutive effects of assumed exercises of stock options	79,898	-	3,748	-
Weighted average common shares outstanding for diluted earnings per common share	26,824,807	29,076,708	26,722,644	29,076,708

Earnings per common share - basic	$0.02	$0.01	$0.09	$0.04
Earnings per common share - diluted	$0.02	$0.01	$0.08	$0.04

Stock options for 90,625 shares of common stock for the three and nine months ended September 30, 2017 and for 540,625 shares of common stock for the three and nine months ended September 30, 2016 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017:
Federal agency mortgage-backed securities	$9,280	$216	$(11)	$9,485
Federal agency debt	1,971	18	-	1,989
Total available-for-sale securities	$11,251	$234	$(11)	$11,474

December 31, 2016:
Federal agency mortgage-backed securities	$11,022	$227	$(35)	$11,214
Federal agency debt	1,960	28	-	1,988
Total available-for-sale securities	$12,982	$255	$(35)	$13,202

At September 30, 2017, the Bank had one federal agency security with an amortized cost and an estimated fair value of $2.0 million and a contractual maturity of October 2, 2019.  The Bank also had 24 federal agency mortgage-backed securities with an amortized cost of $9.3 million, an estimated fair value of $9.5 million and an estimated average remaining life of 4.1 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2017 and December 31, 2016, securities pledged to secure public deposits had a carrying amount of $533 thousand and $629 thousand, respectively.  At September 30, 2017 and December 31, 2016, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three or nine months ended September 30, 2017 and 2016.

We held two securities with unrealized losses at September 30, 2017 and three securities with unrealized losses at December 31, 2016.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment.  Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at September 30, 2017 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.  We do not consider these unrealized losses to be other than temporary impairment.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at September 30, 2017 totaled $22.5 million and consisted of multi-family loans.  As part of the Bank’s loan concentration risk management program, $9.3 million of multi-family loans were transferred from the held-for-investment portfolio to the held-for-sale portfolio during the nine months ended September 30, 2017.  The Bank also allocated $94.7 million, or 96%, of its total loan originations during the period as held-for-sale and completed sales of $81.1 million of multi-family loans during the nine months ended September 30, 2017 for a total gain of $383 thousand.  There were no loans held for sale at December 31, 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Real estate:
Single family	$89,521	$104,807
Multi-family	194,483	229,566
Commercial real estate	6,129	8,914
Church	31,188	37,826
Construction	1,394	837
Commercial – other	351	308
Consumer	7	6
Gross loans receivable before deferred loan costs and premiums	323,073	382,264
Unamortized net deferred loan costs and premiums	1,662	1,793
Gross loans receivable	324,735	384,057
Allowance for loan losses	(4,213)	(4,603)
Loans receivable, net	$320,522	$379,454

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246
Provision for (recapture of) loan losses	219	(297)	(4)	(214)	5	(9)	-	(300)
Recoveries	-	-	-	267	-	-	-	267
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$539	$2,422	$73	$1,157	$14	$8	$-	$4,213

	Three Months Ended September 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$441	$2,247	$240	$1,596	$3	$17	$1	$4,545
Provision for (recapture of) loan losses	(68)	200	2	(133)	-	(1)	-	-
Recoveries	47	-	-	4	-	1	-	52
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$420	$2,447	$242	$1,467	$3	$17	$1	$4,597

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Nine Months Ended September 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	142	(237)	(142)	(710)	6	(9)	-	(950)
Recoveries	30	-	-	530	-	-	-	560
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$539	$2,422	$73	$1,157	$14	$8	$-	$4,213

	Nine Months Ended September 30, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$597	$1,658	$469	$2,083	$3	$18	$-	$4,828
Provision for (recapture of) loan losses	(224)	789	(475)	(632)	-	(9)	1	(550)
Recoveries	47	-	248	16	-	8	-	319
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$420	$2,447	$242	$1,467	$3	$17	$1	$4,597

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	September 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$102	$1	$-	$521	$-	$5	$-	$629
Collectively evaluated for impairment	437	2,421	73	636	14	3	-	3,584
Total ending allowance balance	$539	$2,422	$73	$1,157	$14	$8	$-	$4,213
Loans:
Loans individually evaluated for impairment	$631	$630	$-	$8,435	$-	$65	$-	$9,761
Loans collectively evaluated for impairment	89,348	195,398	6,136	22,418	1,381	286	7	314,974
Total ending loans balance	$89,979	$196,028	$6,136	$30,853	$1,381	$351	$7	$324,735

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$-	$-	$516	$-	$15	$-	$656
Collectively evaluated for impairment	242	2,659	215	821	8	2	-	3,947
Total ending allowance balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Loans:
Loans individually evaluated for impairment	$644	$642	$-	$10,545	$-	$66	$-	$11,897
Loans collectively evaluated for impairment	104,688	230,798	8,921	26,678	827	242	6	372,160
Total ending loans balance	$105,332	$231,440	$8,921	$37,223	$827	$308	$6	$384,057

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$295	$295	$-	$642	$642	$-
Church	5,181	3,398	-	5,946	3,589	-
With an allowance recorded:
Single family	631	631	102	644	644	125
Multi-family	335	335	1	-	-	-
Church	5,077	5,037	521	7,330	6,956	516
Commercial - other	65	65	5	66	66	15
Total	$11,584	$9,761	$629	$14,628	$11,897	$656

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

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
		(In thousands)
Single family	$634	$7	$638	$21
Multi-family	631	5	636	28
Commercial real estate	-	-	397	104
Church	9,038	256	9,674	592
Commercial – other	65	2	65	4
Total	$10,368	$270	$11,410	$749

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
		(In thousands)
Single family	$780	$232	$878	$246
Multi-family	804	92	997	144
Commercial real estate	425	4	1,277	271
Church	10,766	122	10,966	369
Commercial –other	66	2	66	4
Total	$12,841	$452	$14,184	$1,034

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

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$54	$-	$54	$89,925
Multi-family	-	295	-	295	195,733
Commercial real estate	-	-	-	-	6,136
Church	17	-	371	388	30,465
Construction	-	-	-	-	1,381
Commercial - other	-	-	-	-	351
Consumer	-	-	-	-	7
Total	$17	$349	$371	$737	$323,998

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$64	$-	$64	$105,268
Multi-family	-	-	-	-	231,440
Commercial real estate	1,324	-	-	1,324	7,597
Church	-	-	-	-	37,223
Construction	-	-	-	-	827
Commercial - other	-	-	-	-	308
Consumer	-	-	-	-	6
Total	$1,324	$64	$-	$1,388	$382,669

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Loans receivable held for investment:
Multi-family	$295	$-
Church	1,865	2,944
Total non-accrual loans	$2,160	$2,944

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2017 or December 31, 2016.

Troubled Debt Restructurings

At September 30, 2017, loans classified as troubled debt restructurings (“TDRs”) totaled $9.4 million, of which $1.8 million were included in non-accrual loans and $7.6 million were on accrual status.  At December 31, 2016, loans classified as TDRs totaled $11.5 million, of which $2.5 million were included in non-accrual loans and $9.0 million were on accrual status.  The Company has allocated $629 thousand and $656 thousand of specific reserves for accruing TDRs as of September 30, 2017 and December 31, 2016, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2017 and December 31, 2016, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or nine months ended September 30, 2017 and 2016.

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

	September 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$89,967	$-	$-	$12	$-	$-
Multi-family	194,754	-	-	1,274	-	-
Commercial real estate	6,013	123	-	-	-	-
Church	24,692	695	-	5,466	-	-
Construction	1,381	-	-	-	-	-
Commercial - other	286	-	-	65	-	-
Consumer	7	-	-	-	-	-
Total	$317,100	$818	$-	$6,817	$-	$-

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$105,332	$-	$-	$-	$-	$-
Multi-family	228,522	1,274	342	1,302	-	-
Commercial real estate	6,965	-	-	1,956	-	-
Church	27,560	1,143	823	7,697	-	-
Construction	827	-	-	-	-	-
Commercial - other	242	-	-	66	-	-
Consumer	6	-	-	-	-	-
Total	$369,454	$2,417	$1,165	$11,021	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) — Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.86% at September 30, 2017.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

NOTE (7) — Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2017:
Securities available-for-sale - federal agency mortgage-backed	$-	$9,485	$-	$9,485
Securities available-for-sale - federal agency debt	1,989	-	-	1,989

At December 31, 2016:
Securities available-for-sale - federal agency mortgage-backed	$-	$11,214	$-	$11,214
Securities available-for-sale - federal agency debt	1,988	-	-	1,988

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2017 and 2016.

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

	September 30, 2017	December 31, 2016
	(In thousands)
Impaired loans carried at fair value of collateral	$796	$1,744
Real estate owned	958	-

There were no losses recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2017 and 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

September 30, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 7%	-4%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-6%

December 31, 2016:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-2% to 0%	-1%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$68,345	$68,345	$-	$-	$68,345
Securities available-for-sale	11,474	1,989	9,485	-	11,474
Loans receivable held for sale	22,521	-	22,910	-	22,910
Loans receivable held for investment	320,522	-	-	319,012	319,012
Accrued interest receivable	1,113	63	89	961	1,113
Federal Home Loan Bank stock	2,916	2,916	-	-	2,916
Financial Liabilities:
Deposits	$294,920	$-	$286,025	$-	$286,024
Federal Home Loan Bank advances	86,000	-	86,238	-	86,268
Junior subordinated debentures	5,100	-	-	4,481	4,481
Accrued interest payable	283	-	277	6	283

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,430	$18,430	$-	$-	$18,430
Securities available-for-sale	13,202	1,988	11,214	-	13,202
Loans receivable held for investment	379,454	-	-	382,717	382,717
Accrued interest receivable	1,178	64	29	1,085	1,178
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$287,427	$-	$278,254	$-	$278,254
Federal Home Loan Bank advances	85,000	-	85,748	-	85,748
Junior subordinated debentures	5,100	-	-	4,414	4,414
Accrued interest payable	154	-	147	7	154

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock.  As of September 30, 2017, there were 1,308,890 shares available for future awards under the 2008 LTIP.

No stock options were granted during the nine months ended September 30, 2017, compared to 450,000 stock options granted to senior executive officers under the 2008 LTIP during the nine months ended September 30, 2016.  These options have an exercise price of $1.62 per share, vest over five years and expire ten years from the grant date.  The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The following table summarizes stock option activity during the nine months ended September 30, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2017:
Outstanding at January 1, 2017	540,625	$ 2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2017	540,625	$ 2.18	7.24	$ 315,000
Exercisable at September 30, 2017	180,625	$ 3.29	4.94	$ 63,000

Nine Months Ended September 30, 2016:
Outstanding at January 1, 2016	90,625	$ 4.95
Granted	450,000	1.62
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2016	540,625	$ 2.18	8.24	$ 63,000
Exercisable at September 30, 2016	90,625	$ 4.95	2.50	$ -

The Company recorded $10 thousand of stock-based compensation expense related to stock options during the three months ended September 30, 2017 and the three months ended September 30, 2016, and $29 thousand and $23 thousand during the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, unrecognized compensation cost related to non-vested stock options granted under the plan was $132 thousand.  The cost is expected to be recognized over a period of 3.4 years.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  The Company recorded $26 thousand and $27 thousand of stock-based compensation expense related to this award during the three months ended September 30, 2017 and 2016, respectively, and $79 thousand and $53 thousand during the nine months ended

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

September 30, 2017 and 2016, respectively.  As of September 30, 2017, unrecognized compensation cost related to non-vested restricted stock award was $66 thousand, of which $47 thousand is expected to be recognized over a period of six months and $19 thousand is expected to be recognized over a period of 18 months.

In April 2017, the Company awarded 30,002 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested.  The Company recorded $52 thousand of compensation expense based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In April 2017, the Company also awarded 129,270 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period.  During the three and nine months ended September 30, 2017, the Company recorded compensation expense related to this award of $40 thousand and $62 thousand, respectively.

NOTE (9) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Dividends on allocated shares increase participant accounts.  At the end of employment, participants will receive shares for their vested balance.  Compensation expense related to the ESOP was $31 thousand and $17 thousand for the three months ended September 30, 2017 and 2016, respectively, and $79 thousand and $62 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Shares held by the ESOP were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Allocated to participants	1,154,809	1,114,683
Suspense shares	699,622	739,748
Total ESOP shares	1,854,431	1,854,431
Fair value of unearned shares	$1,623	$1,213

In September 2017, the Company received its first loan payment from ESOP and 40,126 shares were released for allocation to participants.  No shares were committed to being released as of September 30, 2017.  The outstanding balance of unallocated shares at September 30, 2017 and December 31, 2016, was $1.1 million and $1.2 million, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At September 30, 2017 and December 31, 2016, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017:
Tier 1 (Leverage)	$47,993	11.07%	$17,342	4.0%	$21,678	5.0%
Common Equity Tier 1	$47,993	18.15%	$11,897	4.5%	$17,184	6.5%
Tier 1	$47,993	18.15%	$15,862	6.0%	$21,150	8.0%
Total Capital	$51,310	19.41%	$21,150	8.0%	$26,437	10.0%
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of September 30, 2017, no valuation allowance was required on its deferred tax assets, which totaled $5.7 million.  As of December 31, 2016, the Company recorded no valuation allowance on its deferred tax assets of $6.9 million.

NOTE (12) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of September 30, 2017.  The Bank expects to maintain this relationship with the customer.

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

Overview

Total assets increased by $11.6 million during the nine months ended September 30, 2017, primarily reflecting an increase of $49.9 million in cash and cash equivalents, an increase of $22.5 million in loans receivable held for sale and an increase of $958 thousand in REO, which were partially offset by a decrease of $58.9 million in net loans receivable held for investment, a decrease of $1.7 million in securities available-for-sale and a decrease of $1.2 million in deferred tax assets.  The increase in cash and cash equivalents primarily resulted from loan sales completed prior to the end of September.  We intend to re-invest cash generated from loan sales into purchases of prime single-family loans, and to a lesser extent, purchases of investment securities and originations of construction loans, to increase the Bank’s interest income.

During the nine months ended September 30, 2017, total deposits increased by $7.5 million and FHLB advances increased by $1.0 million.

We recorded net income of $503 thousand and $2.3 million for the three and nine months ended September 30, 2017, respectively, compared to $327 thousand and $1.3 million for the three and nine months ended September 30, 2016, respectively.  The increase in net income during the three months ended September 30, 2017 compared to the third quarter of 2016 primarily resulted from an increase of $213 thousand in net interest income, a loan loss provision recapture of $300 thousand and a gain of $160 thousand on sale of loans.  These increases were partially offset by an increase of $214 thousand in non-interest expense.  In addition, the Company recorded income tax expense of $284 thousand during the third quarter of 2017, but did not report any income tax expense during the third quarter of 2016 because adjustments to the valuation allowance for deferred tax assets offset income tax expense during that period.

The increase in net income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase of $1.2 million in non-interest income, an increase of $782 thousand in net interest income and an increase of $400 thousand in loan loss provision recaptures.  These increases were partially offset by higher non-interest expense of $75 thousand and an increase in income tax expense of $1.2 million.  As noted above, the Company did not report material income tax expense during 2016 because adjustments to the valuation allowance for deferred tax assets offset income tax expense during that year.

Results of Operations

Net Interest Income

For the third quarter of 2017, net interest income increased by $213 thousand from the same period a year ago because of an increase in the average balance of interest earning assets.  During the third quarter, the net interest margin increased slightly to 3.03% from 3.02% for the same period in 2016.

Interest income on loans increased by $292 thousand to $4.1 million for the third quarter of 2017, from $3.8 million for the third quarter of 2016.  Higher interest income on loans for the third quarter of 2017 resulted from an increase of $32.9 million in the average balance of loans receivable, which increased interest income by $354 thousand.  However, the average yield on loans during the third quarter of 2017 decreased by 7 basis points compared to the third quarter of 2016, which reduced interest income by $62 thousand.  The decrease in the average yield on loans primarily resulted from the payoff of loans with higher rates than those originated over the last year.  The lower rates on loan originations primarily reflect the overall continued low interest rate environment and competitive market conditions.

Interest income on securities and other short-term investments increased by $39 thousand to $217 thousand for the third quarter of 2017, from $178 thousand for the third quarter of 2016.  Interest income on short-term investments increased by $60 thousand, primarily reflecting an increase of 85 basis points in the average yield on short-term investments, which was offset in part by a decrease of $11 thousand in interest income on securities and a decrease of $10 thousand in dividend income earned on our investment in FHLB stock.

Interest expense on deposits increased by $43 thousand to $611 thousand for the third quarter of 2017, from $568 thousand for the third quarter of 2016.  Higher interest expense on deposits for the third quarter of 2017 primarily resulted from an increase of 4 basis points in the average cost of deposits, which increased interest expense by $42 thousand.  The average balance of deposits increased by $8.0 million, which increased interest expense by $1 thousand.

Interest expense on borrowings increased by $75 thousand to $494 thousand for the third quarter of 2017, from $419 thousand for the third quarter of 2016.  Higher interest expense on borrowings for the third quarter of 2017 primarily resulted from an increase of $20.9 million in the average balance of FHLB advances, which increased interest expense by $104 thousand, offset in part by a decrease of 19 basis points in the average cost of FHLB advances, which reduced interest expense by $36 thousand.  Additionally, the interest rate on our junior subordinated debentures increased during the third quarter of 2017, resulting in additional interest expense of $7 thousand.

For the nine months ended September 30, 2017, net interest income increased by $782 thousand to $9.3 million from $8.5 million for the same period a year ago, as the impact of a higher average balance of interest-earning assets more than offset the impact of a lower net interest margin.  Average interest-earning assets increased by $44.5 million to $432.6 million for the nine months ended September 30, 2017 from $388.1 million for the same period in 2016, primarily as a result of higher average balance of loans receivable.  The net interest margin decreased by 6 basis points to 2.87% for the nine months ended September 30, 2017 from 2.93% for the same period in 2016, primarily due to the decline in average yield on loans.

During the nine months ended September 30, 2017, the average balance of loans receivable increased by $58.3 million, which increased interest income by $1.8 million.  However, the average yield on loans decreased by 24 basis points compared to the corresponding period of 2016, which reduced interest income by $637 thousand.

The increase of $1.2 million in interest income on loans was partially offset by higher interest expense on deposits and borrowings for the nine months ended September 30, 2017 compared to the corresponding period in 2016.  Interest expense on deposits increased by $186 thousand, primarily due to an increase of $23.9 million in the average balance of deposits and an increase of two basis points in the average cost of deposits compared to the nine months ended September 30, 2016.  The higher average balance of deposits increased interest expense by $131 thousand and the higher average cost of deposits increased interest expense by $55 thousand.  Interest expense on borrowings increased by $248 thousand, primarily due to an increase of $23.3 million in the average balance of FHLB advances, which increased interest expense by $347 thousand, offset in part by a decrease of 21 basis points in the average cost of FHLB advances, which reduced interest expense by $119 thousand.  Additionally, the cost of Debentures increased by 52 basis points and resulted in additional interest expense of $20 thousand.

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

	For the three months ended

	September 30, 2017			September 30, 2016

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$29,576	$97	1.31%	$6,384	$5	0.31%
Federal funds sold	-	-	-	25,724	32	0.50%
Securities	11,801	69	2.34%	15,094	80	2.12%
Loans receivable (1)	383,919	4,127	4.30%	351,035	3,835	4.37%
FHLB stock	2,916	51	7.00%	2,573	61	9.48%
Total interest-earning assets	428,212	$4,344	4.06%	400,810	$4,013	4.00%
Non-interest-earning assets	10,431			9,037
Total assets	$438,643			$409,847

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$37,515	$67	0.71%	$27,948	$41	0.59%
Passbook deposits	38,593	31	0.32%	36,197	28	0.31%
NOW and other demand deposits	32,924	7	0.09%	30,395	5	0.07%
Certificate accounts	180,001	506	1.12%	186,432	494	1.06%
Total deposits	289,033	611	0.85%	280,972	568	0.81%
FHLB advances	91,141	444	1.95%	70,250	376	2.14%
Junior subordinated debentures	5,100	50	3.92%	5,100	43	3.37%
Total interest-bearing liabilities	385,274	$1,105	1.15%	356,322	$987	1.11%
Non-interest-bearing liabilities	5,746			6,121
Stockholders’ Equity	47,623			47,404
Total liabilities and stockholders’ equity	$438,643			$409,847

Net interest rate spread (2)		$3,239	2.91%		$3,026	2.89%
Net interest rate margin (3)			3.03%			3.02%
Ratio of interest-earning assets to interest-bearing liabilities			111.14%			112.49%

(1)         Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.  We did not have any loans receivable held for sale during the three months ended September 30, 2016.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended

	September 30, 2017			September 30, 2016

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:

Interest-earning deposits	$25,647	$218	1.13%	$6,241	$15	0.32%
Federal funds sold	-	-	-	31,008	114	0.49%
Securities	12,368	217	2.34%	14,816	247	2.22%
Loans receivable (1)	391,809	12,035	4.10%	333,490	10,855	4.34%
FHLB stock	2,809	147	6.98%	2,573	170	8.81%
Total interest-earning assets	432,633	$12,617	3.89%	388,128	$11,401	3.92%
Non-interest-earning assets	10,718			9,157
Total assets	$443,351			$397,285

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$34,126	$170	0.66%	$26,102	$109	0.56%
Passbook deposits	39,385	94	0.32%	36,249	86	0.32%
NOW and other demand deposits	32,018	14	0.06%	29,995	15	0.07%
Certificate accounts	185,785	1,504	1.08%	175,090	1,386	1.06%
Total deposits	291,314	1,782	0.82%	267,436	1,596	0.80%
FHLB advances	94,423	1,372	1.94%	71,095	1,144	2.15%
Junior subordinated debentures	5,100	143	3.74%	5,100	123	3.22%
Total interest-bearing liabilities	390,837	$3,297	1.12%	343,631	$2,863	1.11%
Non-interest-bearing liabilities	5,681			6,681
Stockholders’ Equity	46,833			46,973
Total liabilities and stockholders’ equity	$443,351			$397,285

Net interest rate spread (2)		$9,320	2.77%		$8,538	2.81%
Net interest rate margin (3)			2.87%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			110.69%			112.95%

(1)         Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.  We did not have any loans receivable held for sale during the nine months ended September 30, 2016.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision recapture

We recorded a loan loss provision recapture of $300 thousand for the third quarter of 2017, whereas no loan loss provision recapture was recorded for the third quarter of 2016.  The loan loss provision recapture during the third quarter of 2017 was primarily due to payoffs and recoveries of problem loans, as well as continued improvement in the overall quality of our loan portfolio.  See “Allowance for Loan Losses (ALLL)” below for additional information.

Non-interest Income

Non-interest income for the third quarter of 2017 totaled $305 thousand, compared to $144 thousand for the third quarter of 2016.  The increase of $161 thousand in non-interest income primarily reflected a gain of $160 thousand from the sale of loans during the third quarter of 2017, whereas we did not sell any loans during the third quarter of 2016.

For the nine months ended September 30, 2017, non-interest income totaled $2.0 million, compared to $886 thousand for the same period a year ago.  The increase of $1.1 million in non-interest income was primarily due to an insurance litigation settlement of $1.2 million and a gain of $383 thousand from the sale of loans during the nine months ended September 30, 2017.  These increases were partially offset by a grant of $265 thousand that we received from the CDFI Fund during the nine months ended September 30, 2016.  Additionally, the results for the nine months ended September 30, 2016 included an unusually large early withdrawal fee that generated income of $80 thousand, a loan extension fee of $50 thousand, and a foreclosure forbearance fee of $38 thousand.

Non-interest Expense

Non-interest expense for the third quarter of 2017 totaled $3.1 million, compared to $2.8 million for the third quarter of 2016.  The increase of $214 thousand in non-interest expense during the third quarter of 2017 was primarily due to an increase of $149 thousand in compensation and benefits expense, primarily reflecting salary increases, higher staffing levels and a lower amount of salary deferred as loan origination costs, compared to the same period a year ago.  Additionally, other expense increased by $116 thousand during the third quarter of 2017 primarily due to payment of $75 thousand of expenses related to the U.S. Treasury’s sale of a portion of its holdings of our shares to a Southern California- based bank and a provision of $41 thousand for unfunded commitments.  The sale of shares by the U.S. Treasury, combined with three other sales by the U.S. Treasury over the past 10 months, lowered the U.S. Treasury’s holding to less than 10% of our equity interests.  The increases in non-interest expense were partially offset by a decrease of $50 thousand in professional services expense, primarily legal expenses, during the third quarter of 2017 compared to the third quarter of 2016.

For the nine months ended September 30, 2017, non-interest expense totaled $8.8 million, compared to $8.7 million for the same period a year ago.  The increase of $75 thousand in non-interest expense was primarily due to an increase of $244 thousand in other expense and an increase of $70 thousand in occupancy expense, which were partially offset by a decrease of $148 thousand in compensation and benefits expense and a decrease of $92 thousand in professional services expense.  Other expense increased by $244 thousand primarily due to payments of $214 thousand for expenses related to three sales by the U.S. Treasury of a portion of its holdings of our shares.  Compensation and benefits expense decreased by $148 thousand primarily due to a reversal to reduce a deferred compensation liability due to a former executive by $700 thousand, which was partially offset by a net increase of $85 thousand in stock based compensation expense and a net increase of $441 thousand in salary expense.  Professional services expense decreased by $92 thousand during 2017 primarily due to the timing of third-party loan review costs.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 34.0% and the California income tax rate of 10.84% to taxable income.  We recorded income tax expense of $284 thousand during the third quarter and $1.2 million for the nine months ended September 30, 2017, compared to $0 and $2 thousand for the comparable periods in 2016.  Our effective income tax rate was 36.1% and 35.0% for the three and nine months ended September 30, 2017, respectively, compared to 0.0% for the comparable periods in 2016.  The tax expense for 2016 primarily reflected the statutory minimum taxes payable to the State of California and the existence of and adjustment to the valuation allowance on deferred tax assets.  We eliminated the balance of our valuation allowance on deferred tax assets at the end of 2016.  The deferred tax assets totaled $5.7 million at September 30, 2017, and $6.9 million at December 31, 2016.

Financial Condition

Total Assets

Total assets increased by $11.6 million to $440.7 million at September 30, 2017 from $429.1 million at December 31, 2016.  The growth in assets included an increase of $49.9 million in cash and cash equivalents, an increase of $22.5 million in loans receivable held for sale and an increase of $1.0 million in REO, which were partially offset by a decrease of $58.9 million in net loans receivable held for investment, a decrease of $1.7 million in securities available-for-sale and a decrease of $1.2 million in deferred tax assets.  We intend to re-invest cash generated from the loans sold prior to the end of September into purchases of prime single-family loans and mortgage securities to increase our interest income.

Loans Receivable Held for Sale

Loans receivable held for sale at September 30, 2017 totaled $22.5 million and consisted of multi-family residential (“MFR”) loans.  During the nine months ended September 30, 2017, we allocated $94.7 million, or 96%, of our originations during the period as held for sale and we transferred $9.3 million of MFR loans from the portfolio of loans held for investment to the portfolio of loans held for sale as part of our loan concentration risk management program.  Also, during the nine months ended September 30, 2017, we completed sales of $81.1 million of MFR loans generating a gain of $383 thousand.  Loan repayments on loans receivable held for sale totaled $318 thousand during the nine months ended September 30, 2017.  We had no loans receivable held for sale during 2016.

Loans Receivable Held for Investment

Our gross loan portfolio (loans receivable held for investment before net deferred loan costs and premiums and ALLL) decreased by $59.2 million to $323.1 million at September 30, 2017 from $382.3 million at December 31, 2016, primarily due to loan repayments.  The decrease in our loan portfolio during the nine months ended September 30, 2017 consisted of a decrease of $35.1 million in our MFR real estate loan portfolio, a decrease of $15.3 million in our single family residential real estate loan portfolio, a decrease of $6.6 million in our church loan portfolio, a decrease of $2.8 million in our commercial real estate loan portfolio and an increase of $557 thousand in our construction loan portfolio.

In order to comply with regulatory loan concentration guidelines, we decreased our MFR portfolio during the nine months ended September 30, 2017 and concentrated on originating MFR loans for sale rather than for investment.  Therefore, loan repayments exceeded originations in our held for investment portfolio.  We originated $4.7 million in MFR loans for that portfolio during the nine months ended September 30, 2017, compared to $90.8 million during the nine months ended September 30, 2016.  Loan repayments during the nine months ended September 30, 2017 totaled $54.1 million, compared to $50.9 million during the nine months ended September 30, 2016.  As mentioned above, we also transferred $9.3 million of MFR loans from held for investment to held for sale.

During the third quarter of 2017, we received a deed in lieu of foreclosure for a loan that had been written down to a carrying amount of $506 thousand.  A new REO was recorded at fair value, net of estimated selling costs, of $958 thousand, which resulted in a recovery of $201 thousand for the prior charge-off of principal and interest income of $251 thousand for interest payments applied to principal balance while the loan was on non-accrual status.

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

Our ALLL was $4.2 million, or 1.30% of our gross loans receivable held for investment, at September 30, 2017, decreasing from $4.6 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2016, primarily due to loan loss provision recaptures of $950 thousand, which was partially offset by recoveries of $560 thousand.  The reduction in ALLL at September 30, 2017 compared to December 31, 2016, and the loan loss provision recaptures during the nine months ended September 30, 2017, reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the size of our loan portfolio, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of September 30, 2017, delinquent loans totaled $737 thousand, compared to $1.4 million at December 31, 2016.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2017, NPLs totaled $2.2 million, compared to $2.9 million at December 31, 2016.  The decrease of $784 thousand in NPLs during the nine months ended September 30, 2017 was primarily due to loan repayments of 573 thousand and a transfer to REO of $506 thousand, offset in part by the addition of a loan for $295 thousand to non-accrual status.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2017, $1.5 million, or 80%, of our NPLs were current in their payments, compared to $2.9 million, or 100% of our NPLs, that were current at December 31, 2016.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which was 195.05% at September 30, 2017, compared to 156.35% at December 31, 2016.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the nine months ended September 30, 2017 and 2016.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 44% of estimated fair value less estimated selling costs as of September 30, 2017.

Recoveries during the nine months ended September 30, 2017 and 2016 totaled $560 thousand and $319 thousand, respectively.  Recoveries primarily resulted from payoffs of loans that had been previously partially charged off.

Impaired loans at September 30, 2017 were $9.8 million, compared to $11.9 million at December 31, 2016.  The decrease of $2.1 million in impaired loans was primarily due to repayments of $1.6 million and one transfer to REO totaling $506 thousand.  Specific reserves for impaired loans were $629 thousand, or 6.44% of the aggregate impaired loan amount at September 30, 2017, compared to $656 thousand, or 5.51%, at December 31, 2016.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.30% at September 30, 2017, compared to 1.06% at December 31, 2016.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2017, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $7.5 million to $294.9 million at September 30, 2017 from $287.4 million at December 31, 2016.

Core deposits (NOW, demand, money market and passbook accounts) increased by $7.4 million during the nine months ended September 30, 2017 and represented 37% and 35% of total deposits at September 30, 2017 and December 31, 2016, respectively.  The increase in core deposits primarily resulted from our new money market product.  During the nine months ended September 30, 2017, certificates of deposit (“CDs”) increased by $53 thousand and represented 63% and 65% of total deposits at September 30, 2017 and December 31, 2016, respectively.  The increase in CDs during the nine months ended September 30, 2017 was primarily due to an increase of $27.8 million in Certificate of Deposit Account Registry Service (“CDARS”) accounts and an increase of $18.3 million in retail CDs, which were partially offset by a decrease of $46.0 million in QwickRate CDs.  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At September 30, 2017, we had approximately $14.0 million in CDARS Reciprocal and $43.331.1 million in CDARS One-Way Buy, compared to $6.9 million in CDARS Reciprocal and $21.7 million in CDARS One-Way Buy at December 31, 2016.

One customer relationship accounted for approximately 11% of our deposits at September 30, 2017.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

FHLB advances increased to $86.0 million at September 30, 2017 from $85.0 million at December 31, 2016.  The weighted average interest rate on FHLB advances increased 4 basis points to 1.98% at September 30, 2017, from 1.94% at December 31, 2016 primarily due to new advances totaling $29.5 million with an average interest rate of 1.78% and payoff of $28.5 million of advances with an average interest rate of 1.66%.

Subordinated debentures issued by the Company remained unchanged at $5.1 million at September 30, 2017 and December 31, 2016.

Stockholders’ Equity

Stockholders’ equity was $48.1 million, or 10.92% of the Company’s total assets, at September 30, 2017, compared to $45.5 million, or 10.61% of the Company’s total assets, at December 31, 2016.  The Company’s book value was $1.75 per share as of September 30, 2017, compared to $1.66 per share as of December 31, 2016.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $29.0 million at September 30, 2017.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at September 30, 2017 consisted of $68.3 million in cash and cash equivalents and $10.9 million in securities available-for-sale that were not pledged, compared to $18.4 million in cash and cash equivalents and $12.6 million in securities available-for-sale that were not pledged at December 31, 2016.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and a dividend received from the Bank in December 2016.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $9.1 million and $4 thousand during the nine months ended September 30, 2017 and 2016, respectively.  Net cash outflows from operating activities during the nine months ended September 30, 2017 were primarily attributable to originations of multi-family loans for the Bank’s loans held for sale portfolio.

The Company recorded consolidated net cash inflows from investing activities of $50.6 million during the nine months ended September 30, 2017, compared to consolidated net cash outflows from investing activities of $40.0 million during the nine months ended September 30, 2016.  Net cash inflows from investing activities during the nine months ended September 30, 2017 were primarily attributable to repayments on loans held for investment and securities available-for-sale.

The Company recorded consolidated net cash inflows from financing activities of $8.5 million and $10.5 million during the nine months ended September 30, 2017 and 2016, respectively.  Net cash inflows from financing activities during the nine months ended September 30, 2017 were primarily attributable to increases in deposits.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2017.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.  There were no significant changes during the quarter ended September 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2017	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer