Form 10-K
period 2017-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2018-03-26
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2017 and 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $52,798,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 8, 2018, 18,713,729 shares of the Registrant's voting common stock and 8,756,396 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2018 annual meeting of stockholders, which will be filed no later than April 30, 2018, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the new Administration in Washington, D.C.; (6) actions undertaken by both current and potential new competitors; (7) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (8) the effect of changes in economic conditions; (9) the effect of geopolitical uncertainties; (10) an inability to obtain and retain sufficient operating cash at our holding company; and (11) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is currently regulated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is currently regulated by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco. See "Regulation" for further descriptions of the regulatory systems to which the Company and the Bank are subject.

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

Business Overview

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal's principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by (i) residential properties with five or more units ("multi-family"), (ii) commercial real estate and (iii) residential properties with one-to-four units ("single family"). In addition, we invest in securities issued by federal government agencies, residential mortgage-backed securities and other investments.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family residential properties, single family residential properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2017, our net loan portfolio, excluding loans held for sale, totaled $334.9 million, or 81% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs"), most of which are hybrid ARM loans (ARM loans having an initial fixed rate period, followed by an adjustable rate period, for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2017, more than 99% of our mortgage loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed-rate period or may be subject to interest rate floors. Loans in their initial fixed-rate period totaled $276.3 million or 82% of our gross loan portfolio at December 31, 2017.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$111,085	32.93%	$104,807	27.42%	$130,891	42.50%	$39,792	14.03%	$46,459	18.09%
Multi-family	187,455	55.57%	229,566	60.05%	118,616	38.52%	171,792	60.58%	113,218	44.09%
Commercial real estate	6,089	1.80%	8,914	2.33%	11,442	3.72%	16,722	5.90%	26,697	10.39%
Church	30,848	9.14%	37,826	9.90%	46,390	15.06%	54,599	19.26%	67,934	26.45%
Construction	1,678	0.50%	837	0.22%	343	0.11%	387	0.14%	424	0.17%
Commercial	192	0.06%	308	0.08%	270	0.09%	262	0.09%	2,067	0.80%
Consumer	7	0.00%	6	0.00%	4	0.00%	9	0.00%	38	0.01%

Gross loans	337,354	100.00%	382,264	100.00%	307,956	100.00%	283,563	100.00%	256,837	100.00%

Plus:
Premiums on loans purchased	360		510		709		228		272
Deferred loan costs, net	1,220		1,297		349		1,333		901
Less:
Unamortized discounts	14		14		15		16		17
Allowance for loan losses	4,069		4,603		4,828		8,465		10,146

Total loans held for investment	$334,851		$379,454		$304,171		$276,643		$247,847

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi-family loans amounted to $187.5 million and $229.6 million at December 31, 2017 and 2016, respectively. Multi-family loans represented 56% of our gross loan portfolio at December 31, 2017 compared to 60% of our gross loan portfolio at December 31, 2016. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2017, our single largest multi-family credit had an outstanding balance of $4.5 million, was current, and was secured by a 29-unit apartment complex in Whittier, California. At December 31, 2017, the average balance of a loan in our multi-family portfolio was $815 thousand.

Our commercial real estate loans amounted to $6.1 million and $8.9 million at December 31, 2017 and 2016, respectively. Commercial real estate loans represented 2% of our gross loan portfolio at December 31, 2017 and 2016. All of the commercial real estate loans outstanding at December 31, 2017 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2017, our single largest commercial real estate credit had an outstanding principal balance of $1.6 million, was current and was secured by a commercial building located in Van Nuys, California. At December 31, 2017, the average balance of a loan in our commercial real estate portfolio was $320 thousand.

The interest rates on multi-family and commercial ARM loans are based on a variety of indices, including the 6-Month London InterBank Offered Rate Index ("6-Month LIBOR"), the 1-Year Constant Maturity Treasury Index ("1-Yr CMT"), the 12-Month Treasury Average Index ("12-MTA"), the 11th District Cost of Funds Index ("COFI"), and the Wall Street Journal Prime Rate ("Prime Rate"). We currently offer adjustable rate loans with interest rates that adjust semi-annually, or semi-annually upon expiration of their three or five year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

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

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of loans. As of December 31, 2017, our out-of-state loans totaled $2.6 million and our single largest out-of-state credit had an outstanding principal balance of $654 thousand, was current, and was secured by a church building located in Chandler, Arizona.

Our church loans totaled $30.8 million and $37.8 million at December 31, 2017 and 2016, respectively. Church loans represented 9% of our gross loan portfolio at December 31, 2017, compared to 10% of our gross loan portfolio at December 31, 2016. We ceased originating church loans in 2010. As of December 31, 2017, our single largest church loan had an outstanding balance of $2.0 million, was current, and was secured by a church building in Hawthorne, California. At December 31, 2017, the average balance of a loan in our church loan portfolio was $531 thousand.

Single Family Mortgage Lending

While we have been primarily a multi-family and commercial real estate lender, we also purchase ARM loans secured by single family residential properties, including investor-owned properties, with maturities of up to 30 years. Single family loans totaled $111.1 million and $104.8 million at December 31, 2017 and 2016, respectively. Of the single family residential mortgage loans that we had outstanding at December 31, 2017, more than 99% had adjustable rate features. During 2017, we purchased $24.6 million principal amount of single-family loans, which were secured by properties primarily located in Northern California. Of the $111.1 million of single family loans at December 31, 2017, $8.3 million are secured by investor-owned properties.

The interest rates for our single family ARMs are indexed to COFI, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust semi-annually, or semi-annually upon expiration of their three or five year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed rate period or may be subject to interest rate floors.

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

Construction Lending

Construction loans totaled $1.7 million and $837 thousand at December 31, 2017 and 2016, respectively, representing less than 1% of our gross loan portfolio. We provide loans for the construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% and a loan-to-cost ratio of 70% to 80% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. Two construction participation loans totaling $3.5 million were originated during 2017. Of this amount, $483 thousand was disbursed as of December 31, 2017.

Commercial Lending

We have originated non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans are originated with maturities of up to 5 years. Commercial loans amounted to $192 thousand and $308 thousand at December 31, 2017 and 2016, respectively, representing less than 1% of our gross loan portfolio. We are not currently originating non-real estate commercial loans.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2017	2016	2015
	(In thousands)
Gross loans (1):
Beginning balance	$382,264	$307,956	$302,856
Loans originated:
Single family	-	-	1,921
Multi-family	114,489	136,794	110,525
Construction	841	837	-
Commercial	69	45	75

Total loans originated	115,399	137,676	112,521

Loans purchased:
Single family	24,640	-	99,663

Total loans purchased	24,640	-	99,663

Less:
Principal repayments	65,169	63,368	41,690
Sales of loans	96,945	-	164,103
Loan charge-offs	-	-	89
Transfer of loans to real estate owned	503	-	1,202

Ending balance (2)	$359,686	$382,264	$307,956

(1)
Amount is before deferred origination costs, purchase premiums and discounts.
(2)
Includes loans receivable held for sale totaling $22.3 million at December 31, 2017, exclusive of $38 thousand in deferred origination costs. We did not have any loans receivable held for sale at December 31, 2016 and 2015.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $6,500,000, the new loan must be approved by a Senior Underwriter, the Chief Executive Officer and Chief Credit Officer, plus a majority of the Board-appointed non-management Loan Committee members. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. During 2017, we purchased $24.6 million principal amount of single family loans, which are being serviced by the seller. We did not purchase any loans during the year ended December 31, 2016.

We originate loans for investment and for sale. Loan sales are generally made from the loans receivable held-for-sale portfolio and from loans originated during the period that are designated as held for sale. During 2017, we originated $110.4 million of multi-family loans for sale, transferred $9.3 million of multi-family loans from held for investment to held-for-sale and sold $96.9 million of multi-family loans in order to comply with regulatory loan concentration guidelines. We did not originate any loans for sale, nor did we sell any loans during 2016.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2017 and 2016, we were servicing $3.6 million and $4.1 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2017 and 2016, we had $24 thousand and $32 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2017, and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
After one year:
One year to five years	$273	$474	$2,006	$16,169	$119	$65	$—	$19,106
After five years	110,808	186,981	4,083	14,679	—	127	—	316,678

Total due after one year	111,081	187,455	6,089	30,848	119	192	—	335,784
One year or less	4	—	—	—	1,559	—	7	1,570

Total	$111,085	$187,455	$6,089	$30,848	$1,678	$192	$7	$337,354

Loans in their initial fixed rate period totaled $276.3 million or 82% of our loan portfolio at December 31, 2017. The average initial fixed rate period as of December 31, 2017 was 3.2 years.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2017				December 31, 2016				December 31, 2015

	Loans delinquent				Loans delinquent				Loans delinquent

	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
Single family	1	$50	-	$-	1	$64	-	$-	-	$-	-	$-
Church	-	-	-	-	-	-	-	-	-	-	1	456

Total	1	$50	-	$-	1	$64	-	$-	-	$-	1	$456

% of Gross Loans (1)		0.01%		0.00%		0.01%		0.00%		0.00%		0.15%

(1)
Includes loans receivable held for sale at December 31, 2017.

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2017 decreased to $2.6 million, or 0.64% of total assets, from $2.9 million, or 0.69% of total assets, at December 31, 2016.

Non-accrual loans decreased by $1.1 million to $1.8 million at December 31, 2017, from $2.9 million at December 31, 2016. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2017, $1.4 million, or 81% of our non-accrual loans, were current in their payments, but were treated as non-accrual primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information. The $1.1 million decrease in non-accrual loans was primarily due to transfer to REO of $503 thousand, payoffs of $340 thousand and repayments of $335 thousand.

The following table provides information regarding our non-performing assets at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Single family	$-	$-	$302	$736	$1,441
Multi-family	-	-	779	1,618	2,985
Commercial real estate	-	-	259	1,174	1,391
Church	1,766	2,944	2,887	5,232	11,735
Commercial	-	-	-	102	150

Total non-accrual loans	1,766	2,944	4,227	8,862	17,702
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	878	-	360	2,082	2,084

Total non-performing assets	$2,644	$2,944	$4,587	$10,944	$19,786

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	0.49%	0.77%	1.37%	2.93%	6.89%
Non-performing assets as a percentage of total assets	0.64%	0.69%	1.14%	3.12%	5.95%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2017 or 2016. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2017.

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

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non-accrual loans totaled $1.4 million at December 31, 2017 and $2.5 million at December 31, 2016. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $7.5 million at December 31, 2017 and $9.0 million at December 31, 2016.

During 2017, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $376 thousand. Actual interest recognized on non-accrual loans and included in net income for the year 2017 was $316 thousand, primarily reflecting interest recoveries on non-accrual loans that were paid off.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. During 2017, the Bank received a deed in lieu of foreclosure, which was recorded at fair value, net of estimated selling costs, of $878 thousand at December 31, 2017. We had no REO at December 31, 2016.

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

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2017		December 31, 2016

	Number	Amount	Number	Amount

	(Dollars in thousands)
Watch loans	3	$813	3	$2,417
Special mention loans	-	-	3	1,165

Total criticized loans	3	813	6	3,582

Substandard loans	17	6,395	23	11,021
REO	1	878	-	-

Total classified assets	18	7,273	23	11,021

Total	21	$8,086	29	$14,603

Classified assets decreased by $3.7 million to $7.3 million at December 31, 2017, from $11.0 million at December 31, 2016, primarily due to $2.3 million of payoffs and $1.4 million of classification upgrades. Criticized assets decreased by $2.8 million to $813 thousand at December 31, 2017, from $3.6 million at December 31, 2016, due to $551 thousand of payoffs and $2.6 million of classification upgrades, which were partially offset by $373 thousand of classification downgrades.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2017, impaired loans totaled $9.3 million and had an aggregate specific allowance allocation of $585 thousand.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $4.1 million, or 1.20% of loans held for investment was appropriate at December 31, 2017, compared to $4.6 million, or 1.20% of loans held for investment at December 31, 2016.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2017. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in thousands)
Single family	$594	32.93%	$367	27.42%	$597	42.50%	$1,174	14.03%	$1,930	18.09%
Multi-family	2,300	55.57%	2,659	60.05%	1,658	38.52%	2,726	60.58%	1,726	44.09%
Commercial real estate	71	1.80%	215	2.33%	469	3.72%	496	5.90%	1,473	10.39%
Church	1,081	9.14%	1,337	9.90%	2,083	15.06%	4,047	19.26%	4,949	26.45%
Construction	17	0.50%	8	0.22%	3	0.11%	7	0.14%	7	0.17%
Commercial	6	0.06%	17	0.08%	18	0.09%	12	0.09%	55	0.80%
Consumer	-	0.00%	-	0.00%	-	0.00%	3	0.00%	6	0.01%

Total allowance for loan losses	$4,069	100.00%	$4,603	100.00%	$4,828	100.00%	$8,465	100.00%	$10,146	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2017		2016		2015	2014	2013
	(Dollars in thousands)
Allowance balance at beginning of year	$4,603		$4,828		$8,465	$10,146	$11,869
Charge-offs:
Single family	-		-		(4)	(133)	(220)
Multi-family	-		-		-	-	(661)
Commercial real estate	-		-		-	(8)	(1,180)
Church	-		-		(85)	(533)	(770)
Commercial	-		-		-	(19)	-

Total charge-offs	-		-		(89)	(693)	(2,831)

Recoveries:
Single family	30		47		129	2	300
Commercial real estate	-		248		-	-	116
Church	536		22		23	859	25
Commercial	-		8		-	1,083	253

Total recoveries	566		325		152	1,944	694

Provision (recapture) charged to earnings	(1,100)		(550)		(3,700)	(2,932)	414

Allowance balance at end of year	$4,069		$4,603		$4,828	$8,465	$10,146

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.16%	)	(0.10%	)	(0.02% )	(0.46% )	0.84%
ALLL as a percentage of gross loans, excluding loans receivable held for sale	1.20%		1.20%		1.56%	2.99%	3.95%
ALLL as a percentage of total non-accrual loans	230.41%		156.35%		114.22%	95.52%	57.32%
ALLL as a percentage of total non-performing assets	153.90%		156.35%		105.25%	77.35%	51.28%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, government Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2017, our securities portfolio, consisting primarily of federal agency debt and mortgage-backed securities, totaled $17.5 million, or 4% of total assets.

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

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2017. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2017
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Federal agency mortgage-backed securities	$4	2.90%	$175	4.23%	$3,402	2.48%	$8,427	2.88%	$12,008	2.78%
Federal agency debt	-	- %	1,976	2.00%	-	- %	3,510	2.68%	5,486	2.43%

Total	$4	2.90%	$2,151	2.18%	$3,402	2.48%	$11,937	2.82%	$17,494	2.67%

At December 31, 2017, the mortgage- backed securities in our portfolio have an estimated remaining life of 4.6 years.

Sources of Funds

General

Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we obtain funds from the amortization and prepayment of loans and investment securities, sales of loans and investment securities, advances from the FHLB of San Francisco, and cash flows generated by operations.

Deposits

We offer a variety of deposit accounts featuring a range of interest rates and terms. Our deposits principally consist of savings accounts, checking accounts, NOW accounts, money market accounts, and fixed-term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time we will negotiate the rate based on the amount of the deposit. We primarily rely on customer service and long-standing customer relationships to attract and retain deposits. We seek to maintain and increase our retail "core" deposit relationships, consisting of savings accounts, checking accounts and money market accounts because we believe these deposit accounts tend to be a stable funding source and are available at a lower cost than term deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $4.7 million and $9.2 million, respectively, at December 31, 2017 compared to $6.9 million and $56.0 million, respectively, at December 31, 2016.

During 2016, we rejoined a deposit program called Certificate of Deposit Account Registry Service ("CDARS"). CDARS is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network ("CDARS Reciprocal"). We may also accept deposits from other institutions when we have no reciprocal deposit ("CDARS One-Way Buy"). We had approximately $9.5 million in CDARS Reciprocal and $43.3 million in CDARS One-Way Buy at December 31, 2017, compared to $6.9 million in CDARS Reciprocal and $21.7 million in CDARS One-Way Buy at December 31, 2016.

The following table details the maturity periods of our certificates of deposit in amounts of $250 thousand or more at December 31, 2017.

	December 31, 2017
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$3,069	1.02%
Three to six months	4,627	1.16%
Six to twelve months	7,435	1.22%
Over twelve months	1,578	1.24%

Total	$16,709	1.17%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2017			2016			2015
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$38,318	13.14%	0.70%	$27,399	10.06%	0.58%	$21,917	9.12%	0.50%
Passbook deposits	39,064	13.39%	0.32%	36,611	13.45%	0.32%	36,252	15.09%	0.32%
NOW and other demand deposits	32,275	11.07%	0.07%	29,959	11.00%	0.07%	28,813	11.99%	0.07%
Certificates of deposit	181,993	62.40%	1.09%	178,292	65.49%	1.06%	153,291	63.80%	1.09%

Total	$291,650	100.00%	0.82%	$272,261	100.00%	0.80%	$240,273	100.00%	0.79%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2017, we had $65.0 million in FHLB advances and had the ability to borrow up to an additional $42.9 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2017	2016	2015
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$89,279	$71,940	$80,875
Maximum amount outstanding at any month-end during the year	$104,000	$85,000	$84,500
Balance outstanding at end of year	$65,000	$85,000	$72,000
Weighted average interest rate at end of year	1.86%	1.94%	2.15%
Average cost of advances during the year	1.97%	2.13%	2.24%
Weighted average maturity (in months)	18	13	24

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.15% at December 31, 2017. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

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

Personnel

At December 31, 2017, we had 68 employees, which included 63 full-time and 5 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal Bank, f.s.b, is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank is also a member of the FHLB System and is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Broadway Financial Corporation is regulated, examined and supervised by the FRB and is also required to file certain reports and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

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

Changes in the applicable laws or regulations of the OCC, the FDIC, the FRB or other regulatory authorities, or changes in interpretations of such regulations or in agency policies or priorities, could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company's debt and equity securities. The Company and its stock are also subject to rules and regulations issued by The NASDAQ Stock Market, LLC ("NASDAQ"), the principal exchange on which the Company's common stock is traded. Failure of the Company to conform to NASDAQ's rules and regulations could have an adverse impact on the Company and the value of the Company's equity securities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, the OTS, our former primary federal regulator, was merged into the OCC, which has taken over the regulation and supervision of all federal savings associations. The FRB acquired the OTS' authority over all savings and loan holding companies.

The Dodd-Frank Act established increased compliance obligations across a number of areas in the banking business and, among other changes, required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject. Under an existing FRB policy statement, bank holding companies with less than $500 million in total consolidated assets were not subject to consolidated capital requirements. In guidance effective as of May 15, 2015, the FRB formally applied the policy statement to savings and loan holding companies, such as the Company, and raised the applicable asset threshold to $1 billion. The Dodd-Frank Act requires savings and loan holding companies to serve as a source of financial strength for any subsidiary of the entity that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

The Dodd-Frank Act also includes provisions changing the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, and making permanent the $250,000 limit for federal deposit insurance that had initially been established on a temporary basis in reaction to the economic downturn in 2008.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau ("CFPB"). The CFPB has authority to supervise compliance with and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to banks and savings institutions of all sizes, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws, and has developed a number of new enforcement theories and applications of these laws. The CFPB's supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets. The other federal financial regulatory agencies, however, as well as state attorneys general and state banking agencies and other state financial regulators, have been increasingly active in this area with respect to institutions over which they have jurisdiction.

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

The Basel III Capital Rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under "Prompt Corrective Action." Management believes that, as of December 31, 2017, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

At December 31, 2017, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2017 and 2016 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.0%	$20,997	5.0%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.5%	$16,693	6.5%
Tier 1	$47,838	18.63%	$15,409	6.0%	$20,545	8.0%
Total Capital	$51,059	19.88%	$20,545	8.0%	$25,681	10.0%
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%

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

Guidance on Commercial Real Estate Lending

In December 2015, the federal banking agencies released a statement titled "Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Statement"). The CRE Statement expresses the banking agencies' concerns with banking institutions that ease their commercial real estate underwriting standards, directs financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicates that the agencies will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The banking agencies previously issued guidance titled "Prudent Commercial Real Estate Loan Workouts" which provides guidance for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties and details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The banking agencies had also issued previous guidance titled "Interagency Guidance on Concentrations in Commercial Real Estate" stating that a banking institution will be considered to be potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices, if total CRE loans represent 300% or more of its total capital and the outstanding balance of the institution's CRE loan portfolio has increased by 50% or more during the preceding 36 months.

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

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.7 million for Broadway Federal at December 31, 2017, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2017, our largest aggregate amount of loans to one borrower totaled $6.0 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires all federal savings banks to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank's permitted business activities in various respects, including operation under certain restrictions, such as limitations on new investments and activities, the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2017, the Bank was in compliance with the QTL test requirements.

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

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization's the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services.

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

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank's tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017, which lowered our federal income tax rate to 21% from 34% starting in year 2018. See Note 11 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

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

As of December 31, 2017, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.3 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2017 was $1.3 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $587 thousand during 2017.

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

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.89	$ 2.14	$ 2.67	$ 2.60
Low	$ 1.47	$ 1.63	$ 1.91	$ 2.00

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.99	$ 2.00	$ 2.50	$ 1.98
Low	$ 1.35	$ 1.79	$ 1.42	$ 1.42

The closing sale price for our common stock on the Nasdaq Capital Market on March 8, 2018 was $2.15 per share. As of March 8, 2018, we had 282 stockholders of record and 18,713,729 shares of voting common stock outstanding. At that date, we also had 8,756,396 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

In general, we may pay dividends out of funds legally available for that purpose at such times as our Board of Directors determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. We suspended our prior policy of paying regular cash dividends in May 2010 in order to retain capital for reinvestment in the Company's business. In addition, pursuant to the Order issued to the Company in September 2010 (which was terminated by the FRB in February 2016), the Company could not declare or pay dividends or make other capital distributions, which term included repurchases of stock, without receipt of prior written notice of non-objection to such capital distribution from the FRB.

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

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	537,500	$2.19	1,312,015
Equity compensation plans not approved by security holders:
None	-	-	-

Total	537,500	$2.19	1,312,015

As of December 31, 2017, 120,483 shares of restricted stock and 30,002 shares of voting common stock had been issued under the 2008 Long Term Incentive Plan. Our Board of Directors intends to consider issuing equity incentives to certain key employees as a form of long-term compensation that will help align the interests of senior management with those of our stockholders. However, our ability to issue options and other forms of equity incentives to our Chief Executive Officer was restricted pursuant to the terms of the agreements entered into in 2008 and 2009 pursuant to which the U.S. Treasury invested in the Company.

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

Overview

Total assets decreased by $15.4 million to $413.7 million at December 31, 2017 from $429.1 million at December 31, 2016. The decrease in total assets during 2017 primarily consisted of a decrease of $44.6 million in net loans receivable held for investment and a decrease of $1.8 million in deferred tax assets, which were partially offset by an increase of $22.4 million in loans receivable held for sale, an increase of $4.3 million in securities available-for-sale, an increase of $3.8 million in cash and cash equivalents and an increase of $878 thousand in REO.

During 2017, total deposits increased by $3.9 million, primarily reflecting an increase of $9.2 million in liquid deposits and a decrease of $5.3 million in CDs. FHLB advances decreased by $20.0 million during 2017 as we repaid $49.5 million in maturing advances and borrowed $29.5 million in new advances from the FHLB.

We recorded net income of $1.9 million for the year ended December 31, 2017, compared to $3.5 million for the year ended December 31, 2016. Our net income for the year 2017 included an additional income tax expense of $519 thousand resulting from the enactment of the Tax Cuts and Jobs Act of 2017, whereas in 2016, our net income was positively impacted by the reversal of the remaining valuation allowance on our deferred tax assets which resulted in an income tax benefit of $2.2 million. We also recorded higher non-interest income, interest income and loan loss provision recaptures during 2017 compared to 2016.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for or recapture of loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans, REO and securities, non-interest expenses and income taxes.

Net Income

We recorded net income of $1.9 million, or $0.07 per diluted share, for the year ended December 31, 2017, compared to net income of $3.5 million, or $0.12 per diluted share for the year ended December 31, 2016. The lower earnings during 2017 compared to 2016 resulted primarily from certain income tax adjustments in both years. Our income tax expense for the year ended December 31, 2017 totaled $1.9 million and included an additional tax expense of $519 thousand due to the enactment of the Tax Cuts and Jobs Act of 2017, which required adjustment of our deferred tax assets to recognize the decrease in the federal income tax rate to 21% from 34%. In comparison, for the year ended December 31, 2016, we recorded an income tax benefit of $2.2 million, which resulted from the reversal of the valuation allowance on our deferred tax assets. Pre-tax earnings increased by $2.5 million during

2017, compared to 2016, primarily due to increases in non-interest income, net interest income, and loan loss provision recaptures.

Net Interest Income

For the year ended December 31, 2017, net interest income increased by $526 thousand to $11.9 million, from $11.4 million for the same period in 2016. Interest income on loans increased by $912 thousand to $15.4 million for the year ended December 31, 2017, from $14.5 million for the same period in 2016, primarily due to an increase of $40.0 million in the average balance of loans receivable, which increased to $381.3 million for 2017 from $341.3 million for 2016 and resulted in additional interest income of $1.6 million. Partially offsetting this increase was the impact of a decrease of 20 basis points in the average yield on loans to 4.04% for 2017, from 4.24% for 2016, which reduced loan interest income by $726 thousand.

Other interest income increased by $90 thousand to $572 thousand for the year ended December 31, 2017, from $482 thousand for the same period in 2016. The increase in other interest income was primarily due to an increase of $205 thousand in interest income on interest-bearing deposits, which was partially offset by a decrease of $115 thousand in dividend income earned on the Bank's investment in FHLB stock. The increase in interest income on interest-bearing deposits primarily resulted from higher interest rates earned on interest-bearing deposits during 2017. The decrease in dividend income earned on the Bank's investment in FHLB stock primarily resulted from the Bank not receiving special dividends in 2017, compared to $88 thousand of special dividends received during 2016.

Interest expense on deposits increased by $218 thousand to $2.4 million for the year ended December 31, 2017, from $2.2 million for the same period in 2016. The increase in interest expense on deposits was primarily due to an increase of $19.4 million in the average balance of deposits to $291.7 million for 2017 from $272.3 million for 2016, which increased interest expense by $121 thousand. Additionally, the average cost of deposits increased by 2 basis points to 0.82% for 2017, from 0.80% for 2016, which increased interest expense by $97 thousand.

Interest expense on borrowings increased by $253 thousand to $2.0 million for the year ended December 31, 2017, from $1.7 million for the same period in 2016. The increase in interest expense on borrowings was primarily due to an increase of $17.3 million in the average balance of FHLB borrowings, which increased interest expense by $348 thousand. Additionally, due to increases in LIBOR rates, the average cost of Debentures increased by 53 basis points to 3.80% for 2017, from 3.27% for 2016, which increased interest expense by $27 thousand. Partially offsetting these increases was the impact of a decrease of 16 basis points in the average cost of FHLB borrowings, primarily reflecting maturities of higher rate advances, which reduced interest expense by $122 thousand.

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

	For the year ended December 31,
	2017				2016
(Dollars in Thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short-term investments	$30,486	$373		1.22%	$35,053	$168		0.48%
Securities	13,408	318		2.37%	14,578	323		2.22%
Loans receivable (1)	381,293	15,397	(2)	4.04%	341,324	14,485	(3)	4.24%
FHLB stock	2,836	199		7.02%	2,573	314		12.20%

Total interest-earning assets	428,023	$16,287		3.81%	393,528	$15,290		3.89%

Non-interest-earning assets	10,747				9,113

Total assets	$438,770				$402,641

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$38,318	$268		0.70%	$27,399	$158		0.58%
Passbook deposits	39,064	125		0.32%	36,611	117		0.32%
NOW and other demand deposits	32,275	20		0.06%	29,959	20		0.07%
Certificate accounts	181,993	1,985		1.09%	178,292	1,885		1.06%

Total deposits	291,650	2,398		0.82%	272,261	2,180		0.80%
FHLB advances	89,279	1,756		1.97%	71,940	1,530		2.13%
Junior subordinated debentures	5,100	194		3.80%	5,100	167		3.27%

Total interest-bearing liabilities	386,029	$4,348		1.13%	349,301	$3,877		1.11%

Non-interest-bearing liabilities	5,587				6,405
Stockholders' Equity	47,154				46,935

Total liabilities and stockholders' equity	$438,770				$402,641

Net interest rate spread (4)		$11,939		2.68%		$11,413		2.78%

Net interest rate margin (5)				2.79%				2.90%
Ratio of interest-earning assets to interest-bearing liabilities				110.88%				112.66%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)
Includes non-accrual interest of $316 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $301 thousand for the year ended December 31, 2017.
(3)
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

	Year ended December 31, 2017 Compared to Year ended December 31, 2016			Year ended December 31, 2016 Compared to Year ended December 31, 2015
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other short-term investments	$(25)	$230	$205	$(56)	$93	$37
Securities	(27)	22	(5)	(22)	(6)	(28)
Loans receivable, net	1,638	(726)	912	2,240	(1,985)	255
FHLB stock	29	(144)	(115)	(88)	(41)	(129)

Total interest-earning assets	1,615	(618)	997	2,074	(1,939)	135

Interest-bearing liabilities:
Money market deposits	72	38	110	30	18	48
Passbook deposits	8	-	8	1	1	2
NOW and other demand deposits	1	(1)	-	1	(2)	(1)
Certificate accounts	40	60	100	265	(44)	221

Total deposits	121	97	218	297	(27)	270
FHLB advances	348	(122)	226	(193)	(85)	(278)
Junior subordinated debentures	-	27	27	-	21	21

Total interest-bearing liabilities	469	2	471	104	(91)	13

Change in net interest income	$1,146	$(620)	$526	$1,970	$(1,848)	$122

Loan Loss Provision Recapture

For the year ended December 31, 2017, we recorded a loan loss provision recapture of $1.1 million compared to $550 thousand for the year ended December 31, 2016. The loan loss provision recapture during 2017 resulted from recoveries of $566 thousand, as partially charged off loans paid off in full, and from a decrease in ALLL requirements on the existing portfolio as loans paid off and as the overall credit quality of our loan portfolio continued to improve. See "Allowance for Loan Losses" for additional information.

Non-Interest Income

For the year ended December 31, 2017, non-interest income totaled $2.5 million, compared to $1.0 million for the same period in 2016. The increase of $1.5 million in non-interest income was primarily due to an insurance litigation settlement of $1.2 million. Additionally, we recorded a gain of $560 thousand from sale of loans during 2017, whereas we did not sell any loans during 2016. These increases were partially offset by an unusually large early withdrawal fee that generated income of $80 thousand, a loan extension fee of $50 thousand, and a foreclosure forbearance fee of $38 thousand that were included in our results for the year ended December 31, 2016.

Non-Interest Expense

For the year ended December 31, 2017, non-interest expense totaled $11.8 million, relatively unchanged compared to the same period in 2016. Overall non-interest expense increased by $85 thousand, primarily due to increases in other expense of $378 thousand, occupancy expense of $81 thousand and compensation and benefits expense of $67 thousand, as partially offset by a decrease of $438 thousand in professional services expense. Other expense increased by $378 thousand primarily due to payments of $214 thousand for expenses related to three sales by the U.S. Treasury of a portion of its holdings of the Company's shares and an increase of $152 thousand in REO provision for losses and expenses. Professional services expense decreased by $438 thousand during 2017, primarily because in December 2016, we incurred $377 thousand of legal and consulting fees in connection with the repurchase of shares from the U.S. Treasury.

Income Taxes

We recorded an income tax expense of $1.9 million for the year ended December 31, 2017, compared to an income tax benefit of $2.2 million for the year ended December 31, 2016. The tax expense for 2017 includes an adjustment of $519 thousand to record our deferred tax assets at the lower federal tax rate of 21%. In contrast, we recorded an income tax benefit of $2.2 million for the comparable period in 2016, which resulted from the reversal of the remaining valuation allowance on our deferred tax assets, based on an analysis of the potential for full utilization of those assets. The deferred tax assets totaled $5.1 million at December 31, 2017, and $6.9 million at December 31, 2016. See Note 1 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 and has determined that the Company did not undergo an ownership change during 2017 or 2016 and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2017 and 2016

Total Assets

Total assets decreased by $15.4 million to $413.7 million at December 31, 2017 from $429.1 million at December 31, 2016. The decrease in total assets consisted of a decrease of $44.6 million in net loans receivable held for investment and a decrease of $1.8 million in deferred tax assets, which were partially offset by an increase of $22.4 million in loans receivable held for sale, an increase of $4.3 million in securities available-for-sale, an increase of $3.8 million in cash and cash equivalents and an increase of $878 thousand in REO.

Loans Receivable Held for Sale

Loans receivable held for sale at December 31, 2017 totaled $22.4 million and consisted of multi-family loans. We had no loans receivable held for sale at December 31, 2016. During 2017, we allocated $110.4 million, or 96%, of our loan originations to loans held for sale and transferred $9.3 million of multi-family loans from the portfolio of loans held for investment to the portfolio of loans held for sale as part of our loan concentration risk management program. Also, during 2017, we completed $96.9 million of multi-family loan sales that generated the gain on loan sales of $560 thousand mentioned above. We received $411 thousand in principal repayments on loans held for sale during 2017.

Loans Receivable

Our gross loan portfolio decreased by $44.9 million to $337.4 million at December 31, 2017, from $382.3 million at December 31, 2016. The decrease in our gross loan portfolio during 2017 primarily consisted of a decrease of $42.1 million in our multi-family residential real estate loan portfolio, an increase of $6.3 million in our single family residential real estate loan portfolio, a decrease of $7.0 million in our church loan portfolio, a decrease of $2.8 million in our commercial real estate loan portfolio and an increase of $841 thousand in our construction loan portfolio. At December 31, 2017, 55.6% of our loan portfolio consisted of multi-family loans, 32.9% consisted of single family residential loans, 9.1% consisted of church loans, and 2.4% consisted of commercial and other loans. In comparison, at December 31, 2016, 60.1% of our loan portfolio consisted of multi-family loans, 27.4% consisted of single family residential loans, 9.9% consisted of church loans, and 2.6% consisted of commercial and other loans.

For the year ended December 31, 2017, loans originated for investment totaled $5.0 million, compared to loans originated for investment of $137.7 million for the year ended December 31, 2016. During 2017, we purchased $24.6 million in single family loans. We did not purchase any loans during 2016. Loan repayments totaled $64.8 million for the year ended December 31, 2017, compared to $63.4 million for the year ended December 31, 2016.

There were no loan charge-offs during 2017 and 2016. During 2017, we received a deed in lieu of foreclosure and recorded an REO at fair value, net of estimated selling costs, of $878 thousand at December 31, 2017. No loans were transferred to REO during 2016.

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

Our ALLL decreased to $4.1 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2017, from $4.6 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2016, primarily reflecting loan loss provision recaptures of $1.1 million, which were partially offset by recoveries of $566 thousand. The reduction in ALLL at December 31, 2017 compared to December 31, 2016, and the loan loss provision recaptures during 2017, reflect the results of our quarterly reviews of the adequacy of the ALLL. We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

Our loan delinquencies and non-performing loans ("NPLs") are at their lowest levels since December 2009. We had total delinquencies of $391 thousand at December 31, 2017 and $1.4 million at December 31, 2016. NPLs consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2017, NPLs totaled $1.8 million, compared to $2.9 million at

December 31, 2016. The decrease of $1.1 million in NPLs was primarily due to payoffs of $340 million, repayments of $335 thousand and a transfer to REO of $503 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2017, $1.4 million, or 81%, of our NPLs were current in their payments. Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 230.41% at December 31, 2017 from 156.35% at December 31, 2016.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There were no loan charge-offs during 2017 and 2016. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 37% of estimated fair value less estimated selling costs as of December 31, 2017.

Recoveries during 2017 and 2016 totaled $566 thousand and $325 thousand, respectively. Recoveries during 2017 and 2016 primarily resulted from the payoffs of non-accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2017 were $9.3 million, compared to $11.9 million at December 31, 2016. The decrease of $2.6 million in impaired loans was primarily due to repayments of $2.1 million and one transfer to REO totaling $503 thousand. Specific reserves for impaired loans were $585 thousand, or 6.29% of the aggregate impaired loan amount at December 31, 2017, compared to $656 thousand, or 5.51%, at December 31, 2016. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.06% at December 31, 2017 and 2016.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2017, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits increased by $3.9 million to $291.3 million at December 31, 2017 from $287.4 million at December 31, 2016, which consisted of an increase of $39.4 million in liquid deposits and a decrease of $35.5 million in CDs. During 2017, a CD account of $30.3 million from one deposit relationship was moved to a money market account. Excluding this transfer, liquid deposits increased by $9.2 million and CDs decreased by $5.3 million. The increase of $9.2 million in liquid deposits consisted of an increase of $5.9 million in money market accounts, an increase of $3.1 million in NOW accounts and an increase of $195 thousand in passbook accounts. The decrease of $5.3 million in CDs during 2017 was primarily due to a decrease of $46.8 million in QwickRate CDs, which was partially offset by an increase of $23.4 million in CDARS accounts and an increase of $18.1 million in retail CDs.

One customer relationship accounted for approximately 11% of our deposits at December 31, 2017. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at December 31, 2017 consisted of advances to the Bank from the FHLB of $65.0 million, and subordinated debentures issued by the Company of $5.1 million, compared to advances from the FHLB of $85.0 million and subordinated debentures of $5.1 million at December 31, 2016. During 2017, the Bank paid off $49.5 million in maturing advances and borrowed $29.5 million in new advances from the FHLB.

The weighted average cost of FHLB advances decreased 8 basis points to 1.86% at December 31, 2017 from 1.94% at December 31, 2016 primarily due to maturities of $49.5 million of FHLB advances with an average interest rate of 1.95% and new advances totaling $29.5 million with an average interest rate of 1.78%.

Stockholders' Equity

Stockholders' equity was $47.7 million, or 11.54% of the Company's total assets, at December 31, 2017, compared to $45.5 million, or 10.61% of the Company's total assets, at December 31, 2016. The Company's book value was $1.74 per share as of December 31, 2017, compared to $1.66 per share as of December 31, 2016.

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $42.9 million at December 31, 2017.

The Bank's primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31, 2017 consisted of $22.2 million in cash and cash equivalents and $17.0 million in securities available-for-sale that were not pledged, compared to $18.4 million in cash and cash equivalents and $12.6 million in securities available-for-sale that were not pledged at December 31, 2016. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividend received from the Bank in 2017 and 2016. The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $10.2 million and net cash inflows from operating activities of $930 thousand during the years ended December 31, 2017 and 2016, respectively. Net cash outflows from operating activities during 2017 were primarily attributable to originations of multi-family loans for the Bank's loans held for sale portfolio, which was partially offset by net proceeds from the sale of loans.

The Company recorded consolidated net cash inflows from investing activities of $30.2 million and net cash outflows from investing activities of $74.1 million during the years ended December 31, 2017 and 2016, respectively. Net cash inflows from investing activities during 2017 were primarily attributable to repayments on loans held for investment and securities available-for-sale, which were partially offset by purchases of single-family loans and securities.

The Company recorded consolidated net cash outflows from financing activities of $16.1 million and net cash inflows from financing activities of $23.8 million during the years ended December 31, 2017 and 2016, respectively. Net cash outflows from financing activities during 2017 were primarily attributable to repayment of advances from the FHLB.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2017.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$131,716	$16,834	$2,207	$32	$150,789
FHLB advances	27,500	37,500	-	-	65,000
Subordinated debentures	-	1,785	2,040	1,275	5,100
Commitments to originate loans	1,493	-	-	-	1,493
Commitments to fund unused lines of credit	2,209	-	-	373	2,582
Operating lease obligations	517	1,045	182	-	1,744

Total contractual obligations	$163,661	$57,164	$4,203	$1,680	$226,708

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, we determined that no valuation allowance was required on our deferred tax assets, which totaled $5.1 million and $6.9 million at December 31, 2017 and 2016, respectively. See Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2017, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2017.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer)	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Los Angeles, CA March 26, 2018	Los Angeles, CA March 26, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2018 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016)

Exhibit Number*
10.1	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10-K filed by Registrant on March 28, 2016)
10.2	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10-Q filed by Registrant on August 12, 2016)
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
10.6
Securities Purchase Agreement, dated as of December 21, 2016, entered into among United States Treasury Department, Registrant, First Republic Bank and Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan (Exhibit 10.7 to Form 10-K filed by Registrant on March 27, 2017)
10.7	Stock Purchase Agreement, dated as of December 21, 2016, entered into between First Republic Bank and Registrant (Exhibit 10.8 to Form 10-K filed by Registrant on March 27, 2017)
10.8
Exchange Agreement, dated as December 21, 2016, entered into between CJA Private Financial Restructuring Master Fund I L.P. and Registrant (Exhibit 10.9 to Form 10-K filed by Registrant on March 27, 2017)
10.9	Stock Purchase Agreement, dated as of December 21, 2016, entered into between Bank of Hope and Registrant (Exhibit 10.10 to Form 10-K filed by Registrant on March 27, 2017)
10.10
Stock Purchase and Exchange Agreement, dated as of December 21, 2016, entered into between National Community Investment Fund and Registrant (Exhibit 10.11 to Form 10-K filed by Registrant on March 27, 2017)
10.11
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Nicholas L. Saakvitne, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016 (Exhibit 10.12 to Form 10-K filed by Registrant on March 27, 2017)
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

Exhibit Number*
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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 26, 2018
/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 26, 2018
/s/ Virgil P. Roberts Virgil P. Roberts Chairman of the Board	Date: March 20, 2018
/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 20, 2018
/s/ Albert Odell Maddox Albert Odell Maddox Director	Date: March 20, 2018
/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 22, 2018
/s/ Dutch C. Ross III Dutch C. Ross III Director	Date: March 22, 2018
/s/ Erin Selleck Erin Selleck Director	Date: March 21, 2018

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

Report of Independent Registered Pubic Accounting Firm

To the Shareholders and Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statement

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company's auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2017	December 31, 2016
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$3,420	$1,516
Interest-bearing deposits in other banks	18,799	16,914

Cash and cash equivalents	22,219	18,430
Securities available-for-sale, at fair value	17,494	13,202
Loans receivable held for sale, at lower of cost or fair value	22,370	-
Loans receivable held for investment, net of allowance of $4,069 and $4,603	334,851	379,454
Accrued interest receivable	1,073	1,178
Federal Home Loan Bank (FHLB) stock	2,916	2,573
Office properties and equipment, net	2,406	2,479
Bank owned life insurance	2,994	2,940
Deferred tax assets, net	5,110	6,907
Investment in affordable housing limited partnership	537	732
Real estate owned (REO)	878	-
Other assets	856	1,188

Total assets	$413,704	$429,083

Liabilities and stockholders' equity
Liabilities:
Deposits	$291,290	$287,427
FHLB advances	65,000	85,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,071	828
Accrued expenses and other liabilities	3,512	5,202

Total liabilities	365,973	383,557

Commitments and Contingencies (Notes 6 and 14)
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2017 and December 31, 2016; issued 21,312,649 shares at December 31, 2017 and 21,282,647 shares at December 31, 2016; outstanding 18,694,823 shares at December 31, 2017 and 18,664,821 shares at December 31, 2016	213	212
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding 8,756,396 shares at December 31, 2017 and December 31, 2016	87	87
Additional paid-in capital	46,117	45,819
Retained earnings	7,816	6,013
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,095)	(1,176)
Accumulated other comprehensive loss	(81)	(103)
Treasury stock-at cost, 2,617,826 shares at December 31, 2017 and at December 31, 2016	(5,326)	(5,326)

Total stockholders' equity	47,731	45,526

Total liabilities and stockholders' equity	$413,704	$429,083

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2017	2016
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$15,397	$14,485
Interest on mortgage-backed securities and other securities	318	323
Other interest income	572	482

Total interest income	16,287	15,290

Interest Expense:
Interest on deposits	2,398	2,180
Interest on borrowings	1,950	1,697

Total interest expense	4,348	3,877

Net interest income before loan loss provision recapture	11,939	11,413
Loan loss provision recapture	1,100	550

Net interest income after loan loss provision recapture	13,039	11,963

Non-Interest Income:
Service charges	446	489
Net gain on sales of loans	560	-
CDFI grant	227	265
Income from litigation settlement	1,183	-
Other	114	290

Total non-interest income	2,530	1,044

Non-Interest Expense:
Compensation and benefits	7,092	7,025
Occupancy expense	1,278	1,196
Information services	818	758
Professional services	716	1,154
Office services and supplies	302	289
Loan related expenses	205	245
Corporate insurance	196	234
Amortization of investment in affordable housing limited partnership	195	193
Other	1,035	658

Total non-interest expense	11,837	11,752

Income before income taxes	3,732	1,255
Income tax expense (benefit)	1,863	(2,225)

Net income	$1,869	$3,480

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(98)	$(178)
Income tax benefit	54	77

Other comprehensive loss, net of tax	(44)	(101)

Comprehensive income	$1,825	$3,379

Earnings per common share-basic	$0.07	$0.12

Earnings per common share-diluted	$0.07	$0.12

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2015	29,180,699	$292	$44,669	$2,533	$-	$(2)	$(1,329)	$46,163
Net income	-	-	-	3,480	-	-	-	3,480
Common stock issued	737,861	7	1,118	-	-	-	-	1,125
Restricted stock award	120,483	-	-	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(3,997)	(3,997)
Unearned ESOP shares	-	-	-	-	(1,176)	-	-	(1,176)
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(101)	-	(101)
Stock-based compensation expense	-	-	32	-	-	-	-	32

Balance at December 31, 2016	30,039,043	299	45,819	6,013	(1,176)	(103)	(5,326)	45,526
Net income	-	-	-	1,869	-	-	-	1,869
Common stock issued for services	30,002	1	52	-	-	-	-	53
Release of unearned ESOP shares	-	-	23	-	81	-	-	104
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(44)	-	(44)
Reclassification from accumulated other comprehensive loss to retained earnings	-	-	-	(66)	-	66	-	-
Restricted stock compensation expense	-	-	184	-	-	-	-	184
Stock-based compensation expense	-	-	39	-	-	-	-	39

Balance at December 31, 2017	30,069,045	$300	$46,117	$7,816	$(1,095)	$(81)	$(5,326)	$47,731

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,869	$3,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loan loss provision recaptures	(1,100)	(550)
Provision for losses on REO	80	-
Depreciation	256	251
Net amortization of deferred loan origination costs	306	301
Net amortization of premiums on mortgage-backed securities	34	52
Amortization of investment in affordable housing limited partnership	195	193
Stock-based compensation expense	223	32
Stocks granted to directors	53	-
ESOP compensation expense	104	-
Earnings on bank owned life insurance	(54)	(58)
Originations of loans receivable held for sale	(110,829)	-
Proceeds from sales and repayments of loans receivable held for sale	98,356	-
Gain on sale of loans receivable held for sale	(560)	-
Net gain on sale of REOs	-	(22)
Changes in operating assets and liabilities
Net change in deferred taxes	1,851	(2,236)
Net change in accrued interest receivable	105	(101)
Net change in other assets	332	593
Net change in advance payments by borrowers for taxes and insurance	243	165
Net change in accrued expenses and other liabilities	(1,690)	(1,170)

Net cash (used in) provided by operating activities	(10,226)	930

Cash flows from investing activities:
Net change in loans receivable held for investment	59,742	(75,034)
Purchase of loans receivable held for investment	(24,640)	-
Purchase of available-for-sale securities	(6,677)	(2,505)
Principal payments on available-for-sale securities	2,253	3,213
Proceeds from sales of REO	-	382
Purchase of FHLB stock	(343)	-
Additions to office properties and equipment	(183)	(160)

Net cash provided by (used in) investing activities	30,152	(74,104)

Cash flows from financing activities:
Net change in deposits	3,863	14,813
Proceeds from FHLB advances	29,500	20,000
Repayments on FHLB advances	(49,500)	(7,000)
Proceeds from issuance of common stock, net of issuance costs	-	1,125
Repurchase of common stock	-	(3,997)
Loan to ESOP	-	(1,176)

Net cash (used in) provided by financing activities	(16,137)	23,765

Net change in cash and cash equivalents	3,789	(49,409)
Cash and cash equivalents at beginning of the year	18,430	67,839

Cash and cash equivalents at end of the year	$22,219	$18,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,199	$3,774
Cash paid for income taxes	20	11
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$958	$-
Transfers of loans receivable held for investment to loans receivable held for sale	9,337	-
Issuance of common stock for services	53	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2017, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Flows

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank, and interest-bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2017. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, deferred income taxes and other assets and liabilities.

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

December 31, 2017 and 2016

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

Loans Receivable Held for Sale

The Bank originates loans for sale but may, from time-to-time, decide to sell certain loans that are held for investment in order to manage loan concentrations. When a decision is made to sell a loan(s), such loan(s) is transferred from held-for-investment portfolio to held-for-sale portfolio at the lower of cost or fair value, as determined by outstanding commitments from investors. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses ("ALLL"). Any subsequent decline in value of the loan(s) is recorded as a valuation allowance with a corresponding charge to non-interest expense.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

The Company has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of December 31, 2017. The Company expects to maintain this relationship with the customer for the near term.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank's investment needs and market opportunities and is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for prepayments. In December 2017, the Company purchased $24.6 million of single family loans at par. No loans were purchased during 2016.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings ("TDR") and classified as impaired.

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

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans.

The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

December 31, 2017 and 2016

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

Restricted Stock Units

The Company may grant cash-settled restricted stock units ("RSUs") to its employees. Compensation cost is recognized over the vesting period based on the fair value of the award, which is re-measured at each reporting period. The fair value of the award is classified as a liability in the statements of financial condition.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company's accounting policy is to recognize forfeitures as they occur.

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

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Common Share

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

December 31, 2017 and 2016

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

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2017 and 2016, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders' equity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)", which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. The standard requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. The guidance is effective for public business entities for annual periods beginning on or after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company has elected to reclassify $66 thousand from AOCI to retained earnings in the current period.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the calculation for diluted earnings per share. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. ASU 2016-09 became effective for the Company for reporting periods after January 1, 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

Recently Issued Accounting Pronouncements (Not Yet Effective)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has finalized its assessment and has identified Service Charges on deposit

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

accounts within the scope of this new guidance. The Company adopted this guidance on January 1, 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 (i) amends existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements or the fair value disclosures included in Note 5.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which is intended to increase transparency and comparability in the accounting for lease transactions. Under ASU 2016-02, lessees will be required to recognize all leases longer than twelve months on the Consolidated Statements of Condition as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Under the new guidance, lessor accounting is largely unchanged. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. Based on leases outstanding at December 31, 2017, the Company does not expect the standard to have a material impact on the Company's Consolidated Statements of Income or Cash Flows, but does anticipate recording a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in the Consolidated Statements of Condition, which may have a minor impact on the Bank's regulatory capital ratios.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years. All entities may early adopt for fiscal years beginning after Dec. 15, 2018, including interim periods in those fiscal years.

For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required. While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption will result in an increase to the allowance for loan losses balance.

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

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017:
Federal agency mortgage-backed securities	$11,877	$168	$(37)	$12,008
Federal agency debt	5,495	2	(11)	5,486

Total available-for-sale securities	$17,372	$170	$(48)	$17,494

December 31, 2016:
Federal agency mortgage-backed securities	$11,022	$227	$(35)	$11,214
Federal agency debt	1,960	28	-	1,988

Total available-for-sale securities	$12,982	$255	$(35)	$13,202

At December 31, 2017, the Bank had three federal agency debt securities with total amortized cost and estimated total fair value of $5.5 million and an estimated average remaining life of 4.4 years. The Bank also had 26 federal

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

agency mortgage-backed securities with total amortized cost of $11.9 million, estimated total fair value of $12.0 million and an estimated average remaining life of 4.6 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2017 and 2016, securities pledged to secure public deposits had a carrying amount of $526 thousand and $629 thousand, respectively. At December 31, 2017 and 2016, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the years ended December 31, 2017 and 2016.

The Bank held six securities with unrealized losses at December 31, 2017, compared to three securities with unrealized losses at December 31, 2016. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All of the Bank's securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at December 31, 2017 were primarily caused by movements in market interest rates subsequent to the purchase of such securities. We do not consider these unrealized losses to be other than temporary impairment.

Note 3 – Loans Receivable Held for Sale

Loans receivable held for sale at December 31, 2017 totaled $22.4 million and consisted of multi-family loans. As part of the Bank's loan concentration risk management program, $9.3 million of multi-family loans were transferred from the held-for-investment portfolio to the held-for-sale portfolio during the year ended December 31, 2017. The Bank also allocated $110.4 million, or 96%, of its total loan originations as held-for-sale and completed sales of $96.9 million of multi-family loans during the year ended December 31, 2017 for a total gain of $560 thousand. Loan repayments totaled $411 thousand during the year 2017. There were no loans held for sale at December 31, 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Real estate:
Single family	$111,085	$104,807
Multi-family	187,455	229,566
Commercial real estate	6,089	8,914
Church	30,848	37,826
Construction	1,678	837
Commercial – other	192	308
Consumer	7	6

Gross loans receivable before deferred loan costs and premiums	337,354	382,264
Unamortized net deferred loan costs and premiums	1,566	1,793

Gross loans receivable	338,920	384,057
Allowance for loan losses	(4,069)	(4,603)

Loans receivable, net	$334,851	$379,454

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	197	(359)	(144)	(792)	9	(11)	-	(1,100)
Recoveries	30	-	-	536	-	-	-	566
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

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

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1	$-	$479	$-	$5	$-	$585
Collectively evaluated for impairment	494	2,299	71	602	17	1	-	3,484

Total ending allowance balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069

Loans:
Loans individually evaluated for impairment	$627	$333	$-	$8,280	$-	$65	$-	$9,305
Loans collectively evaluated for impairment	110,897	188,585	6,096	22,232	1,671	127	7	329,615

Total ending loans balance	$111,524	$188,918	$6,096	$30,512	$1,671	$192	$7	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

	December 31, 2016
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$-	$-	$516	$-	$15	$-	$656
Collectively evaluated for impairment	242	2,659	215	821	8	2	-	3,947

Total ending allowance balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603

Loans:
Loans individually evaluated for impairment	$644	$642	$-	$10,545	$-	$66	$-	$11,897
Loans collectively evaluated for impairment	104,688	230,798	8,921	26,678	827	242	6	372,160

Total ending loans balance	$105,332	$231,440	$8,921	$37,223	$827	$308	$6	$384,057

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$-	$-	$-	$642	$642	$-
Church	5,140	3,291	-	5,946	3,589	-
With an allowance recorded:
Single family	627	627	100	644	644	125
Multi-family	333	333	1	-	-	-
Church	5,028	4,989	479	7,330	6,956	516
Commercial – other	65	65	5	66	66	15

Total	$11,193	$9,305	$585	$14,628	$11,897	$656

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the year ended December 31, 2017		For the year ended December 31, 2016
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$636	$28	$824	$253
Multi-family	589	44	916	155
Commercial real estate	305	104	983	271
Church	9,363	693	10,880	489
Commercial – other	65	6	66	5

Total	$10,958	$875	$13,669	$1,173

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $126 thousand and $69 thousand for the years ended December 31, 2017 and 2016, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$50	$-	$50	$111,474
Multi-family	-	-	-	-	188,918
Commercial real estate	-	-	-	-	6,096
Church	341	-	-	341	30,171
Construction	-	-	-	-	1,671
Commercial – other	-	-	-	-	192
Consumer	-	-	-	-	7

Total	$341	$50	$-	$391	$338,529

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current
	(In thousands)
Loans receivable held for investment:
Single family	$-	$64	$-	$64	$105,268
Multi-family	-	-	-	-	231,440
Commercial real estate	1,324	-	-	1,324	7,597
Church	-	-	-	-	37,223
Construction	-	-	-	-	827
Commercial – other	-	-	-	-	308
Consumer	-	-	-	-	6

Total	$1,324	$64	$-	$1,388	$382,669

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Loans receivable held for investment:
Church	$1,766	$2,944

Total non-accrual loans	$1,766	$2,944

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2017 or December 31, 2016.

Troubled Debt Restructurings

At December 31, 2017, loans classified as troubled debt restructurings ("TDRs") totaled $8.9 million, of which $1.4 million were included in non-accrual loans and $7.5 million were on accrual status. At December 31, 2016, loans classified as TDRs totaled $11.5 million, of which $2.5 million were included in non-accrual loans and $9.0 million were on accrual status. The Company has allocated $585 thousand and $656 thousand of specific reserves for accruing TDRs as of December 31, 2017 and 2016, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2017 and 2016, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2017 and 2016.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

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

December 31, 2017 and 2016

past due and are generally performing in accordance with the loan terms. Based on the most recent analysis performed, the risk categories of loans by loan type as of the periods indicated were as follows:

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$111,513	$-	$-	$11	$-	$-
Multi-family	187,946	-	-	972	-	-
Commercial real estate	5,974	122	-	-	-	-
Church	24,474	691	-	5,347	-	-
Construction	1,671	-	-	-	-	-
Commercial – other	127	-	-	65	-	-
Consumer	7	-	-	-	-	-

Total	$331,712	$813	$-	$6,395	$-	$-

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$105,332	$-	$-	$-	$-	$-
Multi-family	228,522	1,274	342	1,302	-	-
Commercial real estate	6,965	-	-	1,956	-	-
Church	27,560	1,143	823	7,697	-	-
Construction	827	-	-	-	-	-
Commercial – other	242	-	-	66	-	-
Consumer	6	-	-	-	-	-

Total	$369,454	$2,417	$1,165	$11,021	$-	$-

Note 5 – Fair Value

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

December 31, 2017 and 2016

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2017:
Securities available-for-sale – federal agency mortgage-backed	$-	$12,008	$-	$12,008
Securities available-for-sale – federal agency debt	1,976	3,510	-	5,486
At December 31, 2016:
Securities available-for-sale – federal agency mortgage-backed	$-	$11,214	$-	$11,214
Securities available-for-sale – federal agency debt	1,988	-	-	1,988

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2017 and 2016.

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

December 31, 2017 and 2016

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	December 31, 2017	December 31, 2016
	(In thousands)
Impaired loans carried at fair value of collateral	$742	$1,744
Real estate owned	878	-

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
	2017	2016
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-
Real estate owned	80	-

Total	$80	$-

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
December 31, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–16% to 7%	–4%
Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	–6%	–6%
December 31, 2016:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–2% to 0%	–1%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at December 31, 2017
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$22,219	$22,219	$-	$-	$22,219
Securities available-for-sale	17,494	1,976	15,518	-	17,494
Loans receivable held for sale	22,370	-	22,626	-	22,626
Loans receivable held for investment	334,851	-	-	333,231	333,231
Accrued interest receivable	1,073	58	91	924	1,073
Federal Home Loan Bank stock	2,916	2,916	-	-	2,916
Financial Liabilities:
Deposits	$291,290	$-	$280,761	$-	$280,761
Federal Home Loan Bank advances	65,000	-	64,887	-	64,887
Junior subordinated debentures	5,100	-	-	4,503	4,503
Accrued interest payable	304	-	296	8	304

		Fair Value Measurements at December 31, 2016
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,430	$18,430	$-	$-	$18,430
Securities available-for-sale	13,202	1,988	11,214	-	13,202
Loans receivable held for investment	379,454	-	-	382,717	382,717
Accrued interest receivable	1,178	64	29	1,085	1,178
Federal Home Loan Bank stock	2,573	2,573	-	-	2,573
Financial Liabilities:
Deposits	$287,427	$-	$278,254	$-	$278,254
Federal Home Loan Bank advances	85,000	-	85,748	-	85,748
Junior subordinated debentures	5,100	-	-	4,414	4,414
Accrued interest payable	154	-	147	7	154

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 6 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2017	2016
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,203	3,114
Furniture, fixtures and equipment	1,786	1,805

	5,561	5,491
Less accumulated depreciation	(3,155)	(3,012)

Office properties and equipment, net	$2,406	$2,479

Depreciation expense was $256 thousand and $251 thousand for the years 2017 and 2016, respectively.

At December 31, 2017, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $587 thousand for 2017 and $566 thousand for 2016.

Minimum noncancelable lease commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2018	$482	$35	$517
2019	481	35	516
2020	494	35	529
2021	167	15	182

Total	$1,624	$120	$1,744

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 7 – Deposits

Deposits are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
NOW account and other demand deposits	$11,982	$10,743
Non-interest bearing demand deposits	22,469	20,040
Money market deposits	68,019	32,462
Passbook	38,031	37,836
Certificates of deposit	150,789	186,346

Total	$291,290	$287,427

Brokered deposits totaled $52.8 million and $28.6 million at December 31, 2017 and 2016, respectively, and were primarily from a deposit placement service called Certificate of Deposit Account Registry Service ("CDARS") that allows banks to place its customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. Certificates of deposit of $250 thousand or more were $16.7 million and $53.5 million at year end 2017 and 2016.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2018	$131,716
2019	14,059
2020	2,775
2021	1,502
2022	705
Thereafter	32

$150,789

Deposits from principal officers, directors, and their affiliates totaled $1.6 million and $1.7 million at December 31, 2017 and 2016, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 8 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2017	2016
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$89,279	$71,940
Maximum amount outstanding at any month-end during the year	$104,000	$85,000
Balance outstanding at end of year	$65,000	$85,000
Weighted average interest rate at end of year	1.86%	1.94%
Average cost of advances during the year	1.97%	2.13%
Weighted average contractual maturity (in months)	18	13

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $128.4 million and $161.1 million of first mortgage loans at year-end 2017 and 2016, respectively, under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of 30% of total assets, the Company is eligible to borrow up to an additional $42.9 million at year-end 2017.

Required payments over the next five years are as follows:

Amount
(In thousands)
2018	$27,500
2019	8,000
2020	29,500
2021	-
2022	-

$65,000

Note 9 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.15% at December 31, 2017. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 10 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $132 thousand and $93 thousand for 2017 and 2016.

ESOP Plan

Employees participate in an Employee Stock Option Plan ("ESOP") after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company's common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank's annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $104 thousand for 2017 and $12 thousand for 2016.

Shares held by the ESOP were as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Allocated to participants	1,108,382	1,114,683
Committed to be released	10,752	-
Suspense shares	688,870	739,748

Total ESOP shares	1,808,004	1,854,431

Fair value of unearned shares	$1,626	$1,213

In September 2017, the Company received its first loan payment from ESOP and 40,126 shares were released for allocation to participants. The outstanding balance of unearned shares at December 31, 2017 and 2016, was $1.1 million and $1.2 million, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

Note 11 – Income Taxes

The Company and its subsidiary are subject to U.S. federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

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

Income tax expense was as follows:

	2017	2016
	(In thousands)
Current
Federal	$-	$-
State	12	11
Deferred
Federal	1,455	163
State	396	128
Change in valuation allowance	-	(2,527)

Total	$1,863	$(2,225)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2017	2016
	(In thousands)
Federal statutory rate times financial statement net income	$1,269	$427
Effect of:
State taxes, net of federal benefit	268	91
Change in federal rate	519	-
Earnings from bank owned life insurance	(22)	(24)
Low income housing credits	(212)	(212)
Change in valuation allowance	-	(2,527)
Other, net	41	20

Total	$1,863	$(2,225)

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other items, the Tax Cuts and Jobs Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company has recorded a decrease related to its deferred tax assets of $519 thousand, with a corresponding increase to deferred income tax expense of $519 thousand for the year ended December 31, 2017.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Year-end deferred tax assets and liabilities were due to the following:

	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$-	$84
Real estate owned	5	-
Accrued liabilities	173	218
State income taxes	33	46
Deferred compensation	-	494
Stock compensation	182	156
Net operating loss carryforward	4,367	5,886
Non-accrual loan interest	4	9
Partnership investment	101	175
General business credit	1,458	1,282
Alternative minimum tax credit	256	209
Other	14	37

Total deferred tax assets	6,593	8,596

Deferred tax liabilities:
Allowance for loan losses	(276)	-
Deferred loan fees/costs	(817)	(1,125)
Basis difference on fixed assets	(49)	(57)
Net unrealized appreciation on available-for-sale securities	(36)	(90)
FHLB stock dividends	(266)	(371)
Mortgage servicing rights	(7)	(13)
Prepaid expenses	(32)	(33)

Total deferred tax liabilities	(1,483)	(1,689)

Net deferred tax assets	$5,110	$6,907

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that as of December 31, 2017, no valuation allowance was required on its deferred tax assets, which totaled $5.1 million. As of December 31, 2016, the Company recorded no valuation allowance on its deferred tax assets of $6.9 million.

As of December 31, 2017, the Company has federal net operating loss carryforwards of $9.8 million and California net operating loss carryforwards of $27.0 million, which begin expiring in 2031 through 2036 and 2029 through 2036, respectively. The Company also has federal general business credits of $1.5 million, expiring beginning in 2030 through 2037, and alternative minimum tax credit carryforwards of $228 thousand, which can be carried forward indefinitely.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total approximately $632 thousand and $1.0 million at year end 2017 and 2016, respectively. If the Bank were liquidated, or otherwise ceases to be a bank, the $3.0 million tax bad debt reserve may need to be recaptured into taxable income and income tax expense would need to be provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(In thousands)
Balance at beginning of year	$475	$475
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-

Balance at end of year	$475	$475

At December 31, 2017 and 2016, the Company had $475 thousand in unrecognized tax benefits. This amount, if recognized, would favorably affect the income tax provision in future periods. The Company expects that the total amount of unrecognized tax benefits may decrease significantly within the next twelve months due to expected settlement with the state taxing authorities. During 2017 and 2016, $5 thousand and $4 thousand were accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2014 through 2017 remain open for the assessment of Federal income tax. With the exception of the issues under protest for the years listed below, California tax years 2013 through 2017 remain open for the assessment of California income tax. The Company is currently under examination by the California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The FTB has proposed adjustments to the Company's California net operating loss carryforwards for items which the Company has established an unrecognized tax benefit. The Company has protested the FTB's adjustments and does not expect that significant additional tax expense will result.

Note 12 – Stock-Based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan ("2008 LTIP"). The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock. As of December 31, 2017, there were 1,312,015 shares available for future awards under the 2008 LTIP.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

No stock options were granted during the year ended December 31, 2017, compared to 450,000 stock options granted to senior executive officers under the 2008 LTIP during the year ended December 31, 2016. These options have an exercise price of $1.62 per share, vest over five years and expire ten years from the grant date. The Company estimated the compensation costs and fair value per share of these stock options to be $194 thousand and $0.43 per share, respectively, using the Black-Scholes option pricing model and the following assumptions: (i) expected volatility of 27.36%; (ii) risk free interest rate of 1.21%; (iii) expected option term of five years; and (iv) 0% dividend yield.

The following table summarizes stock option activity during the years ended December 31, 2017 and 2016:

	2017		2016
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	540,625	$2.18	90,625	$4.95
Granted during the year	-	-	450,000	1.62
Exercised during the year	-	-	-	-
Forfeited or expired during the year	(3,125)	4.80	-	-

Outstanding at end of year	537,500	$2.19	540,625	$2.18

Exercisable at end of year	177,500	$3.26	90,625	$4.95

The Company recorded $39 thousand and $32 thousand of stock-based compensation expense related to stock options during 2017 and 2016, respectively. As of December 31, 2017, unrecognized compensation cost related to nonvested stock options granted under the plan was $123 thousand. The cost is expected to be recognized over a period of 3.15 years.

Options outstanding and exercisable at year-end 2017 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 21, 2009	7,500	1.05 years	$4.00		7,500	$4.00
March 18, 2009	75,000	1.21 years	$4.98		75,000	$4.98
January 21, 2010	5,000	2.05 years	$6.00		5,000	$6.00
February 24, 2016	450,000	8.15 years	$1.62		90,000	$1.62

	537,500	6.98 years	$2.19	$333,000	177,500	$3.26	$67,000

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer ("CEO") under the 2008 LTIP. A restricted stock award is valued at the closing price of the Company's stock on the date of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

such award. Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The Company recorded $105 thousand and $79 thousand of stock-based compensation expense related to this award during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, unrecognized compensation cost related to non-vested restricted stock award was $39 thousand, of which $23 thousand is expected to be recognized over a period of three months and $16 thousand is expected to be recognized over a period of 15 months.

In April 2017, the Company awarded 30,002 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested. The Company recorded $53 thousand of compensation expense based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In April 2017, the Company also awarded 129,270 of cash-settled restricted stock units ("RSUs") to its CEO under the 2008 LTIP. All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested. Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date. Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period and is classified as a liability in the statements of financial condition. The Company recorded $102 thousand of compensation expense related to this award during the year ended December 31, 2017.

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

December 31, 2017 and 2016

to qualify as "well capitalized": (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At December 31, 2017 and 2016, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.0%	$20,997	5.0%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.5%	$16,693	6.5%
Tier 1	$47,838	18.63%	$15,409	6.0%	$20,545	8.0%
Total Capital	$51,059	19.88%	$20,545	8.0%	$25,681	10.0%
December 31, 2016:
Tier 1 (Leverage)	$43,954	10.60%	$16,594	4.0%	$20,742	5.0%
Common Equity Tier 1	$43,954	15.36%	$12,875	4.5%	$18,597	6.5%
Tier 1	$43,954	15.36%	$17,166	6.0%	$22,888	8.0%
Total Capital	$47,544	16.62%	$22,888	8.0%	$28,610	10.0%

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2017	2016
	(In thousands)
Commitments to make loans	$1,493	$3,808
Unused lines of credit – variable rates	2,582	774

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2017, loan commitments consisted of two multi-family residential loans with initial five year interest rates ranging from 4.12% to 4.18%.

Note 15 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2017	2016
	(In thousands)
Assets
Cash and cash equivalents	$400	$895
Investment in bank subsidiary	50,594	47,747
Other assets	2,015	2,345

Total assets	$53,009	$50,987

Liabilities and stockholders' equity
Junior subordinated debentures	$5,100	$5,100
Accrued expenses and other liabilities	178	361
Stockholders' equity	47,731	45,526

Total liabilities and stockholders' equity	$53,009	$50,987

Condensed Statements of Income
Years ended December 31,

	2017	2016
	(In thousands)
Interest income	$28	$-
Interest expense	(194)	(167)
Other expense	(730)	(1,033)

Loss before income tax and undistributed subsidiary income	(896)	(1,200)
Income tax benefit (expense)	(326)	2,344
Equity in undistributed subsidiary income	3,091	2,336

Net income	$1,869	$3,480

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Condensed Statements of Cash Flows
Years ended December 31,

	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$1,869	$3,480
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed subsidiary income	(3,091)	(2,336)
Change in other assets	330	(2,345)
Change in accrued expenses and other liabilities	(183)	128

Net cash used in operating activities	(1,075)	(1,073)

Cash flows from investing activities
Dividends from bank subsidiary	500	4,000

Net cash provided by investing activities	500	4,000

Cash flows from financing activities
Net proceeds from issuance of common stock	-	1,125
Repurchase of common stock	-	(3,997)
Loan to ESOP	-	(1,176)
Proceeds from repayment of ESOP loan	80	-

Net cash provided by (used in) financing activities	80	(4,048)

Net change in cash and cash equivalents	(495)	(1,121)
Beginning cash and cash equivalents	895	2,016

Ending cash and cash equivalents	$400	$895

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2017 and 2016

Note 16 – Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2017	2016
	(Dollars in thousands, except share and per share)
Net income	$1,869	$3,480
Less net income attributable to participating securities	(5)	(3)

Income available to common stockholders	$1,864	$3,477

Weighted average common shares outstanding for basic earnings per common share	26,678,917	28,999,327
Add: dilutive effects of assumed exercises of stock options	27,117	-
Add: dilutive effects of unvested restricted stock awards	49,448	99,173

Weighted average common shares outstanding for diluted earnings per common share	26,755,482	29,098,500

Earnings per common share – basic	$0.07	$0.12

Earnings per common share – diluted	$0.07	$0.12

Stock options for 87,500 shares and 540,625 shares of common stock for the years ended December 31, 2017 and 2016, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 17 – Subsequent Events

On February 21, 2018, the Board of Directors passed a resolution reclassifying $16.9 million of multi-family loans classified as loans held for sale as of December 31, 2017 to loans held for investment. The Company has evaluated other events and transactions through the date of the consolidated financial statements and determined that there were no other events or transactions that required potential recognition or disclosure.