Form 10-K/A
period 2017-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2018-04-30
CIK 1001171

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $52,798,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 8, 2018, 18,713,729 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

EXPLANATORY NOTE

This amendment is being filed to provide the information required by Part III of Form 10-K because Broadway Financial Corporation’s (the “Company”) proxy statement for the 2018 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2017 fiscal year.  Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of the Company (the “Board”) is divided into three classes, with each class containing approximately one-third of the Board and with only one class being elected each year. The directors are elected by the stockholders of the Company for staggered terms of three years each, or until their respective successors are elected and qualified.  One class of directors, consisting of Mr. Wayne-Kent A. Bradshaw and Ms. Erin Selleck, has a term of office expiring at the 2018 Annual Meeting of Stockholders.  Mr. Bradshaw and Ms. Selleck are expected to be nominated for election to serve for additional terms as directors at the Company’s 2018 Annual Meeting of Stockholders.

The following table sets forth the names of and information regarding the persons who are currently members of the Board:

Name	Age at December 31, 2017	Director Since	Term Expires	Positions Currently Held with the Company and Broadway Federal Bank, f.s.b. (the “Bank”)

NOMINEES:

Wayne-Kent A. Bradshaw	70	2012	2018	President, Chief Executive Officer and Director

Erin Selleck	61	2015	2018	Director

CONTINUING DIRECTORS:

Robert C. Davidson, Jr.	72	2003	2019	Director

Dutch C. Ross III	71	2016	2019	Director

Virgil Roberts	70	2002	2020	Director and Chairman of the Board

A. Odell Maddox	71	1986	2020	Director

Daniel A. Medina	60	1997	2020	Director

The following is a brief description of the business experience of the nominees and continuing directors and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Also set forth below for each nominee and continuing director is a description of the specific experience, qualifications, attributes or skills that led to the Board’s conclusion that such person should serve as a director of the Company.

Nominees

Wayne-Kent A. Bradshaw is the President and Chief Executive Officer of the Company and the Bank.  Mr. Bradshaw joined the Company in February of 2009 as the President and Chief Operating Officer, and was appointed Chief Executive Officer in January 2012.  He was elected to serve as a director of both the Company and the Bank in September 2012.  Prior to joining the Company, Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009.  He was President and Chief Executive Officer of

the Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the California State Banking Department from 1981 to 1983.  Mr. Bradshaw has served on many community and educational boards.  He most recently served on the boards of directors of California State University Northridge, Northridge Hospital Medical Center and California Community Reinvestment Corporation.  He currently serves on the boards of Western Bankers Association and Louisville High School.

Mr. Bradshaw has over 45 years of experience in financial management and banking.  Mr. Bradshaw has the proven ability to plan and implement programs which optimize opportunities to accelerate profitable growth in highly competitive environments.  He has extensive experience in community banking, commercial banking and as a bank regulator.

Erin Selleck served as Senior Executive Vice President and Treasurer of Union Bank until her retirement in 2014.  In addition to her role as Union Bank’s Treasurer, she served as a Policy Making Officer and Executive Committee member.  Prior to joining Union Bank in 2002, she held a variety of positions within the Corporate Treasury department at Bank of America.  She is currently serving on the Advisory Boards of three small private companies.  She has served on the Board of Directors for numerous non-profit organizations and currently is a member of the Board of Directors for Heal the Bay.

Ms. Selleck has extensive experience in finance and in banking.  She has comprehensive expertise in all treasury functions including investments, funding and liquidity, interest rate risk, capital management, and investor relations.  As a banker for more than 25 years, she has deep knowledge of the capital markets and of the regulatory landscape in banking.  Ms. Selleck also has extensive executive management experience with driving growth and profitability, guiding strategy including mergers and acquisitions, and providing effective oversight of all enterprise risks including cyber-security.

Continuing Directors

Robert C. Davidson, Jr. served, until his retirement in 2007, in the position of Chairman and Chief Executive Officer of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, that became one of the leading African American-owned manufacturing companies in California.  Previously from 1972 to 1974, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses.  Mr. Davidson currently also serves on the boards of directors of Morehouse College (Chairman Emeritus), Art Center College of Design (Chairman), Jacobs Engineering Group, Inc. (a publicly traded professional service company), Cedars-Sinai Medical Center (Emeritus Member) and the University Of Chicago Graduate School Of Business Advisory Council.

Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium-sized businesses.  He has hands-on experience in marketing and sales, human resources and strategic planning and implementation.  He has a long history with and extensive knowledge of the Company and of the markets and communities in which the Company operates.  We believe this knowledge and experience qualifies him to serve on our Board.

Dutch C. Ross III is President and Chief Executive Officer of Economic Resources Corporation (ERC), a non-profit corporation with a mission of promoting economic development and job creation in underserved neighborhoods.  Mr. Ross has served in that capacity since 1996.  Prior to joining ERC, from January 1975 to December 1995, Mr. Ross held a variety of managerial, financial and planning positions in the corporate headquarters, and divisional and subsidiary operations of Atlantic Richfield Company (ARCO).  Over the years, Mr. Ross has been active in a number of community organizations and has served on the boards of directors of several such organizations, including Downtown Long Beach YMCA, where he served as Chairman, Genesis L.A. Economic Growth Corporation, where he currently chairs the Audit Committee and also serves on the Executive Committee, and The Valley Economic Development Center, where he formerly served as Treasurer and Chairman of the Finance Committee and currently serves on the Finance and Compensation, and Nominating Committees of the board.

Mr. Ross is a financial executive with over forty years of business experience with a Fortune 500 company and non-profit economic development organizations.  We believe this knowledge and experience qualifies him to serve on our Board.

Virgil Roberts has been the Managing Partner of Bobbitt & Roberts, a law firm representing clients in the entertainment industry, since 1996.  Prior to forming Bobbitt & Roberts, Mr. Roberts was President of Solar Records from 1990 to 1996.  He currently serves on the boards of directors of Community Build, Inc., Claremont Graduate School, Families in Schools, the Alliance for College Ready Public Schools, Southern California Public Radio and the James Irvine Foundation.

Mr. Roberts is the Chairman of the Board of Directors of the Company and the Bank.  Mr. Roberts’ qualifications to serve on the Board include his extensive legal and business experience and community leadership.  Mr. Roberts serves on a number of local community boards and provides leadership to local community groups.  He brings leadership, management and regulatory experience to the Board.

A. Odell Maddox is the Manager of Maddox Co., a real estate property management and sales company, and has served in that capacity since 1986.  Mr. Maddox has worked in property management, real estate brokerage and investment businesses for over 36 years.

Mr. Maddox has extensive experience in real estate in Los Angeles, as well as significant experience in real estate lending and loan workouts.  He has extensive entrepreneurial experience developing and managing small and medium-sized businesses.  Mr. Maddox has a long history with and knowledge of the Company and the communities and markets in which the Company operates.

Daniel A. Medina has been a research analyst for Needham & Company, LLC, a New York based investment bank since October 2009.  Mr. Medina has also been a Managing Director of Capital Knowledge, LLC, a consulting firm that provides financial advisory services, since 2000.

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

Name	Age(1)	Principal Occupation during the Past Five Years
Brenda Battey	60

Senior Vice President and Chief Financial Officer of the Company since June 2013 and the Bank since April 2013. Senior Vice President and Senior Controller of Bank of Manhattan from September 2011 to June 2012. Senior Vice President and Controller of Community Bank from February 2010 to September 2010. Senior Vice President and Controller of First Federal Bank of California from 1997 to 2009.

Norman Bellefeuille	65	Senior Vice President and Chief Loan Officer of the Bank since July 2012. Lending Division Manager of Luther Burbank Savings from 2005 to July 2012.
Ruth McCloud	69

Senior Vice President / Chief Retail Banking Officer of the Bank since July 2014. Senior Vice President / Divisional Sales Manager of OneWest Bank from January of 2010 to June 2014. Senior Vice President / Sales Manager of First Federal Bank of California from January 2004 to December 2009.

(1)         As of December 31, 2017

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to report to the Securities and Exchange Commission (“SEC”) their initial ownership of shares of the Company’s common stock and any subsequent changes in that ownership.  Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed in the Proxy Statement.  Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.  Based on our review of the reports under Section 16(a) that have been furnished to us, all such reports were filed on a timely basis during the last fiscal year.

Code of Ethics

The Board has adopted a Code of Conduct for the Company’s directors and a Code of Conduct for all employees, including the executive officers.  Our directors and executive officers are expected to adhere to these policies at all times.   Stockholders may obtain copies, free of charge, upon written request to:  Broadway Financial Corporation, 5055 Wilshire Boulevard Suite 500, Los Angeles, California 90036, Attention: Brenda Battey.

Audit Committee

The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee consists of Ms. Selleck (Chairwoman) and Messrs. Maddox, Roberts and Ross.  The Audit Committee is responsible for the engagement and oversight of the Company’s independent registered public accounting firm.  The Audit Committee, together with the corresponding committee of the Bank’s Board of Directors, is also responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies and monitoring of regulatory compliance.  The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market (“Nasdaq”) listing standards.  In addition, Ms. Selleck meets the definition of “audit committee financial expert,” as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Tables

The Summary Compensation Table includes information concerning the compensation paid to or earned by each of the persons who were executive officers of the Company during its latest fiscal year.  Each executive is referred to herein as a named executive officer (“NEO”).

Name and Principal Position	Year	Salary (1)	Stock Awards (2)(3)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total ($)
Wayne-Kent A. Bradshaw Chief Executive Officer	2017	$ 435,000	-	-	-	$ 70,299	$505,299
	2016	$ 415,000	$ 224,100	-	-	$ 59,961	$699,061
	2015	$ 400,000	-	-	-	$ 72,744	$472,744
Brenda J. Battey Chief Financial Officer	2017	$ 235,323	-	-	$ 47,065	$ 33,427	$315,815
	2016	$ 228,469	-	$ 64,500	$ 45,694	$ 63,887	$402,550
	2015	$ 221,815	-	-	$ 44,363	$ 53,372	$319,550
Norman Bellefeuille Chief Loan Officer	2017	$ 248,044	-	-	$ 49,609	$49,129	$346,782
	2016	$ 240,819	-	$ 86,000	$ 48,164	$123,107	$498,090
	2015	$ 233,805	-	-	$ 46,761	$ 72,419	$352,985
Ruth McCloud Chief Retail Banking Officer	2017	$ 200,510	-	-	$ 40,102	$ 28,963	$269,575
	2016	$ 194,670	-	$ 43,000	$ 38,934	$ 22,642	$299,246
	2015	$ 189,000	-	-	$ 37,800	$ 54,377	$281,177

(1)   Includes amounts deferred and contributed to the 401(k) Plan by the NEO.

(2)   Relates to award of 120,483 shares of restricted stock awarded to Mr. Bradshaw pursuant to the LTIP in lieu of a cash bonus due to restrictions applicable to companies that participated in the U.S. Treasury Department’s Capital Assistance Program.  The awarded shares vest two years after the grant date as to 100,000 shares and three years after the date of grant as to 20,483 shares, in each case subject to a further schedule based on the extent to which assistance received from the Treasury Department is repaid.

(3)   The amounts shown reflect the aggregate grant date fair value of restricted stock awards and option awards, as determined in accordance with FASB ASC Topic 718.  Additional information concerning our accounting for restricted stock and options granted in 2016 is included in Note 11 of the Notes to the Consolidated Financial Statements of the Company filed with the SEC as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(4)   The amounts shown represent the cash incentive compensation awards earned by the NEO under the Bank’s Incentive Plan for Management (“Plan”), based on the objective criteria established by the Board pursuant to the Plan at the beginning of each year.  The Compensation and Benefits Committee evaluates the performance results at the beginning of the following year and approves the amounts of bonuses to be paid under the Plan.

(5)   Includes amounts paid by the Company to the 401(k) account of the NEO and allocations under our Employee Stock Ownership Plan.  Also includes perquisites and other benefits consisting of automobile and telephone allowances, health benefits and life insurance premiums.  The amount shown for our Chief Executive Officer includes country club dues.

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2017.

	Option Awards				Restricted Stock Award
Name	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(2)	Option Exercise Price(3)	Option Expiration Date(4)	Number of Shares That Have Not Vested(5)	Market Value of Shares That Have Not Vested(6)

Wayne-Kent A. Bradshaw	75,000	-	$4.98	03/18/19	120,483	$284,340
Brenda J. Battey	30,000	120,000	1.62	02/24/26	-	-
Norman Bellefeuille	40,000	160,000	1.62	02/24/26	-	-
Ruth McCloud	20,000	80,000	1.62	02/24/26	-	-

________

(1)          The stock options shown are currently exercisable.

(2)          Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of grant.

(3)          Based upon the fair market value of a share of Company common stock on the date of grant.

(4)          Terms of outstanding stock options are for a period of ten years from the date the option is granted.

(5)          100,000 shares vest on the second anniversary of the date of grant (March 30, 2018) and 20,483 shares vest on the third anniversary of the date of grant (March 30, 2019).

(6)          Based upon a market value of $2.36 per share for the Company common stock as of December 31, 2017.

Director Compensation

Members of the Board do not receive separate compensation for their service on the Board of Directors of Broadway Federal Bank.

For the year ended December 31, 2017, each member of the Board received $1,000 per meeting for attending monthly and special board meetings.  The Chairman of the Board received an additional annual retainer of $10,000.  Committee members received an additional annual retainer of $8,000 and Committee Chairpersons received an additional annual retainer of $6,000 for such service, except for the Corporate Governance Committee Chair who received an additional annual retainer of $4,000.

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Robert C. Davidson	$ 31,000	$ 7,500	$920	$ 39,420
A. Odell Maddox	$ 19,000	$ 7,500	-	$ 26,500
Daniel Medina	$ 26,000	$ 7,500	-	$ 33,500
Virgil Roberts	$ 34,000	$ 7,500	-	$ 41,500
Dutch C. Ross III	$ 26,000	$ 7,500	-	$ 33,500
Erin Selleck	$ 26,000	$ 7,500	-	$ 33,500

_________

(1)          Includes payments of annual retainer fees, fees paid to chairmen and members of Board committees, and meeting attendance fees.

(2)          The amounts shown reflect the aggregate grant date fair value of stock awards, as determined in accordance with FASB ASC Topic 718.

(3)          Includes premiums paid for dental and vision insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2017 concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each Named Executive Officer, and all current directors and executive officers as a group.

Beneficial Owner	Number of Shares of Voting Common Stock Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned (1)	Percent of Total Common Stock Outstanding (2)
United States Department of the Treasury (3)	2,695,002	14.42%	-	9.82%
CJA Private Equity Financial Restructuring Master Fund I L.P. (4)	1,845,141	9.87%	6,453,995	30.23%
Hope Bancorp, Inc. (5)	1,835,881	9.82%	-	6.69%
Broadway Federal Bank f.s.b. Employee Stock Ownership Plan (6)	1,808,004	9.67%	-	6.59%
Grace & White, Inc. (7)	1,476,671	7.90%	-	5.38%
National Community Investment Fund (8)	896,160	4.79%	1,564,540	8.96%
First Republic Bank (9)	834,465	4.46%	737,861	5.73%
Directors and Executive Officers:
Wayne-Kent A. Bradshaw (10)	246,074	1.31%	-	0.89%
Robert C. Davidson, Jr. (11)(12)	73,929	0.40%	-	0.27%
A. Odell Maddox (11)(13)	42,536	0.23%	-	0.15%
Daniel A. Medina (11)(14)	56,285	0.30%	-	0.21%
Virgil Roberts (11)(15)	36,365	0.19%	-	0.13%
Dutch C. Ross III	14,286	0.08%	-	0.05%
Erin Selleck (16)	6,548	0.04%	-	0.02%
Brenda J. Battey (17)	55,967	0.30%	-	0.20%
Norman Bellefeuille (18)	114,333	0.61%	-	0.42%
Ruth McCloud (19)	40,121	0.21%	-	0.15%
All current directors and executive officers as a group (10 persons)	686,444	3.64%	-	2.48%

________

  (1)              The non-voting common stock may be converted to common stock only upon certain prescribed forms of sales to third parties that are not affiliated with the holders thereof.

  (2)              Percentages are based on the total of voting and non-voting common stock held by the respective stockholders shown in the table.

  (3)              The address for United States Department of the Treasury is 1500 Pennsylvania Avenue, NW, Room 2312, Washington, D.C. 20220.

  (4)              Christopher J. Acito, managing member of Christopher J. Acito (“CJA”) & Associates LLC, has sole investment and voting power with respect to these shares.  CJA & Associates LLC is the managing member of CJA Private Equity Financial Restructuring GP I Ltd., which is the general partner of CJA Private Equity Financial Restructuring Master Fund I LP.  The address for CJA & Associates LLC is 654 Madison Avenue, Suite 601, New York, NY 10065.  CJA & Associates LLC is an affiliate of Gapstow Capital Partners located at 654 Madison Avenue, Suite 601, New York, NY 10065.

  (5)              Includes holdings of Hope Bancorp, Inc. and its subsidiary Bank of Hope.  The address for Hope Bancorp, Inc. is 3200 Wilshire Boulevard, Suite 1400, Los Angeles, CA 90010.

  (6)              The address for each of the directors and named executive officers and the Broadway Federal Bank f.s.b. Employee Stock Ownership Plan (“ESOP”) is 5055 Wilshire Boulevard, Suite 500, Los Angeles, CA 90036.

  (7)              Information based upon Schedule 13G/A, filed on January 31, 2018 with the SEC by Grace & White, Inc., which is an investment adviser.  The address for Grace & White, Inc. is 515 Madison Avenue, Suite 1700, New York, NY 10022.

  (8)              The address for National Community Investment Fund (“NCIF”) is 135 South LaSalle, Suite 2040, Chicago, IL 60603.

  (9)              The address for First Republic Bank is 111 Pine Street, San Francisco, CA 94111.

(10)              Includes 31,360 allocated shares under the ESOP, 120,483 shares of restricted stock and 75,000 shares subject to options granted under the Company’s 2008 Long Term Incentive Plan (the “LTIP”), which options are all currently exercisable as of December 31, 2017.

(11)              Includes 3,125 shares subject to options granted under the LTIP, which options are all currently exercisable as of December 31, 2017.

(12)              Includes 70,482 shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982.  Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(13)              Includes 19,491 shares held jointly with his spouse with whom voting and investment power are shared.

(14)              Includes 48,068 shares that are held by the Martin Medina Family Trust.  Mr. Medina and his wife share investment and voting power with respect to the shares held by the Martin Medina Family Trust in their capacities as trustees of the trust.

(15)              Includes 28,150 shares held jointly with his spouse with whom voting and investment power are shared.

(16)              Includes 2,262 shares held jointly with her spouse with whom voting and investment power are shared.

(17)              Includes 21,965 allocated shares under the ESOP and 30,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of December 31, 2017.

(18)              Includes 21,833 allocated shares under the ESOP, 40,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of December 31, 2017, and 52,500 shares held jointly with his spouse with whom voting and investment power are shared.

(19)              Includes 20,121 allocated shares under the ESOP and 20,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company’s current loan policy provides that all loans made by the Company or its subsidiaries to its directors and executive officers or their associates must be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness who are not related to the Company and must not involve more than the normal risk of collectability or present other unfavorable features.  As of December 31, 2017, the Company did not have any loans to related parties or affiliates.

Director Independence

The Company has adopted standards for director independence pursuant to the Nasdaq listing standards.  The Board has considered relationships, transactions and/or arrangements with each of its directors and has determined that all the Company’s non-employee directors are “independent” under applicable Nasdaq listing standards and SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee approves each engagement before the Company’s independent accountants, Moss Adams LLP, are engaged to render non-audit services for the Company or the Bank.  There were no non-audit services provided by Moss Adams LLP for the years indicated. All non-audit services for the Company or the Bank were provided by another accounting firm. The Audit Committee also preapproved all of the audit and audit-related services provided by Moss Adams LLP for the years ended December 31, 2017 and 2016.  The following table sets forth the aggregate fees billed to us by Moss Adams LLP for the years indicated, inclusive of out of pocket expenses.

	2017	2016
	(In thousands)
Audit fees (1)	$195	$168
Audit-related fees (2)	6	6
Tax Fees (3)	69	83
Total fees	$270	$257

_________

(1)          Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)          Consultation fees billed for professional services rendered for the review of a Registration Statement on  Form S-8 filed with the SEC by the Company.

(3)          Consists of tax filing and tax related compliance and other advisory services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) .                                       List of Exhibits

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

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer
Date:	April 30, 2018