Form 10-Q
period 2018-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2018-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes      ☐    No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 4, 2018, 18,662,402 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$2,535	$3,420
Interest-bearing deposits in other banks	13,712	18,799
Cash and cash equivalents	16,247	22,219
Securities available-for-sale, at fair value	16,694	17,494
Loans receivable held for sale, at lower of cost or fair value	5,428	22,370
Loans receivable held for investment, net of allowance of $4,183 and $4,069	346,218	334,851
Accrued interest receivable	1,161	1,073
Federal Home Loan Bank (FHLB) stock	2,916	2,916
Office properties and equipment, net	2,355	2,406
Bank owned life insurance	3,007	2,994
Deferred tax assets, net	5,125	5,110
Investment in affordable housing limited partnership	489	537
Real estate owned (REO)	833	878
Other assets	1,025	856
Total assets	$401,498	$413,704

Liabilities and stockholders’ equity

Liabilities:
Deposits	$280,330	$291,290
FHLB advances	65,000	65,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	594	1,071
Accrued expenses and other liabilities	3,029	3,512
Total liabilities	354,053	365,973

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2018 and December 31, 2017; issued 21,280,228 shares at March 31, 2018 and 21,312,649 shares at December 31, 2017; outstanding 18,662,402 shares at March 31, 2018 and 18,694,823 shares at December 31, 2017	213	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2018 and December 31, 2017; issued and outstanding 8,756,396 shares at March 31, 2018 and December 31, 2017	87	87
Additional paid-in capital	46,098	46,117
Retained earnings	7,732	7,816
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,078)	(1,095)
Accumulated other comprehensive loss	(281)	(81)
Treasury stock-at cost, 2,617,826 shares at March 31 2018 and at December 31, 2017	(5,326)	(5,326)
Total stockholders’ equity	47,445	47,731
Total liabilities and stockholders’ equity	$401,498	$413,704

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,509	$3,964
Interest on mortgage-backed and other securities	109	75
Other interest income	140	98
Total interest income	3,758	4,137

Interest expense:
Interest on deposits	631	574
Interest on borrowings	353	484
Total interest expense	984	1,058

Net interest income	2,774	3,079
Loan loss provision recapture	-	350
Net interest income after loan loss provision recapture	2,774	3,429

Non-interest income:
Service charges	115	121
Gain on sale of loans	-	27
Income from litigation settlement	-	1,183
Other	16	28
Total non-interest income	131	1,359

Non-interest expense:
Compensation and benefits	1,905	1,987
Occupancy expense	316	305
Information services	214	200
Professional services	188	174
Office services and supplies	82	72
REO expense	62	(2)
Marketing expense	50	40
Corporate insurance	42	47
Amortization of investment in affordable housing limited partnership	48	49
Other	125	171
Total non-interest expense	3,032	3,043

(Loss) income before income taxes	(127)	1,745
Income tax (benefit) expense	(43)	513
Net (loss) income	$(84)	$1,232

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(283)	$(6)
Income tax benefit	(83)	(2)
Other comprehensive loss, net of tax	(200)	(4)

Comprehensive (loss) income	$(284)	$1,228

(Loss) earnings per common share-basic	$(0.00)	$0.05
(Loss) earnings per common share-diluted	$(0.00)	$0.05

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Cash flows from operating activities:

Net (loss) income	$(84)	$1,232
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loan loss provision recapture	-	(350)
Provision for losses on REOs	45	-
Depreciation	62	65
Net amortization of deferred loan origination costs	152	50
Net amortization of premiums on mortgage-backed securities	10	9
Amortization of investment in affordable housing limited partnership	48	49
Director compensation expense-common stock	45	-
Stock-based compensation expense	36	115
ESOP compensation expense	25	22
Earnings on bank owned life insurance	(13)	(13)
Originations of loans receivable held for sale	-	(48,694)
Proceeds from sales of loans receivable held for sale	-	14,876
Repayments on loans receivable held for sale	71	89
Gain on sale of loans receivable held for sale	-	(27)
Change in assets and liabilities:
Net change in deferred taxes	68	505
Net change in accrued interest receivable	(88)	8
Net change in other assets	(169)	(1,151)
Net change in advance payments by borrowers for taxes and insurance	(477)	(327)
Net change in accrued expenses and other liabilities	(483)	(1,123)
Net cash used in operating activities	(752)	(34,665)

Cash flows from investing activities:

Net change in loans receivable held for investment	5,352	18,016
Principal payments on available-for-sale securities	507	633
Purchase of FHLB stock	-	(262)
Purchase of office properties and equipment	(11)	(80)
Net cash provided by investing activities	5,848	18,307

Cash flows from financing activities:

Net change in deposits	(10,960)	9,137
Proceeds from FHLB advances	-	26,000
Repayments of FHLB advances	-	(10,000)
Payment for tax withholding for vesting of restricted stock	(108)	-
Net cash (used in) provided by financing activities	(11,068)	25,137

Net change in cash and cash equivalents	(5,972)	8,779
Cash and cash equivalents at beginning of the period	22,219	18,430
Cash and cash equivalents at end of the period	$16,247	$27,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$930	$1,088
Cash paid for income taxes	-	-

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$16,871	$-
Stock issued to directors	45	-
Stock cancelled for payment of tax withholding	108	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  On January 1, 2018, the Company adopted ASU No. 2014-09 and all subsequent ASUs that modified Topic 606.  The adoption did not have a material impact on the measurement or recognition of revenue; as such, a modified retrospective cumulative effect adjustment to beginning retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.  In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance.  Topic 606 is applicable to non-interest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.  The Company’s revenue streams that are within the scope of Topic 606 are primarily services charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees.  The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.  Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 (i) amends existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).  It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  In accordance with this standard, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 7 Fair Value).

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

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)”, which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI.  The standard requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI.  The guidance is effective for public business entities for annual periods beginning on or after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company early adopted this amendment and has elected to reclassify $66 thousand from AOCI to retained earnings at December 31, 2017.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  Under ASU 2016-02, lessees will be required to recognize all leases longer than twelve months on the Consolidated Statements of Financial Condition as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements.  Under the new guidance, lessor accounting is largely unchanged.  These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Based on leases outstanding at December 31, 2017, the Company does not expect the standard to have a material impact on the Company’s Consolidated Statements of Income or Cash Flows, but does anticipate recording a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in the Consolidated Statements of Financial Condition, which may have a minor impact on the Bank’s regulatory capital ratios.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years.  All entities may early adopt for fiscal years beginning after Dec. 15, 2018, including interim periods in those fiscal years.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.  While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption will result in an increase to the allowance for loan losses balance.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended March 31,
	2018	2017
	(In thousands, except share and per share)

Net (loss) income	$(84)	$1,232
Less net (loss) income attributable to participating securities	-	(2)
(Loss) income available to common stockholders	$(84)	$1,230

Weighted average common shares outstanding for basic earnings per common share	26,766,158	26,616,704
Add: dilutive effects of assumed exercises of stock options	-	-
Add: dilutive effects of unvested restricted stock awards	-	70,759
Weighted average common shares outstanding for diluted earnings per common share	26,766,158	26,687,463

(Loss) earnings per common share - basic	$(0.00)	$0.05
(Loss) earnings per common share - diluted	$(0.00)	$0.05

Unvested restricted stock award of 13,931 shares and stock options for 537,500 shares of common stock for the three months ended March 31, 2018 and stock options for 540,625 shares of common stock for the three months ended March 31, 2017 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018:
Federal agency mortgage-backed securities	$11,357	$118	$(170)	$11,305
Federal agency debt	5,498	-	(109)	5,389
Total available-for-sale securities	$16,855	$118	$(279)	$16,694
December 31, 2017:
Federal agency mortgage-backed securities	$11,877	$168	$(37)	$12,008
Federal agency debt	5,495	2	(11)	5,486
Total available-for-sale securities	$17,372	$170	$(48)	$17,494

At March 31, 2018, the Bank had three federal agency debt securities with total amortized cost of $5.5 million, estimated total fair value of $5.4 million and an estimated average remaining life of 4.1 years.  The Bank also had 26 federal agency mortgage-backed securities with total amortized cost of $11.4 million, estimated total fair value of $11.3 million and an estimated average remaining life of 4.7 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2018:
Federal agency mortgage-backed securities	$7,089	$(140)	$771	$(30)	$7,860	$(170)
Federal agency debt	5,389	(109)	-	-	5,389	(109)
Total temporarily impaired	$12,478	$(249)	$771	$(30)	$13,249	$(279)
December 31, 2017:
Federal agency mortgage-backed securities	$4,130	$(20)	$812	$(17)	$4,942	$(37)
Federal agency debt	3,510	(11)	-		3,510	(11)
Total temporarily impaired	$7,640	$(31)	$812	$(17)	$8,452	$(48)

Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment.  Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at March 31, 2018 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.  We do not consider these unrealized losses to be other than temporary impairment.

There were no securities pledged to secure public deposits at March 31, 2018.  Securities pledged to secure public deposits had a carrying amount of $526 thousand at December 31, 2017.  At March 31, 2018 and December 31, 2017, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2018 and 2017.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2018 and December 31, 2017 totaled $5.4 million and $22.4 million, respectively, and consisted of multi-family loans.  The Bank transferred $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the three months ended March 31, 2018.  There were no loan sales during the three months ended March 31, 2018.  Loan repayments totaled $71 thousand during the three months ended March 31, 2018.

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Real estate:
Single family	$108,443	$111,085
Multi-family	203,100	187,455
Commercial real estate	5,820	6,089
Church	30,210	30,848
Construction	1,097	1,678
Commercial – other	195	192
Consumer	4	7
Gross loans receivable before deferred loan costs and premiums	348,869	337,354
Unamortized net deferred loan costs and premiums	1,532	1,566
Gross loans receivable	350,401	338,920
Allowance for loan losses	(4,183)	(4,069)
Loans receivable, net	$346,218	$334,851

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(6)	208	(6)	(190)	(6)	-	-	-
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$588	$2,508	$65	$1,005	$11	$6	$-	$4,183

	Three Months Ended March 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	(37)	52	(140)	(226)	1	(1)	1	(350)
Recoveries	-	-	-	139	-	-	-	139
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$330	$2,711	$75	$1,250	$9	$16	$1	$4,392

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	March 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$84	$1	$-	$440	$-	$5	$-	$530
Collectively evaluated for impairment	504	2,507	65	565	11	1	-	3,653
Total ending allowance balance	$588	$2,508	$65	$1,005	$11	$6	$-	$4,183
Loans:
Loans individually evaluated for impairment	$622	$331	$-	$7,873	$-	$64	$-	$8,890
Loans collectively evaluated for impairment	108,248	204,162	5,826	22,048	1,092	131	4	341,511
Total ending loans balance	$108,870	$204,493	$5,826	$29,921	$1,092	$195	$4	$350,401

	December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1	$-	$479	$-	$5	$-	$585
Collectively evaluated for impairment	494	2,299	71	602	17	1	-	3,484
Total ending allowance balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Loans:
Loans individually evaluated for impairment	$627	$333	$-	$8,280	$-	$65	$-	$9,305
Loans collectively evaluated for impairment	110,897	188,585	6,096	22,232	1,671	127	7	329,615
Total ending loans balance	$111,524	$188,918	$6,096	$30,512	$1,671	$192	$7	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Church	$4,947	$3,207	$-	$5,140	$3,291	$-
With an allowance recorded:
Single family	622	622	84	627	627	100
Multi-family	331	331	1	333	333	1
Church	4,666	4,666	440	5,028	4,989	479
Commercial - other	64	64	5	65	65	5
Total	$10,630	$8,890	$530	$11,193	$9,305	$585

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
		(In thousands)
Single family	$625	$8	$642	$7
Multi-family	332	6	640	11
Commercial real estate	-	-	331	-
Church	7,981	174	10,471	227
Commercial – other	65	1	66	1
Total	$9,003	$189	$12,150	$246

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $10 thousand and $46 thousand for the three months ended March 31, 2018 and 2017, respectively, and were not included in the consolidated results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$56	$46	$-	$102	$108,768	$108,870
Multi-family	-	-	-	-	204,493	204,493
Commercial real estate	-	-	-	-	5,826	5,826
Church	-	-	-	-	29,921	29,921
Construction	-	-	-	-	1,092	1,092
Commercial - other	-	-	-	-	195	195
Consumer	-	-	-	-	4	4
Total	$56	$46	$-	$102	$350,299	$350,401

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$50	$-	$50	$111,474	$111,524
Multi-family	-	-	-	-	188,918	188,918
Commercial real estate	-	-	-	-	6,096	6,096
Church	341	-	-	341	30,171	30,512
Construction	-	-	-	-	1,671	1,671
Commercial - other	-	-	-	-	192	192
Consumer	-	-	-	-	7	7
Total	$341	$50	$-	$391	$338,529	$338,920

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Loans receivable held for investment:
Church	$1,686	$1,766
Total non-accrual loans	$1,686	$1,766

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2018 or December 31, 2017.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At March 31, 2018, loans classified as troubled debt restructurings (“TDRs”) totaled $8.5 million, of which $1.3 million were included in non-accrual loans and $7.2 million were on accrual status.  At December 31, 2017, loans classified as TDRs totaled $8.9 million, of which $1.4 million were included in non-accrual loans and $7.5 million were on accrual status.  The Company has allocated $530 thousand and $585 thousand of specific reserves for accruing TDRs as of March 31, 2018 and December 31, 2017, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2018 and December 31, 2017, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2018 and 2017.

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

	March 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$108,859	$-	$-	$11	$-	$-
Multi-family	203,528	-	-	965	-	-
Commercial real estate	5,704	122	-	-	-	-
Church	23,985	686	-	5,250	-	-
Construction	1,092	-	-	-	-	-
Commercial - other	131	-	-	64	-	-
Consumer	4	-	-	-	-	-
Total	$343,303	$808	$-	$6,290	$-	$-

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$111,513	$-	$-	$11	$-	$-
Multi-family	187,946	-	-	972	-	-
Commercial real estate	5,974	122	-	-	-	-
Church	24,474	691	-	5,347	-	-
Construction	1,671	-	-	-	-	-
Commercial - other	127	-	-	65	-	-
Consumer	7	-	-	-	-	-
Total	$331,712	$813	$-	$6,395	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.72% at March 31, 2018.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$11,305	$-	$11,305
Securities available-for-sale – federal agency debt	1,970	3,419	-	5,389

At December 31, 2017:
Securities available-for-sale – federal agency mortgage-backed	$-	$12,008	$-	$12,008
Securities available-for-sale – federal agency debt	1,976	3,510	-	5,486

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2018 and 2017.

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

	March 31, 2018	December 31, 2017
	(In thousands)
Impaired loans carried at fair value of collateral	$702	$742
Real estate owned	833	878

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-
Real estate owned	45	-
Total	$45	$-

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

March 31, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 7%	-3%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-6%

December 31, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 7%	-4%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-6%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$5,428	$-	$5,449	$-	$5,449
Loans receivable held for investment	346,218	-	-	339,529	339,529
Financial Liabilities:
Time Deposits	$163,816	$-	$162,699	$-	$162,699
Federal Home Loan Bank advances	65,000	-	64,546	-	64,546
Junior subordinated debentures	5,100	-	-	4,526	4,526

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)

Financial Assets:
Loans receivable held for sale	$22,370	$-	$22,626	$-	$22,626
Loans receivable held for investment	334,851	-	-	333,231	333,231
Financial Liabilities:
Time Deposits	$150,789	$-	$150,240	$-	$150,240
Federal Home Loan Bank advances	65,000	-	64,887	-	64,887
Junior subordinated debentures	5,100	-	-	4,503	4,503

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of March 31, 2018 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock.  As of March 31, 2018, there were 1,293,109 shares available for future awards under the 2008 LTIP.

No stock options were granted during the three months ended March 31, 2018 and 2017.

The following table summarizes stock option activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	540,625	$2.18
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	-	-
Outstanding at end of period	537,500	$2.19	540,625	$2.18
Exercisable at end of period	267,500	$2.71	180,625	$3.29

The Company recorded $10 thousand of stock-based compensation expense related to stock options during the three months ended March 31, 2018 and 2017.  As of March 31, 2018, unrecognized compensation cost related to nonvested stock options granted under the plan was $113 thousand.  The cost is expected to be recognized over a period of 2.90 years.

Options outstanding and exercisable at March 31, 2018 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2009	7,500	0.81 years	$4.00		7,500	$4.00
March 18, 2009	75,000	0.96 years	$4.98		75,000	$4.98
January 21, 2010	5,000	1.81 years	$6.00		5,000	$6.00
February 24, 2016	450,000	7.90 years	$1.62		180,000	$1.62
	537,500	6.78 years	$2.19	$221,000	267,500	$2.71	$88,000

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $26 thousand of stock-based compensation expense related to this award during the three months ended March 31, 2018 and 2017.  As of March 31, 2018, unrecognized compensation cost related to non-vested restricted stock award was $13 thousand, which is expected to be recognized over a period of 12 months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In March 2018, the Company awarded 18,906 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested.  The Company recorded $45 thousand of compensation expense based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  In April 2017, the Company’s directors were awarded 30,002 shares of common stock, which were fully vested, and the Company recorded $53 thousand of compensation expense related to such award.

In February 2018, the Company awarded 97,195 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  The Company also awarded 129,270 of cash-settled RSU to its CEO in April 2017.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period.  During the three months ended March 31, 2018, the Company recorded compensation expense related to these awards of $32 thousand.

NOTE (9) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $25 thousand and $22 thousand for the three months ended March 31, 2018 and 2017, respectively.

Shares held by the ESOP were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Allocated to participants	1,108,382	1,108,382
Committed to be released	21,504	10,752
Suspense shares	678,118	688,870
Total ESOP shares	1,808,004	1,808,004
Fair value of unearned shares	$1,431	$1,626

In September 2017, the Company received its first loan payment from the ESOP and 40,126 shares were released for allocation to participants.  The outstanding balance of unearned shares at March 31, 2018 and December 31, 2017, was $1.1 million, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

A capital conservation buffer is also required to be maintained above the regulatory minimum capital requirements.  This capital conservation buffer is being phased in on a schedule that began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until it reaches its final level of 2.5% on January 1, 2019.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At March 31, 2018 and December 31, 2017, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018:
Tier 1 (Leverage)	$48,015	11.88%	$16,165	4.0%	$20,206	5.0%
Common Equity Tier 1	$48,015	18.97%	$11,389	4.5%	$16,450	6.5%
Tier 1	$48,015	18.97%	$15,185	6.0%	$20,246	8.0%
Total Capital	$51,192	20.23%	$20,246	8.0%	$25,308	10.0%
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.0%	$20,997	5.0%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.5%	$16,693	6.5%
Tier 1	$47,838	18.63%	$15,409	6.0%	$20,545	8.0%
Total Capital	$51,059	19.88%	$20,545	8.0%	$25,681	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of March 31, 2018, no valuation allowance was required on its deferred tax assets, which totaled $5.1 million.  As of December 31, 2017, the Company recorded no valuation allowance on its deferred tax assets of $5.1 million.

NOTE (12) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of March 31, 2018.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our critical accounting policies.

Overview

Total assets decreased by $12.2 million to $401.5 million at March 31, 2018 from $413.7 million at December 31, 2017.  The decrease in total assets primarily consisted of a decrease of $16.9 million in loans receivable held for sale, a decrease of $6.0 million in cash and cash equivalents and a decrease of $800 thousand in securities available-for-sale, which were partially offset by an increase of $11.3 million in net loans receivable held for investment.

Total borrowings at March 31, 2018 remained unchanged from December 31, 2017, and consisted of advances to the Bank from the FHLB of $65.0 million, and subordinated debentures issued by the Company of $5.1 million.

We recorded net loss of ($84) thousand for the first quarter of 2018, compared to net income of $1.2 million for the first quarter of 2017.  The lower earnings during the first quarter of 2018 resulted from a decrease of $1.2 million in non-interest income as the prior year’s first quarter included an insurance litigation settlement of $1.2 million.  In addition, in the first quarter of 2017 the Company’s reported income was enhanced by a loan loss provision recapture of $350 thousand.  During the first quarter of 2018, the Bank did not report any loan loss provision or recapture.

Results of Operations

Net Interest Income

For the first quarter of 2018, net interest income decreased by $305 thousand to $2.8 million from $3.1 million for the same period a year ago, primarily because of a decrease of $29.7 million in average interest-earning assets, combined with a decrease of 9 basis points in the net interest margin.  The decline in average interest-earning assets consisted of a decrease of $39.7 million in the average balance of loans receivable compared to the prior year’s first quarter, which resulted from the sale of multi-family loans throughout 2017 to maintain compliance with regulatory loan concentration guidelines, and was partially offset by an increase of $10.0 million in securities and other interest-earning assets.

Interest income on loans receivable decreased by $455 thousand to $3.5 million for the first quarter of 2018, from $4.0 million for the first quarter of 2017.  Lower interest income on loans receivable for the first quarter of 2018 resulted from the decrease in the average balance of loans receivable, which decreased interest income by $392 thousand.  Additionally, the average yield on loans receivable during the first quarter of 2018 decreased by 6 basis points compared to the first quarter of 2017, which reduced interest income by $63 thousand.  The decrease in the average yield on loans receivable primarily resulted from the payoff of loans with higher rates than those originated over the last year.

Interest income on securities increased by $34 thousand to $109 thousand for the first quarter of 2018, from $75 thousand for the first quarter of 2017, due to an increase of $4.2 million in the average balance of securities and an increase of 22 basis points in the average yield on securities.  Other interest income increased by $42 thousand to $140 thousand for the first quarter of 2018, from $98 thousand for the first quarter of 2017.  The increase of $42 thousand in other interest income was due to an increase of $52 thousand in interest income on interest-bearing deposits in other banks, primarily reflecting a higher average yield and a higher average balance for the first quarter of 2018, and was partially offset by a decrease of $10 thousand in dividend income earned on the Bank’s investment in FHLB stock.

Interest expense on deposits increased by $57 thousand to $631 thousand for the first quarter of 2018, from $574 thousand for the first quarter of 2017.  Higher interest expense on deposits for the first quarter of 2018 primarily resulted from an increase of 9 basis points in the average cost of deposits, which increased interest expense by $97 thousand.  The average balance of deposits decreased by $4.5 million, which decreased interest expense by $40 thousand.

Interest expense on borrowings decreased by $131 thousand to $353 thousand for the first quarter of 2018, from $484 thousand for the first quarter of 2017.  Lower interest expense on borrowings for the first quarter of 2018 primarily resulted from a decrease of $26.7 million in the average balance of FHLB advances, which decreased interest expense by $123 thousand.  The average cost of FHLB advances decreased by 7 basis points, which reduced interest expense by $16 thousand, whereas the interest rate on the Company’s junior subordinated debentures increased during the first quarter of 2018, resulting in additional interest expense of $8 thousand.

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

	For the three months ended
	March 31, 2018			March 31, 2017

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$22,550	$90	1.60%	$17,034	$38	0.89%
Securities	17,170	109	2.54%	12,954	75	2.32%
Loans receivable (1)	355,715	3,509	3.95%	395,388	3,964	4.01%
FHLB stock	2,916	50	6.86%	2,629	60	9.13%
Total interest-earning assets	398,351	$3,758	3.77%	428,005	$4,137	3.87%
Non-interest-earning assets	10,212			10,994
Total assets	$408,563			$438,999

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$49,382	$99	0.80%	$31,655	$49	0.62%
Passbook deposits	39,128	31	0.32%	39,604	31	0.31%
NOW and other demand deposits	35,706	7	0.08%	30,752	4	0.05%
Certificate accounts	161,731	494	1.22%	188,438	490	1.04%
Total deposits	285,947	631	0.88%	290,449	574	0.79%
FHLB advances	65,000	299	1.84%	91,717	438	1.91%
Junior subordinated debentures	5,100	54	4.24%	5,100	46	3.61%
Total interest-bearing liabilities	356,047	$984	1.11%	387,266	$1,058	1.09%
Non-interest-bearing liabilities	4,808			6,146
Stockholders’ Equity	47,708			45,587
Total liabilities and stockholders’ equity	$408,563			$438,999

Net interest rate spread (2)		$2,774	2.66%		$3,079	2.78%
Net interest rate margin (3)			2.79%			2.88%
Ratio of interest-earning assets to interest-bearing liabilities			111.88%			110.52%

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

Loan loss provision recapture

During the first quarter of 2018, we did not record any loan loss provisions or recaptures, compared to $350 thousand of loan loss provision recaptures for the first quarter of 2017.  The requirements for the allowance for loan losses (“ALLL”) on loan originations and loans transferred from held for sale during the first quarter of 2018 were offset by payoffs, recoveries of problem loans, and continued improvement in the overall credit quality of the loan portfolio.  See “Allowance for Loan Losses” below for additional information.

Non-interest Income

Non-interest income for the first quarter of 2018 totaled $131 thousand, compared to $1.4 million for the first quarter of 2017.  The decrease in non-interest income of $1.2 million was primarily due to an insurance litigation settlement that was included in the Bank’s results for the first quarter of 2017.

Non-interest Expense

Total non-interest expense was $3.0 million for both the first quarters of 2018 and 2017.  Overall non-interest expense decreased by $11 thousand, primarily reflecting a decrease of $82 thousand in compensation and benefits expense, partially offset by an increase of $64 thousand in REO expense.  Compensation and benefits expense decreased primarily due to a higher amount of salary deferred as loan origination costs and lower salary expense, which were partially offset by higher stock based compensation expense.  REO expense increased due to a $45 thousand write down of the Bank’s sole REO property to reflect the estimated net sale proceeds, after estimated selling expenses, from a pending sale of the property.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  We recorded income tax benefit of $43 thousand for the first quarter of 2018 and income tax expense of $513 thousand for the first quarter of 2017.  Our effective income tax rate was 33.86% for the first quarter of 2018 compared to 29.40% for the comparable period in 2017.  The effective tax rate for the first quarter of 2018 was higher than the statutory rate due to adjustment for year-to-date discrete items such as stock-based compensation windfall.  We eliminated the balance of our valuation allowance on deferred tax assets at the end of 2016.  Deferred tax assets totaled $5.1 million at March 31, 2018 and December 31, 2017.

Financial Condition

Total Assets

Total assets decreased by $12.2 million to $401.5 million at March 31, 2018 from $413.7 million at December 31, 2017.  The decrease in total assets primarily consisted of a decrease of $16.9 million in loans receivable held for sale, a decrease of $6.0 million in cash and cash equivalents and a decrease of $800 thousand in securities available-for-sale, which were partially offset by an increase of $11.3 million in net loans receivable held for investment.

Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2018 and December 31, 2017 totaled $5.4 million and $22.4 million, respectively, and consisted of multi-family loans.  During the first quarter of 2018, we transferred $16.9 million of multi-family loans from loans receivable held for sale to loans receivable held for investment as we had capacity to add more multi-family loans to our portfolio under the current regulatory guidelines for loan concentration.   We received $71 thousand in principal repayments on loans receivable held for sale during the first quarter of 2018, compared to $89 thousand during the first quarter of 2017.

Loans Receivable Held for Investment

Loans receivable held for investment, net of ALLL increased by $11.3 million to $346.2 million at March 31, 2018, from $334.9 million at December 31, 2017.  The increase in loans receivable held for investment during the first quarter of 2018 was primarily due to the $16.9 million of loans transferred from held for sale mentioned above.  During the first quarter of 2018, we originated for portfolio $15.0 million in multi-family loans, compared to $1.9 million during the first quarter of 2017.  Loan repayments during the first quarter of 2018 totaled $20.4 million, compared to $19.8 million during the first quarter of 2017.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL increased by $114 thousand to $4.2 million, or 1.19% of our gross loans receivable held for investment, at March 31, 2018, from $4.1 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2017, primarily reflecting recoveries of $114 thousand.  The levels of ALLL at March 31, 2018 and December 31, 2017 reflect the result of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of March 31, 2018, we had total delinquencies of $102 thousand, compared to $391 thousand at December 31, 2017.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2018, NPLs totaled $1.7 million, compared to $1.8 million at December 31, 2017.  The decrease of $80 thousand in NPLs was due to repayments.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2018, all of our NPLs were current in their payments, compared to $1.4 million, or 81% of our NPLs, that were current in their payments at December 31, 2017.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 248.10% at March 31, 2018 from 230.41% at December 31, 2017.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs since 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 35% of estimated fair value less estimated selling costs as of March 31, 2018.

Recoveries during the first quarter of 2018 and 2017 totaled $114 thousand and $139 thousand, respectively.  Recoveries primarily resulted from payoffs of loans which had been previously partially charged off.

Impaired loans at March 31, 2018 were $8.9 million, compared to $9.3 million at December 31, 2017.  The decrease of $414 thousand in impaired loans was due to repayments.  Specific reserves for impaired loans were $530 thousand, or 5.96% of the aggregate impaired loan amount at March 31, 2018, compared to $585 thousand, or 6.29%, at December 31, 2017.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.07% at March 31, 2018, compared to 1.06% at December 31, 2017.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2018, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $11.0 million to $280.3 million at March 31, 2018 from $291.3 million at December 31, 2017.  Liquid deposits (NOW, demand, money market and passbook accounts) decreased by $24.0 million during the first quarter of 2018 and represented 42% and 48% of total deposits at March 31, 2018 and December 31, 2017, respectively.  The decrease in liquid deposits primarily resulted from a transfer of $25.0 million from a money market account to the Certificate of Deposit Account Registry Service (“CDARS”) by a long-time depositor.

Certificates of deposit (“CDs”) increased by $13.0 million during the first quarter of 2018 and represented 58% and 52% of total deposits at March 31, 2018 and December 31, 2017, respectively.  The increase in CDs was primarily due to the $25.0 million transfer to CDARS mentioned above and a $2.3 million net increase in retail CDs, which were partially offset by net maturities of $12.3 million and $2.0 million in CDARS and QwickRate CDs, respectively.  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At March 31, 2018, we had approximately $34.7 million in CDARS Reciprocal and $31.2 million in CDARS One-Way Buy, compared to $9.5 million in CDARS Reciprocal and $43.3 million in CDARS One-Way Buy at December 31, 2017.

One customer relationship accounted for approximately 11% of our deposits at March 31, 2018 and December 31, 2017.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

At March 31, 2018 and December 31, 2017, FHLB advances totaled $65.0 million, with a weighted average interest rate of 1.86%.

Subordinated debentures issued by the Company remained unchanged at $5.1 million at March 31, 2018 and December 31, 2017.  The weighted average interest rate on the subordinated debentures increased to 4.72% at March 31, 2018 from 4.15% at December 31, 2017, primarily due to increases in LIBOR.

Stockholders’ Equity

Stockholders’ equity was $47.4 million, or 11.82% of the Company’s total assets, at March 31, 2018, compared to $47.7 million, or 11.54% of the Company’s total assets, at December 31, 2017.  The Company’s book value was $1.73 and $1.74 per share as of March 31, 2018 and December 31, 2017, respectively.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $33.7 million at March 31, 2018.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at March 31, 2018 consisted of $2.5 million in cash and due from banks, $13.7 million in interest-bearing deposits in other banks, and $16.7 million in securities available-for-sale that were not pledged, compared to $3.4 million in cash and due from banks, $18.8 million in interest-bearing deposits in other banks, and $17.0 million in securities available-for-sale that were not pledged at December 31, 2017.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

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

The Company recorded consolidated net cash outflows from operating activities of $752 thousand and $34.7 million during the three months ended March 31, 2018 and 2017, respectively.  Net cash outflows from operating activities during the three months ended March 31, 2018 were primarily attributable to payments of accrued expenses and other liabilities.  Net cash outflows from operating activities during the first quarter of 2017 were primarily attributable to originations of multi-family loans for the Bank’s loans held for sale portfolio.

The Company recorded consolidated net cash inflows from investing activities of $5.8 million and $18.3 million during the three months ended March 31, 2018 and 2017, respectively.  Net cash inflows from investing activities during the three months ended March 31, 2018 were primarily attributable to repayments on loans held for investment and securities available-for-sale and withdrawals from our interest-bearing deposits in other banks.

The Company recorded consolidated net cash outflows from financing activities of $11.1 million during the three months ended March 31, 2018, compared to consolidated net cash inflows from financing activities of $25.1 million during the three months ended March 31 2017.  Net cash outflows from financing activities during the three months ended March 31, 2018 were primarily attributable to decreases in deposits.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2018.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.  There were no significant changes during the quarter ended March 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 15, 2018	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	May 15, 2018	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer