Form 10-Q
period 2018-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2018-08-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2018, 18,662,402 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$2,304	$3,420
Interest-bearing deposits in other banks	11,294	18,799
Cash and cash equivalents	13,598	22,219
Securities available-for-sale, at fair value	15,977	17,494
Loans receivable held for sale, at lower of cost or fair value	1,079	22,370
Loans receivable held for investment, net of allowance of $4,183 and $4,069	364,808	334,851
Accrued interest receivable	1,116	1,073
Federal Home Loan Bank (FHLB) stock, at cost	2,916	2,916
Office properties and equipment, net	2,328	2,406
Bank owned life insurance	3,020	2,994
Deferred tax assets, net	5,202	5,110
Investment in affordable housing limited partnership	440	537
Real estate owned (REO)	833	878
Other assets	743	856
Total assets	$412,060	$413,704

Liabilities and stockholders’ equity

Liabilities:
Deposits	$271,266	$291,290
FHLB advances	84,000	65,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	911	1,071
Accrued expenses and other liabilities	3,482	3,512
Total liabilities	364,759	365,973

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2018 and December 31, 2017; issued 21,280,228 shares at June 30, 2018 and 21,312,649 shares at December 31, 2017; outstanding 18,662,402 shares at June 30, 2018 and 18,694,823 shares at December 31, 2017	213	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding 8,756,396 shares at June 30, 2018 and December 31, 2017	87	87
Additional paid-in capital	46,116	46,117
Retained earnings	7,605	7,816
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,060)	(1,095)
Accumulated other comprehensive loss	(334)	(81)
Treasury stock-at cost, 2,617,826 shares at June 30, 2018 and at December 31, 2017	(5,326)	(5,326)
Total stockholders’ equity	47,301	47,731
Total liabilities and stockholders’ equity	$412,060	$413,704

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,415	$3,944	$6,924	$7,908
Interest on mortgage-backed and other securities	104	73	213	148
Other interest income	115	119	255	217
Total interest income	3,634	4,136	7,392	8,273

Interest expense:
Interest on deposits	685	597	1,316	1,171
Interest on borrowings	377	537	730	1,021
Total interest expense	1,062	1,134	2,046	2,192

Net interest income	2,572	3,002	5,346	6,081
Loan loss provision recapture	-	300	-	650
Net interest income after loan loss provision recapture	2,572	3,302	5,346	6,731

Non-interest income:
Service charges	111	100	226	221
Gain on sale of loans	11	196	11	223
Income from litigation settlement	-	-	-	1,183
Other	48	26	64	54
Total non-interest income	170	322	301	1,681

Non-interest expense:
Compensation and benefits	1,751	1,328	3,656	3,315
Occupancy expense	317	315	633	620
Information services	206	208	420	408
Professional services	183	231	371	405
Office services and supplies	66	81	148	153
REO expense	24	-	86	(2)
Marketing expense	87	61	137	101
Corporate insurance	36	46	78	93
Amortization of investment in affordable housing limited partnership	49	48	97	98
Other	204	350	329	520
Total non-interest expense	2,923	2,668	5,955	5,711

(Loss) income before income taxes	(181)	956	(308)	2,701
Income tax (benefit) expense	(54)	423	(97)	936
Net (loss) income	$(127)	$533	$(211)	$1,765

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(76)	$9	$(360)	$3
Income tax benefit	(23)	3	(107)	1
Other comprehensive loss, net of tax	(53)	6	(253)	2

Comprehensive (loss) income	$(180)	$539	$(464)	$1,767

(Loss) earnings per common share-basic	$-	$0.02	$(0.01)	$0.07
(Loss) earnings per common share-diluted	$-	$0.02	$(0.01)	$0.07

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)

Cash flows from operating activities:

Net (loss) income	$(211)	$1,765
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loan loss provision recapture	-	(650)
Provision for losses on REOs	45	-
Depreciation	121	129
Net amortization of deferred loan origination costs	276	134
Net amortization of premiums on mortgage-backed securities	20	17
Amortization of investment in affordable housing limited partnership	97	98
Director compensation expense-common stock	45	-
Stock-based compensation expense	49	204
ESOP compensation expense	48	47
Earnings on bank owned life insurance	(26)	(27)
Originations of loans receivable held for sale	-	(86,002)
Proceeds from sales of loans receivable held for sale	4,349	46,988
Repayments on loans receivable held for sale	82	200
Gain on sale of loans receivable held for sale	(11)	(223)
Change in assets and liabilities:
Net change in deferred taxes	15	931
Net change in accrued interest receivable	(43)	75
Net change in other assets	113	6
Net change in advance payments by borrowers for taxes and insurance	(160)	181
Net change in accrued expenses and other liabilities	(30)	(1,207)
Net cash provided by (used in) operating activities	4,779	(37,334)

Cash flows from investing activities:

Net change in loans receivable held for investment	(13,362)	29,662
Principal payments on available-for-sale securities	1,137	1,159
Purchase of FHLB stock	-	(343)
Purchase of office properties and equipment	(43)	(159)
Net cash (used in) provided by investing activities	(12,268)	30,319

Cash flows from financing activities:

Net change in deposits	(20,024)	(13,580)
Proceeds from FHLB advances	36,500	44,000
Repayments of FHLB advances	(17,500)	(25,000)
Payment for tax withholding for vesting of restricted stock	(108)	-
Net cash (used in) provided by financing activities	(1,132)	5,420

Net change in cash and cash equivalents	(8,621)	(1,595)
Cash and cash equivalents at beginning of the period	22,219	18,430
Cash and cash equivalents at end of the period	$13,598	$16,835

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,048	$2,241
Cash paid for income taxes	-	20

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$16,871	$-
Common stock issued to directors for compensation	45	-
Common stock exchanged for payment of tax withholding	108	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Accounting Pronouncements Adopted

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 (i) amends existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).  It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  These amendments are effective for public business entities for fiscal years

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

beginning after December 15, 2017, including interim periods within those fiscal years.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  In accordance with this standard, the Company measured the fair value of its financial assets and financial liabilities as of June 30, 2018 using an exit price notion (see Note 7 Fair Value).

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

Recent Accounting Pronouncements Yet to Be Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  Under ASU 2016-02, lessees will be required to recognize all leases longer than twelve months on the Consolidated Statements of Financial Condition as lease assets and lease liabilities and make quantitative and qualitative disclosures regarding key information about leasing arrangements.  Under the new guidance, lessor accounting is largely unchanged.  These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Based on leases outstanding at December 31, 2017, the Company does not expect the standard to have a material impact on the Company’s Consolidated Statements of Income or Cash Flows, but does anticipate recording a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in the Consolidated Statements of Financial Condition, which may have a minor impact on the Bank’s regulatory capital ratios.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years.  All entities may early adopt for fiscal years beginning after Dec. 15, 2018, including interim periods in those fiscal years.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.  While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption will result in an increase to the allowance for loan losses balance.

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share)

Net income (loss)	$(127)	$533	$(211)	$1,765
Less net income (loss) attributable to participating securities	-	(1)	-	(4)
Income available to common stockholders	$(127)	$532	$(211)	$1,761

Weighted average common shares outstanding for basic earnings (loss) per common share	26,740,082	26,666,740	26,752,550	26,642,129
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Add: dilutive effects of unvested restricted stock awards	-	56,552	-	63,655
Weighted average common shares outstanding for diluted earnings (loss) per common share	26,740,082	26,723,292	26,752,550	26,705,784

Earnings (Loss) per common share - basic	$0.00	$0.02	$(0.01)	$0.07
Earnings (Loss) per common share - diluted	$0.00	$0.02	$(0.01)	$0.07

An unvested restricted stock award of 10,399 shares and stock options for 537,500 shares of common stock for the three and six months ended June 30, 2018 and stock options for 540,625 shares of common stock for the three and six months ended June 30, 2017 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018:
Federal agency mortgage-backed securities	$10,791	$109	$(208)	$10,692
Federal agency debt	5,424	-	(139)	5,285
Total available-for-sale securities	$16,215	$109	$(347)	$15,977
December 31, 2017:
Federal agency mortgage-backed securities	$11,877	$168	$(37)	$12,008
Federal agency debt	5,495	2	(11)	5,486
Total available-for-sale securities	$17,372	$170	$(48)	$17,494

At June 30, 2018, the Bank had 3 federal agency debt securities with total amortized cost of $5.4 million, estimated total fair value of $5.3 million and an estimated average remaining life of 4.1 years.  The Bank also had 25 federal agency mortgage-backed securities with total amortized cost of $10.8 million, estimated total fair value of $10.7 million and an estimated average remaining life of 4.7 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2018:
Federal agency mortgage-backed securities	$7,403	$(174)	$736	$(34)	$8,139	$(208)
Federal agency debt	5,285	(139)	-	-	5,285	(139)
Total temporarily impaired	$12,688	$(313)	$736	$(34)	$13,424	$(347)
December 31, 2017:
Federal agency mortgage-backed securities	$4,130	$(20)	$812	$(17)	$4,942	$(37)
Federal agency debt	3,510	(11)	-	-	3,510	(11)
Total temporarily impaired	$7,640	$(31)	$812	$(17)	$8,452	$(48)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment.  Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at June 30, 2018 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.  We do not consider these unrealized losses to be other than temporary impairment.

There were no securities pledged to secure public deposits at June 30, 2018.  Securities pledged to secure public deposits had a carrying amount of $526 thousand at December 31, 2017.  At June 30, 2018 and December 31, 2017, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2018 and 2017.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2018 and December 31, 2017 totaled $1.1 million and $22.4 million, respectively, and consisted of multi-family loans.  The Bank transferred $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the first quarter of 2018.  No loans were originated for sale during the three and six months ended June 30, 2018.  Sales of multi-family loans during the three months and six months ended June 30, 2018 totaled $4.3 million.  Loan repayments totaled $11 thousand and $82 thousand during the three and six months ended June 30, 2018.

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Real estate:
Single family	$99,634	$111,085
Multi-family	230,137	187,455
Commercial real estate	6,007	6,089
Church	29,887	30,848
Construction	1,766	1,678
Commercial – other	201	192
Consumer	7	7
Gross loans receivable before deferred loan costs and premiums	367,639	337,354
Unamortized net deferred loan costs and premiums	1,352	1,566
Gross loans receivable	368,991	338,920
Allowance for loan losses	(4,183)	(4,069)
Loans receivable, net	$364,808	$334,851

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$588	$2,508	$65	$1,005	$11	$6	$-	$4,183
Provision for (recapture of) loan losses	(71)	148	(4)	(80)	7	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183

	Three Months Ended June 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$330	$2,711	$75	$1,250	$9	$16	$1	$4,392
Provision for (recapture of) loan losses	(40)	8	2	(270)	-	1	(1)	(300)
Recoveries	30	-	-	124	-	-	-	154
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246

	Six Months Ended June 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(77)	356	(10)	(270)	1	-	-	-
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183

	Six Months Ended June 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	(77)	60	(138)	(496)	1	-	-	(650)
Recoveries	30	-	-	263	-	-	-	293
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	June 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$82	$-	$-	$415	$-	$4	$-	$501
Collectively evaluated for impairment	435	2,656	61	510	18	2	-	3,682
Total ending allowance balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183
Loans:
Loans individually evaluated for impairment	$618	$328	$-	$7,554	$-	$64	$-	$8,564
Loans collectively evaluated for impairment	99,399	231,341	6,007	21,775	1,761	137	7	360,427
Total ending loans balance	$100,017	$231,669	$6,007	$29,329	$1,761	$201	$7	$368,991

	December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1	$-	$479	$-	$5	$-	$585
Collectively evaluated for impairment	494	2,299	71	602	17	1	-	3,484
Total ending allowance balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Loans:
Loans individually evaluated for impairment	$627	$333	$-	$8,280	$-	$65	$-	$9,305
Loans collectively evaluated for impairment	110,897	188,585	6,096	22,232	1,671	127	7	329,615
Total ending loans balance	$111,524	$188,918	$6,096	$30,512	$1,671	$192	$7	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Church	$4,729	$2,936	$-	$5,140	$3,291	$-
With an allowance recorded:
Single family	618	618	82	627	627	100
Multi-family	328	328	-	333	333	1
Church	4,618	4,618	415	5,028	4,989	479
Commercial - other	64	64	4	65	65	5
Total	$10,357	$8,564	$501	$11,193	$9,305	$585

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
		(In thousands)
Single family	$620	$7	$638	$7
Multi-family	331	6	635	12
Commercial real estate	-	-	992	104
Church	7,692	112	9,625	109
Commercial – other	65	1	66	1
Total	$8,708	$126	$11,956	$233

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
		(In thousands)
Single family	$622	$15	$640	$14
Multi-family	331	12	638	23
Commercial real estate	-	-	567	104
Church	7,849	286	9,998	336
Commercial – other	65	2	66	2
Total	$8,867	$315	$11,909	$479

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $67 thousand and $28 thousand for the three months ended June 30, 2018 and 2017, respectively, and $77 thousand and $74 thousand for the six months ended June 30, 2018 and 2017, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$100,017	$100,017
Multi-family	-	-	-	-	231,669	231,669
Commercial real estate	-	-	-	-	6,007	6,007
Church	-	-	-	-	29,329	29,329
Construction	-	-	-	-	1,761	1,761
Commercial - other	-	-	-	-	201	201
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$368,991	$368,991

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$50	$-	$50	$111,474	$111,524
Multi-family	-	-	-	-	188,918	188,918
Commercial real estate	-	-	-	-	6,096	6,096
Church	341	-	-	341	30,171	30,512
Construction	-	-	-	-	1,671	1,671
Commercial - other	-	-	-	-	192	192
Consumer	-	-	-	-	7	7
Total	$341	$50	$-	$391	$338,529	$338,920

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Loans receivable held for investment:
Church	$1,247	$1,766
Total non-accrual loans	$1,247	$1,766

The above non-accrual loans were not delinquent, but did not qualify for accrual status as of the periods indicated.  There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2018 or December 31, 2017.

Troubled Debt Restructurings

At June 30, 2018, loans classified as troubled debt restructurings (“TDRs”) totaled $8.2 million, of which $0.9 million were included in non-accrual loans and $7.3 million were on accrual status.  At December 31, 2017, loans classified as TDRs totaled $8.9 million, of which $1.4 million were included in non-accrual loans and $7.5 million were on accrual status.  The Company has allocated $501 thousand and $585 thousand of specific reserves for accruing TDRs as of June 30, 2018 and December 31, 2017, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2018 and December 31, 2017, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or six months ended June 30, 2018 and 2017.

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

	June 30, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$100,007	$-	$-	$11	$-	$-
Multi-family	228,897	1,815	-	957	-	-
Commercial real estate	6,007	-	-	-	-	-
Church	23,681	681	-	4,966	-	-
Construction	1,761	-	-	-	-	-
Commercial - other	137	-	-	64	-	-
Consumer	7	-	-	-	-	-
Total	$360,497	$2,496	$-	$5,998	$-	$-

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$111,513	$-	$-	$11	$-	$-
Multi-family	187,946	-	-	972	-	-
Commercial real estate	5,974	122	-	-	-	-
Church	24,474	691	-	5,347	-	-
Construction	1,671	-	-	-	-	-
Commercial - other	127	-	-	65	-	-
Consumer	7	-	-	-	-	-
Total	$331,712	$813	$-	$6,395	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.87% at June 30, 2018.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$10,692	$-	$10,692
Securities available-for-sale – federal agency debt	1,970	3,315	-	5,285
At December 31, 2017:
Securities available-for-sale – federal agency mortgage-backed	$-	$12,008	$-	$12,008
Securities available-for-sale – federal agency debt	1,976	3,510	-	5,486

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2018 and 2017.

Assets Measured on a Non-Recurring Basis

Assets are considered to be reflected at fair value on a non-recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the statements of financial condition.  Generally, a non-recurring valuation is the result of the application of other accounting pronouncements that require assets to be assessed for impairment or recorded at the lower of cost or fair value.

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	June 30, 2018	December 31, 2017
	(In thousands)
Impaired loans carried at fair value of collateral	$667	$742
Real estate owned	833	878

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-	$-	$-
Real estate owned – church	45	-	45	-
Total	$45	$-	$45	$-

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

June 30, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to 7%	-0.39%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-5.69%

December 31, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 7%	-4%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-6%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$1,079	$-	$1,074	$-	$1,074
Loans receivable held for investment	368,991	-	-	365,379	365,379

Financial Liabilities:
Time Deposits	$159,596	$-	$158,325	$-	$158,325
Federal Home Loan Bank advances	84,000	-	83,525	-	83,525
Junior subordinated debentures	5,100	-	4,503	-	4,503

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$22,370	$-	$22,626	$-	$22,626
Loans receivable held for investment	334,851	-	-	333,231	333,231

Financial Liabilities:
Time Deposits	$150,789	$-	$150,240	$-	$150,240
Federal Home Loan Bank advances	65,000	-	64,887	-	64,887
Junior subordinated debentures	5,100	-	-	4,503	4,503

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of June 30, 2018 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock.  As of June 30, 2018, there were 1,293,109 shares available for future awards under the 2008 LTIP.

No stock options were granted during the three and six months ended June 30, 2018 and 2017.

The following table summarizes stock option activity during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	540,625	$2.18
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	-	-
Outstanding at end of period	537,500	$2.19	540,625	$2.18
Exercisable at end of period	267,500	$2.71	180,625	$3.29

The Company recorded $10 thousand of stock-based compensation expense related to stock options during the three months ended June 30, in each of 2018 and 2017, and $19 thousand during the six months ended June 30, in each of 2018 and 2017.   As of June 30, 2018, unrecognized compensation cost related to nonvested stock options granted under the plan was $103 thousand.  The cost is expected to be recognized over a period of 2.65 years.

Options outstanding and exercisable at June 30, 2018 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2009	7,500	0.56 years	$4.00		7,500	$4.00
March 18, 2009	75,000	0.71 years	$4.98		75,000	$4.98
January 21, 2010	5,000	1.56 years	$6.00		5,000	$6.00
February 24, 2016	450,000	7.65 years	$1.62		180,000	$1.62
	537,500	6.53 years	$2.19	$261,000	267,500	$2.71	$104,000

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $3 thousand and $27 thousand of stock-based compensation expense related to this award during the three months ended June 30, 2018 and 2017, respectively, and $30 thousand and $53 thousand during the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, unrecognized compensation cost related to non-vested restricted stock award was $10 thousand, which is expected to be recognized over a period of 9 months.

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

In February 2018, the Company awarded 97,195 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  The Company also awarded 129,270 of cash-settled RSU to its CEO in April 2017.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period.  The Company recorded $41 thousand and $23 thousand of stock-based compensation expense related to these awards during the three months ended June 30, 2018 and 2017, respectively, and $64 thousand and $23 thousand during the six months ended June 30, 2018 and 2017, respectively.

NOTE (9) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $23 thousand and $25 thousand for the three months ended June 30, 2018 and 2017, respectively, and $48 thousand and $47 thousand for the six months ended June 30, 2018 and 2017, respectively.

Shares held by the ESOP were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

Allocated to participants	1,108,382	1,108,382
Committed to be released	32,256	10,752
Suspense shares	667,366	688,870
Total ESOP shares	1,808,004	1,808,004
Fair value of unearned shares	$1,468	$1,626

In September 2017, the Company received its first loan payment from the ESOP and 40,126 shares were released for allocation to participants.  The outstanding balance of unearned shares was $1.1 million at June 30, 2018 and December 31, 2017, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At June 30, 2018 and December 31, 2017, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018:
Tier 1 (Leverage)	$47,751	11.98%	$15,940	4.0%	$19,925	5.0%
Common Equity Tier 1	$47,751	18.02%	$11,923	4.5%	$17,222	6.5%
Tier 1	$47,751	18.02%	$15,897	6.0%	$21,197	8.0%
Total Capital	$51,075	19.28%	$21,197	8.0%	$26,496	10.0%
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.0%	$20,997	5.0%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.5%	$16,693	6.5%
Tier 1	$47,838	18.63%	$15,409	6.0%	$20,545	8.0%
Total Capital	$51,059	19.88%	$20,545	8.0%	$25,681	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of June 30, 2018, no valuation allowance was required on its deferred tax assets, which totaled $5.2 million.  As of December 31, 2017, the Company recorded no valuation allowance on its deferred tax assets of $5.1 million.

NOTE (12) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of June 30, 2018.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the U.S. Securities Act of 1933, as amended, which reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Overview

Total assets decreased by $1.6 million to $412.1 million at June 30, 2018 from $413.7 million at December 31, 2017, primarily reflecting decreases of $21.3 million in loans receivable held for sale, $8.6 million in cash and cash equivalents, and $1.5 million in securities available-for-sale, which were partially offset by an increase of $29.9 million in loans receivable held for investment.

Total liabilities decreased by $1.2 million to $364.8 million at June 30, 2018 from $366.0 million at December 31, 2017, primarily reflecting a decrease in total deposits of $20.0 million, which was offset by an increase in FHLB advances of $19.0 million.

We recorded net losses of $127 thousand and $211 thousand for the three and six months ended June 30, 2018, respectively, compared to net earnings of $533 thousand and $1.8 million for the three and six months ended June 30, 2017, respectively.  The losses recorded during 2018 primarily reflect declines in net interest income compared to the prior year periods and favorable income items that were recorded during the second quarter and first six months of 2017, that did not reoccur during the same periods of 2018.   Results for the second quarter of 2017 included an adjustment of $700 thousand for the reversal of a liability for deferred compensation, and a $300 thousand loan loss provision recapture. Results for the first six months of 2017 also included a settlement of insurance litigation in the Company’s favor for $1.2 million, $650 thousand in loan loss provision recaptures and the $700 thousand reversal of a compensation liability mentioned above.

Results of Operations

Net Interest Income

Net interest income for the second quarter of 2018 totaled $2.6 million, compared to $3.0 million for the second quarter of 2017.  The $430 thousand decrease in net interest income primarily resulted from lower interest income on loans, offset by lower interest expense on FHLB advances.

During the second quarter of 2018, interest income on loans decreased by $529 thousand due to a decline of $36.1 million in the average balance of loans receivable (including loans held for sale), which decreased interest income by $349 thousand, and a decrease of 19 basis points in average loan yield, which reduced interest income by $180 thousand.  The decrease in the average balance of loans receivable was the result of loan sales and payoffs over the last 18 months.  The loan sales were completed to maintain compliance with loan concentration guidelines set by the Bank’s primary regulator. The decrease in loan yield primarily resulted from payments received on church loans that have higher rates than the multi-family loans originated over the last year.

Interest on deposits increased by $88 thousand during the second quarter of 2018 compared to the second quarter of 2017.  The increase was attributable to higher rates paid on most deposit types, which caused interest expense on deposits to increase by $153 thousand.  However, the average total deposit balance decreased by $15.4 million, which led to a decrease in interest expense of $65 thousand.

Interest expense on FHLB advances decreased by $175 thousand during the second quarter of 2018 compared to the second quarter of 2017.  The decrease in interest on FHLB advances was primarily due to a decrease of $33.3 million in the average balance of FHLB advances, which decreased interest expense by $157 thousand, and a decrease of 7 basis points in the average cost of FHLB advances, which decreased interest expense by $17 thousand.

For the six months ended June 30, 2018, net interest income decreased by $735 thousand to $5.3 million from $6.1 million for the same period a year ago.  Average interest-earning assets decreased by $39.2 million during the first six months of 2018 compared to the first six months of 2017.  The net interest margin decreased by 10 basis points to 2.70% for the six months ended June 30, 2018 from 2.80% for the same period in 2017, primarily due to a decline in the average loan yield and an increase in the cost of deposits.

The following tables set forth the average balances, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance of loans receivable, which has the effect of reducing average loan yields.

	For the three months ended
	June 30, 2018			June 30, 2017

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$13,682	$64	1.87%	$30,195	$83	1.10%
Securities	16,318	104	2.55%	12,363	73	2.36%
Loans receivable (1)	360,101	3,415	3.79%	396,244	3,944	3.98%
FHLB stock	2,916	51	7.00%	2,878	36	5.00%
Total interest-earning assets	393,017	$3,634	3.70%	441,680	$4,136	3.75%
Non-interest-earning assets	9,949			10,803
Total assets	$402,966			$452,483

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$36,850	$74	0.80%	$33,143	$54	0.65%
Passbook deposits	40,338	34	0.34%	39,970	32	0.32%
NOW and other demand deposits	37,209	9	0.10%	31,718	3	0.04%
Certificate accounts	164,711	568	1.38%	189,647	508	1.07%
Total deposits	294,108	685	0.93%	294,478	597	0.81%
FHLB advances	67,167	315	1.88%	100,418	490	1.95%
Junior subordinated debentures	5,100	62	4.86%	5,100	47	3.69%
Total interest-bearing liabilities	351,375	$1,062	1.21%	399,996	$1,134	1.13%
Non-interest-bearing liabilities	4,172			5,222
Stockholders’ Equity	47,419			47,265
Total liabilities and stockholders’ equity	$402,966			$452,483

Net interest rate spread (2)		$2,572	2.49%		$3,002	2.62%
Net interest rate margin (3)			2.62%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities			111.85%			110.42%

(1)       Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended
	June 30, 2018			June 30, 2017

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$18,092	$154	1.70%	$23,651	$121	1.02%
Federal funds sold	-	-	-	-	-	-
Securities	16,742	213	2.54%	12,656	148	2.34%
Loans receivable (1)	357,920	6,924	3.87%	395,819	7,908	4.00%
FHLB stock	2,916	101	6.93%	2,754	96	6.97%
Total interest-earning assets	395,670	$7,392	3.74%	434,880	$8,273	3.80%
Non-interest-earning assets	10,080			10,882
Total assets	$405,750			$445,762

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$43,081	$173	0.80%	$32,403	$103	0.64%
Passbook deposits	39,761	65	0.33%	39,788	63	0.32%
NOW and other demand deposits	36,436	16	0.09%	31,237	7	0.04%
Certificate accounts	163,230	1,062	1.30%	189,046	998	1.06%
Total deposits	282,508	1,316	0.93%	292,474	1,171	0.80%
FHLB advances	66,090	614	1.86%	96,091	928	1.93%
Junior subordinated debentures	5,100	116	4.55%	5,100	93	3.65%
Total interest-bearing liabilities	353,698	$2,046	1.16%	393,665	$2,192	1.11%
Non-interest-bearing liabilities	4,490			5,666
Stockholders’ Equity	47,562			46,431
Total liabilities and stockholders’ equity	$405,750			$445,762

Net interest rate spread (2)		$5,346	2.58%		$6,081	2.69%
Net interest rate margin (3)			2.70%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities			111.87%			110.47%

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

Loan loss provision recapture

We neither recorded nor recaptured any loan loss provision during the second quarter or first six months of 2018, compared to loan loss provision recaptures of $300 thousand recorded during the second quarter and $650 thousand recorded during the first six months of 2017.  The loan loss provision recaptures recorded during the second quarter and first six months of 2017 were primarily due to payoffs and recoveries of problem loans.  See “Allowance for Loan Losses (ALLL)” below for additional information.

Non-interest Income

Non-interest income for the second quarter of 2018 totaled $170 thousand, compared to $322 thousand for the second quarter of 2017.  Non-interest income decreased by $152 thousand primarily because of a decline of $185 thousand in the gain on sale of loans during the second quarter of 2018 compared to the same period last year.  This decrease was partially offset by an increase of $20 thousand in miscellaneous loan fees and an increase of $11 thousand in service charges on deposits during the second quarter of 2018 compared to the second quarter of 2017.

For the six months ended June 30, 2018, non-interest income totaled $301 thousand, compared to $1.7 million for the same period a year ago.  The decrease of $1.4 million in non-interest income was primarily due to a gain of $1.2 million from an insurance litigation settlement recorded in the first half of 2017 and a decrease of $212 thousand in the amount of gains on sales of loans during the first half of 2018.

Non-interest Expense

Non-interest expense for the second quarter of 2018 totaled $2.9 million, compared to $2.7 million for the second quarter of 2017.  The increase of $255 thousand in non-interest expense during the second quarter of 2018 was primarily due to an increase of $423 thousand in compensation and benefits expense and an increase of $24 thousand in REO expense, offset by a decrease of $147 thousand in other expense and a decrease of $48 thousand in professional services expense.

Compensation and benefits expense increased by $423 thousand during the second quarter of 2018 compared to the second quarter of 2017 primarily because compensation expense during the 2017 period included a reversal of a liability for $700 thousand of deferred compensation related to a former executive. The following items of compensation expense decreased during the second quarter of 2018 compared to the second quarter of 2017: bonus accruals were lower by $90 thousand, compensation expense allocated to deferred loan origination costs was higher by $136 thousand, stock award expense was lower by $31 thousand, and other compensation related expenses were lower by $20 thousand.

REO expense increased during the quarter due to property taxes of $24 thousand for the Bank’s sole REO property.  Other expenses decreased by $147 thousand during the second quarter of 2018 compared to the second quarter of 2017 primarily because results for the second quarter of 2017 included expenses of $139 thousand associated with the U.S. Treasury’s sale of a portion of its holdings in the Company. Professional services expense decreased during the quarter by $48 thousand primarily due to a decrease in legal expenses.

For the six months ended June 30, 2018, non-interest expense totaled $6.0 million, compared to $5.7 million for the same period a year ago.  The increase of $244 thousand in non-interest expense was primarily due to an increase of $341 thousand in compensation and benefits expense, an increase of $88 thousand in REO expense, and an increase of $36 thousand in marketing expense, which were partially offset by decreases of $34 thousand in professional services expense and $193 thousand in other expenses.

The increase of $341 thousand in compensation and benefits expense during the first six months of 2018 compared to the first six months of 2017 primarily resulted from the $700 thousand reversal of the liability for deferred compensation in 2017 described above. The following items of compensation expense decreased during the first six months of 2018 compared to first six months of 2017: bonus accruals were lower by $124 thousand, compensation expense allocated to deferred loan origination costs was higher by $176 thousand, commission expense was lower by $48 thousand, and other compensation related expenses were lower by $11 thousand.

REO expense increased during the first six months of 2018 compared to the first six months of 2017 due to costs associated with the upkeep of the Bank’s sole REO property. Marketing expenses increased during the first six months of 2018 compared to the first six months of 2017 due to advertising costs to bring in more deposits.  Professional services expense decreased during the first six months of 2018 compared to the first six months of 2017 due to a decrease in legal expenses.  Other expenses decreased during the first six months of 2018 compared to the first six months of 2017 because 2017 expenses included the nonrecurring cost associated with the U.S. Treasury’s stock sales described above.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax benefits of $54 thousand and $97 thousand for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $423 thousand and $936 thousand for the three and six months ended June 30, 2017, respectively.  The Company’s effective income tax benefits were 29.8% and 31.5% of our pretax losses for the three and six months ended June 30, 2018, respectively, compared to income tax expenses of 44.2% and 34.7% of our taxable income for the comparable periods in 2017.  The Company’s effective tax rate decreased in 2018 due to the Tax Cuts and Jobs Act signed into law on December 22, 2017. This legislation reduced the federal corporate tax rate to 21% from 35%.  The Company had no valuation allowance on its deferred tax asset, which totaled $5.2 million and $5.1 million at June 30, 2018 and December 31, 2017, respectively.

Financial Condition

Total Assets

Total assets decreased by $1.6 million to $412.1 million at June 30, 2018 from $413.7 million at December 31, 2017.  The decline in total assets was comprised of a decrease of $8.6 million decrease in cash and cash equivalents, a decrease of $1.5 million in securities available for sale, a decrease of $21.3 million in loans receivable held for sale, partially offset by an increase of $29.9 million in loans receivable held for investment.

Loans Receivable Held for Sale

Loans receivable held for sale decreased by $21.3 million from $22.4 million as of December 31, 2017 to $1.1 million as of June 30, 2018 and consisted of one multi-family residential (“MFR”) loan that is expected to be sold during the third quarter of 2018. We did not originate any loans for sale during the first half of 2018 as we placed 100% of loans originated into our “held-for-investment” portfolio. We had capacity to grow our “held for investment” portfolio while maintaining compliance with the loan concentration guidelines established by our primary regulator.  In addition, we transferred $16.9 million of loans originated for sale to our “held for investment” portfolio during the first six months of 2018, sold $4.3 million of loans originated for sale during the first half of 2018, and recorded loan repayments of $82 thousand on loans receivable held for sale during the first half of 2018.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $364.8 million at June 30, 2018, compared to $334.9 million at December 31, 2017.  During the first half of 2018, the Bank originated for portfolio $56.8 million in loans, compared to $4.2 million originated for its portfolio during the first half of 2017.  Loan repayments during the first half of 2018 totaled $43.6 million, compared to $33.9 million during the first half of 2017.  Total originations of all loans were $41.8 million for the second quarter of 2018, compared to $39.5 million for the second quarter of 2017.

There was one church loan transferred to REO during the first six months of 2018. There were no loan charge-offs during the first half of 2018 or 2017.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.  At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL was $4.2 million as of June 30, 2018, which amounted to 1.13% of our gross loans receivable held for investment, at June 30, 2018. This compares to $4.1 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2017. Recoveries of $114 thousand were recorded during the first six months of 2018. The levels of ALLL at June 30, 2018 and December 31, 2017 reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

There were no delinquent loans as of June 30, 2018, compared to $391 thousand at December 31, 2017.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2018, NPLs totaled $1.2 million, compared to $1.8 million at December 31, 2017.  The decrease in NPLs was primarily due to one loan for $185 thousand that was upgraded to accrual status during the second quarter of 2018 and loan repayments of $334 thousand received during the first half of 2018.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2018 and December 31, 2017, 100%, of our NPLs were current in their payments.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which was 335.45% at June 30, 2018, compared to 230.41% at December 31, 2017.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first half of 2018 or 2017.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 35% of estimated fair value less estimated selling costs as of June 30, 2018.

Recoveries during the first half of 2018 and 2017 totaled $114 thousand and $293 thousand, respectively.  Recoveries during the first half of 2018 resulted from the payoff of one church loan that had been previously partially charged off.

Impaired loans at June 30, 2018 were $8.6 million, compared to $9.3 million at December 31, 2017.  The decrease of $741 thousand in impaired loans was primarily due to the payoff of one loan for $266 thousand and loan repayments of $475 thousand.  Specific reserves for impaired loans were $501 thousand, or 5.85% of the aggregate impaired loan amount at June 30, 2018, compared to $585 thousand, or 6.29%, at December 31, 2017.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 1.02% at June 30, 2018, compared to 1.06% at December 31, 2017.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2018, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $20.0 million to $271.3 million at June 30, 2018 from $291.3 million at December 31, 2017.  Liquid deposits (NOW, demand, money market and passbook accounts) decreased by $28.8 million during the first half of 2018 and represented 41% and 48% of total deposits at June 30, 2018 and December 31, 2017, respectively.  The decrease in liquid deposits largely resulted from the transfer of a $25.0 million money market account to the Certificate of Deposit Account Registry Service (CDARS) for deposit insurance purposes.

During the first half of 2018, certificates of deposit (“CDs”) increased by $8.8 million and represented 59% and 52% of total deposits at June 30, 2018 and December 31, 2017, respectively.  The increase in CDs during the first half of 2018 included the transfer of $25.0 million to CDARS from money market accounts described above; however, due to higher rates requested for CDARS accounts compared to other funding sources, we allowed $21.5 million of other CDARS deposits to mature without renewal. Overall, CDARS accounts increased by only $3.5 million during the first six months of 2018. In addition, retail CDs increased by $2.9 million during the first six months of 2018 and accounts acquired through a deposit listing service increased by $2.4 million.

CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At June 30, 2018, we had approximately $32.8 million in CDARS Reciprocal and $22.0 million in CDARS One-Way Buy, compared to $9.5 million in CDARS Reciprocal and $43.3 million in CDARS One-Way Buy at December 31, 2017.

One customer relationship accounted for approximately 11% of our deposits at June 30, 2018.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the first half of 2018, we increased our borrowings from the FHLB to $84.0 million at June 30, 2018 from $65.0 million at December 31, 2017.  The weighted average interest rate on FHLB advances increased to 2.31% at June 30, 2018, from 1.86% at December 31, 2017 primarily due to new advances totaling $19.0 million at a weighted average interest rate of 2.55%, and the renewal of one $17.5 million advance for a three year term at a rate 144 basis points higher than the expiring rate.

Subordinated debentures issued by the Company remained unchanged at $5.1 million at June 30, 2018 and December 31, 2017. The interest rate paid on subordinated debentures increased to 4.87% at June 30, 2018 from 4.15% at December 31, 2017, due to increases in 3-month LIBOR.

Stockholders’ Equity

Stockholders’ equity was $47.3 million, or 11.48% of the Company’s total assets, at June 30, 2018, compared to $47.7 million, or 11.54% of the Company’s total assets, at December 31, 2017.  The Company’s book value was $1.73 per share as of June 30, 2018, compared to $1.74 per share as of December 31, 2017.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $21.8 million at June 30, 2018.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at June 30, 2018 consisted of $2.3 million in cash and due from banks, $11.3 million in interest-bearing deposits in other banks, and $16.0 million in securities available-for-sale that were not pledged, compared to $3.4 million in cash and due from banks, $18.8 million in interest-bearing deposits in other banks, and $17.0 million in securities available-for-sale that were not pledged at December 31, 2017.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014 and dividends received from the Bank.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $4.8 million during the six months ended June 30, 2018, compared to consolidated net cash outflows from operating activities of $37.3 million during the six months ended June 30, 2017.  Net cash inflows from operating activities during the first half of 2018 were primarily attributable to proceeds from the sale of loans receivable held for sale.

The Company recorded consolidated net cash outflows from investing activities of $12.3 million during the first six months of 2018, compared to consolidated net cash inflows from investing activities of $30.3 million during the six months ended June 30, 2017.  Net cash outflows from investing activities during the first half of 2018 were primarily attributable to originations of loans held for investment (net of payoffs), which totaled $13.4 million.

The Company recorded consolidated net cash outflows from financing activities of $1.1 million during the six months ended June 30, 2018, compared to consolidated net cash inflows from financing activities of $5.4 million during the six months ended June 30, 2017.  Net cash outflows from financing activities during the first half of 2018 were primarily attributable to a net decrease in deposits of $20.0 million, offset by a net increase in advances from the FHLB of $19 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2018.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.  There were no significant changes during the quarter ended June 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 13, 2018	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	August 13, 2018	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer