Form 10-Q
period 2018-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2018-11-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2018, 18,662,402 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$3,333	$3,420
Interest-bearing deposits in other banks	10,081	18,799
Cash and cash equivalents	13,414	22,219
Securities available-for-sale, at fair value	15,243	17,494
Loans receivable held for sale, at lower of cost or fair value	19,087	22,370
Loans receivable held for investment, net of allowance of $3,183 and $4,069	355,272	334,851
Accrued interest receivable	1,241	1,073
Federal Home Loan Bank (FHLB) stock, at cost	2,916	2,916
Office properties and equipment, net	2,296	2,406
Bank owned life insurance	3,033	2,994
Deferred tax assets, net	4,903	5,110
Investment in affordable housing limited partnership	391	537
Real estate owned (REO)	833	878
Other assets	837	856
Total assets	$419,466	$413,704

Liabilities and stockholders’ equity

Liabilities:
Deposits	$278,885	$291,290
FHLB advances	82,000	65,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,520	1,071
Accrued expenses and other liabilities	3,948	3,512
Total liabilities	371,453	365,973

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2018 and December 31, 2017; issued 21,280,228 shares at September 30, 2018 and 21,312,649 shares at December 31, 2017; outstanding 18,662,402 shares at September 30, 2018 and 18,694,823 shares at December 31, 2017	213	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2018 and December 31, 2017; issued and outstanding 8,756,396 shares at September 30, 2018 and December 31, 2017	87	87
Additional paid-in capital	46,131	46,117
Retained earnings	8,356	7,816
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,043)	(1,095)
Accumulated other comprehensive loss	(405)	(81)
Treasury stock-at cost, 2,617,826 shares at September 30, 2018 and December 31, 2017	(5,326)	(5,326)
Total stockholders’ equity	48,013	47,731
Total liabilities and stockholders’ equity	$419,466	$413,704

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$3,690	$4,127	$10,614	$12,035
Interest on mortgage-backed and other securities	100	69	313	217
Other interest income	113	148	368	365
Total interest income	3,903	4,344	11,295	12,617

Interest expense:
Interest on deposits	821	611	2,137	1,782
Interest on borrowings	578	494	1,308	1,515
Total interest expense	1,399	1,105	3,445	3,297

Net interest income	2,504	3,239	7,850	9,320
Loan loss provision recapture	1,000	300	1,000	950
Net interest income after loan loss provision recapture	3,504	3,539	8,850	10,270

Non-interest income:
Service charges	110	117	336	338
Gain on sale of loans	9	160	20	383
CDFI Grant	233	-	233	-
Income from litigation settlement	-	-	-	1,183
Other	28	28	92	82
Total non-interest income	380	305	681	1,986

Non-interest expense:
Compensation and benefits	1,721	1,878	5,377	5,193
Occupancy expense	330	333	963	953
Information services	191	202	611	610
Professional services	126	120	497	525
Office services and supplies	70	72	218	225
REO expense	46	12	132	10
Marketing expense	64	36	201	137
Corporate insurance	35	50	113	143
Amortization of investment in affordable housing limited partnership	49	48	146	146
Other	169	306	498	826
Total non-interest expense	2,801	3,057	8,756	8,768

Income before income taxes	1,083	787	775	3,488
Income tax expense	332	284	235	1,220
Net income	$751	$503	$540	$2,268

Other comprehensive (loss) gain, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(105)	$-	$(465)	$3
Income tax (benefit) expense	(34)	-	(141)	1
Other comprehensive loss, net of tax	(71)	-	(324)	2

Comprehensive income	$680	$503	$216	$2,270

Earnings per common share-basic	$0.03	$0.02	$0.02	$0.09
Earnings per common share-diluted	$0.03	$0.02	$0.02	$0.08

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)

Cash flows from operating activities:
Net income	$540	$2,268
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loan provision recapture	(1,000)	(950)
Provision for losses on REOs	45	-
Depreciation	181	194
Net amortization of deferred loan origination costs	323	216
Net amortization of premiums on mortgage-backed securities	26	23
Amortization of investment in affordable housing limited partnership	146	146
Director compensation expense-common stock	45	-
Stock-based compensation expense	62	240
ESOP compensation expense	67	79
Earnings on bank owned life insurance	(39)	(41)
Originations of loans receivable held for sale	(20,288)	(94,972)
Proceeds from sales of loans receivable held for sale	6,614	81,853
Repayments on loans receivable held for sale	106	318
Gain on sale of loans receivable held for sale	(20)	(383)
Change in assets and liabilities:
Net change in deferred taxes	348	1,210
Net change in accrued interest receivable	(168)	65
Net change in other assets	19	110
Net change in advance payments by borrowers for taxes and insurance	449	709
Net change in accrued expenses and other liabilities	436	(222)
Net cash used in operating activities	(12,108)	(9,137)

Cash flows from investing activities:
Net change in loans receivable held for investment	(2,873)	49,371
Principal payments on available-for-sale securities	1,760	1,708
Purchase of FHLB stock	-	(343)
Additions to office properties and equipment	(71)	(177)
Net cash provided by (used in) investing activities	(1,184)	50,559

Cash flows from financing activities:
Net change in deposits	(12,405)	7,493
Proceeds from FHLB advances	34,500	29,500
Repayments of FHLB advances	(17,500)	(28,500)
Payment for tax withholding for vesting of restricted stock	(108)	(0)
Net cash provided by financing activities	4,487	8,493

Net change in cash and cash equivalents	(8,805)	49,915
Cash and cash equivalents at beginning of the period	22,219	18,430
Cash and cash equivalents at end of the period	$13,414	$68,345

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,357	$3,168
Cash paid for income taxes	-	20

Supplemental disclosures of cash flow information:
Transfers of loans receivable held for investment to REO	$-	$958
Transfers of loans receivable held for investment to loans receivable held for sale	-	9,337

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$16,871	$-
Common stock issued to directors for compensation	45	-
Common stock exchanged for payment of tax withholding	108	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Nine-Month Period Ended September 30, 2018

(Unaudited)

	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at December 31, 2017	$ 213	$ 87	$ 46,117	$ (81)	$ 7,816	$ (1,095)	$ (5,326)	$ 47,731
Net loss for the three months ended March 31, 2018	-	-	-	-	(84)	-	-	(84)
Release of unearned ESOP shares	-	-	8	-	-	17	-	25
Restricted stock Compensation expense	-	-	26	-	-	-	-	26
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	10	-	-	-	-	10
Cancellation of shares issued to CEO	-	-	(108)	-	-	-	-	(108)
Unrealized gain on securities available for sale net of tax	-	-	-	(200)	-	-	-	(200)
Balance at March 31, 2018	213	87	46,098	(281)	7,732	(1,078)	(5,326)	47,445
Net loss for the three months ended June 30, 2018	-	-	-	-	(127)	-	-	(127)
Release of unearned ESOP shares	-	-	5	-	-	18	-	23
Restricted stock Compensation expense	-	-	3	-	-	-	-	3
Stock awarded to directors	-	-	10	-	-	-	-	10
Unrealized gain on securities available for sale net of tax	-	-	-	(53)	-	-	-	(53)
Balance at June 30, 2018	213	87	46,116	(334)	7,605	(1,060)	(5,326)	47,301
Net loss for the three months ended June 30, 2018	-	-	-	-	751	-	-	751
Release of unearned ESOP shares	-	-	2	-	-	17	-	19
Restricted stock Compensation expense	-	-	3	-	-	-	-	3
Stock awarded to directors	-	-	10	-	-	-	-	10
Unrealized gain on securities available for sale net of tax	-	-	-	(71)	-	-	-	(71)
Balance at September 30, 2018	$ 213	$ 87	$ 46,131	$ (405)	$ 8,356	$ (1,043)	$ (5,326)	$ 48,013

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 (i) amends existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).  It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  These amendments are effective for public business entities for fiscal years

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

beginning after December 15, 2017, including interim periods within those fiscal years.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  In accordance with this standard, the Company measured the fair value of its financial assets and financial liabilities as of September 30, 2018 using an exit price notion (see Note 7 Fair Value).

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

Recent Accounting Pronouncements Yet to Be Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  Under ASU 2016-02, lessees will be required to recognize all leases longer than twelve months on the Consolidated Statements of Financial Condition as lease assets and lease liabilities and make quantitative and qualitative disclosures regarding key information about leasing arrangements.  Under the new guidance, lessor accounting is largely unchanged.  These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Based on leases outstanding at September 30, 2018, the Company does not expect the standard to have a material impact on the Company’s Consolidated Statements of Income or Cash Flows, but does anticipate recording a liability of approximately $1.0 million as of March 31, 2019 for the remaining obligation under its lease agreements and a corresponding right-of-use asset in the Consolidated Statements of Financial Condition, which will have a minor impact on the Bank’s regulatory capital ratios.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For public business entities that meet the definition of an SEC filer, the standard will be

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years.  All entities may early adopt for fiscal years beginning after Dec. 15, 2018, including interim periods in those fiscal years.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.  While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption will result in an increase to the allowance for loan losses balance.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including; transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share)

Net income	$751	$503	$540	$2,268
Less net income attributable to participating securities	(3)	(1)	(2)	(5)
Income available to common stockholders	$748	$502	$538	$2,263

Weighted average common shares outstanding for basic earnings per common share	26,752,542	26,702,564	26,752,347	26,662,344
Add: dilutive effects of assumed exercises of stock options	-	79,898	42,912	3,748
Add: dilutive effects of unvested restricted stock awards	4,267	42,345	8,474	56,552
Weighted average common shares outstanding for diluted earnings per common share	26,756,809	26,824,807	26,803,733	26,722,644

Earnings per common share - basic	$0.03	$0.02	$0.02	$0.09
Earnings per common share - diluted	$0.03	$0.02	$0.02	$0.08

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

An unvested restricted stock award of 8,474 shares and stock options for 537,500 shares of common stock for the three and nine months ended September 30, 2018 and stock options for 90,625 shares of common stock for the three and nine months ended September 30, 2017 were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018:
Federal agency mortgage-backed securities	$10,158	$94	$(260)	$9,992
Federal agency debt	5,427	-	(176)	5,251
Total available-for-sale securities	$15,585	$94	$(436)	$15,243
December 31, 2017:
Federal agency mortgage-backed securities	$11,877	$168	$(37)	$12,008
Federal agency debt	5,495	2	(11)	5,486
Total available-for-sale securities	$17,372	$170	$(48)	$17,494

At September 30, 2018, the Bank had three federal agency securities with amortized cost of $5.4 million and estimated fair value of $5.3 million and an estimated remaining life of 3.9 years.  The Bank also had 24 federal agency mortgage-backed securities with an amortized cost of $10.2 million, an estimated fair value of $10.0 million and an estimated average remaining life of 4.7 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2018:
Federal agency mortgage-backed securities	$6,078	$(185)	$1,621	$(76)	$7,699	$(261)
Federal agency debt	5,252	(175)	-	-	5,252	(175)
Total temporarily impaired	$11,330	$(360)	$1,621	$(76)	$12,951	$(436)
December 31, 2017:
Federal agency mortgage-backed securities	$4,130	$(20)	$812	$(17)	$4,942	$(37)
Federal agency debt	3,510	(11)	-	-	3,510	(11)
Total temporarily impaired	$7,640	$(31)	$812	$(17)	$8,452	$(48)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment.  Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at September 30, 2018 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.  We do not consider these unrealized losses to be other than temporary impairment.

There were no securities pledged to secure public deposits at September 30, 2018.  Securities pledged to secure public deposits had a carrying amount of $526 thousand at December 31, 2017.  At September 30, 2018 and December 31, 2017, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and nine months ended September 30, 2018 and 2017.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at September 30, 2018 and December 31, 2017 totaled $19.1 million and $22.4 million, respectively, and consisted of multi-family loans.  The Bank transferred $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the first quarter of 2018.  Loan originated for sale were $20.3 million during the three months and nine months ended September 30, 2018.  Sales of multi-family loans during the three months and nine months ended September 30, 2018 totaled $2.3 million and $6.6 million, respectively.  Loan repayments totaled $24 thousand and $106 thousand during the three and nine months ended September 30, 2018, respectively.

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Real estate:
Single family	$96,863	$111,085
Multi-family	222,982	187,455
Commercial real estate	5,972	6,089
Church	29,138	30,848
Construction	2,050	1,678
Commercial – other	200	192
Consumer	9	7
Gross loans receivable before deferred loan costs and premiums	357,214	337,354
Unamortized net deferred loan costs and premiums	1,241	1,566
Gross loans receivable	358,455	338,920
Allowance for loan losses	(3,183)	(4,069)
Loans receivable, net	$355,272	$334,851

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183
Provision for (recapture of) loan losses	(120)	(791)	(6)	(87)	3	(1)	2	(1,000)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$397	$1,865	$55	$838	$21	$5	$2	$3,183

	Three Months Ended September 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$320	$2,719	$77	$1,104	$9	$17	$-	$4,246
Provision for (recapture of) loan losses	219	(297)	(4)	(214)	5	(9)	-	(300)
Recoveries	-	-	-	267	-	-	-	267
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$539	$2,422	$73	$1,157	$14	$8	$-	$4,213

	Nine Months Ended September 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(197)	(435)	(16)	(357)	4	(1)	2	(1,000)
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$397	$1,865	$55	$838	$21	$5	$2	$3,183

	Nine Months Ended September 30, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	142	(237)	(142)	(710)	6	(9)	-	(950)
Recoveries	30	-	-	530	-	-	-	560
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$539	$2,422	$73	$1,157	$14	$8	$-	$4,213

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	September 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$55	$-	$-	$365	$-	$4	$-	$424
Collectively evaluated for impairment	342	1,865	55	473	21	1	2	2,759
Total ending allowance balance	$397	$1,865	$55	$838	$21	$5	$2	$3,183
Loans:
Loans individually evaluated for impairment	$614	$326	$-	$7,421	$-	$64	$-	$8,425
Loans collectively evaluated for impairment	96,621	224,078	5,972	21,166	2,048	136	9	350,030
Total ending loans balance	$97,235	$224,404	$5,972	$28,587	$2,048	$200	$9	$358,455

	December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1	$-	$479	$-	$5	$-	$585
Collectively evaluated for impairment	494	2,299	71	602	17	1	-	3,484
Total ending allowance balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Loans:
Loans individually evaluated for impairment	$627	$333	$-	$8,280	$-	$65	$-	$9,305
Loans collectively evaluated for impairment	110,897	188,585	6,096	22,232	1,671	127	7	329,615
Total ending loans balance	$111,524	$188,918	$6,096	$30,512	$1,671	$192	$7	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$326	$326	$-	$-	$-	$-
Church	4,697	2,872	-	5,140	3,291	-
With an allowance recorded:
Single family	614	614	55	627	627	100
Multi-family	-	-	-	333	333	1
Church	4,549	4,549	365	5,028	4,989	479
Commercial - other	64	64	4	65	65	5
Total	$10,250	$8,425	$424	$11,193	$9,305	$585

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$616	$8	$634	$7
Multi-family	327	5	631	5
Commercial real estate	-	-	-	-
Church	7,486	119	9,038	256
Commercial – other	64	1	65	2
Total	$8,493	$133	$10,368	$270

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$620	$23	$638	$21
Multi-family	330	17	636	28
Commercial real estate	-	-	397	104
Church	7,746	404	9,674	592
Commercial -other	64	3	65	4
Total	$8,760	$447	$11,410	$749

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

remaining life of the loan.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$39	$-	$-	$39	$97,196	$97,235
Multi-family	-	-	-	-	224,404	224,404
Commercial real estate	-	-	-	-	5,972	5,972
Church	-	-	-	-	28,587	28,587
Construction	-	-	-	-	2,048	2,048
Commercial - other	-	-	-	-	200	200
Consumer	-	-	-	-	9	9
Total	$39	$-	$-	$39	$358,416	$358,455

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$50	$-	$50	$111,474	$111,524
Multi-family	-	-	-	-	188,918	188,918
Commercial real estate	-	-	-	-	6,096	6,096
Church	341	-	-	341	30,171	30,512
Construction	-	-	-	-	1,671	1,671
Commercial - other	-	-	-	-	192	192
Consumer	-	-	-	-	7	7
Total	$341	$50	$-	$391	$338,529	$338,920

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Loans receivable held for investment:
Church	1,187	1,766
Total non-accrual loans	$1,187	$1,766

The above non-accrual loans were not delinquent, but did not qualify for accrual status as of the periods indicated.  There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2018 or December 31, 2017.

Troubled Debt Restructurings

At September 30, 2018, loans classified as troubled debt restructurings (“TDRs”) totaled $8.1 million, of which $856 thousand were included in non-accrual loans and $7.2 million were on accrual status.  At December 31, 2017, loans classified as TDRs totaled $8.9 million, of which $1.4 million were included in non-accrual loans and $7.5 million were on accrual status.  The Company has allocated $420 thousand and $585 thousand of specific reserves for accruing TDRs as of September 30, 2018 and December 31, 2017, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2018 and December 31, 2017, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or nine months ended September 30, 2018 and 2017.

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

	September 30, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$97,186	$-	$39	$10	$-	$-
Multi-family	223,455	-	-	949	-	-
Commercial real estate	5,972	-	-	-	-	-
Church	22,397	1,300	-	4,890	-	-
Construction	2,048	-	-	-	-	-
Commercial - other	136	-	-	64	-	-
Consumer	9	-	-	-	-	-
Total	$351,203	$1,300	$39	$5,913	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$111,513	$-	$-	$11	$-	$-
Multi-family	187,946	-	-	972	-	-
Commercial real estate	5,974	122	-	-	-	-
Church	24,474	691	-	5,347	-	-
Construction	1,671	-	-	-	-	-
Commercial - other	127	-	-	65	-	-
Consumer	7	-	-	-	-	-
Total	$331,712	$813	$-	$6,395	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.88% at September 30, 2018.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,992	$-	$9,992
Securities available-for-sale – federal agency debt	1,972	3,279	-	5,251
At December 31, 2017:
Securities available-for-sale – federal agency mortgage-backed	$-	$12,008	$-	$12,008
Securities available-for-sale – federal agency debt	1,976	3,510	-	5,486

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2018 and 2017.

Assets Measured on a Non-Recurring Basis

Assets are considered to be reflected at fair value on a non-recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the statement of financial condition.  Generally, a non-recurring valuation is the result of the application of other accounting pronouncements that require assets to be assessed for impairment or recorded at the lower of cost or fair value.

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated.  The fair value measurement for all of these assets falls within Level 3 of the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

fair value hierarchy.

	September 30, 2018	December 31, 2017
	(In thousands)
Impaired loans carried at fair value of collateral	$631	$742
Real estate owned	833	878

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-	$-	$-
Real estate owned – church	45	-	45	-
Total	$45	$-	$45	$-

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

September 30, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	-2.67%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-11%	-10.85%

December 31, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-16% to 7%	-4%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-6%	-6%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$19,087	$-	$19,217	$-	$19,217
Loans receivable held for investment	358,455	-	-	352,475	352,475

Financial Liabilities:
Time Deposits	$168,556	$-	$167,453	$-	$167,453
Federal Home Loan Bank advances	82,000	-	81,370	-	81,370
Junior subordinated debentures	5,100	-	-	4,503	4,503

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$22,370	$-	$22,626	$-	$22,626
Loans receivable held for investment	334,851	-	-	333,231	333,231

Financial Liabilities:
Time Deposits	$150,789	$-	$150,240	$-	$150,240
Federal Home Loan Bank advances	65,000	-	64,887	-	64,887
Junior subordinated debentures	5,100	-	-	4,503	4,503

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of September 30, 2018 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (8) – Stock-based Compensation

The Company issues stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan (“2008 LTIP”).  The 2008 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock.  As of September 30, 2018, there were 1,293,109 shares available for future awards under the 2008 LTIP.

No stock options were granted during the three and nine months ended September 30, 2018 and 2017.

The following table summarizes stock option activity during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	540,625	$2.18
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	-	-
Outstanding at end of period	537,500	$2.19	540,625	$2.18
Exercisable at end of period	267,500	$2.71	180,625	$3.29

The Company recorded $10 thousand of stock-based compensation expense related to stock options during the three

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

months ended September 30, in each of 2018 and 2017, and $29 thousand during the nine months ended September 30, 2018 and 2017.   As of September 30, 2018, unrecognized compensation cost related to non-vested stock options granted under the plan was $94 thousand.  The cost is expected to be recognized over a period of 2.40 years.

Options outstanding and exercisable at September 30, 2018 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2009	7,500	0.30 years	$4.00		7,500	$4.00
March 18, 2009	75,000	0.46 years	$4.98		75,000	$4.98
January 21, 2010	5,000	1.30 years	$6.00		5,000	$6.00
February 24, 2016	450,000	7.40 years	$1.62		180,000	$1.62
	537,500	6.28 years	$2.19	$-	267,500	$2.71	$-

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $3 thousand and $26 thousand of stock-based compensation expense related to this award during the three months ended September 30, 2018 and 2017, respectively, and $33 thousand and $79 thousand during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, unrecognized compensation cost related to non-vested restricted stock award was $6 thousand, which is expected to be recognized over a period of 6 months.

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

In February 2018, the Company awarded 97,195 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  The Company also awarded 129,270 of cash-settled RSU to its CEO in April 2017.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period.  During the third quarter of 2018, the Company reversed $37 thousand of stock-based compensation expense due to decreasing stock price.  For the same period in 2017, the Company recorded $40 thousand of stock-based compensation expense related to these awards.  For the nine months ended September 30, 2018 and 2017, the Company recorded $27 thousand and $62 thousand expense related to these awards, respectively.

NOTE (9) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $19 thousand and $31 thousand for the three months ended September 30, 2018 and 2017, respectively, and $67 thousand and $79 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Shares held by the ESOP were as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)

Allocated to participants	1,108,382	1,108,382
Committed to be released	43,009	10,752
Suspense shares	656,613	688,870
Total ESOP shares	1,808,004	1,808,004
Fair value of unearned shares	$926	$1,626

The Company received ESOP loan payments of $84 thousand and $79 thousand during September of 2018 and 2017, respectively.  Shares released for allocation to participants were 43,009 in 2018 and 40,126 in 2017. The outstanding balance of unearned shares was $1.0 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At September 30, 2018 and December 31, 2017, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018:
Tier 1 (Leverage)	$48,891	11.83%	$16,538	4.0%	$20,672	5.0%
Common Equity Tier 1	$48,891	18.14%	$18,605	4.5%	$17,518	6.5%
Tier 1	$48,891	18.14%	$24,807	6.0%	$21,561	8.0%
Total Capital	$52,123	19.34%	$33,076	8.0%	$26,951	10.0%
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.0%	$20,997	5.0%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.5%	$16,693	6.5%
Tier 1	$47,838	18.63%	$15,409	6.0%	$20,545	8.0%
Total Capital	$51,059	19.88%	$20,545	8.0%	$25,681	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of September 30, 2018, no valuation allowance was required on its deferred tax assets, which totaled $4.9 million.  As of December 31, 2017, the Company recorded no valuation allowance on its deferred tax assets of $5.1 million.

NOTE (12) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of September 30, 2018.  The Bank expects to maintain this relationship with the customer.

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

Overview

Total assets increased by $5.8 million during the nine months ended September 30, 2018, primarily reflecting an increase of $20.4 million in loans receivable held for investment, offset by decreases of $8.8 million in cash and cash equivalents, $3.3 million in loans held for sale, and $2.3 million in securities available for sale. Total borrowings increased by $17.0 million and total deposits decreased by $12.4 million.

We recorded net income of $751 thousand and $540 thousand for the three and nine months ended September 30, 2018, respectively, compared to $503 thousand and $2.3 million for the three and nine months ended September 30, 2017, respectively.

The increase in net income during the three months ended September 30, 2018 compared to the third quarter of 2017 primarily resulted from an increase of $700 thousand in loan loss provision recaptures, a $233 thousand grant from the U.S. Department of the Treasury’s Community Development Financial institution (“CDFI”) Fund, and a decrease of $256 thousand in non-interest expense, offset by decreases of $735 thousand in net interest income and a decrease of $151 thousand in gain on sale of loans.

The decrease in net income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease of $1.5 million in net interest income and a decrease in non-interest income primarily due to a $1.2 million insurance litigation settlement received during 2017, and a decrease of $363 thousand in gain on sale of loans. These decreases were offset by the $233 thousand CDFI grant, and a $50 thousand increase in loan loss provision recapture.

Results of Operations

Net Interest Income

Net interest income for the third quarter of 2018 totaled $2.5 million, compared to $3.2 million for the third quarter of 2017. The $735 thousand decrease in net interest income primarily resulted from lower interest income on loans and higher interest expense on deposits and borrowings. The net interest margin for the third quarter decreased to 2.46% from 3.03% for the same period in 2017.

Interest income on loans decreased by $437 thousand to $3.7 million for the third quarter of 2018, from $4.1 million for the third quarter of 2017.  Lower interest income on loans for the third quarter of 2018 resulted from a decrease of $6.7 million in the average balance of loans receivable, which decreased interest income by $71 thousand.  In addition, the average yield on loans during the third quarter of 2018 decreased by 39 basis points compared to the third quarter of 2017, which reduced interest income by $366 thousand.  The decrease in the average yield on loans primarily resulted from the payoffs of loans with higher rates than those originated over the last year.

Interest expense on deposits increased by $210 thousand to $821 thousand for the third quarter of 2018, from $611 thousand for the third quarter of 2017.  Higher interest expense on deposits for the third quarter of 2018 primarily resulted from an increase of 36 basis points in the average cost of deposits, which increased interest expense by $271 thousand.  This increase was partially offset by a $61 thousand decrease in interest expense due to a $17.2 million decrease in the average balance of deposits.

Interest expense on borrowings increased by $84 thousand to $578 thousand for the third quarter of 2018, from $494 thousand for the third quarter of 2017.  Higher interest expense on borrowings for the third quarter of 2018 primarily resulted from an increase of 38 basis points in the average cost of FHLB advances, which increased interest expense by $84 thousand, offset in part by a decrease of $2.6 million in the average balance of FHLB advances, which decreased interest expense by $12 thousand.  Additionally, the interest rate on the Company’s junior subordinated debentures, which is tied to 3-month LIBOR, increased by 94 basis points during the third quarter of 2018 compared to the third quarter of 2017, resulting in additional interest expense of $12 thousand.

For the nine months ended September 30, 2018, net interest income decreased by $1.5 million to $7.8 million from $9.3 million for the same period a year ago. Average interest-earning assets decreased by $32.9 million to $399.7 million for the nine months ended September 30, 2018 from $432.6 million for the same period in 2017.  The net interest margin decreased by 25 basis points to 2.62% for the nine months ended September 30, 2018 from 2.87% for the same period in 2017.

Interest income on loans decreased by $1.4 million to $10.6 million for the nine months ended September 30, 2018, from $12.0 million for the same period a year ago.  Lower interest income on loans for the nine months ended September 30, 2018 resulted from a decrease of $27.4 million in the average balance of loans receivable, which decreased interest income by $816 thousand.   In addition, the average yield on loans during the nine months ended September 30, 2018 decreased by 22 basis points compared to the same period a year ago, which reduced interest income by $605 thousand.  The decrease in the average yield on loans primarily resulted from the payoffs of loans with higher rates than those originated over the last year.

Interest expense on deposits increased by $355 thousand to $2.1 million for the nine months ended September 30, 2018, from $1.8 million for the same period a year ago.  Higher interest expense on deposits for the nine months ended September 30, 2018 primarily resulted from an increase of 20 basis points in the average cost of deposits, which increased interest expense by $523 thousand.  This increase was partially offset by a $168 thousand decrease in interest expense due to a $12.4 million decrease in the average balance of deposits.

Interest expense on borrowings decreased by $207 thousand to $1.3 million for the nine months ended September 30, 2018, from $1.5 million for the same period a year ago.  Lower interest expense on borrowings for the nine months ended September 30, 2018 primarily resulted from a decrease of $20.8 million in the average balance of FHLB advances, which decreased interest expense by $315 thousand, offset in part by an increase of 10 basis points in the average cost of FHLB advances, which increased interest expense by $70 thousand.  Additionally, the interest rate on the Company’s junior subordinated debentures, which is tied to 3-month LIBOR, increased by 94 basis points during the nine months ended September 30, 2018 compared to the same period a year ago, resulting in additional interest expense of $38 thousand.

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

	For the three months ended
	September 30, 2018			September 30, 2017

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$11,765	$62	2.11%	$29,576	$97	1.31%
Securities	15,716	100	2.55%	11,801	69	2.34%
Loans receivable (1)	377,185	3,690	3.91%	383,919	4,127	4.30%
FHLB stock	2,916	51	7.00%	2,916	51	7.00%
Total interest-earning assets	407,582	$3,903	3.83%	428,212	$4,344	4.06%
Non-interest-earning assets	10,100			10,431
Total assets	$417,682			$438,643

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$33,404	$76	0.91%	$37,515	$67	0.71%
Passbook deposits	43,050	49	0.46%	38,593	31	0.32%
NOW and other demand deposits	34,019	9	0.11%	32,924	7	0.09%
Certificate accounts	161,357	687	1.70%	180,001	506	1.12%
Total deposits	271,830	821	1.21%	289,033	611	0.85%
FHLB advances	88,581	516	2.33%	91,141	444	1.95%
Junior subordinated debentures	5,100	62	4.86%	5,100	50	3.92%
Total interest-bearing liabilities	365,511	$1,399	1.53%	385,274	$1,105	1.15%
Non-interest-bearing liabilities	4,816			5,746
Stockholders’ Equity	47,355			47,623
Total liabilities and stockholders’ equity	$417,682			$438,643

Net interest rate spread (2)		$2,504	2.30%		$3,239	2.91%
Net interest rate margin (3)			2.46%			3.03%
Ratio of interest-earning assets to interest-bearing liabilities			111.51%			111.14%

(1)       Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended
	September 30, 2018			September 30, 2017

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$15,960	$215	1.80%	$25,647	$218	1.13%
Securities	16,396	313	2.55%	12,368	217	2.34%
Loans receivable (1)	364,413	10,614	3.88%	391,809	12,035	4.10%
FHLB stock	2,916	153	7.00%	2,809	147	6.98%
Total interest-earning assets	399,685	$11,295	3.77%	432,633	$12,617	3.89%
Non-interest-earning assets	10,117			10,718
Total assets	$409,802			$443,351

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$39,820	$250	0.84%	$34,126	$170	0.66%
Passbook deposits	40,928	114	0.37%	39,385	94	0.32%
NOW and other demand deposits	35,564	26	0.10%	32,018	14	0.06%
Certificate accounts	162,599	1,747	1.43%	185,785	1,504	1.08%
Total deposits	278,911	2,137	1.02%	291,314	1,782	0.82%
FHLB advances	73,669	1,129	2.04%	94,423	1,372	1.94%
Junior subordinated debentures	5,100	179	4.68%	5,100	143	3.74%
Total interest-bearing liabilities	357,680	$3,445	1.28%	390,837	$3,297	1.12%
Non-interest-bearing liabilities	4,630			5,681
Stockholders’ Equity	47,492			46,833
Total liabilities and stockholders’ equity	$409,802			$443,351

Net interest rate spread (2)		$7,850	2.48%		$9,320	2.77%
Net interest rate margin (3)			2.62%			2.87%
Ratio of interest-earning assets to interest-bearing liabilities			111.74%			110.69%

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

Loan loss provision recapture

We recorded a loan loss provision recapture of $1.0 million for the third quarter of 2018 compared to $300 thousand loan loss provision recapture recorded for the third quarter of 2017.  The loan loss provision recapture during the third quarter of 2018 was primarily due to changes in qualitative and quantitative factors based on continued improvement in the overall quality of our loan portfolio.  See “Allowance for Loan Losses (ALLL)” below for additional information.

On a year-to-date basis, we recorded a loan loss provision recapture of $1.0 million during the nine months ended September 30, 2018 compared to $950 thousand for the nine months ended September 30, 2017.

Non-interest Income

Non-interest income for the third quarter of 2018 totaled $380 thousand, compared to $305 thousand for the third quarter of 2017.  The increase of $75 thousand in non-interest income primarily reflected the CDFI Grant of $233 thousand, offset by a $151 thousand decrease in gain on sale of loans during the third quarter of 2018 compared to the third quarter of 2017.

For the nine months ended September 30, 2018, non-interest income totaled $681 thousand, compared to $2.0 million for the same period a year ago.  The decrease of $1.3 million in non-interest income was primarily due to a gain of $1.2 million from an insurance litigation settlement recorded in the nine months ended September 30, 2017 and a decrease of $363 thousand in gain on the sale of loans during the nine months ended September 30, 2018 compared to the same period of 2017.  These increases were partially offset by the grant of $233 thousand from the CDFI Fund during the nine months ended September 30, 2018.

Non-interest Expense

Non-interest expense for the third quarter of 2018 totaled $2.8 million, compared to $3.1 million for the third quarter of 2017.  The decrease of $256 thousand in non-interest expense during the third quarter of 2018 was primarily due to a decrease of $157 thousand in compensation and benefits expense, primarily reflecting lower staffing levels and lower stock-related salary costs compared to the third quarter of last year. Additionally, other expense decreased by $137 thousand during the third quarter of 2018 compared to the third quarter of 2017 primarily due to a decrease of $73 thousand in the reserve for off-balance sheet commitments, a decrease of $75 thousand in expenses associated with the sale of a portion of the U.S. Treasury’s holdings in the Company’s stock during 2017, and a decrease in corporate insurance costs of $15 thousand, offset by an increase of $34 thousand in REO expense.

Stock-related salary costs decreased due to a drop in the Company’s stock price, which lowered accruals for the stock awards granted to the CEO under the Company’s Long Term Incentive Plan. Off-balance sheet commitments decreased due to a decrease in the Bank’s approved but unfunded commitments compared to the prior year and a decrease in the reserve rate for unfunded commitments.

For the nine months ended September 30, 2018, non-interest expense totaled $8.8 million, which is comparable to the same period one year ago.  Although comparable, the components of non- interest expense changed.  Compensation and benefits increased by $184 thousand, REO expense increased by $122 thousand, and marketing costs increased by $64 thousand.  These increases were primarily offset by a decrease of $30 thousand in corporate insurance expense, a decrease of $28 thousand in professional services, primarily legal fees, a decrease of $36 thousand in the reserve for off balance sheet commitments, a decrease of $28 thousand in FDIC insurance premiums, a decrease of $29 thousand in other miscellaneous loan expenses, primarily appraisal fees, and a decrease of $214 thousand in prior year costs associated with sales of the U.S. Treasury’s holdings in the Company’s shares.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax expense of $332 thousand and $235 thousand for the three months and nine months ended September 30, 2018, respectively, compared to income tax expense of $284 thousand and $1.2 million for the three months and nine months ended September 30, 2017, respectively.  The Company’s effective income tax rates were 30.7% and 30.3% for the three months and nine months ended September 30, 2018, respectively, compared to income tax expenses of 36.1% and 35.0% of our taxable income for the comparable periods in 2017.  The Company’s effective tax rate decreased in 2018 due to the Tax Cuts and Jobs Act signed into law on December 22, 2017. This legislation reduced the federal corporate tax rate to 21% from 35%.  The Company had no valuation allowance on its deferred tax asset, which totaled $4.9 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively.

Financial Condition

Total Assets

Total assets increased by $5.8 million to $419.5 million at September 30, 2018 from $413.7 million at December 31, 2017.  The growth in assets included an increase of $20.4 million in net loans receivable held for investments, offset by a decrease of $8.8 million in cash and cash equivalents, a decrease of $3.3 million in loans receivable held for sale, a decrease of $2.3 million in securities available-for-sale and a decrease of $207 thousand in deferred tax assets.

Loans Receivable Held for Sale

Loans receivable held for sale decreased by $3.3 million to $19.1 million as of September 30, 2018 from $22.4 million as of December 31, 2017 and consisted of multi-family residential (“MFR”) loans that are expected to be sold during the fourth quarter of 2018. During the nine months ended September 30, 2018, we transferred $16.9 million of loans originated for sale to our “held for investment” portfolio. No loans were originated for sale during the first half of 2018 as we placed 100% of loans originated into our “held-for-investment” portfolio. However, during the third quarter of 2018, we were very close to the loan concentration guidelines established by our primary regulator, and $20.2 million of $21.0 million of loans originated during the third quarter were designated as loans originated for sale. Loans sold during the nine months ended September 30, 2018 totaled $6.5 million, and repayments of loans held for sale totaled $106 thousand during the nine months ended September 30, 2018.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $355.3 million at September 30, 2018, compared to $334.9 million at December 31, 2017.  During the nine months ended September 30, 2018, the Bank originated for portfolio $57.5 million in loans, compared to $4.7 million originated for its portfolio during the nine months ended September 30, 2017.  In addition, $16.9 million in loans receivable held for sale were transferred to loans receivable held for investment during the nine months ended September 30, 2018. Loan repayments during the nine months ended September 30, 2018 totaled $54.8 million, compared to $54.1 million during the nine months ended September 30, 2017.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable losses inherent in the loan portfolio.  At least quarterly, we conduct an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL was $3.2 million as of September 30, 2018, which amounted to 0.89% of our gross loans receivable held for investment at September 30, 2018. This compares to $4.1 million, or 1.20% of our gross loans receivable held for investment, at December 31, 2017.  Recoveries of $114 thousand were recorded during the nine months ended September 30, 2018.  The levels of ALLL at September 30, 2018 and December 31, 2017 reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

The Bank reviewed and revised the qualitative risk factors associated with the various types of loans in its loans held for investment portfolio as of September 30, 2018, particularly in the “pass” category for the multi-family and single family loan portfolios. The Bank has had no loss history at all for multi-family loans over the last five years and only one single family loan delinquency of less than $50 thousand. The management of the multi-family portfolio has been stable

As of September 30, 2018, the Bank had one $39 thousand delinquent loan, compared to $391 thousand at December 31, 2017.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2018, there were no non-performing loans due to delinquency, but the Bank had $1.2 million in NPLs for reasons other than payment history. In comparison, NPLs totaled $1.8 million at December 31, 2017. The decrease in NPLs was primarily due to one loan for $185 thousand that was upgraded to accrual status during the second quarter of 2018 and loan repayments of $394 thousand received during the nine months ended September 30, 2018.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2018, 100% of our NPLs were current in their payments compared to $1.4 million, or 81%, of our NPLs were current in their payments at December 31, 2017.  Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which was 268.16% at September 30, 2018, compared to 230.41% at December 31, 2017.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the nine months ended September 30, 2018 or 2017.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in collateral-dependent loans, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 30% of estimated fair value less estimated selling costs as of September 30, 2018.

Recoveries during the nine months ended September 30, 2018 and 2017 totaled $114 thousand and $560 thousand, respectively.  The recovery during 2018 primarily resulted from the payoff of one church loan that had been previously partially charged off.

Impaired loans at September 30, 2018 were $8.4 million, compared to $9.3 million at December 31, 2017.  The decrease of $880 thousand in impaired loans was primarily due to the payoff of one loan for $266 thousand and loan repayments of $614 thousand.  Specific reserves for impaired loans were $424 thousand, or 5.04% of the aggregate impaired loan amount at September 30, 2018, compared to $585 thousand, or 6.29%, at December 31, 2017.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.79% at September 30, 2018, compared to 1.06% at December 31, 2017.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2018, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $12.4 million to $278.9 million at September 30, 2018 from $291.3 million at December 31, 2017.  Liquid deposits (NOW, demand, money market and passbook accounts) decreased by $30.2 million during the nine months ended September 30, 2018 and represented 40% and 48% of total deposits at September 30, 2018 and December

31, 2017, respectively.  The decrease in liquid deposits largely resulted from the transfer of a $25.0 million money market account to the Certificate of Deposit Account Registry Service (CDARS) for deposit insurance purposes.

During the nine months ended September 30, 2018, certificates of deposit (“CDs”) increased by $17.8 million and represented 60% and 52% of total deposits at September 30, 2018 and December 31, 2017, respectively.  The increase in CDs during the nine months ended September 30, 2018 included the transfer of $25.0 million to CDARS from money market accounts described above; however, due to higher rates requested for CDARS accounts compared to other funding sources, we allowed $16.9 million of other CDARS deposits to mature without renewal. Overall, CDARS accounts increased by only $8.1 million during the nine months ended September 30, 2018. In addition, retail CDs decreased by $3.4 million during the nine months ended September 30, 2018, brokered CDs increased by $9.9 million, and accounts acquired through a deposit listing service increased by $3.2 million.

CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At September 30, 2018, we had approximately $32.4 million in CDARS Reciprocal and $27.0 million in CDARS One-Way Buy, compared to $9.5 million in CDARS Reciprocal and $43.3 million in CDARS One-Way Buy at December 31, 2017.

One customer relationship accounted for approximately 11% of our deposits at September 30, 2018.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the nine months ended September 30, 2018, we increased our borrowings from the FHLB to $82.0 million at September 30, 2018 from $65.0 million at December 31, 2017.  The weighted average interest rate on FHLB advances increased to 2.34% at September 30, 2018, from 1.86% at December 31, 2017 primarily due to new advances totaling $10.0 million with an average interest rate of 2.98%, the renewal of one $17.5 million advance for a three year term at a rate 1.44% higher than the expiring one, and $7 million in overnight borrowings at a rate of 2.33%.

Subordinated debentures issued by the Company remained unchanged at $5.1 million at September 30, 2018 and December 31, 2017.  The interest rate paid on subordinated debentures increased to 4.88% at September 30, 2018 from 4.15% at December 31, 2017, due to increases in 3-month LIBOR.

Stockholders’ Equity

Stockholders’ equity was $48.0 million, or 11.45% of the Company’s total assets, at September 30, 2018, compared to $47.7 million, or 11.54% of the Company’s total assets, at December 31, 2017.  The Company’s book value was $1.75 per share as of September 30, 2018, compared to $1.74 per share as of December 31, 2017.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $41.0 million at September 30, 2018.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at September 30, 2018 consisted of $3.3 million in cash and due from banks, $10.1 million in interest-bearing deposits in other banks, and $15.2 million in securities available-for-sale that were not pledged, compared to $3.4 million in cash and due from banks, $18.8 million in interest-bearing deposits in other banks, and $17.0 million in securities available-for-sale that were not pledged at December 31, 2017.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013 and October 2014 and dividends received from the Bank.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $12.1 million and $9.1 million during the nine months ended September 30, 2018 and 2017, respectively.  Net cash outflows from operating activities during the nine months ended September 30, 2018 were primarily attributable to originations of loans receivable held for sale.

The Company recorded consolidated net cash outflows from investing activities of $1.2 million during the nine months ended September 30, 2018, compared to consolidated net cash inflows from investing activities of $50.6 million during the nine months ended September 30, 2017.  Net cash outflows from investing activities during the nine months ended September 30, 2018 were primarily due to originations of loans held for investment (net of payoffs).  In comparison, net cash inflows from investing activities during the nine months ended September 30, 2017 were primarily due to net payoffs of loans receivable held for investment.  The Bank primarily originated loans for sale during 2017.

The Company recorded consolidated net cash inflows from financing activities of $4.5 million and $8.5 million during the nine months ended September 30, 2018 and 2017, respectively.  Net cash inflows from financing activities during the nine months ended September 30, 2018 were primarily attributable to an increase in advances from the FHLB of $17 million, offset by a net decrease in deposits of $12.4 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2018.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.  There were no significant changes during the quarter ended September 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 14, 2018	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date:	November 14, 2018	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer