Form 10-K
period 2018-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2019-03-29
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2018 and 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $55,598,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 8, 2019, 19,133,366 shares of the Registrant's voting common stock and 8,756,396 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2019 annual meeting of stockholders, which will be filed no later than April 30, 2019, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current Administration in Washington, D.C.; (6) actions undertaken by both current and potential new competitors; (7) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (8) the effect of changes in economic conditions; (9) the effect of geopolitical uncertainties; (10) an inability to obtain and retain sufficient operating cash at our holding company; and (11) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family residential properties, single family residential properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2018, our net loan portfolio, excluding loans held for sale, totaled $355.6 million, or 87% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs"), most of which are hybrid ARM loans (ARM loans having an initial fixed rate period, followed by an adjustable rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2018, more than 99% of our mortgage loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed-rate period or may be subject to interest rate floors. Loans in their initial fixed-rate period totaled $297.6 million or 83% of our gross loan portfolio at December 31, 2018.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$91,835	25.69%	$111,085	32.93%	$104,807	27.42%	$130,891	42.50%	$39,792	14.03%
Multi-family	231,870	64.86%	187,455	55.57%	229,566	60.05%	118,616	38.52%	171,792	60.58%
Commercial real estate	5,802	1.62%	6,089	1.80%	8,914	2.33%	11,442	3.72%	16,722	5.90%
Church	25,934	7.25%	30,848	9.14%	37,826	9.90%	46,390	15.06%	54,599	19.26%
Construction	1,876	0.52%	1,678	0.50%	837	0.22%	343	0.11%	387	0.14%
Commercial	226	0.06%	192	0.06%	308	0.08%	270	0.09%	262	0.09%
Consumer	5	0.00%	7	0.00%	6	0.00%	4	0.00%	9	0.00%

Gross loans	357,548	100.00%	337,354	100.00%	382,264	100.00%	307,956	100.00%	283,563	100.00%

Plus:
Premiums on loans purchased	259		360		510		709		228
Deferred loan costs, net	721		1,220		1,297		349		1,333
Less:
Unamortized discounts	43		14		14		15		16
Allowance for loan losses	2,929		4,069		4,603		4,828		8,465

Total loans held for investment	$355,556		$334,851		$379,454		$304,171		$276,643

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi-family loans amounted to $231.9 million and $187.5 million at December 31, 2018 and 2017, respectively. Multi-family loans represented 65% of our gross loan portfolio at December 31, 2018 compared to 56% of our gross loan portfolio at December 31, 2017. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2018, our single largest multi-family credit had an outstanding balance of $3.9 million, was current, and was secured by a 15-unit apartment complex in Garden Grove, California. At December 31, 2018, the average balance of a loan in our multi-family portfolio was $873 thousand.

Our commercial real estate loans amounted to $5.8 million and $6.1 million at December 31, 2018 and 2017, respectively. Commercial real estate loans represented 2% of our gross loan portfolio at December 31, 2018 and 2017. All of the commercial real estate loans outstanding at December 31, 2018 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule, but are due in 15 years. As of December 31, 2018, our single largest commercial real estate credit had an outstanding principal balance of $1.5 million, was current and was secured by a commercial building located in Van Nuys, California. At December 31, 2018, the average balance of a loan in our commercial real estate portfolio was $419 thousand.

The interest rates on multi-family and commercial ARM loans are based on a variety of indices, including the 6-Month London InterBank Offered Rate Index ("6-Month LIBOR"), the 1-Year Constant Maturity Treasury Index ("1-Yr CMT"), the 12-Month Treasury Average Index ("12-MTA"), the 11th District Cost of Funds Index ("COFI"), and the Wall Street Journal Prime Rate ("Prime Rate"). We currently offer adjustable rate loans with interest rates that adjust either semi-annually or semi-annually upon expiration of a three- or five-year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

Loans secured by multi-family and commercial properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the purchase price or the appraised value of the collateral.

We seek to mitigate the risks associated with multi-family and commercial real estate loans by applying appropriate underwriting requirements, which include limitations on loan-to-value ratios and debt service coverage ratios. Under our underwriting policies, loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi-family loans and 125% for commercial real estate loans. Properties securing multi-family and commercial real estate loans are appraised by management-approved independent appraisers. Title insurance is required on all loans.

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of loans. As of December 31, 2018, our out-of-state loans totaled $1.9 million and our single largest out-of-state credit had an outstanding principal balance of $620 thousand, was current, and was secured by a church building located in Tacoma, Washington.

Our church loans totaled $25.9 million and $30.8 million at December 31, 2018 and 2017, respectively. Church loans represented 7% of our gross loan portfolio at December 31, 2018, compared to 9% of our gross loan portfolio at December 31, 2017. We ceased originating church loans in 2010. As of December 31, 2018, our single largest church loan had an outstanding balance of $1.6 million, was current, and was secured by a church building in Richmond, California. At December 31, 2018, the average balance of a loan in our church loan portfolio was $480 thousand.

Single Family Mortgage Lending

While we have been primarily a multi-family and commercial real estate lender, we also purchase ARM loans secured by single family residential properties, including investor-owned properties, with maturities of up to 30 years. Single family loans totaled $91.8 million and $111.1 million at December 31, 2018 and 2017, respectively. Of the single family residential mortgage loans that we had outstanding at December 31, 2018, more than 99% had adjustable rate features. During 2018, we did not purchase any loans. During 2017, we purchased $24.6 million principal amount of single-family loans, which were secured by properties primarily located in Northern California. Of the $91.8 million of single family loans at December 31, 2018, $7.1 million are secured by investor-owned properties.

The interest rates for our single family ARMs are indexed to COFI, 1-Month LIBOR, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust either semi-annually or semi-annually upon expiration of a three- or five-year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Some of our adjustable rate loans behave like fixed rate loans because the loans may still be in their initial fixed rate period or may be subject to interest rate floors.

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

Construction Lending

Construction loans totaled $1.9 million and $1.7 million at December 31, 2018 and 2017, respectively, representing less than 1% of our gross loan portfolio. We provide loans for the construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% and a loan-to-cost ratio not exceeding 70% to 80% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. No new construction loans were originated in 2018. Two construction participation loans totaling $3.5 million were originated during 2017.

Commercial Lending

Prior to 2015, we originated non-real estate commercial loans that are secured by business assets, the franchise value of the business, if applicable, and individual assets such as deposit accounts, securities and automobiles. Most of these loans were originated with maturities of up to 5 years. Our commercial loans amounted to $226 thousand and $192 thousand at December 31, 2018 and 2017, respectively, representing less than 1% of our gross loan portfolio.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2018	2017	2016
	(In thousands)
Gross loans (1):
Beginning balance	$359,686	$382,264	$307,956
Loans originated:
Single family	-	-	-
Multi-family	96,034	114,489	136,794
Commercial Real Estate	1,017	-	-
Construction	1,861	841	837
Commercial	48	69	45

Total loans originated	98,960	115,399	137,676

Loans purchased:
Single family	-	24,640	-

Total loans purchased	-	24,640	-

Less:
Principal repayments	75,542	65,169	63,368
Sales of loans	19,332	96,945	-
Loan charge-offs	-	-	-
Lower of Cost or Market (LOCOM) – held for sale	11	-	-
Transfer of loans to real estate owned	-	503	-

Ending balance (2)	$363,761	$359,686	$382,264

(1)
Amount is before deferred origination costs, purchase premiums and discounts.
(2)
Includes loans receivable held for sale totaling $6.2 million at December 31, 2018, exclusive of $18 thousand in deferred origination costs and $11 thousand marked down to market.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, advertising and referrals from customers. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Bank's Board of Directors (the "Board") annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $7,000,000, the new loan must be approved by a Senior Underwriter, the Chief Executive Officer and Chief Credit Officer of the Bank, plus a majority of the Board-appointed non-management Loan Committee members. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval, and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the year ended December 31, 2018. During 2017, we purchased $24.6 million principal amount of single family loans, which are being serviced by the seller.

We originate loans for investment and for sale. Loan sales are generally made from the loans receivable held-for-sale portfolio and from loans originated during the period that are designated as held for sale. During 2018, we originated $20.2 million of multi-family loans for sale, transferred $16.9 million of multi-family loans from held-for-sale to held-for-investment and sold $19.3 million of multi-family loans in order to comply with regulatory loan concentration guidelines. During 2017, we originated $110.4 million of multi-family loans for sale, transferred $9.8 million of multi-family loans from held-for-investment to held-for-sale and sold $96.9 million of multi-family loans.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2018 and 2017, we were servicing $2.6 million and $3.6 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2018 and 2017, we had $18 thousand and $24 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2018, and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
After one year:
One year to five years	$1,074	$-	$3,563	$21,756	$-	$64	$-	$26,457
After five years	90,761	231,537	2,304	4,178	-	162	-	328,942

Total due after one year	91,835	231,537	5,866	25,934	-	226	-	355,399
One year or less	-	268	-	-	1,876	-	5	2,149

Total	$91,835	$231,805	$5,866	$25,934	$1,876	$226	$5	$357,548

Loans in their initial fixed rate period totaled $298 million or 83% of our loan portfolio at December 31, 2018. The average initial fixed rate period as of December 31, 2018 was 3.1 years.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2018				December 31, 2017				December 31, 2016

	Loans delinquent				Loans delinquent				Loans delinquent

	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
Single family	1	$35	-	$-	1	$50	-	$-	1	$64	-	$-
Church	-	-	-	-	-	-	-	-	-	-	-	-

Total	1	$35	-	$-	1	$50	-	$-	1	$64	-	$-

% of Gross Loans (1)		0.01%		0.00%		0.01%		0.00%		0.01%		0.00%

(1)
Includes loans receivable held for sale at December 31, 2018 and 2017.

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2018 decreased to $1.7 million, or 0.43% of total assets, from $2.6 million, or 0.64% of total assets, at December 31, 2017.

Non-accrual loans decreased by $855 thousand to $911 thousand at December 31, 2018, from $1.8 million at December 31, 2017. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2018, $911 thousand , or 100% of our non-accrual loans, were current in their payments, but were treated as non-accrual primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information. The $855 thousand decrease in non-accrual loans was due to upgrades from non-accrual to accrual status of $659 thousand and repayments of $196 thousand.

The following table provides information regarding our non-performing assets at the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Single family	$-	$-	$-	$302	$736
Multi-family	-	-	-	779	1,618
Commercial real estate	-	-	-	259	1,174
Church	911	1,766	2,944	2,887	5,232
Commercial	-	-	-	-	102

Total non-accrual loans	911	1,766	2,944	4,227	8,862
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	833	878	-	360	2,082

Total non-performing assets	$1,744	$2,644	$2,944	$4,587	$10,944

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	0.25%	0.49%	0.77%	1.37%	2.93%
Non-performing assets as a percentage of total assets	0.43%	0.64%	0.69%	1.14%	3.12%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2018 or 2017. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2018.

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

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non-accrual loans totaled $591 thousand at December 31, 2018 and $1.4 million at December 31, 2017. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $5.5 million at December 31, 2018 and $7.5 million at December 31, 2017.

During 2018, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $173 thousand. Actual interest recognized on non-accrual loans and included in net income for the year 2018 was $40 thousand, primarily reflecting interest recoveries on non-accrual loans that were paid off.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. During 2018, the Bank did not foreclose on any loans. During 2017, the Bank received a deed in lieu of foreclosure, which was recorded at fair value, net of estimated selling costs of $833 thousand at December 31, 2018, compared to $878 thousand at December 31, 2017.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as "Watch" and "Special Mention," and problem assets as "Substandard," "Doubtful" or "Loss". An asset is considered "Watch" if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered "Special Mention" if the loan is current but there are some potential weaknesses that deserve management's close attention. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention." Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly.

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2018		December 31, 2017

	Number	Amount	Number	Amount

	(Dollars in thousands)
Watch loans	2	$673	3	$813
Special mention loans	1	35	-	-

Total criticized loans	3	708	3	813

Substandard loans	15	5,487	17	6,395
REO	1	833	1	878

Total classified assets	16	6,320	18	7,273

Total	19	$7,028	21	$8,086

Classified assets decreased by $953 thousand to $6.3 million at December 31, 2018, from $7.3 million at December 31, 2017, primarily due to $45 thousand of write-downs on REO, $280 thousand of payoffs, $328 thousand of paydowns, and $919 thousand of classification upgrades, offset by $619 thousand of classification downgrades. Criticized assets decreased by $105 thousand to $708 thousand at December 31, 2018, from $813 thousand at December 31, 2017, due to $122 thousand of payoff and $18 thousand of repayments offset by $35 thousand of classification downgrade.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2018, impaired loans totaled $6.4 million and had an aggregate specific allowance allocation of $227 thousand.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $2.9 million, or 0.82% of loans held for investment was appropriate at December 31, 2018, compared to $4.1 million, or 1.20% of loans held for investment at December 31, 2017. The decrease in ALLL compared to the prior year was due to the overall improvement in the loan portfolio which had a favorable impact on the environmental factors used in the computation of the ALLL.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2018. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in thousands)
Single family	$368	12.56%	$594	32.93%	$367	27.42%	$597	42.50%	$1,174	14.03%
Multi-family	1,880	64.19%	2,300	55.57%	2,659	60.05%	1,658	38.52%	2,726	60.58%
Commercial real estate	52	1.78%	71	1.80%	215	2.33%	469	3.72%	496	5.90%
Church	604	20.62%	1,081	9.14%	1,337	9.90%	2,083	15.06%	4,047	19.26%
Construction	19	0.65%	17	0.50%	8	0.22%	3	0.11%	7	0.14%
Commercial	6	0.20%	6	0.06%	17	0.08%	18	0.09%	12	0.09%
Consumer	-	0.00%	-	0.00%	-	0.00%	-	0.00%	3	0.00%

Total allowance for loan losses	$2,929	100.00%	$4,069	100.00%	$4,603	100.00%	$4,828	100.00%	$8,465	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2018		2017		2016		2015	2014
	(Dollars in thousands)
Allowance balance at beginning of year	$4,069		$4,603		$4,828		$8,465	$10,146
Charge-offs:
Single family	-		-		-		(4)	(133)
Multi-family	-		-		-		-	-
Commercial real estate	-		-		-		-	(8)
Church	-		-		-		(85)	(533)
Commercial	-		-		-		-	(19)

Total charge-offs	-		-		-		(89)	(693)

Recoveries:
Single family	-		30		47		129	2
Commercial real estate	-		-		248		-	-
Church	114		536		22		23	859
Commercial	-		-		8		-	1,083

Total recoveries	114		566		325		152	1,944

Provision (recapture) charged to earnings	(1,254)		(1,100)		(550)		(3,700)	(2,932)

Allowance balance at end of year	$2,929		$4,069		$4,603		$4,828	$8,465

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.04%	)	(0.16%	)	(0.10%	)	(0.02% )	(0.46% )
ALLL as a percentage of gross loans, excluding loans receivable held for sale	0.82%		1.20%		1.20%		1.56%	2.99%
ALLL as a percentage of total non-accrual loans	321.51%		230.41%		156.35%		114.22%	95.52%
ALLL as a percentage of total non-performing assets	167.94%		153.90%		156.35%		105.25%	77.35%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, government Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of FNMA, FHLMC and GNMA securities backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2018, our securities portfolio, consisting primarily of federal agency debt and mortgage-backed securities, totaled $14.7 million, or 3.6% of total assets.

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

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2018. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2018
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Federal agency mortgage-backed securities	$-	- %	$50	3.89%	$2,649	2.53%	$6,809	3.16%	$9,508	2.99%
Federal agency debt	1,979	2.00%	-	- %	-	- %	3,235	2.71%	5,214	2.44%

Total	$1,979	2.00%	$50	3.89%	$2,649	2.53%	$10,044	3.02%	$14,722	2.79%

At December 31, 2018, the mortgage-backed securities in our portfolio have an estimated remaining life of 4.5 years.

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

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $3.6 million and $12.3 million, respectively, at December 31, 2018 compared to $4.7 million and $9.2 million, respectively, at December 31, 2017.

We participate in a deposit program called the Certificate of Deposit Account Registry Service ("CDARS"). CDARS is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network ("CDARS Reciprocal"). We may also accept deposits from other institutions when we have no reciprocal deposit ("CDARS One-Way Buy"). We had approximately $33.7 million in CDARS Reciprocal and $42.5 million in CDARS One-Way Buy at December 31, 2018, compared to $9.5 million in CDARS Reciprocal and $43.3 million in CDARS One-Way Buy at December 31, 2017.

The following table details the maturity periods of our certificates of deposit in amounts of $250 thousand or more at December 31, 2018.

	December 31, 2018
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$1,253	0.79%
Three to six months	3,653	2.08%
Six to twelve months	9,747	2.13%
Over twelve months	9,368	2.28%

Total	$24,021	2.11%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2018			2017			2016
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$37,489	13.45%	1.07%	$38,318	13.14%	0.70%	$27,399	10.06%	0.58%
Passbook deposits	41,936	15.03%	0.38%	39,064	13.39%	0.32%	36,611	13.45%	0.32%
NOW and other demand deposits	34,818	12.48%	0.09%	32,275	11.07%	0.07%	29,959	11.00%	0.07%
Certificates of deposit	164,703	59.04%	1.49%	181,993	62.40%	1.09%	178,292	65.49%	1.06%

Total	$278,946	100.00%	1.10%	$291,650	100.00%	0.82%	$272,261	100.00%	0.80%

Borrowings

We utilize short-term and long-term advances from the FHLB of San Francisco as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2018, we had $70.0 million in FHLB advances and had the ability to borrow up to an additional $54.6 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2018	2017	2016
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$77,729	$89,279	$71,940
Maximum amount outstanding at any month-end during the year	$98,000	$104,000	$85,000
Balance outstanding at end of year	$70,000	$65,000	$85,000
Weighted average interest rate at end of year	2.51%	1.86%	1.94%
Average cost of advances during the year	2.13%	1.97%	2.13%
Weighted average maturity (in months)	24	18	13

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 5.30% at December 31, 2018. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, we will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

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

Personnel

At December 31, 2018, we had 65 employees, which included 61 full-time and 4 part-time employees. We believe that we have good relations with our employees and none are represented by a collective bargaining group.

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

The OCC regulates and examines most of our Bank's business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federal savings banks and has substantial discretion to impose enforcement actions on an institution that fails to comply with applicable regulatory requirements, including with respect to capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement actions be taken with respect to a particular federal savings bank and, if recommended action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. In certain cases, the OCC has the authority to refer matters relating to federal fair lending laws to the U.S. Department of Justice ("DOJ") or the U.S. Department of Housing and Urban Development ("HUD") if the OCC determines violations of the fair lending laws may have occurred.

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

The following paragraphs summarize certain laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that applies to us.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Dodd-Frank Act, on July 21, 2011, the Office of Thrift Supervision ("OTS"), our former primary federal regulator, was merged into the OCC, which has taken over the regulation and supervision of all federal savings associations. The FRB acquired the OTS's authority over all savings and loan holding companies.

The Dodd-Frank Act established increased compliance obligations across a number of areas in the banking business and, among other changes, required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less stringent than those to which insured depository institutions had been previously subject. Under an existing FRB policy statement, bank holding companies with less than $500 million in total consolidated assets were not subject to consolidated capital requirements. In guidance effective as of May 15, 2015, the FRB formally applied the policy statement to savings and loan holding companies, such as the Company, and raised the applicable asset threshold to $1 billion. The Dodd-Frank Act requires savings and loan holding companies to serve as a source of financial strength for any subsidiary of the holding company that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

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

The Dodd-Frank Act also includes other provisions that require or permit further rulemaking by the federal bank regulatory agencies, which may affect our future operations. We will not be able to determine the impact of any such provisions until final rules are promulgated and other regulatory guidance is provided interpreting these provisions.

Capital Requirements

In July 2013, the federal banking regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to depository institutions including Broadway Federal. As stated above, the Company is a small savings and loan holding company that is exempt from consolidated capital requirements.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions and adjustments to capital as compared to existing regulations.

Under the Basel III Capital Rules, the current minimum capital ratios effective as of January 1, 2015 are:

  •
  4.5% CET1 to risk-weighted assets;
  •
  6.0% Tier 1 capital (calculated as CET1 plus Additional Tier 1 capital) to risk-weighted assets;
  •
  8.0% Total capital (calculated as Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

  •
  4.0% Tier 1 capital to average consolidated assets (known as the "leverage ratio").

The Basel III Capital Rules also introduced a new "capital conservation buffer", composed entirely of CET1, in addition to the minimum risk-weighted capital to assets ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on January 1 of each subsequent year, until it reached 2.5% on January 1, 2019. As fully phased in, the Basel III Capital Rules now require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%, and (iv) a minimum leverage ratio of 4.0%. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded automatically; however, Broadway Federal Bank qualified to make a one-time permanent election to continue to exclude these items. It made this election to avoid significant variations in the level of its capital that might otherwise occur as a result of the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

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

The Basel III Capital Rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under "Prompt Corrective Action." Management believes that, as of December 31, 2018, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

The Basel III Capital Rules included revisions to the prompt corrective action framework. Under the prompt corrective action requirements, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new CET1 capital to risk weighted assets of 6.5%; (ii) a Tier 1 capital to risk weighted assets of 8% (increased from 6%); (iii) a total capital to risk weighted assets of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

At December 31, 2018, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2018 and 2017 are presented below.

	Actual
			Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2018:
Tier 1 (Leverage)	$49,433	12.03%	$16,439	4.00%	$20,549	5.00%
Common Equity Tier 1	$49,433	19.32%	$18,494	4.50%	$16,634	6.50%
Tier 1	$49,433	19.32%	$24,659	6.00%	$20,472	8.00%
Total Capital	$52,417	20.48%	$32,879	8.00%	$25,590	10.00%
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.50%	$16,693	6.50%
Tier 1	$47,838	18.63%	$15,409	6.00%	$20,545	8.00%
Total Capital	$51,059	19.88%	$20,545	8.00%	$25,681	10.00%

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

Guidance on Commercial Real Estate Lending

In December 2015, the federal banking agencies released a statement titled "Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Statement"). The CRE Statement expresses the banking agencies' concerns with banking institutions that ease their commercial real estate underwriting standards, directs financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicates that the agencies will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The banking agencies previously issued guidance titled "Prudent Commercial Real Estate Loan Workouts" which provides guidance for financial institutions that are working with commercial real estate ("CRE") borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties and details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The banking agencies had also issued previous guidance titled "Interagency Guidance on Concentrations in Commercial Real Estate" stating that a banking institution will be considered to be potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices, if total CRE loans represent 300% or more of its total capital and the outstanding balance of the institution's CRE loan portfolio has increased by 50% or more during the preceding 36 months.

In October 2009, the federal banking agencies adopted a policy statement supporting workouts of CRE loans, which is referred to as the "CRE Policy Statement". The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of the financial condition of borrowers will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution's risk-management practices for loan workout activities.

In September 2018, the OCC provided the Bank with a letter of "no supervisory objection" to management's request to increase the Bank's multi-family residential loan concentration limit of 450% of Tier 1 Capital plus ALLL to 500% of Tier 1 Capital plus ALLL, In October of 2018, the OCC provided the Bank with an amended letter of "no supervisory objection" permitting the Bank to increase the non-multifamily commercial real estate loan concentration limit to 100 percent of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.9 million for Broadway Federal at December 31, 2018, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits that are applicable to loans to any one borrower. At December 31, 2018, our largest aggregate amount of loans to one borrower totaled $7.0 million. Both of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

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

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires all federal savings banks to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank's permitted business activities in various respects, including operation under certain restrictions, such as limitations on new investments and activities, the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2018, the Bank was in compliance with the QTL test requirements.

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

The Change in Bank Control Act prohibits a person, acting directly or indirectly or in concert with one or more persons, from acquiring control of a savings and loan holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which a disapproval may be issued. The term "control" is defined for this purpose to include ownership or control of, or holding with power to vote, 25% or more of any class of a savings and loan holding company's voting securities. Under a rebuttable presumption contained in the regulations of the FRB, ownership or control of, or holding with power to vote, 10% or more of any class of voting securities of a savings and loan holding company will be deemed control for purposes of the Change in Bank Control Act if the institution (i) has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. In addition, any company acting directly or indirectly or in concert with one or more persons or through one or more subsidiaries would be required to obtain the approval of the FRB under the Home Owners' Loan Act before acquiring control of a savings and loan holding company. For this purpose, a company is deemed to have control of a savings and loan holding company if the company (i) owns, controls, holds with power to vote, or holds proxies representing, 25% or more of any class of voting shares of the holding company, (ii) contributes more than 25% of the holding company's capital, (iii) controls in any manner the election of a majority of the holding company's directors, or (iv) directly or indirectly exercises a controlling influence over the management or policies of the savings bank or other company. The FRB may also determine, based on the relevant facts and circumstances, that a company has otherwise acquired control of a savings and loan holding company.

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

As of December 31, 2018, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.2 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2018 was $1.3 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $593 thousand during 2018.

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

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 2.55	$ 2.44	$ 2.20	$ 1.60
Low	$ 1.95	$ 1.92	$ 1.38	$ 0.95

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.89	$ 2.14	$ 2.67	$ 2.60
Low	$ 1.47	$ 1.63	$ 1.91	$ 2.00

The closing sale price for our common stock on the Nasdaq Capital Market on March 9, 2019 was $1.45 per share. As of March 8, 2019, we had 294 stockholders of record and 19,133,366 shares of voting common stock outstanding. At that date, we also had 8,756,396 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	537,500	$2.19	-
2018 Long Term Incentive Plan	-	-	1,293,109
Equity compensation plans not approved by security holders:
None	-	-	-

Total	537,500	$2.19	1,293,109

As of December 31, 2018, 120,483 shares of restricted stock and 48,908 shares of voting common stock had been issued under the 2008 Long Term Incentive Plan. In addition, the Company had also awarded 97,195 and 129,270 of cash-settled restricted stock units ("RSUs") under the 2008 LTIP. As of December 31, 2018, no shares had been issued under the 2018 LTIP. Our Board of Directors intends to consider issuing equity incentives to certain key employees as a form of long-term compensation that will help align the interests of senior management with those of our stockholders. However, our ability to issue options and other forms of equity incentives to our Chief Executive Officer is restricted pursuant to the terms of the agreements entered into in 2008 and 2009 pursuant to which the U.S. Treasury Department invested in the Company, and the related regulations under the Treasury Department's Troubled Asset Relief Program.

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

Overview

Total assets decreased by $4.3 million to $409.4 million at December 31, 2018 from $413.7 million at December 31, 2017. The decrease in total assets during 2018 primarily consisted of a decrease of $16.1 million in loans receivable held for sale, a decrease of $6.3 million in interest-bearing deposits held in other banks, and a decrease of $2.8 million in securities available for sale, offset by an increase of $20.7 million in net loans receivable held for investment driven, in part, by a decrease of $1.1 million in ALLL.

Total liabilities decreased by $5.0 million to $360.1 million at December 31, 2018 from $366.0 million at December 31, 2017. The decrease in total liabilities during 2018 resulted primarily from a decrease of $9.9 million in total deposits, offset by an increase of $5.0 million in FHLB advances

We recorded net income of $815 thousand for the year ended December 31, 2018 compared to $1.9 million for the year ended December 31, 2017. The decrease in net income during 2018 resulted primarily from a decrease in net interest income of $1.6 million and a decrease in non-interest income of $1.7 million, offset by a decrease in income tax expense of $1.8 million.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest-earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for or recapture of loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans and REO, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2018, net interest income decreased by $1.6 million to $10.3 million, from $11.9 million for the same period in 2017.

Interest and fees on loans receivable decreased by $1.1 million for the year ended December 31, 2018 compared to the same period a year ago, primarily due to a decrease of $14.8 million in the average balance of loans receivable, which decreased interest income by $588 thousand, and a decrease of 14 basis points in the average yield on loans receivable, which reduced loan interest income by $530 thousand. The decrease in the average balance of loans receivable reflected loan sales that the Bank completed in the second half of 2017 and early 2018to maintain compliance with the lower loan concentration limits that existed during that period.

Interest income on securities increased by $95 thousand for the year ended December 31, 2018 compared to the prior year, primarily due to an increase of $2.6 million in the average balance of securities, which increased interest income by $66 thousand, and an increase of 21 basis points in the average yield on securities, which increased interest income by $29 thousand.

Other interest income decreased by $27 thousand for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease of $15.0 million of the average interest-earning deposits, which decreased other interest income by $232 thousand. This decrease was partially offset by an increase of 68 basis points in the average yield of interest-earning deposits, which increased other interest income by $153 thousand, and an increase of $52 thousand in the interest earning on FHLB stock, primarily due to a $47 thousand special dividend received during the fourth quarter of 2018.

Interest expense on deposits increased by $691 thousand for the year ended December 31, 2018 compared to the prior year, primarily due to an increase of 29 basis points in the average cost of deposits, which increased interest expense by $888 thousand. This increase was partially offset by the effects of a decrease of $12.7 million in the average balance of deposits, which decreased interest expense by $197 thousand.

Interest expense on borrowings decreased by $110 thousand for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease of $14.6 million in the average balance of FHLB advances, which decreased interest expense on borrowings by $307 thousand. This decrease was partially offset by an increase of 16 basis points in the average cost of FHLB advances, which increased interest expense on borrowings by $141 thousand. The average cost of the Company's junior subordinated debentures increased by 110 basis points, which increased interest expense on borrowings by $56 thousand.

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

	For the year ended December 31,
	2018				2017
(Dollars in Thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short-term investments	$15,470	$294		1.90%	$30,486	$373		1.22%
Securities	16,019	413		2.58%	13,408	318		2.37%
Loans receivable (1)	366,453	14,279	(2)	3.90%	381,293	15,397	(3)	4.04%
FHLB stock	2,916	251		8.61%	2,836	199		7.02%

Total interest-earning assets	400,858	$15,237		3.80%	428,023	$16,287		3.81%

Non-interest-earning assets	10,225				10,747

Total assets	$411,083				$438,770

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$37,489	$320		0.85%	$38,318	$268		0.70%
Passbook deposits	41,975	175		0.42%	39,064	125		0.32%
NOW and other demand deposits	34,779	31		0.09%	32,275	20		0.06%
Certificate accounts	164,703	2,563		1.56%	181,993	1,985		1.09%

Total deposits	278,946	3,089		1.11%	291,650	2,398		0.82%
FHLB advances	74,729	1,590		2.13%	89,279	1,756		1.97%
Junior subordinated debentures	5,100	250		4.90%	5,100	194		3.80%

Total interest-bearing liabilities	358,775	$4,929		1.37%	386,029	$4,348		1.13%

Non-interest-bearing liabilities	4,699				5,587
Stockholders' Equity	47,609				47,154

Total liabilities and stockholders' equity	$411,083				$438,770

Net interest rate spread (4)		$10,308		2.43%		$11,939		2.68%

Net interest rate margin (5)				2.57%				2.79%
Ratio of interest-earning assets to interest-bearing liabilities				111.73%				110.88%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)
Includes non-accrual interest of $40 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $503 thousand for the year ended December 31, 2018.
(3)
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

	Year ended December 31, 2018 Compared to Year ended December 31, 2017			Year ended December 31, 2017 Compared to Year ended December 31, 2016
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other short-term investments	$(232)	$153	$(79)	$(25)	$230	$205
Securities	66	29	95	(27)	22	(5)
Loans receivable, net	(588)	(530)	(1,118)	1,638	(726)	912
FHLB stock	6	46	52	29	(144)	(115)

Total interest-earning assets	(748)	(302)	(1,050)	1,615	(618)	997

Interest-bearing liabilities:
Money market deposits	(6)	58	52	72	38	110
Passbook deposits	10	40	50	8	-	8
NOW and other demand deposits	2	9	11	1	(1)	-
Certificate accounts	(203)	781	578	40	60	100

Total deposits	(197)	888	691	121	97	218
FHLB advances	(302)	141	(161)	348	(122)	226
Junior subordinated debentures	0	51	51	-	27	27

Total interest-bearing liabilities	(499)	1080	581	469	2	471

Change in net interest income	$(249)	$(1,382)	$(1,631)	$1,146	$(620)	$526

Loan Loss Provision Recapture

For the year ended December 31, 2018, we recorded a loan loss provision recapture of $1.3 million compared to $1.1 million for the year ended December 31, 2017. The loan loss provision recapture for 2018 was due to the overall improvement in the loan portfolio, which had a favorable impact on the environmental factors used in the Bank's analysis of the ALLL. See "Allowance for Loan Losses" for additional information.

Non-Interest Income

For the year ended December 31, 2018, non-interest income decreased by $1.7 million compared to the same period in 2017. The decrease in non-interest income was primarily due to a one-time insurance litigation settlement of $1.2 million received during 2017. In addition, gain on sale of loans decreased by $490 thousand during 2018 compared to 2017 due primarily to a decrease in the dollar amount of loans sold to $19.3 million in 2018 from $96.9 million in 2017.

Non-Interest Expense

For the year ended December 31, 2018, our non-interest expense decreased by $281 thousand compared to the same period in 2017. The decrease in non-interest expense was primarily due to a decrease of $85 thousand in other expense as a result of a $214 thousand expense associated with the sale of a portion of the shares of the Company's common stock owned by the U.S. Treasury Department during 2017, partially offset by higher expenses of $88 thousand associated with the Bank's one foreclosed property. In addition, professional services expenses decreased by $63 thousand, corporate insurance decreased by $49 thousand, and compensation and benefits expenses decreased by $37 thousand during the year 2018 compared to 2017.

Income Taxes

We recorded an income tax income tax expense of $56 thousand for the year 2018. Income tax expense for the year 2018 resulted from a standard tax provision of $261 thousand, offset by tax credits of $205 thousand. For the year 2017, we recorded income tax expense of $1.9 million. The tax expense for the year 2017 included an adjustment of $519 thousand to record the Company's deferred tax assets at the lower federal corporate income tax rate of 21%.

The deferred tax asset totaled $5.0 million at December 31, 2018 and $5.1 million at December 31, 2017. See Note 1 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 and has determined that the Company did not undergo an ownership change during 2018 or 2017 and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2018 and 2017

Total Assets

Total assets decreased by $4.3 million to $409.4 million at December 31, 2018 from $413.7 million at December 31, 2017. The decline in total assets was primarily due to a decrease of $16.1 million in loans receivable held for sale, a decrease of $6.3 million in interest-bearing deposits in other banks, and a decrease in securities available for sale of $2.8 million, offset by an increase of $20.7 million in net loans receivable held for investment.

Loans Receivable Held for Sale

Loans receivable held for sale totaled $6.2 million as of December 31, 2018 compared to $22.4 million as of December 31, 2017. During 2018, the Bank originated $20.2 in loans held for sale during 2018, transferred $16.9 million to loans held for investment, sold $19.3 million in loans held for sale and received $159 thousand in loan repayments on loans held for sale.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $355.6 million at December 31, 2018, compared to $334.9 million at December 31, 2017.

During 2018, the Bank originated $99.0 million in new loans, $96.0 million of which were multi-family loans. Of the multi-family loans originated, we allocated $75.8 million, or 79%, to loans held for investment and $20.2 million, or 21%, to loans held for sale. In addition, during 2018, we transferred $16.9 million of loans receivable held for sale to loans receivable held for investment. At the end of the third quarter of 2018, the Bank requested and received written non-objection from the OCC to increase the Bank's concentration of multi-family residential loans. The Bank also requested and received written non-objection from the OCC to increase its concentration of non-multifamily commercial real estate loans, including the sublimit for commercial land/construction loans.

There were no loan charge-offs during 2018 or 2017. During 2017, we received one deed in lieu of foreclosure and recorded an REO at fair value, net of estimated selling costs, of $878 thousand at December 31, 2017. During 2018 this property was written down by $45 thousand and is now recorded at a fair value, net of estimated selling costs of $833 thousand as of December 31, 2018. No loans were transferred to REO during 2018.

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

Our ALLL decreased to $2.9 million or 0.82% of our gross loans receivable held for investment at December 31, 2018 compared to $4.1 million, or 1.20% of our gross loans receivable held for investment at December 31, 2017, primarily reflecting loan loss provision recaptures of $1.3 million, which were partially offset by recoveries of $114 thousand. The reduction in ALLL at December 31, 2018 compared to December 31, 2017, and the loan loss provision recaptures during 2018, reflect the results of our quarterly reviews of the adequacy of the ALLL. We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

Our loan delinquencies and non-performing loans ("NPLs") are at their lowest levels since December 2009. We had total delinquencies of $35 thousand at December 31, 2018 compared to $391 thousand at December 31, 2017. NPLs consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2018, NPLs totaled $911 thousand compared to $1.8 million at December 31, 2017. The decrease of $855 thousand in NPLs was primarily due to payoffs of $659 thousand, repayments of $196 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2018, all of our $911 thousand of NPLs were current in their payments. Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 321.51% at December 31, 2018 from 230.41% at December 31, 2017.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There were no loan charge-offs during 2018 and 2017. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 31%of estimated fair value less estimated selling costs as of December 31, 2018.

Recoveries during 2018 and 2017 totaled $114 thousand and $566 thousand, respectively. Recoveries during 2018 and 2017 primarily resulted from the payoffs of non-accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2018 were $6.4 million, compared to $9.3 million at December 31, 2017. The decrease of $3.1 million in impaired loans was primarily due to payoffs and repayments. Specific reserves for impaired loans were $227 thousand or 3.56% of the aggregate impaired loan amount at December 31, 2018 compared to $585 thousand, or 6.29% of the aggregate impaired loan amount at December 31, 2017. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.77% at December 31, 2018 compared to 1.06% at December 31, 2017. The decrease in the coverage ratio during 2018 was due to overall improvement in the credit quality of the loan portfolio, which had a favorable impact on the environmental factors used in our analysis of the ALLL.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2018, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deposits

Deposits decreased by $9.9 million to $281.4 million at December 31, 2018 from $291.3 million at December 31, 2017, which consisted of a decrease of $35.7 million in liquid deposits and an increase of $25.8 million in CDs. During 2018, one deposit relationship of $25.0 million was moved to CDs from a money market account. Excluding this transfer, liquid deposits decreased by $10.7 million and CDs increased by $775 thousand during 2018.

One customer relationship accounted for approximately 11% of our deposits at December 31, 2018. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at December 31, 2018 consisted of advances to the Bank from the FHLB of $70.0 million, and subordinated debentures issued by the Company of $5.1 million, compared to advances from the FHLB of $65.0 million and subordinated debentures of $5.1 million at December 31, 2017. During 2018, the Bank paid off $27.5 million in maturing FHLB advances and borrowed $32.5 million in new advances from the FHLB.

The weighted average cost of FHLB advances increased by 65 basis points to 2.51% at December 31, 2018 from 1.86% at December 31, 2017 primarily due to the higher interest rate environment and the lengthening of maturities from an average of 18 months as of December 31, 2017 to 24 months as of December 31, 2018.

Stockholders' Equity

Stockholders' equity was $48.4 million, or 11.83% of the Company's total assets, at December 31, 2018, compared to $47.7 million, or 11.54% of the Company's total assets, at December 31, 2017. The Company's book value was $1.77 per share as of December 31, 2018, compared to $1.74 per share as of December 31, 2017.

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $54.6 million at December 31, 2018.

The Bank's primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31, 2018 consisted of $16.7 million in cash and cash equivalents and $14.7 million in securities available-for-sale that were not pledged, compared to $22.2 million in cash and cash equivalents and $17.0 million in securities available-for-sale that were not pledged at December 31, 2017. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank in 2018, 2017, and 2016. The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $234 thousand and net cash outflows from operating activities of $10.2 million during the years ended December 31, 2018 and 2017, respectively. Net cash inflows from operating activities during 2018 were primarily attributable to proceeds from sales and repayments of loans receivable held for sale of $19.6 million, offset by originations of loans receivable held for sale of $20.3 million and a loan loss provision recapture of $1.3 million. Net cash outflows from operating activities during 2017 were primarily attributable to originations of multi-family loans for the Bank's loans held for sale portfolio, which were partially offset by net proceeds from the sale of loans.

The Company recorded consolidated net cash outflows from investing activities of $818 thousand and net cash inflows from investing activities of $30.2 million during the years ended December 31, 2018 and 2017, respectively. Net cash outflows from investing activities during 2018 were primarily attributable to a net increase in loans receivable held for investment of $3.2 million, offset by principal repayments on available-for-sale securities of

$2.4 million. Net cash inflows from investing activities during 2017 were primarily attributable to a net decrease in loans receivable held for investment, due primarily to repayments on loans held for investment and principal repayments on securities available-for-sale, which were partially offset by purchases of single-family loans and securities.

The Company recorded consolidated net cash outflows from financing activities of $5.0 million and $16.1 million during the years ended December 31, 2018 and 2017, respectively. Net cash outflows from financing activities during 2018 were primarily attributable to repayments on FHLB advances of $27.5 million and a net outflow of deposits of $9.9 million, offset by an increase in proceeds from FHLB advances of $32.5 million. Net cash outflows from financing activities during 2017 were primarily attributable to repayments on FHLB advances, offset by an increase in proceeds from FHLB advances.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2018.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$133,654	$36,939	$1,930	$41	$172,564
FHLB advances	8,000	62,000	-	-	70,000
Subordinated debentures	765	2,040	2,040	255	5,100
Commitments to originate loans	10,875	-	-	-	10,875
Commitments to fund unused lines of credit	1,153	-	-	338	1,491
Operating lease obligations	516	711	-	-	1,227

Total contractual obligations	$154,963	$101,690	$3,970	$634	$261,257

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, we determined that no valuation allowance was required on our deferred tax assets, which totaled $5.0 million and $5.1 million at December 31, 2018 and 2017, respectively. See Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2018, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2018.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer)	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Los Angeles, CA March 29, 2019	Los Angeles, CA March 29, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the Securities and Exchange Commission in connection with the Company's 2019 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016)

Exhibit Number*
10.1**	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10-K filed by Registrant on March 28, 2016)
10.2**	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10-Q filed by Registrant on August 12, 2016)
10.3**
Amended Form of Stock Option Agreement for stock options granted pursuant to Amended and Restated Broadway Financial Corporation 2008 Long-Term Incentive Plan (Exhibit 10.1 to Form 10-Q filed by Registrant on August 12, 2016)
10.4**
Award Agreement, dated March 30, 2016, for restricted stock granted to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2008 Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q filed by Registrant on August 12, 2016)
10.5**	Broadway Financial Corporation 2018 Long-Term Incentive Plan.
10.6**	Form of Award Agreement for grants of restricted stock pursuant to Broadway Financial Corporation 2018 Long-Term Incentive Plan.
10.7**	Employment Agreement, dated as of March 22, 2017, for Wayne-Kent A. Bradshaw.
10.8**	Award Agreement, dated as of April 26, 2017 for grant of restricted stock units to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2008 Long Term Incentive Plan.
10.9**	Award Agreement, dated as of February 21, 2018 for grant of restricted stock units to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2008 Long Term Incentive Plan.
10.10**	Award Agreement, dated as of February 27, 2019 for grant of restricted stock to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2018 Long-Term Incentive Plan.
10.11**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey.
10.12**	Employment Agreement, dated as of May 1, 2017, for Norman Bellefeuille.
10.13**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud.
10.14**	Broadway Federal Bank Incentive Compensation Plan.
10.15
Securities Purchase Agreement, dated as of December 21, 2016, entered into among United States Treasury Department, Registrant, First Republic Bank and Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan (Exhibit 10.7 to Form 10-K filed by Registrant on March 27, 2017)
10.16	Stock Purchase Agreement, dated as of December 21, 2016, entered into between First Republic Bank and Registrant (Exhibit 10.8 to Form 10-K filed by Registrant on March 27, 2017)
10.17
Exchange Agreement, dated as December 21, 2016, entered into between CJA Private Financial Restructuring Master Fund I L.P. and Registrant (Exhibit 10.9 to Form 10-K filed by Registrant on March 27, 2017)
10.18	Stock Purchase Agreement, dated as of December 21, 2016, entered into between Bank of Hope and Registrant (Exhibit 10.10 to Form 10-K filed by Registrant on March 27, 2017)
10.19
Stock Purchase and Exchange Agreement, dated as of December 21, 2016, entered into between National Community Investment Fund and Registrant (Exhibit 10.11 to Form 10-K filed by Registrant on March 27, 2017)
10.20
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Nicholas L. Saakvitne, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016 (Exhibit 10.12 to Form 10-K filed by Registrant on March 27, 2017)

Exhibit Number*
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

**
Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 29, 2019
/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 29, 2019
/s/ Virgil P. Roberts Virgil P. Roberts Chairman of the Board	Date: March 29, 2019
/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 29, 2019
/s/ Jack T. Thompson Jack T. Thompson Director	Date: March 29, 2019
/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 29, 2019
/s/ Dutch C. Ross III Dutch C. Ross III Director	Date: March 29, 2019
/s/ Erin Selleck Erin Selleck Director	Date: March 29, 2019

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 29, 2019

We have served as the Company's auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2018	December 31, 2017
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$4,124	$3,420
Interest-bearing deposits in other banks	12,527	18,799

Cash and cash equivalents	16,651	22,219
Investment securities available-for-sale, at fair value	14,722	17,494
Loans receivable held for sale, at lower of cost or fair value	6,231	22,370
Loans receivable held for investment, net of allowance of $2,929 and $4,069	355,556	334,851
Accrued interest receivable	1,143	1,073
Federal Home Loan Bank (FHLB) stock	2,916	2,916
Office properties and equipment, net	2,242	2,406
Bank owned life insurance	3,047	2,994
Deferred tax assets, net	5,045	5,110
Investment in affordable housing limited partnership	342	537
Real estate owned (REO)	833	878
Other assets	669	856

Total assets	$409,397	$413,704

Liabilities and stockholders' equity
Liabilities:
Deposits	$281,414	$291,290
FHLB advances	70,000	65,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	1,055	1,071
Accrued expenses and other liabilities	3,392	3,512

Total liabilities	360,961	365,973

Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2018 and December 31, 2017; issued 21,280,228 shares at December 31, 2018 and 21,312,649 shares at December 31, 2017; outstanding 18,662,402 shares at December 31, 2018 and 18,694,823 shares at December 31, 2017	213	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2018 and December 31, 2017; issued and outstanding 8,756,396 shares at December 31, 2018 and December 31, 2017	87	87
Additional paid-in capital	46,141	46,117
Retained earnings	8,631	7,816
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,027)	(1,095)
Accumulated other comprehensive loss	(283)	(81)
Treasury stock-at cost, 2,617,826 shares at December 31, 2018 and at December 31, 2017	(5,326)	(5,326)

Total stockholders' equity	48,436	47,731

Total liabilities and stockholders' equity	$409,397	$413,704

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2018	2017
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$14,279	$15,397
Interest on mortgage-backed securities and other securities	413	318
Other interest income	545	572

Total interest income	15,237	16,287

Interest Expense:
Interest on deposits	3,089	2,398
Interest on borrowings	1,840	1,950

Total interest expense	4,929	4,348

Net interest income before loan loss provision recapture	10,308	11,939
Loan loss provision recapture	1,254	1,100

Net interest income after loan loss provision recapture	11,562	13,039

Non-Interest Income:
Service charges	449	446
Net gain on sales of loans	70	560
CDFI grant	233	227
Income from litigation settlement	—	1,183
Other	113	114

Total non-interest income	865	2,530

Non-Interest Expense:
Compensation and benefits	7,055	7,092
Occupancy expense	1,278	1,278
Information services	822	818
Professional services	653	716
Office services and supplies	289	302
Loan related expenses	167	205
Corporate insurance	147	196
Amortization of investment in affordable housing limited partnership	195	195
Other	950	1,035

Total non-interest expense	11,556	11,837

Income before income taxes	871	3,732
Income tax expense	56	1,863

Net income	$815	$1,869

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(292)	$(98)
Income tax benefit	90	54

Other comprehensive loss, net of tax	(202)	(44)

Comprehensive income	$613	$1,825

Earnings per common share-basic	$0.03	$0.07

Earnings per common share-diluted	$0.03	$0.07

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	30,039,043	$299	$45,819	$6,013	$(1,176)	$(103)	$(5,326)	$45,526
Net income	-	-	-	1,869	-	-	-	1,869
Common stock issued for services	30,002	1	52	-	-	-	-	53
Release of unearned ESOP shares	-	-	23	-	81	-	-	104
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(44)	-	(44)
Reclassification from accumulated other comprehensive loss to retained earnings	-	-	-	(66)	-	66	-	-
Restricted stock compensation expense	-	-	184	-	-	-	-	184
Stock-based compensation expense	-	-	39	-	-	-	-	39

Balance at December 31, 2017	30,069,045	300	46,117	7,816	(1,095)	(81)	(5,326)	47,731
Net income	-	-	-	815	-	-	-	815
Common stock issued for services	18,906	-	45	-	-	-	-	45
Common stock repurchased for tax withholdings	(51,327)	-	(108)	-	-	-	-	(108)
Release of unearned ESOP shares	-	-	12	-	68	-	-	80
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(202)	-	(202)
Restricted stock compensation expense	-	-	36	-	-	-	-	36
Stock-based compensation expense	-	-	39	-	-	-	-	39

Balance at December 31, 2018	30,036,624	$300	$46,141	$8,631	$(1,027)	$(283)	$(5,326)	$48,436

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$815	$1,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loan loss provision recaptures	(1,254)	(1,100)
Provision for losses on REO	45	80
Depreciation	241	256
Net amortization of deferred loan origination costs	605	306
Net amortization of premiums on mortgage-backed securities	36	34
Amortization of investment in affordable housing limited partnership	195	195
Stock-based compensation expense	75	223
Stocks granted to directors	45	53
ESOP compensation expense	80	104
Earnings on bank owned life insurance	(53)	(54)
Originations of loans receivable held for sale	(20,288)	(110,829)
Proceeds from sales and repayments of loans receivable held for sale	19,626	98,356
Gain on sale of loans receivable held for sale	(70)	(560)
Changes in operating assets and liabilities
Net change in deferred taxes	155	1,851
Net change in accrued interest receivable	(70)	105
Net change in other assets	187	332
Net change in advance payments by borrowers for taxes and insurance	(16)	243
Net change in accrued expenses and other liabilities	(120)	(1,690)

Net cash provided by (used in) operating activities	234	(10,226)

Cash flows from investing activities:
Net change in loans receivable held for investment	(3,185)	59,742
Purchase of loans receivable held for investment	-	(24,640)
Purchase of available-for-sale securities	-	(6,677)
Principal payments on available-for-sale securities	2,444	2,253
Purchase of FHLB stock	-	(343)
Additions to office properties and equipment	(77)	(183)

Net cash (used in) provided by investing activities	(818)	30,152

Cash flows from financing activities:
Net change in deposits	(9,876)	3,863
Proceeds from FHLB advances	32,500	29,500
Repayments on FHLB advances	(27,500)	(49,500)
Payment for tax withholding for vesting of restricted stock	(108)	-

Net cash used in financing activities	(4,984)	(16,137)

Net change in cash and cash equivalents	(5,568)	3,789
Cash and cash equivalents at beginning of the year	22,219	18,430

Cash and cash equivalents at end of the year	$16,651	$22,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,898	$4,199
Cash paid for income taxes	-	20
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for investment to REO	$-	$958
Transfers of loans receivable held for investment to loans receivable held for sale	-	9,337
Transfers of loans receivable held for sale to loans receivable held for investment	16,871	-

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2018, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal Bank, f.s.b. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank, and interest-bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2018. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, deferred income taxes and other assets and liabilities.

Investment Securities

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

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

Loans Receivable Held for Sale

The Bank originates loans for sale, but may, from time-to-time, decide to sell certain loans that are held for investment in order to manage loan concentrations. When a decision is made to sell a loan(s), such loan(s) is transferred from held-for-investment portfolio to held-for-sale portfolio at the lower of cost or fair value. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses ("ALLL"). Any subsequent decline in value of the loan(s) is recorded as a valuation allowance with a corresponding charge to non-interest expense.

Transfers of loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right), to pledge or exchange the transferred assets, and provides no more than a trivial benefit to the Bank, and (3) the Bank does not maintain effective control over the transferred assets.

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

December 31, 2018 and 2017

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

The Company has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of December 31, 2018. The Company expects to maintain this relationship with the customer for the near term.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank's investment needs and market opportunities and is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for actual prepayments. No loans were purchased during 2018 compared to the purchases of $24.6 million of single family loans at par in 2017.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires the Company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. The Company's revenue stream that is within the scope of Topic 606 is primarily service charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

Restricted Stock Units

The Company may grant cash-settled restricted stock units ("RSUs") to its employees. Compensation cost is recognized over the vesting period based on the fair value of the award, which is re-measured at each reporting period. The fair value of the award is classified as a liability in the consolidated statements of financial condition.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

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

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2018 and 2017, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders' equity.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU No. 2014-09 and all subsequent ASUs that modified Topic 606. The adoption did not have a material impact on the measurement or recognition of revenue; as such, a modified retrospective cumulative effect adjustment to beginning retained earnings was not deemed necessary. Results for reporting periods beginning after

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. The Company's revenue streams that are within the scope of Topic 606 are primarily services charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 (i) amends existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard did not have a material impact on the Company's consolidated financial statements. In accordance with this standard, the Company measured the fair value of its financial assets and financial liabilities as of December 31, 2018 using an exit price notion (see Note 5 Fair Value).

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 provides guidance on the classification of certain cash receipts and payments on the consolidated statement of cash flows in order to reduce diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, where the guidance should be applied using a retrospective transition method to each period presented. Early adoption is permitted. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

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

Recent Accounting Pronouncements Yet to Be Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which is intended to increase transparency and comparability in the accounting for lease transactions. Under ASU 2016-02, lessees will be required to recognize all leases longer than twelve months on the Consolidated Statements of Financial Condition as lease assets and lease liabilities and make quantitative and qualitative disclosures regarding key information about leasing arrangements. Under the new guidance, lessor accounting is largely unchanged. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. Based on leases outstanding at September 30, 2018, the Company does not expect the standard to have a material impact on the Company's Consolidated Statements of Income or Cash Flows, but does anticipate recording a liability of approximately $1.0 million as of March 31, 2019 for the remaining obligation under its lease agreements and a corresponding right-of-use asset in the Consolidated Statements of Financial Condition, which will have a minor impact on the Bank's regulatory capital ratios.

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

December 31, 2018 and 2017

determine what modifications may be required. While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption will result in an increase to the allowance for loan losses balance.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including; transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018:
Federal agency mortgage-backed securities	$9,575	$88	$(155)	$9,508
Federal agency debt	5,317	-	(103)	5,214

Total available-for-sale securities	$14,892	$88	$(258)	$14,722

December 31, 2017:
Federal agency mortgage-backed securities	$11,877	$168	$(37)	$12,008
Federal agency debt	5,495	2	(11)	5,486

Total available-for-sale securities	$17,372	$170	$(48)	$17,494

At December 31, 2018, the Bank had three federal agency debt securities with total amortized cost of $5.3 million and estimated total fair value of $5.2 million and an estimated average remaining life of 3.9 years. The Bank also had 24 federal agency mortgage-backed securities with total amortized cost of $9.6 million, estimated total fair value of $9.5 million and an estimated average remaining life of 4.5 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2018, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2017, securities pledged to secure public deposits had a carrying amount of $526 thousand. At December 31, 2018 and 2017, there were no holdings of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the years ended December 31, 2018 and 2017.

The Bank held ten securities with unrealized losses at December 31, 2018, compared to six securities with unrealized losses at December 31, 2017. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All of the Bank's securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at December 31, 2018 were primarily caused by movements in market interest rates subsequent to the purchase of such securities. We do not consider these unrealized losses to be other than temporary impairment.

Note 3 – Loans Receivable Held for Sale

Loans receivable held for sale at December 31, 2018 totaled $6.2 million and consisted of multi-family loans. As part of the Bank's loan concentration risk management program, $16.9 million of multi-family loans were transferred from the held-for-sale portfolio to the held-for-investment portfolio during the year ended December 31, 2018. The Bank also allocated $20.2 million, or 20%, of its total loan originations as held-for-sale and completed sales of $19.3 million of multi-family loans during the year ended December 31, 2018 for a total gain of $81 thousand. Loan repayments totaled $159 thousand during the year 2018. There were $22.4 million loans held for sale at December 31, 2017.

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Real estate:
Single family	$91,835	$111.085
Multi-family	231,870	187,455
Commercial real estate	5,802	6,089
Church	25,934	30,848
Construction	1,876	1,678
Commercial – other	226	192
Consumer	5	7

Gross loans receivable before deferred loan costs and premiums	357,548	337,354
Unamortized net deferred loan costs and premiums	937	1,566

Gross loans receivable	358,485	338,920
Allowance for loan losses	(2,929)	(4,069)

Loans receivable, net	$355,556	$334,851

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(225)	(420)	(19)	(592)	2	-	-	(1,254)
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929

	For the year ended December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$367	$2,659	$215	$1,337	$8	$17	$-	$4,603
Provision for (recapture of) loan losses	197	(359)	(144)	(792)	9	(11)	-	(1,100)
Recoveries	30	-	-	536	-	-	-	566
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$-	$-	$170	$-	$4	$-	$227
Collectively evaluated for impairment	316	1,880	52	433	19	2	-	2,702

Total ending allowance balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929

Loans:
Loans individually evaluated for impairment	$610	$323	$-	$5,383	$-	$64	$-	$6,380
Loans collectively evaluated for impairment	91,567	232,986	5,800	19,713	1,872	162	5	352,105

Total ending loans balance	$92,177	$233,309	$5,800	$25,096	$1,872	$226	$5	$358,485

	December 31, 2017
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1	$-	$479	$-	$5	$-	$585
Collectively evaluated for impairment	494	2,299	71	602	17	1	-	3,484

Total ending allowance balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069

Loans:
Loans individually evaluated for impairment	$627	$333	$-	$8,280	$-	$65	$-	$9,305
Loans collectively evaluated for impairment	110,897	188,585	6,096	22,232	1,671	127	7	329,615

Total ending loans balance	$111,524	$188,918	$6,096	$30,512	$1,671	$192	$7	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$323	$323	$-	$-	$-	$-
Church	4,666	2,803	-	5,140	3,291	-
With an allowance recorded:
Single family	610	610	53	627	627	100
Multi-family	-	-	-	333	333	1
Church	2,580	2,580	170	5,028	4,989	479
Commercial – other	64	64	4	65	65	5

Total	$8,243	$6,380	$227	$11,193	$9,305	$585

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the year ended December 31, 2018		For the year ended December 31, 2017
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$618	$30	$636	$28
Multi-family	329	23	589	44
Commercial real estate	-	-	305	104
Church	7,893	398	9,363	693
Commercial – other	64	4	65	6

Total	$8,904	$455	$10,958	$875

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $280 thousand and $126 thousand for the years ended December 31, 2018 and 2017, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$35	$-	$-	$35	$92,142	$92,177
Multi-family	-	-	-	-	233,309	233,309
Commercial real estate	-	-	-	-	5,800	5,800
Church	-	-	-	-	25,096	25,096
Construction	-	-	-	-	1,872	1,872
Commercial – other	-	-	-	-	226	226
Consumer	-	-	-	-	5	5

Total	$35	$-	$-	$35	$358,450	$358,485

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$50	$-	$50	$111,474	$111,524
Multi-family	-	-	-	-	188,918	188,918
Commercial real estate	-	-	-	-	6,096	6,096
Church	341	-	-	341	30,171	30,512
Construction	-	-	-	-	1,671	1,671
Commercial – other	-	-	-	-	192	192
Consumer	-	-	-	-	7	7

Total	$341	$50	$-	$391	$338,529	$338,920

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Loans receivable held for investment:
Church	$911	$1,766

Total non-accrual loans	$911	$1,766

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2018 or December 31, 2017.

Troubled Debt Restructurings

At December 31, 2018, loans classified as troubled debt restructurings ("TDRs") totaled $6.4 million, of which $591 thousand were included in non-accrual loans and $5.8 million were on accrual status. At December 31, 2017, loans classified as TDRs totaled $8.9 million, of which $1.4 million were included in non-accrual loans and $7.5 million were on accrual status. The Company has allocated $227 thousand and $585 thousand of specific reserves for accruing TDRs as of December 31, 2018 and 2017, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2018 and 2017, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2018 and 2017.

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

December 31, 2018 and 2017

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

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$92,132	$-	$35	$10	$-	$-
Multi-family	232,642	-	-	667	-	-
Commercial real estate	5,800	-	-	-	-	-
Church	19,678	672	-	4,746	-	-
Construction	1,872	-	-	-	-	-
Commercial – other	162	-	-	64	-	-
Consumer	5	-	-	-	-	-

Total	$352,291	$672	$35	$5,487	$-	$-

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$111,513	$-	$-	$11	$-	$-
Multi-family	187,946	-	-	972	-	-
Commercial real estate	5,974	122	-	-	-	-
Church	24,474	691	-	5,347	-	-
Construction	1,671	-	-	-	-	-
Commercial – other	127	-	-	65	-	-
Consumer	7	-	-	-	-	-

Total	$331,712	$813	$-	$6,395	$-	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,508	$-	$9,508
Securities available-for-sale – federal agency debt	1,979	3,235	-	5,214
At December 31, 2017:
Securities available-for-sale – federal agency mortgage-backed	$-	$12,008	$-	$12,008
Securities available-for-sale – federal agency debt	1,976	3,510	-	5,486

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2018 and 2017.

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

	December 31, 2018	December 31, 2017
	(In thousands)
Impaired loans carried at fair value of collateral	$591	$742
Real estate owned	833	878

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
	2018	2017
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-
Real estate owned	45	80

Total	$45	$80

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
December 31, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–3% to –1%	–2.83%
Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	–11%	–10.85%
December 31, 2017:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	–16% to 7%	–4%
Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	–6%	–6%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at December 31, 2018
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,651	$16,651	$-	$-	$16,651
Securities available-for-sale	14,722	1,979	12,743	-	14,722
Loans receivable held for sale	6,231	-	6,270	-	6,270
Loans receivable held for investment (1)	355,556	-	-	354,792	354,792
Accrued interest receivable	1,143	78	43	1,022	1,143
Financial Liabilities:
Deposits	$281,414	$-	$269,418	$-	$269,418
Federal Home Loan Bank advances	70,000	-	69,933	-	69,933
Junior subordinated debentures	5,100	-	-	4,481	4,481
Accrued interest payable	334	-	324	10	334

		Fair Value Measurements at December 31, 2017
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$22,219	$22,219	$-	$-	$22,219
Securities available-for-sale	17,494	1,976	15,518	-	17.494
Loans receivable held for sale	22,370	-	22,626	-	22,626
Loans receivable held for investment	334,851	-	-	333,231	333,231
Accrued interest receivable	1,073	58	91	924	1,073
Federal Home Loan Bank stock	2,916	2,916	-	-	2,916
Financial Liabilities:
Deposits	$291,290	$-	$280,761	$-	$280,761
Federal Home Loan Bank advances	65,000	-	64,887	-	64,887
Junior subordinated debentures	5,100	-	-	4,503	4,503
Accrued interest payable	304	-	296	8	304

(1)
The estimated value of loans held for investment for December 31, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Note 6 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2018	2017
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,264	3,203
Furniture, fixtures and equipment	1,794	1,786

	5,630	5,561
Less accumulated depreciation	(3,388)	(3,155)

Office properties and equipment, net	$2,242	$2,406

Depreciation expense was $241 thousand and $256 thousand for the years 2018 and 2017, respectively.

At December 31, 2018, the Company was obligated through 2021 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living-indices. The Company also leases certain office equipment. Rent expense under the operating leases was $593 thousand for 2018 and $587 thousand for 2017.

Minimum noncancelable lease commitments, before considering renewal options that generally are present, are as follows:

	Premises	Equipment	Total
	(In thousands)
Year ending December 31:
2019	$481	$35	$516
2020	494	35	529
2021	167	15	182

Total	$1,142	$85	$1,227

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Note 7 – Deposits

Deposits are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
NOW account and other demand deposits	$10,307	$11,982
Non-interest bearing demand deposits	22,877	22,469
Money market deposits	29,948	68,019
Passbook	45,718	38,031
Certificates of deposit	172,564	150,789

Total	$281,414	$291,290

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service ("CDARS"). Reciprocal deposits are the Bank's own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $33.7 million and $9.5 million at December 31, 2018 and 2017, respectively and are not considered to be brokered deposits.

One-way deposits are also available using the CDARS program. With the one-way program, the Bank accepts deposits from CDARS even though there is no customer account involved. These deposits totaled $32.6 million and $43.3 million at December 31, 2018 and 2017, respectively.

Brokered deposits (non-CDARS) totaled $9.9 million at December 31, 2018. The Bank did not have any brokered deposits at December 31, 2017.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2019	$133,654
2020	34,819
2021	2,120
2022	1,712
2023	218
Thereafter	41

$172,564

Certificates of deposit of $250 thousand or more totaled $33.9 million and $16.7 million at December 31, 2018 and 2017, respectively.

Deposits from principal officers, directors, and their affiliates totaled $1.8 million and $1.6 million at December 31, 2018 and 2017, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Note 8 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2018	2017
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$74,729	$89,279
Maximum amount outstanding at any month-end during the year	$98,000	$104,000
Balance outstanding at end of year	$70,000	$65,000
Weighted average interest rate at end of year	2.51%	1.86%
Average cost of advances during the year	2.13%	1.97%
Weighted average contractual maturity (in months)	24	18

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $151.0 million and $128.4 million of first mortgage loans at year-end 2018 and 2017, respectively, under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of 30% of total assets, the Company is eligible to borrow up to an additional $54.6 million at year-end 2018.

Required payments over the next five years are as follows:

Amount
(In thousands)
2019	$8,000
2020	29,500
2021	22,500
2022	5,000
2023	5,000

$70,000

Note 9 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 5.34% at December 31, 2018. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. The Debentures may be called for redemption at any time by the Company.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Scheduled principal repayments of junior subordinated debentures over the next six years are as follows:

Amount
(In thousands)
2019	$765
2020	1,020
2021	1,020
2022	1,020
2023	1,020
2024	255

$5,100

Note 10 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $131 thousand and $132 thousand for 2018 and 2017.

ESOP Plan

Employees participate in an Employee Stock Option Plan ("ESOP") after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company's common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank's annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $80 thousand for 2018 and $104 thousand for 2017.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Shares held by the ESOP were as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Allocated to participants	1,036,809	1,108,382
Committed to be released	10,580	10,752
Suspense shares	646,033	688,870

Total ESOP shares	1,693,422	1,808,004

Fair value of unearned shares	$678	$1,626

During 2018 and 2017, 43,009 and 40,126 of ESOP shares were released for allocation to participants, respectively. The outstanding balance of unearned ESOP shares at December 31, 2018 and 2017 were $1.0 million and $1.1 million, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

Income tax expense was as follows:

	2018	2017
	(In thousands)
Current
Federal	$(110)	$-
State	12	12
Deferred
Federal	68	1,455
State	86	396
Change in valuation allowance	-	-

Total	$56	$1,863

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Effective tax rates differ from the federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017 applied to income before income taxes due to the following:

	2018	2017
	(In thousands)
Federal statutory rate times financial statement net income	$183	$1,269
Effect of:
State taxes, net of federal benefit	77	268
Change in federal rate	-	519
Earnings from bank owned life insurance	(16)	(22)
Low income housing credits	(212)	(212)
Change in valuation allowance	-	-
Other, net	24	41

Total	$56	$1,863

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Year-end deferred tax assets and liabilities were due to the following:

	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$799	$-
Real estate owned	65	5
Accrued liabilities	150	173
State income taxes	34	33
Stock compensation	165	182
Net operating loss carryforward	3,887	4,367
Non-accrual loan interest	3	4
Partnership investment	140	101
General business credit	1,661	1,458
Alternative minimum tax credit	151	256
Unrealized appreciation AFS	50	-
Other	28	14

Total deferred tax assets	7,133	6,593

Deferred tax liabilities:
Section 481 Adjustments to bad debts	(980)	-
Deferred loan fees/costs	(775)	(817)
Allowance for loan losses	-	(276)
Basis difference on fixed assets	(35)	(49)
Net unrealized appreciation on available-for-sale securities	-	(36)
FHLB stock dividends	(266)	(266)
Mortgage servicing rights	(5)	(7)
Prepaid expenses	(27)	(32)

Total deferred tax liabilities	(2,088)	(1,483)

Net deferred tax assets	$5,045	$5,110

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that as of December 31, 2018, no valuation allowance was required on its deferred tax assets, which totaled $5.0 million. As of December 31, 2017, the Company recorded no valuation allowance on its deferred tax assets of $5.1 million.

As of December 31, 2018, the Company has federal net operating loss carryforwards of $8.2 million and California net operating loss carryforwards of $25.3 million, which begin expiring in 2031 through 2037 and 2031 through 2036, respectively. The Company also has federal general business credits of $1.5 million, expiring beginning in 2030 through 2037, and alternative minimum tax credit carryforwards of $119 thousand, which can be carried forward indefinitely.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Federal income tax laws previously allowed the Company additional bad debt deductions based on the reserve method of computing the federal bad debt deduction. This method of computing the Company's federal bad debt deduction was permitted to be used by the Company until the end of 1987. As of December 31, 1987, the tax bad debt reserve balance totaled $3.0 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total approximately $632 thousand at year end 2018 and 2017. If the Bank were liquidated, or otherwise ceases to be a bank, the $3.0 million tax bad debt reserve may need to be recaptured into taxable income and income tax expense would need to be provided.

Prior to 2018, the Company computed its bad debt deduction for income tax purposes under the reserve method. In 2018, the Company requested a change in accounting method used for computing its tax bad debt deduction from the reserve method to the charge-off method as defined under Internal Revenue Code Section 166. Once the IRS has consented to the requested change in accounting method, the Company would compute its tax bad debt deduction under the new method and would recapture its tax bad debt reserve of $4.3 million into taxable income evenly over the next 4 years starting in 2018.

At December 31, 2018 and 2017, the Company had $475 thousand in unrecognized tax benefits. This amount, if recognized, would favorably affect the income tax provision in future periods. The Company expects that the total amount of unrecognized tax benefits may decrease significantly within the next twelve months due to expected settlement with the state taxing authorities. During 2018 and 2017, $5 thousand was accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2015 through 2018 remain open for the assessment of Federal income tax. With the exception of the issues under protest for the years listed below, California tax years 2014 through 2018 remain open for the assessment of California income tax. The Company is currently under examination by the California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The FTB has proposed adjustments to the Company's California net operating loss carryforwards for items which the Company has established an unrecognized tax benefit. The Company has protested the FTB's adjustments and does not expect that significant additional tax expense will result.

Note 12 – Stock-Based Compensation

Prior to July 25, 2018, the Company issued stock-based compensation awards to its directors and employees under the 2008 Long-Term Incentive Plan ("2008 LTIP"). The 2008 LTIP permitted the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock. As of July 25, 2018, the Company ceased granting awards under the 2008 LTIP.

On July 25, 2018, the stockholders approved the 2018 Long-Term Incentive Plan ("2018 LTIP"). As with the 2008 LTIP, the 2018 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan will be in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of December 31, 2018, no shares had been awarded under the 2018 LTIP.

No stock options were granted during the years ended December 31, 2018 and December 31, 2017.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

The following table summarizes stock option activity during the years ended December 31, 2018 and 2017:

	2018		2017
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	537,500	$2.19	540,625	$2.18
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Forfeited or expired during the year	-	-	(3,125)	4.80

Outstanding at end of year	537,500	$2.19	537,500	$2.19

Exercisable at end of year	267,500	$2.71	177,500	$3.26

For each year of 2018 and 2017, the Company recorded $39 thousand of stock-based compensation expense related to stock options. As of December 31, 2018, unrecognized compensation cost related to nonvested stock options granted under the plan was $84 thousand. The cost is expected to be recognized over a period of 2.15 years.

Options outstanding and exercisable at year-end 2018 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 21, 2009	7,500	0.05 years	$4.00		7,500	$4.00
March 18, 2009	75,000	0.21 years	$4.98		75,000	$4.98
January 21, 2010	5,000	1.05 years	$6.00		5,000	$6.00
February 24, 2016	450,000	7.15 years	$1.62		180,000	$1.62

	537,500	6.02 years	$2.19	$-	267,500	$2.71	$-

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer ("CEO") under the 2008 LTIP. A restricted stock award is valued at the closing price of the Company's stock on the date of such award. Subject to certain performance restrictions, 100,000 shares of restricted stock fully vested over a two-year period in 2018 and the remaining 20,483 shares shall vest over a three-year period. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The Company recorded $36 thousand and $105 thousand of stock-based compensation expense related to this award during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, unrecognized compensation cost related to non-vested restricted stock award was $3 thousand which is expected to be recognized over a period of 3 months.

In January 2018 and April 2017, the Company awarded 18,906 and 30,002, respectively, shares of common stock to its directors under the 2008 LTIP, all of which are fully vested. The Company recorded $45 thousand and

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

$53 thousand of compensation expense during the years ended December 31, 2018 and 2017, respectively, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2018 and April 2017, the Company also awarded 97,195 and 129,270 of cash-settled restricted stock units ("RSUs") to its CEO under the 2008 LTIP. All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested. Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date. Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period and is classified as a liability in the consolidated statements of financial condition. The Company recorded $73 thousand and $102 thousand of compensation expense related to these awards during the years ended December 31, 2018 and 2017, respectively.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At December 31, 2018 and 2017, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2018:
Tier 1 (Leverage)	$49,433	12.03%	$16,439	4.00%	$20,549	5.00%
Common Equity Tier 1	$49,433	19.32%	$18,494	4.50%	$16,634	6.50%
Tier 1	$49,433	19.32%	$24,659	6.00%	$20,472	8.00%
Total Capital	$52,417	20.48%	$32,879	8.00%	$25,590	10.00%
December 31, 2017:
Tier 1 (Leverage)	$47,838	11.39%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$47,838	18.63%	$11,557	4.50%	$16,693	6.50%
Tier 1	$47,838	18.63%	$15,409	6.00%	$20,545	8.00%
Total Capital	$51,059	19.88%	$20,545	8.00%	$25,681	10.00%

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2018	2017
	(In thousands)
Commitments to make loans	$10,875	$1,493
Unused lines of credit – variable rates	1,491	2,582

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2018, loan commitments consisted of six multi-family residential loans with initial five year interest rates ranging from 4.50% to 4.68%.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Note 15 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$156	$400
Investment in bank subsidiary	51,221	50,594
Other assets	2,225	2,015

Total assets	$53,602	$53,009

Liabilities and stockholders' equity
Junior subordinated debentures	$5,100	$5,100
Accrued expenses and other liabilities	66	178
Stockholders' equity	48,436	47,731

Total liabilities and stockholders' equity	$53,602	$53,009

Condensed Statements of Income
Years ended December 31,

	2018	2017
	(In thousands)
Interest income	$25	$28
Interest expense	(243)	(194)
Other expense	(469)	(730)

Loss before income tax and undistributed subsidiary income	(687)	(896)
Income tax benefit (expense)	205	(326)
Equity in undistributed subsidiary income	1,297	3,091

Net income	$815	$1,869

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Condensed Statements of Cash Flows
Years ended December 31,

	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$815	$1,869
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed subsidiary income	(1,297)	(3,091)
Change in other assets	(210)	330
Change in accrued expenses and other liabilities	(112)	(183)

Net cash used in operating activities	(804)	(1,075)

Cash flows from investing activities
Dividends from bank subsidiary	600	500

Net cash provided by investing activities	600	500

Cash flows from financing activities
Common stock repurchased for tax withholdings	(108)	-
Proceeds from repayment of ESOP loan	68	80

Net cash (used in) provided by financing activities	(40)	80

Net change in cash and cash equivalents	(244)	(495)
Beginning cash and cash equivalents	400	895

Ending cash and cash equivalents	$156	$400

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2018 and 2017

Note 16 – Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2018	2017
	(Dollars in thousands, except share and per share)
Net income	$815	$1,869
Less net income attributable to participating securities	(3)	(5)

Income available to common stockholders	$812	$1,864

Weighted average common shares outstanding for basic earnings per common share	26,755,405	26,678,917
Add: dilutive effects of assumed exercises of stock options	-	27,117
Add: dilutive effects of unvested restricted stock awards	7,044	49,448

Weighted average common shares outstanding for diluted earnings per common share	26,762,449	26,755,482

Earnings per common share – basic	$0.03	$0.07

Earnings per common share – diluted	$0.03	$0.07

Stock options for 267,500 shares and 87,500 shares of common stock for the years ended December 31, 2018 and 2017, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 17 – Subsequent Events

There was no major subsequent event to be disclosed as of March 29, 2019.