Form 10-Q
period 2019-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2019-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 3, 2019, 19,123,455 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	BYFC	The NASDAQ Stock Market, LLC

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$3,115	$4,124
Interest-bearing deposits in other banks	16,110	12,527
Cash and cash equivalents	19,225	16,651
Securities available-for-sale, at fair value	14,517	14,722
Loans receivable held for sale, at lower of cost or fair value	5,154	6,231
Loans receivable held for investment, net of allowance of $2,929 and $2,929	365,015	355,556
Accrued interest receivable	1,206	1,143
Federal Home Loan Bank (FHLB) stock	2,916	2,916
Office properties and equipment, net	3,328	2,242
Bank owned life insurance	3,060	3,047
Deferred tax assets, net	4,889	5,045
Investment in affordable housing limited partnership	293	342
Real estate owned (REO)	820	833
Other assets	723	669
Total assets	$421,146	$409,397

Liabilities and stockholders’ equity

Liabilities:
Deposits	$286,654	$281,414
FHLB advances	75,000	70,000
Junior subordinated debentures	5,100	5,100
Advance payments by borrowers for taxes and insurance	563	1,055
Accrued expenses and other liabilities	4,878	3,392
Total liabilities	372,195	360,961

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2019 and December 31, 2018; issued 21,741,281 shares at March 31, 2019 and 21,280,228 shares at December 31, 2018; outstanding 19,123,455 shares at March 31, 2019 and 18,662,402 shares at December 31, 2018	218	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2019 and December 31, 2018; issued and outstanding 8,756,396 shares at March 31, 2019 and December 31, 2018	87	87
Additional paid-in capital	46,219	46,141
Retained earnings	8,908	8,631
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,010)	(1,027)
Accumulated other comprehensive loss, net of tax	(145)	(283)
Treasury stock-at cost, 2,617,826 shares at March 31 2019 and at December 31, 2018	(5,326)	(5,326)
Total stockholders’ equity	48,951	48,436
Total liabilities and stockholders’ equity	$421,146	$409,397

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$4,115	$3,509
Interest on mortgage-backed and other securities	98	109
Other interest income	160	140
Total interest income	4,373	3,758

Interest expense:
Interest on deposits	1,027	631
Interest on borrowings	533	353
Total interest expense	1,560	984

Net interest income	2,813	2,774
Loan loss provision recapture	190	-
Net interest income after loan loss provision recapture	3,003	2,774

Non-interest income:
Service charges	122	115
CDFI grant	233	-
Other	21	16
Total non-interest income	376	131

Non-interest expense:
Compensation and benefits	1,882	1,905
Occupancy expense	308	316
Information services	208	214
Professional services	339	188
Office services and supplies	68	82
REO expense	31	62
Marketing expense	39	50
Corporate insurance	35	42
Amortization of investment in affordable housing limited partnership	49	48
Other	101	125
Total non-interest expense	3,060	3,032

Income (loss) before income taxes	319	(127)
Income tax expense (benefit)	42	(43)
Net income (loss)	$277	$(84)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$196	$(283)
Income tax expense (benefit)	58	(83)
Other comprehensive income (loss), net of tax	138	(200)

Comprehensive income (loss)	$415	$(284)

Earnings (loss) per common share-basic	$0.01	$(0.00)
Earnings (loss) per common share-diluted	$0.01	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$277	$(84)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loan loss provision recapture	(190)	-
Provision for losses on REOs	13	45
Depreciation	59	62
Reversal of valuation allowance on loan held for sale	(12)	-
Net amortization of deferred loan origination costs	61	152
Net amortization of premiums on mortgage-backed securities	6	10
Amortization of investment in affordable housing limited partnership	49	48
Director compensation expense-common stock	52	45
Stock-based compensation expense	34	36
ESOP compensation expense	14	25
Earnings on bank owned life insurance	(13)	(13)
Repayments on loans receivable held for sale	24	71
Change in assets and liabilities:
Net change in deferred taxes	98	68
Net change in accrued interest receivable	(63)	(88)
Net change in other assets	(54)	(169)
Net change in advance payments by borrowers for taxes and insurance	(492)	(477)
Net change in accrued expenses and other liabilities	366	(483)
Net cash provided by (used in) operating activities	229	(752)

Cash flows from investing activities:

Net change in loans receivable held for investment	(8,265)	5,352
Principal payments on available-for-sale securities	395	507
Purchase of office properties and equipment	(25)	(11)
Net cash (used in) provided by investing activities	(7,895)	5,848

Cash flows from financing activities:

Net change in deposits	5,240	(10,960)
Proceeds from FHLB advances	10,000	-
Repayments of FHLB advances	(5,000)	-
Payment for tax withholding for vesting of restricted stock	-	(108)
Net cash provided by (used in) financing activities	10,240	(11,068)

Net change in cash and cash equivalents	2,574	(5,972)
Cash and cash equivalents at beginning of the period	16,651	22,219
Cash and cash equivalents at end of the period	$19,225	$16,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,375	$930

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$1,064	$16,871
Stock cancelled for payment of tax withholding	14	108
Initial Recognition of Operating Lease Right-to-Use Assets	1,120	-
Initial Recognition of Operating Lease Liabilities	1,120	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at December 31, 2018	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net income for the three months ended March 31, 2019	-	-	-	-	277	-	-	277
Release of unearned ESOP shares	-	-	(3)	-	-	17	-	14
Restricted stock Compensation expense	5	-	20	-	-	-	-	25
Stock awarded to directors	-	-	52	-	-	-	-	52
Stock option compensation expense	-	-	9	-	-	-	-	9
Other comprehensive income, net of tax	-	-	-	138	-	-	-	138
Balance at March 31, 2019	$218	$87	$46,219	$(145)	$8,908	$(1,010)	$(5,326)	$48,951

	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at December 31, 2017	$213	$87	$46,117	$(81)	$7,816	$(1,095)	$(5,326)	$47,731
Net income for the three months ended March 31, 2018	-	-	-	-	(84)	-	-	(84)
Release of unearned ESOP shares	-	-	8	-	-	17	-	25
Restricted stock Compensation expense	-	-	26	-	-	-	-	26
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	10	-	-	-	-	10
Cancellation of shares issued to CEO	-	-	(108)	-	-	-	-	(108)
Other comprehensive loss, net of tax	-	-	-	(200)	-	-	-	(200)
Balance at March 31, 2018	$213	$87	$46,098	$(281)	$7,732	$(1,078)	$(5,326)	$47,445

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  ASU 2016-02 became effective as of January 1, 2019 and provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption, which as January 1, 2019 and we have elected not to restate comparative periods. Of the practical expedients available under ASU 206-02, all have been adopted except for the hindsight practical expedient.

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $1.2 million and an operating lease liability of $1.2 million as of January 1, 2019, with no impact on our consolidated statements of operations or consolidated statements of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition. See Note 6 – Leases for additional information. The implementation of this standard had a minor impact on our regulatory capital ratios.

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

Recent Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years.  All entities may early adopt for fiscal years beginning after Dec. 15, 2018, including interim periods in those fiscal years.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.  While the Company is still evaluating the overall impact on the new standard on its consolidated financial statements, the Company expects the adoption may result in an increase to the allowance for loan losses balance.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended March 31,
	2019	2018
	(In thousands, except share and per share)

Net income (loss)	$277	$(84)
Less net income attributable to participating securities	4	-
Net income (loss) available to common stockholders	$273	$(84)

Weighted average common shares outstanding for basic earnings per common share	26,546,315	26,766,158
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares outstanding for diluted earnings per common share	26,546,315	26,766,158

Earnings (loss) per common share - basic	$0.01	$(0.00)
Earnings (loss) per common share - diluted	$0.01	$(0.00)

Stock options for 455,000 shares of common stock for the three months ended March 31, 2019 and stock options for 537,500 shares of common stock for the three months ended March 31, 2018 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019:
Federal agency mortgage-backed securities	$9,171	$83	$(31)	$9,223
Federal agency debt	5,320	-	(26)	5,294
Total available-for-sale securities	$14,491	$83	$(57)	$14,517
December 31, 2018:
Federal agency mortgage-backed securities	$9,575	$88	$(155)	$9,508
Federal agency debt	5,317	-	(103)	5,214
Total available-for-sale securities	$14,892	$88	$(258)	$14,722

At March 31, 2019, the Bank had three federal agency debt securities with total amortized cost of $5.3 million, estimated total fair value of $5.3 million and an estimated average remaining life of 3.6 years.  The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $9.2 million, estimated total fair value of $9.2 million and an estimated average remaining life of 4.4 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

There were no securities pledged to secure public deposits at March 31, 2019 and December 31, 2018.  At March 31, 2019 and December 31, 2018, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2019 and 2018.

The Bank held 8 securities with unrealized losses at March 31, 2019 compared to 10 securities with unrealized losses at December 31, 2018. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at March 31, 2019 were primarily caused by movements in market interest rates subsequent to the purchase of such securities. We do not consider these unrealized losses to be other than temporary impairment.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2019 and December 31, 2018 totaled $5.2 million and $6.2 million, respectively, and consisted of multi-family loans.  The Bank transferred $1.1 million and $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the three months ended March 31, 2019 and 2018, respectively.  There were no loan sales during the three months ended March 31, 2019 and 2018.  Loan repayments totaled $24 thousand and $71 thousand during the three months ended March 31, 2019 and 2018, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Real estate:
Single family	$89,043	$91,835
Multi-family	245,551	231,870
Commercial real estate	6,890	5,802
Church	23,376	25,934
Construction	1,749	1,876
Commercial – other	234	226
Consumer	15	5
Gross loans receivable before deferred loan costs and premiums	366,858	357,548
Unamortized net deferred loan costs and premiums	1,086	937
Gross loans receivable	367,944	358,485
Allowance for loan losses	(2,929)	(2,929)
Loans receivable, net	$365,015	$355,556

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(22)	110	10	(286)	(1)	(1)	-	(190)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$347	$1,990	$62	$507	$18	$5	$-	$2,929

	Three Months Ended March 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(6)	208	(6)	(190)	(6)	-	-	-
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$588	$2,508	$65	$1,005	$11	$6	$-	$4,183

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	March 31, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$38	$-	$-	$145	$-	$3	$-	$186
Collectively evaluated for impairment	309	1,990	62	362	18	2	-	2,743
Total ending allowance balance	$347	$1,990	$62	$507	$18	$5	$-	$2,929
Loans:
Loans individually evaluated for impairment	$606	$321	$-	$4,181	$-	$63	$-	$5,171
Loans collectively evaluated for impairment	88,762	246,683	6,894	18,503	1,745	171	15	362,773
Total ending loans balance	$89,368	$247,004	$6,894	$22,684	$1,745	$234	$15	$367,944

	December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$-	$-	$170	$-	$4	$-	$227
Collectively evaluated for impairment	316	1,880	52	433	19	2	-	2,702
Total ending allowance balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Loans:
Loans individually evaluated for impairment	$610	$323	$-	$5,383	$-	$64	$-	$6,380
Loans collectively evaluated for impairment	91,567	232,986	5,800	19,713	1,872	162	5	352,105
Total ending loans balance	$92,177	$233,309	$5,800	$25,096	$1,872	$226	$5	$358,485

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$321	$321	$-	$323	$323	$-
Church	3,492	2,165	-	4,666	2,803	-
With an allowance recorded:
Single family	605	606	38	610	610	53
Church	2,017	2,016	145	2,580	2,580	170
Commercial - other	63	63	3	64	64	4
Total	$6,498	$5,171	$186	$8,243	$6,380	$227

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$608	$8	$625	$8
Multi-family	322	6	332	6
Church	5,001	430	7,981	174
Commercial – other	64	1	65	1
Total	$5,995	$445	$9,003	$189

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $40 thousand and $86 thousand for the three months ended March 31, 2019 and 2018, respectively, and were not included in the consolidated results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$34	$34	$89,334	$89,368
Multi-family	-	-	-	-	247,004	247,004
Commercial real estate	-	-	-	-	6,894	6,894
Church	259	283	-	542	22,142	22,684
Construction	-	-	-	-	1,745	1,745
Commercial - other	-	-	-	-	234	234
Consumer	-	-	-	-	15	15
Total	$259	$283	$34	$576	$367,368	$367,944

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$35	$-	$-	$35	$92,142	$92,177
Multi-family	-	-	-	-	233,309	233,309
Commercial real estate	-	-	-	-	5,800	5,800
Church	-	-	-	-	25,096	25,096
Construction	-	-	-	-	1,872	1,872
Commercial - other	-	-	-	-	226	226
Consumer	-	-	-	-	5	5
Total	$35	$-	$-	$35	$358,450	$358,485

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Loans receivable held for investment:
Single-family residence	$34	$-
Church	748	911
Total non-accrual loans	$782	$911

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2019 or December 31, 2018.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At March 31, 2019, loans classified as troubled debt restructurings (“TDRs”) totaled $5.2 million, of which $748 thousand were included in non-accrual loans and $4.4 million were on accrual status.  At December 31, 2018, loans classified as TDRs totaled $6.4 million, of which $591 thousand were included in non-accrual loans and $5.8 million were on accrual status.  The Company has allocated $186 thousand and $227 thousand of specific reserves for TDRs as of March 31, 2019 and December 31, 2018, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2019 and December 31, 2018, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2019 and 2018.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	March 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$89,324	$-	$-	$44	$-	$-
Multi-family	245,808	-	536	660	-	-
Commercial real estate	6,894	-	-	-	-	-
Church	17,670	667	259	4,088	-	-
Construction	1,745	-	-	-	-	-
Commercial - other	171	-	-	63	-	-
Consumer	15	-	-	-	-	-
Total	$361,627	$667	$795	$4,855	$-	$-

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$92,132	$-	$35	$10	$-	$-
Multi-family	232,642	-	-	667	-	-
Commercial real estate	5,800	-	-	-	-	-
Church	19,678	672	-	4,746	-	-
Construction	1,872	-	-	-	-	-
Commercial - other	162	-	-	64	-	-
Consumer	5	-	-	-	-	-
Total	$352,291	$672	$35	$5,487	$-	$-

NOTE (6) – Leases

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. The ROU asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition.

Our ROU asset represents our right to use an underlying asset during the lease term. Operating liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard.

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $1.1 million and an operating lease liability of $1.1 million as of March 31, 2019. The Bank has no finance leases.

The Bank recorded operating lease expense costs of $123 thousand and $121 thousand for the quarters ended March 31, 2019 and March 31, 2018, respectively.

Additional information regarding our operating leases is summarized below as of or for the three months ended March 31, 2019 (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$ 134

ROU assets obtained in exchange for lease liabilities	$1,120

Weighted average remaining lease term in months	25

Weighted average discount rate	2.75%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The future minimum payments for operating leases with remaining terms of one year or more as of March 31, 2019 were as follows (in thousands):

Nine months ended December 31, 2019	$ 408
Year ended December 31, 2020	555
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	1,158
Amounts Representing Interest	(34)
Present Value of Net Future Minimum Lease Payments	$1,124

NOTE (7) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 5.17% at March 31, 2019.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company will be required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

NOTE (8) – Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,223	$-	$9,223
Securities available-for-sale – federal agency debt	1,988	3,306	-	5,294
At December 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,508	$-	$9,508
Securities available-for-sale – federal agency debt	1,979	3,235	-	5,214

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2019 and 2018.

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

	March 31, 2019	December 31, 2018
	(In thousands)
Impaired loans carried at fair value of collateral	$439	$591
Real estate owned	820	833

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

March 31, 2019:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	-2.57%

Real estate owned	Third Party Appraisals	Adjustment for differences between the comparable sales	-11%	-10.85%

December 31, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	-2.83%

Real estate owned	Third Party Appraisals	Adjustment for differences between the comparable sales	-11%	-10.85%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$5,154	$-	$5,154	$-	$5,154
Loans receivable held for investment	365,015	-	-	360,882	360,882

Financial Liabilities:
Time Deposits	$180,543	$-	$180,077	$-	$180,077
Federal Home Loan Bank advances	75,000	-	75,403	-	75,403
Junior subordinated debentures	5,100	-	-	4,459	4,459

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$6,231	$-	$6,270	$-	$6,270
Loans receivable held for investment	355,556	-	-	354,792	354,792

Financial Liabilities:
Time Deposits	$172,564	$-	$171,725	$-	$171,725
Federal Home Loan Bank advances	70,000	-	69,933	-	69,933
Junior subordinated debentures	5,100	-	-	4,481	4,481

In accordance with the adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of March 31, 2019 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (9) – Stock-based Compensation

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

On July 25, 2018, the stockholders approved the 2018 Long-Term Incentive Plan (“2018 LTIP”).  As with the 2008 LTIP, the 2018 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018.

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer (“CEO”) under the 2008 LTIP.  A restricted stock award is valued at the closing price of the Company’s stock on the date of such award.  Subject to certain performance restrictions, 100,000 shares of restricted stock shall vest over a two-year period and the remaining 20,483 shares shall vest over a three-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $3 thousand and $26 thousand of stock-based compensation expense related to this award during the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, this restricted stock award was fully vested, and all compensation costs related to this vested restricted stock award was fully recognized.

In February 2019, the Company awarded 428,796 shares of restricted stock to its employees under the 2018 LTIP.  A restricted stock award is valued at the average of the high and the low price of the Company’s stock on the date of the award.  These shares of restricted stock shall vest over a two-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $22 thousand of stock-based compensation expense related to this award during the three months ended March 31, 2019.  As of March 31, 2019, the unrecognized compensation cost related to nonvested restricted-stock award under the plan was $505 thousand.  The cost is expected to be recognized over a period of 1.92 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In January 2019, the Company awarded 42,168 shares of common stock to its directors under the 2018 LTIP which are fully vested.  The Company recorded $52 thousand of compensation expense for the quarter ended March 31, 2019 based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  Additionally, in January 2018, the Company awarded 18,906 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested.  The Company recorded $45 thousand of compensation expense for the quarter ended March 31, 2018 based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2018 and April 2017, the Company also awarded 97,195 and 129,270 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period and is classified as a liability in the consolidated statements of financial condition.  The Company recorded $92 thousand and $32 thousand of compensation expense related to these awards during the quarters ended March 31, 2019 and 2018, respectively.

No stock options were granted during the three months ended March 31, 2019 and 2018.

The following table summarizes stock option activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(82,500)	4.89	-	-
Outstanding at end of period	455,000	$1.67	537,500	$2.19
Exercisable at end of period	185,000	$1.74	267,500	$2.71

The Company recorded $9 thousand of stock-based compensation expense related to stock options during the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, the unrecognized compensation cost related to nonvested stock options granted under the plan was $74 thousand.  The cost is expected to be recognized over a period of 1.90 years.

Options outstanding and exercisable at March 31, 2019 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2010	5,000	0.81 years	$6.00		5,000	$6.00
February 24, 2016	450,000	6.90 years	$1.62		180,000	$1.62
	455,000	6.83 years	$1.67	$-	185,000	$1.74	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $14 thousand and $25 thousand for the three months ended March 31, 2019 and 2018, respectively.

Shares held by the ESOP were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

Allocated to participants	1,047,389	1,036,809
Committed to be released	21,160	10,580
Suspense shares	624,873	646,033
Total ESOP shares	1,693,422	1,693,422
Fair value of unearned shares	$890	$678

During the first quarter ended March 31, 2019, 21,160 of ESOP shares were committed to be allocated to participants.  During 2018 and 2017, 43,009 and 40,126 of ESOP shares were released for allocation to participants, respectively.  Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $1.0 million at both March 31, 2019 and December 31, 2018

NOTE (11) – Regulatory Matters

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At March 31, 2019 and December 31, 2018, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019:
Tier 1 (Leverage)	$ 49,918	11.99%	$ 16,649	4.00%	$ 20,811	5.00%
Common Equity Tier 1	$ 49,918	19.40%	$ 18,730	4.50%	$ 16,724	6.50%
Tier 1	$ 49,918	19.40%	$ 24,973	6.00%	$ 20,584	8.00%
Total Capital	$ 52,868	20.55%	$ 33,298	8.00%	$ 25,730	10.00%
December 31, 2018:
Tier 1 (Leverage)	$ 49,433	12.03%	$ 16,439	4.00%	$ 20,549	5.00%
Common Equity Tier 1	$ 49,433	19.32%	$ 18,494	4.50%	$ 16,634	6.50%
Tier 1	$ 49,433	19.32%	$ 24,659	6.00%	$ 20,472	8.00%
Total Capital	$ 52,417	20.48%	$ 32,879	8.00%	$ 25,590	10.00%

NOTE (12) – Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of March 31, 2019, no valuation allowance was required on its deferred tax assets, which totaled $4.9 million.  As of December 31, 2018, the Company recorded no valuation allowance on its deferred tax assets of $5.0 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 11% of its deposits as of March 31, 2019.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to our critical accounting policies.

Overview

Total assets increased by $11.8 million to $421.2 million at March 31, 2019 from $409.4 million at December 31, 2018.  The increase in total assets primarily consisted of an increase of $9.4 million in net loans receivable held for investment, an increase of $2.6 million in cash and cash equivalents, and an increase of $1.1 million in net office properties and equipment.  These were partially offset by a decrease of $1.1 million in loans receivable held for sale and a decrease of $205 thousand in securities available-for-sale.

Total liabilities increased by $11.2 million to $372.2 million at March 31, 2019 from $361.0 million at December 31, 2018. The increase in total liabilities primarily consisted of an increase in deposits of $5.2 million, an increase in FHLB advances of $5.0 million and an increase in accrued expenses and other liabilities of $1.5 million. These were partially offset by a decrease of $492 thousand in advance payments by borrowers for taxes and insurance.

Total borrowings at March 31, 2019 and December 31, 2018 consisted of advances to the Bank from the FHLB of $75.0 million and $70 million, respectively, and $5.1 million of subordinated floating rate debentures issued by the Company.

We recorded net income of $277 thousand for the first quarter of 2019, compared to net loss of $84 thousand for the first quarter of 2018.  The increase in net income during the first quarter of 2019 compared to the first quarter of 2018 primarily resulted from an increase of $229 thousand in net interest income after loan loss provision recapture and an increase of $245 thousand in non-interest income.

Results of Operations

Net Interest Income

For the first quarter of 2019, net interest income was $2.8 million, which was substantially the same as the net interest income for the first quarter of 2018.  Average interest-earning assets increased by $11.0 million compared to the first quarter of the prior year, but this increase was offset a decrease of 4 basis points in the net interest margin.

Interest and fees on loans receivable increased by $606 thousand to $4.1 million for the first quarter of 2019, from $3.5 million for the first quarter of 2018.  Higher interest income on loans receivable for the first quarter of 2019 resulted from an increase of $19.1 million in the average balance of loans receivable, which increased interest income by $195 thousand.  Additionally, the average yield on loans receivable during the first quarter of 2019 increased by 45 basis points compared to the first quarter of 2018, which increased interest income by $411 thousand, of which $351 thousand related to interest recoveries on payoffs of non-accrual loans during the first quarter of 2019.

Interest on mortgage-backed and other securities decreased by $11 thousand to $98 thousand for the first quarter of 2019, from $109 thousand for the first quarter of 2018, due to a decrease of $2.6 million in the average balance of securities offset by an increase of 15 basis points in the average yield on securities.

Other interest income increased by $20 thousand to $160 thousand for the first quarter of 2019, from $140 thousand for the first quarter of 2018.  The increase of $20 thousand in other interest income was due to an increase in interest earned on interest-bearing deposits in other banks, primarily reflecting an increase of 99 basis points in the average rate earned, offset by a lower average balance of $5.5 million for the first quarter of 2019 compared to the first quarter of 2018.   There was no change in dividends earned on FHLB stock during the first quarter of 2019 compared to the first quarter of 2018.

Interest expense on deposits increased by $396 thousand to $1.0 million for the first quarter of 2019, from $631 thousand for the first quarter of 2018.  The higher interest expense on deposits for the first quarter of 2019 primarily resulted from an increase of 55 basis points in the average cost of deposits, which increased interest expense by $381 thousand. The increase in the average cost of deposits primarily resulted from higher rates paid on certificates of deposit due to rising short term interest rates and competitive pricing pressures.

Interest expense on borrowings increased by $180 thousand to $533 thousand for the first quarter of 2019, from $353 thousand for the first quarter of 2018.  The higher interest expense on borrowings for the first quarter of 2019 primarily resulted from an increase of 62 basis points in the average cost of FHLB advances, which increased interest expense by $112 thousand, and an increase of $10.7 million in the average balance of FHLB advances, which increased interest expense by $54 thousand.  Additionally, the interest rate on the Company’s junior subordinated floating rate debentures increased by 110 basis points during the first quarter of 2019 compared to the first quarter of 2018, which resulted in additional interest expense of $14 thousand.

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

	For the three months ended
	March 31, 2019			March 31, 2018

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short term investments	$17,030	$110	2.58%	$22,550	$90	1.60%
Securities	14,593	98	2.69%	17,170	109	2.54%
Loans receivable (1)	374,832	4,115	4.39%	355,715	3,509	3.95%
FHLB stock	2,916	50	6.86%	2,916	50	6.86%
Total interest-earning assets	409,371	$4,373	4.27%	398,351	$3,758	3.77%
Non-interest-earning assets	10,665			10,212
Total assets	$420,036			$408,563

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$29,055	$64	0.88%	$49,382	$99	0.80%
Passbook deposits	45,432	65	0.57%	39,128	31	0.32%
NOW and other demand deposits	33,506	3	0.04%	35,706	7	0.08%
Certificate accounts	177,836	895	2.01%	161,731	494	1.22%
Total deposits	285,829	1,027	1.44%	285,947	631	0.88%
FHLB advances	75,711	465	2.46%	65,000	299	1.84%
Junior subordinated debentures	5,100	68	5.33%	5,100	54	4.24%
Total interest-bearing liabilities	366,640	$1,560	1.70%	356,047	$984	1.11%
Non-interest-bearing liabilities	4,825			4,808
Stockholders’ Equity	48,571			47,708
Total liabilities and stockholders’ equity	$420,036			$408,563

Net interest rate spread (2)		$2,813	2.57%		$2,774	2.66%
Net interest rate margin (3)			2.75%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			111.65%			111.88%

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

Loan loss provision recapture

During the first quarter of 2019, the Bank recorded a loan loss provision recapture of $190 thousand. No recapture was recorded during the first quarter of 2018.  The loan loss provision recapture for the first quarter of 2019 primarily resulted from cash recoveries upon the full payoff of two partially charged off church loans.  The ALLL requirements for new loan originations were provided by loan payoffs and improvement in historical loss factors.  At March 31, 2019, the ALLL was $2.9 million, or 0.80% of our gross loans receivable held for investment, compared to $2.9 million, or 0.82% of our gross loans receivable held for investment at December 31, 2018.  At March 31, 2019, the ALLL as a percentage of non-performing loans increased to 374.55% from 321.51% at the end of 2018 as the Bank decreased total non-performing loans by $129 thousand during the first quarter.

Non-interest Income

Non-interest income for the first quarter of 2019 totaled $376 thousand, compared to $131 thousand for the first quarter of 2018.  The increase in non-interest income of $245 thousand was primarily due to a grant of $233 thousand received from the U.S. Department of the Treasury’s Community Development Financial Institution Fund in the first quarter of 2019.

Non-interest Expense

Total non-interest expense was $3.1 million for the first quarter of 2019, compared to $3.0 million for the first quarter of 2018.  Overall, non-interest expense increased by $28 thousand, primarily reflecting an increase of $151 thousand in professional services expense, primarily resulting from an increase of $86 thousand in loan review expense, partially offset by a decrease of $31 thousand in REO expense, a decrease of $24 thousand in other expense, a decrease of $23 thousand in compensation and benefits, a decrease of $14 thousand in office services and supplies, a decrease of $11 thousand in marketing expense, a decrease of $8 thousand in occupancy expense, and a decrease of $7 thousand in corporation insurance expense.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax expense of $42 thousand for the first quarter of 2019 as compared to income tax benefit of $43 thousand for the first quarter of 2018.  The Company’s effective income tax rate was 13.20% for the first quarter of 2019, due to the availability of low-income housing tax credits.  The Company had no valuation allowance on its deferred tax assets, which totaled $4.9 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively.

Financial Condition

Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2019 and December 31, 2018 totaled $5.1 million and $6.2 million, respectively, and consisted of multi-family loans.  During the first quarter of 2019, we transferred $1.1 million of multi-family loan from loans receivable held for sale to loans receivable held for investment.  We received $24 thousand in principal repayments on loans receivable held for sale during the first quarter of 2019, compared to $71 thousand during the first quarter of 2018.  No loans were originated for sale during the first quarter of 2019 or 2018.

Loans Receivable Held for Investment

Loans held for investment, net of the allowance for loan losses, totaled $365.0 million at March 31, 2019, compared to $355.6 million at December 31, 2018.  During the first quarter of 2019, the Bank originated $18.0 million of multi-family loans and $1.1 million of commercial real estate loans for loans held for investment and transferred $1.1 million of multi-family loan from loans held for sale to loans held for investment.  Loan repayments during the first quarter of 2019 totaled $11.7 million, compared to $20.4 million during the first quarter of 2018.

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

Our ALLL was $2.9 million or 0.80% of our gross loans receivable held for investment at March 31, 2019 compared to $2.9 million or 0.82% of our gross loans receivable held for investment at December 31, 2018. The levels of ALLL at March 31, 2019 and December 31, 2018 reflect the result of our quarterly review of the adequacy of the ALLL.  During the first quarter of 2019, the Bank recorded loan loss recoveries of $190 thousand and recaptured $190 thousand of loan loss provisions. The ALLL requirements for new loan originations were provided by loan payoffs and improvement in historical loss factors. We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

As of March 31, 2019, we had total delinquencies of $576 thousand, compared to $358 thousand at December 31, 2018.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2019, NPLs totaled $782 thousand, compared to $911 thousand at December 31, 2018.  The decrease of $129 thousand in NPLs was due to repayments.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2019, we had one single family non-performing loan totaling $34 thousand that was not current its payments.  Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which increased to 374.55% at March 31, 2019 from 321.51% at December 31, 2018.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs since 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 29% of estimated fair value less estimated selling costs as of March 31, 2019.

Impaired loans at March 31, 2019 were $5.2 million, compared to $6.4 million at December 31, 2018.  The decrease of $1.2 million in impaired loans was due to repayments.  Specific reserves for impaired loans were $186 thousand, or 3.59% of the aggregate impaired loan amount at March 31, 2019, compared to $227 thousand, or 3.56% at December 31, 2018.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.76% at March 31, 2019, compared to 0.77% at December 31, 2018.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2019, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment increased by $1.1 million to $3.3 million at March 31, 2019 from $2.2 million at December 31, 2018.  Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019.  After amortization, the ROU asset was $1.1 million at March 31, 2019.

Deposits

Deposits increased by $5.3 million to $286.7 million at March 31, 2019 from $281.4 million at December 31, 2018.  Liquid deposits (NOW, demand, money market and passbook accounts) decreased by $2.7 million during the first quarter of 2019 and represented 37% and 39% of total deposits at March 31, 2019 and December 31, 2018, respectively.

Certificates of deposit (“CDs”) increased by $8.0 million during the first quarter of 2019 and represented 55% and 54% of total deposits at March 31, 2019 and December 31, 2018, respectively.  The increase in CDs was primarily due to a $1.5 million net increase in retail CDs and a $6.5 million in CDARS deposits.  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At March 31, 2019, we had approximately $43.0 million in CDARS Reciprocal and $29.7 million in CDARS One-Way Buy, compared to 32.6 million in CDARS Reciprocal and $33.7 million in CDARS One-Way Buy at December 31, 2018.

One customer relationship accounted for approximately 11% of our deposits at March 31, 2019 and December 31, 2018.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at March 31, 2019 and December 31, 2018, consisted of advances to the Bank from the FHLB of $75.0 million and $70.0 million, respectively, and subordinated floating rate debentures of $5.1 million and $5.1 million, respectively.

The weighted average interest rate on the FHLB Advances decreased to 2.40% at March 31, 2019 from 2.51% at December 31, 2018. The weighted average interest rate on the subordinated floating rate debentures decreased to 5.17% at March 31, 2019 from 5.34% at December 31, 2018, primarily due to decreases in LIBOR.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased by $1.5 million to $4.9 million as of March 31, 2019 from $3.4 million as of December 31, 2018.  The increase was primarily due to the implementation of ASU 2016-02 “Leases (Topic 842)”.  Upon adoption, the Bank recorded an operating lease liability of $1.2 million as of January 1, 2019.  After amortization, the operating lease liability was $1.1 million at March 31, 2019.

Stockholders’ Equity

Stockholders’ equity was $49.0 million, or 11.62% of the Company’s total assets, at March 31, 2019, compared to $48.4 million, or 11.83% of the Company’s total assets, at December 31, 2018.  The Company’s book value was $1.76 and $1.77 per share as of March 31, 2019 and December 31, 2018, respectively. During the first quarter of 2019, the Company issued 428,796 shares of restricted common stock to certain executive officers and employees.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $53.1 million at March 31, 2019.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at March 31, 2019 consisted of $3.1 million in cash and due from banks, $16.1 million in interest-bearing deposits in other banks, and $14.5 million in securities available-for-sale that were not pledged, compared to $4.1 million in cash and due from banks, $12.5 million in interest-bearing deposits in other banks, and $14.7 million in securities available-for-sale that were not pledged at December 31, 2018.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank in 2019 and 2018.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $229 thousand during the three months ended March 31, 2019, compared to consolidated net cash outflows from operating activities of $752 thousand during the three months ended March 31, 2018.  Net cash inflows from operating activities during the three months ended March 31, 2019 were primarily attributable to an increase in accrued expenses and other liabilities.

The Company recorded consolidated net cash outflows from investing activities of $7.9 million during the three months ended March 31, 2019, compared to consolidated net cash inflows of $5.8 million during the three months ended March 31, 2018. Net cash outflows from investing activities during the three months ended March 31, 2018 were primarily attributable to originations of loans held for investment.

The Company recorded consolidated net cash inflows from financing activities of $10.2 million during the three months ended March 31, 2019, compared to consolidated net cash outflows from financing activities of $11.1 million during the three months ended March 31 2018.  Net cash inflows from financing activities during the three months ended March 31, 2019 were primarily attributable to a net increase in deposits of $5.2 million and FHLB advances (net of repayments) of $5.0 million.

Capital Resources and Regulatory Capital

Our principal subsidiary, Broadway Federal Bank, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2019.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.  There were no significant changes during the quarter ended March 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2019	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer