Form 10-Q
period 2019-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2019-08-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 2, 2019, 19,111,422 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$2.587	$4,124
Interest-bearing deposits in other banks	17,559	12,527
Cash and cash equivalents	20,146	16,651
Securities available-for-sale, at fair value	14,110	14,722
Loans receivable held for sale, at lower of cost or fair value	26,085	6,231
Loans receivable held for investment, net of allowance of $2,771 and $2,929	353,342	355,556
Accrued interest receivable	1,254	1,143
Federal Home Loan Bank (FHLB) stock, at cost	2,916	2,916
Office properties and equipment, net	3,140	2,242
Bank owned life insurance	3,073	3,047
Deferred tax assets, net	4,972	5,045
Investment in affordable housing limited partnership	244	342
Real estate owned (REO)	-	833
Other assets	562	669
Total assets	$429,844	$409,397

Liabilities and stockholders’ equity

Liabilities:
Deposits	$295,798	$281,414
FHLB advances	75,000	70,000
Junior subordinated debentures	4,845	5,100
Advance payments by borrowers for taxes and insurance	1,084	1,055
Accrued expenses and other liabilities	4,101	3,392
Total liabilities	380,828	360,961

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2019 and December 31, 2018; issued 21,732,500 shares at June 30, 2019 and 21,280,228 shares at December 31, 2018; outstanding 19,114,674 shares at June 30, 2019 and 18,662,402 shares at December 31, 2018	218	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2019 and December 31, 2018; issued and outstanding 8,756,396 shares at June 30, 2019 and December 31, 2018	87	87
Additional paid-in capital	46,292	46,141
Retained earnings	8,773	8,631
Unearned Employee Stock Ownership Plan (ESOP) shares	(994)	(1,027)
Accumulated other comprehensive loss, net of tax	(34)	(283)
Treasury stock-at cost, 2,617,826 shares at June 30, 2019 and at December 31, 2018	(5,326)	(5,326)
Total stockholders’ equity	49,016	48,436
Total liabilities and stockholders’ equity	$429,844	$409,397

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,841	$3,415	$7,956	$6,924
Interest on mortgage-backed and other securities	95	104	193	213
Other interest income	149	115	309	255
Total interest income	4,085	3,634	8,458	7,392

Interest expense:
Interest on deposits	1,097	685	2,124	1,316
Interest on borrowings	526	377	1,059	730
Total interest expense	1,623	1,062	3,183	2,046

Net interest income	2,462	2,572	5,275	5,346
Loan loss provision recapture	158	-	348	-
Net interest income after loan loss provision recapture	2,620	2,572	5,623	5,346

Non-interest income:
Service charges	115	111	237	226
Gain on sale of loans	-	11	-	11
CDFI Grant	-	-	233	-
Other	24	48	45	64
Total non-interest income	139	170	515	301

Non-interest expense:
Compensation and benefits	1,875	1,751	3,757	3,656
Occupancy expense	312	317	620	633
Information services	218	206	426	420
Professional services	235	183	574	371
Office services and supplies	67	66	135	148
REO expense	(6)	24	25	86
Marketing expense	33	87	72	137
Corporate insurance	34	36	69	78
Amortization of investment in affordable housing limited partnership	49	49	98	97
Other	205	204	306	329
Total non-interest expense	3,022	2,923	6,082	5,955

(Loss) income before income taxes	(263)	(181)	56	(308)
Income tax benefit	(128)	(54)	(86)	(97)
Net (loss) income	$(135)	$(127)	$142	$(211)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$157	$(76)	$353	$(360)
Income tax expense (benefit)	46	(23)	104	(107)
Other comprehensive income (loss), net of tax	111	(53)	249	(253)

Comprehensive (loss) income	$(24)	$(180)	$391	$(464)

(Loss) earnings per common share-basic	$(0.01)	$(0.00)	$0.01	$(0.01)
(Loss) earnings per common share-diluted	$(0.01)	$(0.00)	$0.01	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$142	$(211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loan loss provision recapture	(348)	-
Provision for losses on REOs	13	45
Depreciation	115	121
Net amortization of deferred loan origination costs	95	276
Net amortization of premiums on mortgage-backed securities	13	20
Amortization of investment in affordable housing limited partnership	98	97
Director compensation expense-common stock	52	45
Stock-based compensation expense	109	49
ESOP compensation expense	28	48
Earnings on bank owned life insurance	(26)	(26)
Originations of loans receivable held for sale	(10,280)	-
Proceeds from sales of loans receivable held for sale	-	4,349
Repayments on loans receivable held for sale	46	82
Gain on sale of loans receivable held for sale	-	(11)
Change in assets and liabilities:
Net change in deferred taxes	(31)	15
Net change in accrued interest receivable	(111)	(43)
Net change in other assets	107	113
Net change in advance payments by borrowers for taxes and insurance	29	(160)
Net change in accrued expenses and other liabilities	(281)	(30)
Net cash (used in) provided by operating activities	(10,230)	4,779

Cash flows from investing activities:

Net change in loans receivable held for investment	(7,153)	(13,362)
Principal payments on available-for-sale securities	952	1,137
Proceeds from sales of REO	820	-
Purchase of office properties and equipment	(23)	(43)
Net cash used in investing activities	(5,404)	(12,268)

Cash flows from financing activities:

Net change in deposits	14,384	(20,024)
Proceeds from FHLB advances	10,000	36,500
Repayments of FHLB advances	(5,000)	(17,500)
Payment for tax withholding for vesting of restricted stock	-	(108)
Repayments of junior subordinated debentures	(255)	-
Net cash provided by (used in) financing activities	19,129	(1,132)

Net change in cash and cash equivalents	3,495	(8,621)
Cash and cash equivalents at beginning of the period	16,651	22,219
Cash and cash equivalents at end of the period	$20,146	$13,598

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,971	$2,048
Cash paid for income taxes	13	-

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$1,064	$16,871
Transfers of loans receivable held for investment to loans receivable held for sale	10,684	-
Common stock exchanged for payment of tax withholding	-	108
Initial Recognition of Operating Lease Right-to-Use Assets	1,120	-
Initial Recognition of Operating Lease Liabilities	1,120	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three-Month Period Ended June 30, 2018 and 2019
	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at April 1, 2018	$213	$87	$46,098	$(281)	$7,732	$(1,078)	$(5,326)	$47,445
Net income for the three months ended June 30, 2018	-	-	-	-	(127)	-	-	(127)
Release of unearned ESOP shares	-	-	5	-	-	18	-	23
Restricted stock Compensation expense	-	-	4	-	-	-	-	4
Stock awarded to directors	-	-	-	-	-	-	-	-
Stock option compensation expense	-	-	9	-	-	-	-	9
Other comprehensive income, net of tax	-	-	-	(53)	-	-	-	(53)
Balance at June 30, 2018	$213	$87	$46,116	$(334)	$7,605	$(1,060)	$(5,326)	$47,301

Balance at April 1, 2019	$218	$87	$46,219	$(145)	$8,908	$(1,010)	$(5,326)	$48,951
Net income for the three months ended June 30, 2019	-	-	-	-	(135)	-	-	(135)
Release of unearned ESOP shares	-	-	(2)	-	-	16	-	14
Restricted stock Compensation expense	-	-	65	-	-	-	-	65
Stock awarded to directors	-	-	-	-	-	-	-	-
Stock option compensation expense	-	-	10	-	-	-	-	10
Other comprehensive income, net of tax	-	-	-	111	-	-	-	111
Balance at June 30, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016

	Six-Month Period Ended June 30, 2018 and 2019
	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2018	$213	$87	$46,117	$(81)	$7,816	$(1,095)	$(5,326)	$47,731
Net income for the six months ended June 30, 2018	-	-	-	-	(211)	-	-	(211)
Release of unearned ESOP shares	-	-	13	-	-	35	-	48
Restricted stock Compensation expense	-	-	30	-	-	-	-	30
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	19	-	-	-	-	19
Cancellation of shares issued to CEO	-	-	(108)	-	-	-	-	(108)
Other comprehensive loss, net of tax	-	-	-	(253)	-	-	-	(253)
Balance at June 30, 2018	$213	$87	$46,116	$(334)	$7,605	$(1,060)	$(5,326)	$47,301

Balance at January 1, 2019	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net income for the six months ended June 30, 2019	-	-	-	-	142	-	-	142
Release of unearned ESOP shares	-	-	(5)	-	-	33	-	28
Restricted stock Compensation expense	5	-	85	-	-	-	-	90
Stock awarded to directors	-	-	52	-	-	-	-	52
Stock option compensation expense	-	-	19	-	-	-	-	19
Cancellation of shares issued to CEO	-	-	-	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	249	-	-	-	249
Balance at June 30, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  ASU 2016-02 became effective as of January 1, 2019 and provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at either the earliest period presented or the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption, which was January 1, 2019 and we have elected not to restate comparative periods. Of the practical expedients available under ASU 2016-02, all have been adopted.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  This ASU is effective January 1, 2020 and clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The amendments to Topic 326 have the same effective dates as ASU 2016-13. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. The effective date for this ASU is the same as for ASU 2016-13. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

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

The following table shows how the Company computed basic and diluted (loss) earnings per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share)

Net (loss) income	$(135)	$(127)	$142	$(211)
Less net (loss) income attributable to participating securities	(2)	-	2	-
(Loss) income available to common stockholders	$(133)	$(127)	$140	$(211)

Weighted average common shares outstanding for basic earnings (loss) per common share	26,858,018	26,740,082	26,711,043	26,752,550
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Add: dilutive effects of unvested restricted stock awards	-	-	396,331	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	26,858,018	26,740,082	27,107,374	26,752,550

(Loss) Earnings per common share - basic	$(0.01)	$(0.00)	$0.01	$(0.01)
(Loss) Earnings per common share - diluted	$(0.01)	$(0.00)	$0.01	$(0.01)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Unvested restricted stock awards of 388,215 shares of common stock and stock options for 455,000 shares of common stock for the three months ended June 30, 2019 and unvested restricted stock awards of 10,399 shares of common stock and stock options for 537,500 shares of common stock for the three and six months ended June 30, 2018 were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2019:
Federal agency mortgage-backed securities	$8,752	$129	$(6)	$8,875
Federal agency debt	5,175	61	(1)	5,235
Total available-for-sale securities	$13,927	$190	$(7)	$14,110
December 31, 2018:
Federal agency mortgage-backed securities	$9,575	$88	$(155)	$9,508
Federal agency debt	5,317	-	(103)	5,214
Total available-for-sale securities	$14,892	$88	$(258)	$14,722

At June 30, 2019, the Bank had 3 federal agency debt securities with total amortized cost of $5.2 million, estimated total fair value of $5.2 million and an estimated average remaining life of 3.6 years.  The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $8.8 million, estimated total fair value of $8.9 million and an estimated average remaining life of 4.1 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2019:
Federal agency mortgage-backed securities	$-	$-	$4,054	$(6)	$4,054	$(6)
Federal agency debt	1,995	(1)	—	—	1,995	(1)
Total temporarily impaired	$1,995	$(1)	$4,054	$(6)	$6,049	$(7)
December 31, 2018:
Federal agency mortgage-backed securities	$2,649	$(25)	$4,213	$(130)	$6,862	$(155)
Federal agency debt	1,979	(10)	3,235	(93)	5,214	(103)
Total temporarily impaired	$4,628	$(35)	$7,448	$(223)	$12,076	$(258)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

At June 30, 2019 and December 31, 2018, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand and are fully insured by FDIC.  At June 30, 2019 and December 31, 2018, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2019 and 2018.

The Bank held 5 securities with unrealized losses at June 30, 2019 compared to 10 securities with unrealized losses at December 31, 2018. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at June 30, 2019 were primarily caused by movements in market interest rates subsequent to the purchase of such securities. We do not consider these unrealized losses to be other than temporary impairment.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2019 and December 31, 2018 totaled $26.1 million and $6.2 million, respectively, and consisted of multi-family loans.  The Bank transferred $1.1 million and $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the first half of 2019 and 2018, respectively.  During the first six months of 2019, $10.7 million in loans receivable held for investment were transferred to loans receivable held for sale.  There were no loan sales during the six months ended June 30, 2019.  Sales of multi-family loans during the six months ended June 30, 2018 totaled $4.3 million.  Loan repayments totaled $46 thousand and $82 thousand during the six months ended June 30, 2019 and 2018, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Single family	$85,107	$91,835
Multi-family	238,718	231,870
Commercial real estate	6,429	5,802
Church	22,553	25,934
Construction	2,246	1,876
Commercial – other	264	226
Consumer	12	5
Gross loans receivable before deferred loan costs and premiums	355,329	357,548
Unamortized net deferred loan costs and premiums	784	937
Gross loans receivable	356,113	358,485
Allowance for loan losses	(2,771)	(2,929)
Loans receivable, net	$353,342	$355,556

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$347	$1,990	$62	$507	$18	$5	$-	$2,929
Provision for (recapture of) loan losses	(19)	(58)	(4)	(106)	26	-	3	(158)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771

	Three Months Ended June 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$588	$2,508	$65	$1,005	$11	$6	$-	$4,183
Provision for (recapture of) loan losses	(71)	148	(4)	(80)	7	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183

	Six Months Ended June 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(41)	52	6	(392)	25	(1)	3	(348)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771

	Six Months Ended June 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(77)	356	(10)	(270)	1	-	-	-
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	June 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$37	$-	$-	$96	$-	$3	$-	$136
Collectively evaluated for impairment	291	1,932	58	305	44	2	3	2,635
Total ending allowance balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771
Loans:
Loans individually evaluated for impairment	$636	$318	$-	$4,703	$-	$63	$-	$5,720
Loans collectively evaluated for impairment	84,755	239,582	6,436	17,165	2,242	201	12	350,393
Total ending loans balance	$85,391	$239,900	$6,436	$21,868	$2,242	$264	$12	$356,113

	December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$-	$-	$170	$-	$4	$-	$227
Collectively evaluated for impairment	316	1,880	52	433	19	2	-	2,702
Total ending allowance balance	$369	$1,880	$52	$603	$19	$6	$-	$2.929
Loans:
Loans individually evaluated for impairment	$610	$323	$-	$5,383	$-	$64	$-	$6,380
Loans collectively evaluated for impairment	91,567	232,986	5,800	19,713	1,872	162	5	352,105
Total ending loans balance	$92,177	$233,309	$5,800	$25,096	$1,872	$226	$5	$358,485

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$34	$34	$-	$-	$-	$-
Multi-family	$318	$318	$-	$323	$323	$-
Church	$4,079	$2,723	$-	$4,666	$2,803	$-
With an allowance recorded:
Single family	602	602	37	610	610	53
Church	1,980	1,980	96	2,580	2,580	170
Commercial - other	63	63	3	64	64	4
Total	$7,076	$5,720	$136	$8,243	$6,380	$227

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$638	$5	$620	$7
Multi-family	320	5	331	6
Church	4,741	402	7,692	112
Commercial – other	63	-	65	1
Total	$5,762	$412	$8,708	$126

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$640	$15	$622	$15
Multi-family	321	11	331	12
Church	5,383	517	7,849	286
Commercial – other	64	2	65	2
Total	$6,408	$545	$8,867	$315

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $40 thousand and $67 thousand for the three months ended June 30, 2019 and 2018, respectively, and $80 thousand and $77 thousand for the six months ended June 30, 2019 and 2018, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$36	$-	$34	$70	$85,321	$85,391
Multi-family	-	-	-	-	239,900	239,900
Commercial real estate	-	-	-	-	6,436	6,436
Church	-	-	-	-	21,868	21,868
Construction	-	-	-	-	2,242	2,242
Commercial - other	-	-	-	-	264	264
Consumer	-	-	-	-	12	12
Total	$36	$-	$34	$70	$356,043	$356,113

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$35	$-	$-	$35	$92,142	$92,177
Multi-family	-	-	-	-	233,309	233,309
Commercial real estate	-	-	-	-	5,800	5,800
Church	-	-	-	-	25,096	25,096
Construction	-	-	-	-	1,872	1,872
Commercial - other	-	-	-	-	226	226
Consumer	-	-	-	-	5	5
Total	$35	$-	$-	$35	$358,450	$358,485

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Loans receivable held for investment:
Single-family residence	$34	$-
Church	$694	$911
Total non-accrual loans	$728	$911

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2019 or December 31, 2018.  None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

Troubled Debt Restructurings

At June 30, 2019, loans classified as troubled debt restructurings (“TDRs”) totaled $5.1 million, of which $694 thousand were included in non-accrual loans and $4.3 million were on accrual status.  At December 31, 2018, loans classified as TDRs totaled $6.4 million, of which $591 thousand were included in non-accrual loans and $5.8 million were on accrual status.  The Company has allocated $136 thousand and $227 thousand of specific reserves for accruing TDRs as of June 30, 2019 and December 31, 2018, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2019 and December 31, 2018, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or six months ended June 30, 2019 and 2018.

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

	June 30, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$85,348	$-	$-	$43	$-	$-
Multi-family	238,714	-	532	654	-	-
Commercial real estate	6,436	-	-	-	-	-
Church	17,179	418	255	4,016	-	-
Construction	2,242	-	-	-	-	-
Commercial - other	201	-	-	63	-	-
Consumer	12	-	-	-	-	-
Total	$350,132	$418	$787	$4,776	$-	$-

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$92,132	$-	$35	$10	$-	$-
Multi-family	232,642	-	-	667	-	-
Commercial real estate	5,800	-	-	-	-	-
Church	19,678	672	-	4,746	-	-
Construction	1,872	-	-	-	-	-
Commercial - other	162	-	-	64	-	-
Consumer	5	-	-	-	-	-
Total	$352,291	$672	$35	$5,487	$-	$-

NOTE (6) – Leases

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. The ROU asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition.

Our ROU asset represents our right to use an underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard.

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $990 thousand and an operating lease liability of $990 thousand as of June 30, 2019. The Bank has no finance leases.

The Bank recorded operating lease expense costs of $123 thousand and $121 thousand for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $245 thousand and $242 thousand for the first six months of 2019 and the first six months of 2018, respectively.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

	Quarter ended	Six Months ended
	June 30, 2019	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$135	$269

ROU assets obtained in exchange for lease liabilities		$990

Weighted average remaining lease term in months		22

Weighted average discount rate		2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of June 30, 2019 were as follows (in thousands):

Six months ended December 31, 2019	$ 273
Year ended December 31, 2020	555
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	1,023
Amounts Representing Interest	(27)
Present Value of Net Future Minimum Lease Payments	$ 996

NOTE (7) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.95% at June 30, 2019.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company made its first principal payment of $255 thousand in addition to the required interest payment.  Quarterly principal payments of $255 thousand are required until the Debentures are fully repaid on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$8,875	$-	$8,875
Securities available-for-sale – federal agency debt	1,995	3,240	-	5,235
At December 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,508	$-	$9,508
Securities available-for-sale – federal agency debt	1,979	3,235	-	5,214

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
	(In thousands)
Impaired loans carried at fair value of collateral	$396	$591
Real estate owned	-	833

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-	$-	$-
Real estate owned – church	-	45	13	45
Total	$-	$45	$13	$45

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

June 30, 2019:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	2.53%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	0%	0%

December 31, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	-2.83%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-11%	-10.85%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$26,085	$-	$26,085	$-	$26,085
Loans receivable held for investment	355,342	-	-	355,826	355,826

Financial Liabilities:
Time Deposits	$192,856	$-	$192,992	$-	$192,992
Federal Home Loan Bank advances	75,000	-	76,128	-	76,128
Junior subordinated debentures	4,845	-	-	4,215	4,215

		Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$6,231	$-	$6,270	$-	$6,270
Loans receivable held for investment	355,556	-	-	354,792	354,792

Financial Liabilities:
Time Deposits	$172,564	$-	$171,725	$-	$171,725
Federal Home Loan Bank advances	70,000	-	69,933	-	69,933
Junior subordinated debentures	5,100	-	-	4,481	4,481

In accordance with the adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of June 30, 2019 and December 31, 2018 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

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

In February 2019, the Company awarded 428,796 shares of restricted stock to its employees under the 2018 LTIP.  A restricted stock award is valued at the average of the high and the low price of the Company’s stock on the date of the award.  These shares of restricted stock vest over a two-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $64 thousand and $86 thousand of stock-based compensation expense related to this award during the three and six months ended June 30, 2019, respectively.  As of June 30, 2019, the unrecognized compensation cost related to nonvested restricted-stock awards under the plan was $439 thousand.  The cost is expected to be recognized over a period of 1.67 years.

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

In February 2018 and April 2017, the Company also awarded 97,195 and 129,270 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period and is classified as a liability in the consolidated statements of financial condition.  The Company recorded $10 thousand and $64 thousand of compensation expense related to these awards during the quarters ended June 30, 2019 and 2018, respectively.

No stock options were granted during the six months ended June 30, 2019 and 2018.

The following table summarizes stock option activity during the six months ended June 2019 and 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(82,500)	4.89	-	-
Outstanding at end of period	455,000	$1.67	537,500	$2.19
Exercisable at end of period	275,000	$1.70	267,500	$2.71

The Company recorded $10 thousand and $19 thousand of stock-based compensation expense related to stock options during the three and six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, the unrecognized compensation cost related to nonvested stock options granted under the plan was $65 thousand.  The cost is expected to be recognized over a period of 1.65 years.

Options outstanding and exercisable at June 30, 2019 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2010	5,000	0.56 years	$6.00		5,000	$6.00
February 24, 2016	450,000	6.65 years	$1.62		270,000	$1.62
	455,000	6.59 years	$1.67	$-	275,000	$1.70	$-

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $14 thousand and $23 thousand for the three months ended June 30, 2019 and 2018, respectively, and $28 thousand and $48 thousand for the six months ended June 30, 2019 and 2018, respectively.

Shares held by the ESOP were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)

Allocated to participants	1,032,128	1,036,809
Committed to be released	31,740	10,580
Suspense shares	624,873	646,033
Total ESOP shares	1,688,741	1,693,422
Fair value of unearned shares	$887	$678

The outstanding balance of unearned shares was $994 thousand and $1.1 million at June 30, 2019 and December 31, 2018, respectively, which are shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

A capital conservation buffer is also required to be maintained above the regulatory minimum capital requirements.  This capital conservation buffer was phased in on a schedule that began on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.5% on January 1, 2019.

The Basel III Capital rules also revised the previously existing prompt corrective action regulatory framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness.  Under the prompt corrective action requirements, which complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

At June 30, 2019 and December 31, 2018, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2019:
Tier 1 (Leverage)	$ 49,434	11.83%	$ 16,715	4.0%	$ 20,894	5.0%
Common Equity Tier 1	$ 49,434	18.79%	$ 18,805	4.5%	$ 17101	6.5%
Tier 1	$ 49,434	18.79%	$ 25,073	6.0%	$ 21,048	8.0%
Total Capital	$ 52,263	19.86%	$ 33,430	8.0%	$ 26,310	10.0%
December 31, 2018:
Tier 1 (Leverage)	$ 49,433	12.03%	$ 16,439	4.0%	$ 20,549	5.0%
Common Equity Tier 1	$ 49,433	19.32%	$ 18,494	4.5%	$ 16,634	6.5%
Tier 1	$ 49,433	19.32%	$ 24,659	6.0%	$ 20,472	8.0%
Total Capital	$ 52,417	20.48%	$ 32,879	8.0%	$ 25,590	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of June 30, 2019, no valuation allowance was required on its deferred tax assets, which totaled $5.0 million.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 10% of its deposits as of June 30, 2019.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management of our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the U.S. Securities Act of 1933, as amended, which reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes since then to our critical accounting policies.

Overview

Total assets increased by $20.4 million to $429.8 million at June 30, 2019 from $409.4 million at December 31, 2018, primarily reflecting increases of $19.9 million in loans receivable held for sale and $3.5 million in cash and cash equivalents, offset by a decrease of $2.2 million in loans held for investment and a decrease of $833 thousand in REO.

Total liabilities increased by $19.9 million to $380.8 million at June 30, 2019 from $361.0 million at December 31, 2018, primarily reflecting an increase in total deposits of $14.4 million and an increase in FHLB advances of $5.0 million.

We recorded a net loss of $135 thousand for the second quarter of 2019 and net income of $142 thousand for the six months ended June 30, 2019, compared to net losses of $127 thousand and $211 thousand for the three and six months ended June 30, 2018, respectively.

Our net loss of $135 thousand during the second quarter of 2019 primarily reflected an increase in interest expense of $561 thousand, which offset the higher interest income of $451 thousand during the quarter. Second quarter results were also impacted by higher compensation costs of $124 thousand and higher professional services fees of $52 thousand, which were offset by a loan loss provision recapture of $158 thousand and a decrease in marketing expense of $54 thousand compared to the second quarter of last year.

Our net income of $142 thousand for the six months ended June 30, 2019 primarily resulted from a loan loss provision recapture of $348 thousand, and a grant of $233 thousand from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund. These additional earnings were offset by a decrease of $71 thousand in net interest income, an increase of $203 thousand in professional fees, and an increase of $101 thousand in compensation costs compared to the prior year. In addition, marketing expense decreased by $61 thousand, REO expense decreased by $65 thousand and the provision for off balance sheet commitments decreased by $35 thousand during the first half of 2019 compared to the first half of 2018.

Results of Operations

Net Interest Income

Net interest income for the second quarter of 2019 totaled $2.5 million, compared to $2.6 million for the second quarter of 2018.  The $110 thousand decrease in net interest income primarily resulted from an increase in interest expense of $561 thousand during the quarter primarily due to higher interest expense on all deposits and borrowings types, which offset an increase in interest income of $451 thousand during the quarter primarily due to higher interest income on loans receivable.

During the second quarter of 2019, interest and fees on loans receivable increased by $426 thousand due to an increase of $17.8 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $174 thousand, and an increase of 28 basis points in loan yield, which increased interest income by $252 thousand.

Interest on deposits increased by $412 thousand during the second quarter of 2019 compared to the second quarter of 2018.  The increase was attributable to higher rates paid on all deposit types, which caused interest expense on deposits to increase by $371 thousand.  In addition, the average total deposit balance increased by $6.5 million, which led to an increase in interest expense of $41 thousand.

Interest expense on FHLB advances increased by $145 thousand during the second quarter of 2019 compared to the second quarter of 2018.  The increase in interest expense on FHLB advances was primarily due to an increase of $9.6 million in the average balance of FHLB advances, which increased interest expense by $49 thousand, and an increase of 51 basis points in the average cost of FHLB advances, which increased interest expense by $96 thousand.

For the six months ended June 30, 2019, net interest income decreased by $71 thousand to $5.3 million.  The decrease in net interest income during the period primarily resulted from an increase in interest income of $1.1 million primarily due to higher interest income on loans receivable, which more than offset an increase in interest expense of $1.1 million primarily due to higher interest expense on deposits and borrowings.

During the first half of 2019, interest and fees on loans receivable increased by $1.0 million due to an increase of $18.5 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $369 thousand, and an increase of 36 basis points in loan yield, which increased interest income by $666 thousand.

During the first half of 2019, interest on deposits increased by $808 thousand due to an increase of $3.2 million in the average balance of deposits, which caused interest expense to increase by $54 thousand, and an increase of 56 basis points attributable to higher rates paid on all deposit types, which caused interest expense on deposits to increase by $754 thousand.

During the first half of 2019, interest expense on FHLB advances increased by $309 thousand due to an increase of $10.1 million in the average balance of FHLB advances, which increased interest expense by $101 thousand, and an increase of 56 basis points in the average cost of FHLB advances, which increased interest expense by $208 thousand.

The net interest margin decreased by 13 basis points to 2.57% for the six months ended June 30, 2019 from 2.70% for the same period in 2018, primarily due to higher rates paid on certificates of deposit and FHLB advances, which offset higher rates earned on the loan portfolio.

The following tables set forth the average balances, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans on non-accrual status, but the balance of these loans is included in the total average balance of loans receivable, which has the effect of reducing average loan yields.

	For the three months ended
	June 30, 2019			June 30, 2018

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$15,810	$98	2.48%	$13,682	$64	1.87%

Securities	14,242	95	2.67%	16,318	104	2.55%
Loans receivable (1)	377,906	3,841	4.07%	360,101	3,415	3.79%
FHLB stock	2,916	51	7.00%	2,916	51	7.00%
Total interest-earning assets	410,874	$4,085	3.98%	393,017	$3,634	3.70%
Non-interest-earning assets	11,058			9,949
Total assets	$421,932			$402,966

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$25,416	$56	0.88%	$36,850	$74	0.80%
Passbook deposits	45,346	69	0.61%	40,338	34	0.34%
NOW and other demand deposits	33,578	3	0.04%	37,209	9	0.10%
Certificate accounts	181,280	969	2.14%	164,711	568	1.38%
Total deposits	285,620	1,097	1.54%	294,108	685	0.93%
FHLB advances	76,747	459	2.39%	67,167	315	1.88%
Junior subordinated debentures	5,091	67	5.26%	5,100	62	4.86%
Total interest-bearing liabilities	367,458	$1,623	1.77%	351,375	$1,062	1.21%
Non-interest-bearing liabilities	5,505			4,172
Stockholders’ Equity	48,969			47,419
Total liabilities and stockholders’ equity	$421,932			$402,966

Net interest rate spread (2)		$2,462	2.21%		$2,572	2.49%
Net interest rate margin (3)			2.40%			2.62%
Ratio of interest-earning assets to interest-bearing liabilities			111.82%			111.85%

(1)       Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.

(2)       Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)       Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended
	June 30, 2019			June 30, 2018

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$16,417	$208	2.53%	$18,092	$154	1.70%
Federal funds sold	-	-	-	-	-	-
Securities	14,417	193	2.68%	16,742	213	2.54%
Loans receivable (1)	376,378	7,956	4.23%	357,920	6,924	3.87%
FHLB stock	2,916	101	6.93%	2,916	101	6.93%
Total interest-earning assets	410,128	$8,458	4.12%	395,670	$7,392	3.74%
Non-interest-earning assets	10,862			10,080
Total assets	$420,990			$405,750

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$27,226	$120	0.88%	$43,081	$173	0.80%
Passbook deposits	45,390	134	0.59%	39,761	65	0.33%
NOW and other demand deposits	33,541	6	0.04%	36,436	16	0.09%
Certificate accounts	179,567	1,864	2.08%	163,230	1,062	1.30%
Total deposits	285,724	2,124	1.49%	282,508	1,316	0.93%
FHLB advances	76,232	924	2.42%	66,090	614	1.86%
Junior subordinated debentures	5,096	135	5.30%	5,100	116	4.55%
Total interest-bearing liabilities	367,052	$3,183	1.73%	353,698	$2,046	1.16%
Non-interest-bearing liabilities	5,167			4,490
Stockholders’ Equity	48,771			47,562
Total liabilities and stockholders’ equity	$420,990			$405,750

Net interest rate spread (2)		$5,275	2.39%		$5,346	2.58%
Net interest rate margin (3)			2.57%			2.70%
Ratio of interest-earning assets to interest-bearing liabilities			111.74%			111.87%

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

Loan loss provision recapture

We recorded loan loss provision recaptures of $158 thousand during the second quarter of 2019 and $348 thousand during the first six months of 2019. No loan loss provision or recapture was recorded during the second quarter or first six months of 2018.  The loan loss provision recaptures recorded during the second quarter and first six months of 2019 were primarily due to recoveries of problem loans, payoffs of loans held for investment and reductions in the loss rate applied to impaired loans.  See “Allowance for Loan Losses (ALLL)” below for additional information.

Non-interest Income

Non-interest income for the second quarter of 2019 totaled $ 139 thousand compared to $170 thousand for the second quarter of 2018.  Non-interest income decreased by $31 thousand primarily because the Bank recorded lower miscellaneous loan fees during the second quarter of 2019 compared to the second quarter of 2018.  Also, no loan sales occurred during 2019, whereas the Bank recorded a gain on sale of loans of $11 thousand during the second quarter of 2018.

For the six months ended June 30, 2019, non-interest income totaled $515 thousand compared to $301 thousand for the same period one year ago.  The increase of $214 thousand in non-interest income was primarily due to a grant of $233 thousand from the CDFI Fund.

Non-interest Expense

Non-interest expense for the second quarter of 2019 totaled $3.0 million, compared to $2.9 million for the second quarter of 2018.  The increase of $99 thousand in non-interest expense during the second quarter of 2019 compared to the same quarter of 2018 was primarily due to increases of $124 thousand in compensation and benefits expense and $52 thousand in professional services expense, offset by decreases of $54 thousand in marketing expense and $30 thousand in REO expense.

Compensation and benefits expense increased by $124 thousand during the second quarter of 2019 compared to the second quarter of 2018 largely because we deferred a lower amount of compensation costs associated with loans originated for the portfolio. Professional services expenses increased due to increases in legal and audit expenses in the normal course of business.

For the six months ended June 30, 2019, non-interest expense totaled $6.1 million, compared to $6.0 million for the same period a year ago.  The increase of $127 thousand in non-interest expense was primarily due to an increase of $101 thousand in compensation and benefits expense and an increase of $203 thousand in professional services expense, offset by lower REO expense of $61 thousand, lower marketing expense of $65 thousand, a lower provision for off balance sheet loan commitments of $35 thousand and lower occupancy and office related expenses of $26 thousand.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax benefits of $128 thousand and $86 thousand for the three and six months ended June 30, 2019, respectively, compared to income tax benefits of $54 thousand and $97 thousand for the three and six months ended June 30, 2018, respectively.  The Company’s effective income tax benefits were 48.7% and 29.8% of our pretax losses for the three months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, the income tax benefits were 153.6% and 31.5% of our taxable income and pretax losses, respectively.  The variations in the effective benefit rates are attributable to the Company’s low-income housing tax credits.  The Company had no valuation allowance on its deferred tax assets, which totaled $5.0 million at both June 30, 2019 and December 31, 2018.

Financial Condition

Total Assets

Total assets increased by $20.4 million to $429.8 million at June 30, 2019 from $409.4 million at December 31, 2018.  The increase in total assets was primarily comprised of an increase of $19.9 million in loans receivable held for sale, an increase of $3.5 million in cash and cash equivalents and an increase of $898 thousand in office properties and equipment, net.  These increases were offset by a decrease of $2.2 million in loans held for investment and a decrease of $833 thousand in REO.

Loans Receivable Held for Sale

Loans receivable held for sale totaled to $26.1 million at June 30, 2019, compared to $6.2 million at December 31, 2018.  The increase was primarily due to $10.2 million of new loan originations for sale during the second quarter of 2019 and $10.7 million of loans transferred from the loans held for investment portfolio during the second quarter of 2019 for loan concentration management purposes.  In addition, one loan which totaled $1.1 million was transferred to the loans held for investment portfolio at fair value during the first quarter of 2019. Repayments of loans receivable held for sale totaled $57 thousand during the first half of 2019.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $353.3 million at June 30, 2019, compared to $355.6 million at December 31, 2018.  During the first half of 2019, the Bank originated $27.0 million in loans held for investment, and transferred a net balance of $9.6 million to loans held for sale.  Repayments of loans receivable held for investment during the first half of 2019 totaled $20.1 million.

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

Our ALLL was $2.8 million as of June 30, 2019, which amounted to 0.78% of our gross loans receivable held for investment, at June 30, 2019. This compares to $2.9 million, or 0.82% of our gross loans receivable held for investment, at December 31, 2018. The levels of ALLL at June 30, 2019 and December 31, 2018 reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

Delinquent loans as of June 30, 2019 were comprised of two single family loans which totaled $70 thousand, compared to one single family delinquent loan of $35 thousand as of December 31, 2018.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2019, NPLs were comprised of one single family loan and three church loans which totaled $728 thousand or 0.17% of the Company’s total assets.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2019, 95% of our NPLs were current in their payments.  In determining the ALLL, we also consider the ratio of the ALLL to NPLs, which was 380.6% at June 30, 2019, compared to 321.5% at December 31, 2018.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the first half of 2019 or 2018.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 35% of estimated fair value less estimated selling costs as of June 30, 2019.

Recoveries during the first half of 2019 and 2018 totaled $190 thousand and $114 thousand, respectively.  Recoveries during the first half of 2019 resulted from the payoff of two church loans that had been previously partially charged off.  The recovery during the first half of 2018 resulted from the payoff of one church loan.

Impaired loans at June 30, 2019 were $5.7 million compared to $6.4 million at December 31, 2018.  The decrease of $660 thousand in impaired loans was primarily due to the payoff of three loans for $1.2 million, two newly impaired loans totaling $645 thousand and loan repayments of $151 thousand.  Specific reserves for impaired loans were $136 thousand, or 2.37% of the aggregate impaired loan amount at June 30, 2019, compared to $227 thousand, or 3.56%, at December 31, 2018.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.75% at June 30, 2019, compared to 0.77% at December 31, 2018.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2019, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment increased by $898 thousand to $3.1 million at June 30, 2019 from $2.2 million as of December 31, 2018. Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019. After amortization, the ROU was $990 thousand as of June 30, 2019.

Deposits

Deposits increased by $14.4 million to $295.8 million at June 30, 2019 from $281.4 million at December 31, 2018, primarily due to a $13.0 million increase in retail certificates of deposit, an increase of $6.6 million in two-way CDARS and a $602 thousand increase in accounts acquired through a deposit listing service, offset by a decrease of $5.9 million in liquid deposits (NOW, demand, money market and passbook accounts).

CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At June 30, 2019, we had approximately $40.6 million in CDARS Reciprocal and $32.1 million in CDARS One-Way Buy, compared to $33.7 million in CDARS Reciprocal and $32.6 million in CDARS One-Way Buy at December 31, 2018.

One customer relationship accounted for approximately 10% of our deposits at June 30, 2019.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the first half of 2019, we increased our borrowings from the FHLB to $75.0 million at June 30, 2019 from $70.0 million at December 31, 2018.  The weighted average interest rate on FHLB advances was 2.40% at June 30, 2019 compared to 2.51% at December 31, 2018.

Subordinated debentures issued by the Company decreased by $255 thousand during the second quarter to $4.8 million from $5.1 million due to a required principal repayment. The interest rate paid on subordinated debentures decreased to 4.95% at June 30, 2019 from 5.34% at December 31, 2018 due to due to decreases in 3-month LIBOR,

Stockholders’ Equity

Stockholders’ equity was $49.0 million, or 11.40% of the Company’s total assets, at June 30, 2019, compared to $48.4 million, or 11.83% of the Company’s total assets, at December 31, 2018.  The Company’s book value was $1.76 per share as of June 30, 2019, compared to $1.77 per share as of December 31, 2018.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $50.6 million at June 30, 2019.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at June 30, 2019 consisted of $2.6 million in cash and due from banks, $17.6 million in interest-bearing deposits in other banks, and $14.1 million in securities available-for-sale that were not pledged, compared to $4.1 million in cash and due from banks, $12.5 million in interest-bearing deposits in other banks, and $14.7 million in securities available-for-sale that were not pledged at December 31, 2018. At June 30, 2019, the Bank’s cash and cash equivalents increased by $3.5 million from December 31, 2018, primarily due to an increase in interest-bearing deposits in other banks.  During the first half of 2019, securities available-for-sale decreased by $612 thousand due to principal reductions offset by increases in market value.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $10.2 million during the six months ended June 30, 2019, compared to consolidated net cash inflows from operating activities of $4.8 million during the six months ended June 30, 2018.  Net cash outflows from operating activities during the first half of 2019 were primarily attributable to originations of loans receivable held for sale (net of payoffs), which totaled $10.3 million.

The Company recorded consolidated net cash outflows from investing activities of $5.4 million during the first six months of 2019, compared to consolidated net cash outflows from investing activities of $12.3 million during the six months ended June 30, 2018.  Net cash outflows from investing activities during the first half of 2019 were primarily attributable to originations of loans held for investment (net of payoffs), which totaled $7.2 million.

The Company recorded consolidated net cash inflows from financing activities of $19.1 million during the six months ended June 30, 2019, compared to consolidated net cash outflows from financing activities of $1.1million during the six months ended June 30, 2018.  Net cash inflows from financing activities during the first half of 2019 were primarily attributable to a net increase in deposits of $14.4 million and a net increase in advances from the FHLB of $5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2019.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.  There were no significant changes during the quarter ended June 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2019	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer