Form 10-Q
period 2019-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2019-11-13
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from__________ to___________

Commission file number      001-39043

BROADWAY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 4, 2019, 19,111,422 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$4,943	$4,124
Interest-bearing deposits in other banks	16,879	12,527
Cash and cash equivalents	21,822	16,651
Securities available-for-sale, at fair value	13,671	14,722
Loans receivable held for sale, at lower of cost or fair value	8,175	6,231
Loans receivable held for investment, net of allowance of $2,818 and $2,929	354,800	355,556
Accrued interest receivable	1,182	1,143
Federal Home Loan Bank (FHLB) stock, at cost	2,916	2,916
Office properties and equipment, net	2,963	2,242
Bank owned life insurance	3,086	3,047
Deferred tax assets, net	5,131	5,045
Investment in affordable housing limited partnership	208	342
Real estate owned (REO)	-	833
Other assets	664	669
Total assets	$414,618	$409,397

Liabilities and stockholders’ equity

Liabilities:
Deposits	$280,067	$281,414
FHLB advances	75,000	70,000
Junior subordinated debentures	4,590	5,100
Advance payments by borrowers for taxes and insurance	1,528	1,055
Accrued expenses and other liabilities	4,573	3,392
Total liabilities	365,758	360,961

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2019 and December 31, 2018; issued 21,729,248 shares at September 30, 2019 and 21,280,228 shares at December 31, 2018; outstanding 19,111,422 shares at September 30, 2019 and 18,662,402 shares at December 31, 2018	218	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2019 and December 31, 2018; issued and outstanding 8,756,396 shares at September 30, 2019 and December 31, 2018	87	87
Additional paid-in capital	46,353	46,141
Retained earnings	8,494	8,631
Unearned Employee Stock Ownership Plan (ESOP) shares	(977)	(1,027)
Accumulated other comprehensive income (loss), net of tax	11	(283)
Treasury stock-at cost, 2,617,826 shares at September 30, 2019 and at December 31, 2018	(5,326)	(5,326)
Total stockholders’ equity	48,860	48,436
Total liabilities and stockholders’ equity	$414,618	$409,397

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,731	$3,690	$11,687	$10,614
Interest on mortgage-backed and other securities	90	100	283	313
Other interest income	194	113	503	368
Total interest income	4,015	3,903	12,473	11,295

Interest expense:
Interest on deposits	1,105	821	3,229	2,137
Interest on borrowings	518	578	1,577	1,308
Total interest expense	1,623	1,399	4,806	3,445

Net interest income	2,392	2,504	7,667	7,850
Loan loss provision (recapture)	47	(1,000)	(301)	(1,000)
Net interest income after loan loss (provision) recapture	2,345	3,504	7,968	8,850

Non-interest income:
Service charges	116	110	353	336
Gain on sale of loans	204	9	204	20
CDFI Grant	-	233	233	233
Other	24	28	69	92
Total non-interest income	344	380	859	681

Non-interest expense:
Compensation and benefits	1,876	1,721	5,633	5,377
Occupancy expense	325	330	945	963
Information services	231	191	657	611
Professional services	335	126	909	497
Office services and supplies	72	70	207	218
REO expense	1	46	26	132
Marketing expense	41	64	113	201
Corporate insurance	32	35	101	113
Amortization of investment in affordable housing limited partnership	36	49	134	146
Other	195	169	501	498
Total non-interest expense	3,144	2,801	9,226	8,756

(Loss) income before income taxes	(455)	1,083	(399)	775
Income tax (benefit) expense	(176)	332	(262)	235
Net (loss) income	$(279)	$751	$(137)	$540

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$64	$(105)	$417	$(465)
Income tax expense (benefit)	19	(34)	123	(141)
Other comprehensive income (loss), net of tax	45	(71)	294	(324)

Comprehensive (loss) income	$(234)	$680	$157	$216

(Loss) earnings per common share-basic	$(0.01)	$0.03	$(0.01)	$0.02
(Loss) earnings per common share-diluted	$(0.01)	$0.03	$(0.01)	$0.02

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(137)	$540
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loan loss provision recaptures	(301)	(1,000)
Provision for losses on REOs	13	45
Depreciation	171	181
Net amortization of deferred loan origination costs	160	323
Net amortization of premiums on mortgage-backed securities	19	26
Amortization of investment in affordable housing limited partnership	134	146
Director compensation expense-common stock	52	45
Stock-based compensation expense	182	62
ESOP compensation expense	47	67
Earnings on bank owned life insurance	(39)	(39)
Originations of loans receivable held for sale	(15,182)	(20,288)
Proceeds from sales of loans receivable held for sale	22,970	6,614
Repayments on loans receivable held for sale	103	106
Gain on sale of loans receivable held for sale	(204)	(20)
Change in assets and liabilities:
Net change in deferred taxes	(209)	348
Net change in accrued interest receivable	(39)	(168)
Net change in other assets	5	19
Net change in advance payments by borrowers for taxes and insurance	473	449
Net change in accrued expenses and other liabilities	322	436
Net cash provided by (used in) operating activities	8,540	(12,108)

Cash flows from investing activities:

Net change in loans receivable held for investment	(8,735)	(2,873)
Principal payments on available-for-sale securities	1,450	1,760
Proceeds from sales of REO	820	-
Purchase of office properties and equipment	(33)	(71)
Net cash used in investing activities	(6,498)	(1,184)

Cash flows from financing activities:

Net change in deposits	(1,347)	(12,405)
Proceeds from FHLB advances	13,000	34,500
Repayments of FHLB advances	(8,000)	(17,500)
Payment for tax withholding for vesting of restricted stock	(14)	(108)
Repayments of junior subordinated debentures	(510)	-
Net cash provided by financing activities	3,129	4,487

Net change in cash and cash equivalents	5,171	(8,805)
Cash and cash equivalents at beginning of the period	16,651	22,219
Cash and cash equivalents at end of the period	$21,822	$13,414

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,710	$3,357
Cash paid for income taxes	13	-

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$1,064	$16,871
Transfers of loans receivable held for investment to loans receivable held for sale	10,684	-
Common stock exchanged for payment of tax withholding	14	108
Initial Recognition of Operating Lease Right-to-Use Assets	1,120	-
Initial Recognition of Operating Lease Liabilities	1,120	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three-Month Period Ended September 30, 2019 and 2018
	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at July 1, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016
Net loss for the three months ended September 30, 2019	-	-	-	-	(279)	-	-	(279)
Release of unearned ESOP shares	-	-	2	-	-	17	-	19
Restricted stock Compensation expense	-	-	63	-	-	-	-	63
Stock option compensation expense	-	-	10	-	-	-	-	10
Cancellation of shares	-	-	(14)	-	-	-	-	(14)
Other comprehensive income, net of tax	-	-	-	45	-	-	-	45
Balance at September 30, 2019	$218	$87	$46,353	$11	$8,494	$(977)	$(5,326)	$48,860

Balance at July 1, 2018	$213	$87	$46,116	$(334)	$7,605	$(1,060)	$(5,326)	$47,301
Net income for the three months ended September 30, 2018	-	-	-	-	751	-	-	751
Release of unearned ESOP shares	-	-	2	-	-	17	-	19
Restricted stock Compensation expense	-	-	3	-	-	-	-	3
Stock option compensation expense	-	-	10	-	-	-	-	10
Other comprehensive loss, net of tax	-	-	-	(71)	-	-	-	(71)
Balance at September 30, 2018	$213	$87	$46,131	$(405)	$8,356	$(1,043)	$(5,326)	$48,013

See accompanying notes to unaudited consolidated financial statements.

	Nine-Month Period Ended September 30, 2019 and 2018
	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2019	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net loss for the nine months ended September 30, 2019	-	-	-	-	(137)	-	-	(137)
Release of unearned ESOP shares	-	-	(3)	-	-	50	-	47
Restricted stock Compensation expense	5	-	148	-	-	-	-	153
Stock awarded to directors	-	-	52	-	-	-	-	52
Stock option compensation expense	-	-	29	-	-	-	-	29
Cancellation of shares	-	-	(14)	-	-	-	-	(14)
Other comprehensive income, net of tax	-	-	-	294	-	-	-	294
Balance at September 30, 2019	$218	$87	$46,353	$11	$8,494	$(977)	$(5,326)	$48,860

Balance at January 1, 2018	$213	$87	$46,117	$(81)	$7,816	$(1,095)	$(5,326)	$47,731
Net income for the nine months ended September 30, 2018	-	-	-	-	540	-	-	540
Release of unearned ESOP shares	-	-	15	-	-	52	-	67
Restricted stock Compensation expense	-	-	32	-	-	-	-	32
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	30	-	-	-	-	30
Cancellation of shares	-	-	(108)	-	-	-	-	(108)
Other comprehensive loss, net of tax	-	-	-	(324)	-	-	-	(324)
Balance at September 30, 2018	$213	$87	$46,131	$(405)	$8,356	$(1,043)	$(5,326)	$48,013

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, which is intended to increase transparency and comparability in the accounting for lease transactions.  ASU 2016-02 became effective as of January 1, 2019 and provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at either the earliest period presented or the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption, which was January 1, 2019 and we have elected not to restate comparative periods. All the expedients available under ASU 2016-02, have been adopted.

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $1.2 million and an operating lease liability of $1.2 million as of January 1, 2019, with no impact on our consolidated statements of operations or consolidated statements of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition. See Note 6 — Leases for additional information. The implementation of this standard had a minor impact on our regulatory capital ratios.

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

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU is expected to be issued in mid-November of 2019 and would delay the implementation date for ASU 2016-13 to fiscal year ends beginning after December 22, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The Company qualifies as a SRC and management has not yet determined when to implement ASU 2016-13 or the expected financial impact. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including; transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table shows how the Company computed basic and diluted (loss) earnings per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share)

Net (loss) income	$(279)	$751	$(137)	$540
Less net (loss) income attributable to participating securities	(4)	(3)	(2)	(2)
(Loss) income available to common stockholders	$(275)	$748	$(135)	$538

Weighted average common shares outstanding for basic earnings (loss) per common share	26,907,546	26,752,542	26,782,325	26,752,347
Add: dilutive effects of assumed exercises of stock options	-	-	-	42,912
Add: dilutive effects of unvested restricted stock awards	-	4,267	-	8,474
Weighted average common shares outstanding for diluted earnings (loss) per common share	26,907,546	26,756,809	26,782,325	26,803,733

(Loss) Earnings per common share - basic	$(0.01)	$0.03	$(0.01)	$0.02
(Loss) Earnings per common share - diluted	$(0.01)	$0.03	$(0.01)	$0.02

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Unvested restricted stock awards of 341,750 shares of common stock and stock options for 455,000 shares of common stock for the three and nine months ended September 30, 2019 and unvested restricted stock awards of 8,474 shares of common stock and stock options for 537,500 shares of common stock for the three and nine months ended September 30, 2018 were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2019:
Federal agency mortgage-backed securities	$8,245	$167	$(2)	$8,410
Federal agency debt	5,178	83	-	5,261
Total available-for-sale securities	$13,423	$250	$(2)	$13,671
December 31, 2018:
Federal agency mortgage-backed securities	$9,575	$88	$(155)	$9,508
Federal agency debt	5,317	-	(103)	5,214
Total available-for-sale securities	$14,892	$88	$(258)	$14,722

At September 30, 2019, the Bank had 3 federal agency debt securities with total amortized cost of $5.2 million, estimated total fair value of $5.3 million and an estimated average remaining life of 3.3 years.  The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $8.2 million, estimated total fair value of $8.4 million and an estimated average remaining life of 3.9 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2019:
Federal agency mortgage-backed securities	$623	$(2)	$-	$-	$623	$(2)
Total temporarily impaired	$623	$(2)	$-	$-	$623	$(2)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2018:
Federal agency mortgage-backed securities	$2,649	$(25)	$4,213	$(130)	$6,862	$(155)
Federal agency debt	1,979	(10)	3,235	(93)	5,214	(103)
Total temporarily impaired	$4,628	$(35)	$7,448	$(223)	$12,076	$(258)

At September 30, 2019 and December 31, 2018, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand and are fully insured by the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2019 and December 31, 2018, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and nine months ended September 30, 2019 and 2018.

The Bank held one security with unrealized losses at September 30, 2019 compared to 10 securities with unrealized losses at December 31, 2018. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All of the Bank’s securities were issued by the federal government or its agencies. The unrealized losses on our available-for-sale securities at September 30, 2019 were primarily caused by movements in market interest rates subsequent to the purchase of such securities. We do not consider these unrealized losses to be other than temporary impairment.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at September 30, 2019 and December 31, 2018 totaled $8.2 million and $6.2 million, respectively, and consisted of multi-family loans.  The Bank transferred $1.1 million and $16.9 million of multi-family loans from the held-for-sale portfolio to the held-for-investment portfolio during the nine months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019, $10.7 million in loans receivable held for investment were transferred to loans receivable held for sale.  No loans were originated for sale during the three months ended September 30, 2019, while $20.3 million were originated during the same period of 2018.  Loans originated for sale were $15.2 million and $20.3 million during the nine months ended September 30, 2019 and 2018, respectively.  There were $22.8 million of sales of multi-family loans during the three months and nine months ended September 30, 2019.  Sales of multi-family loans during the three months and nine months ended September 30, 2018 totaled $2.3 million and $6.6 million, respectively.  Loan repayments totaled $103 thousand and $106 thousand during the nine months ended September 30, 2019 and 2018, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Single family	$78,100	$91,835
Multi-family	246,782	231,870
Commercial real estate	6,390	5,802
Church	22,376	25,934
Construction	2,757	1,876
Commercial – other	271	226
Consumer	5	5
Gross loans receivable before deferred loan costs and premiums	356,681	357,548
Unamortized net deferred loan costs and premiums	937	937
Gross loans receivable	357,618	358,485
Allowance for loan losses	(2,818)	(2,929)
Loans receivable, net	$354,800	$355,556

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771
Provision for (recapture of) loan losses	-	66	-	(24)	6	-	(1)	47
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,998	$58	$377	$50	$5	$2	$2,818

	Three Months Ended September 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$517	$2,656	$61	$925	$18	$6	$-	$4,183
Provision for (recapture of) loan losses	(120)	(791)	(6)	(87)	3	(1)	2	(1,000)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$397	$1,865	$55	$838	$21	$5	$2	$3,183

	Nine Months Ended September 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(41)	118	6	(416)	31	(1)	2	(301)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,998	$58	$377	$50	$5	$2	$2,818

	Nine Months Ended September 30, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Provision for (recapture of) loan losses	(197)	(435)	(16)	(357)	4	(1)	2	(1,000)
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$397	$1,865	$55	$838	$21	$5	$2	$3,183

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	September 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$59	$-	$-	$87	$-	$3	$-	$149
Collectively evaluated for impairment	269	1,998	58	290	50	2	2	2,669
Total ending allowance balance	$328	$1,998	$58	$377	$50	$5	$2	$2,818
Loans:
Loans individually evaluated for impairment	$619	$316	$-	$4,655	$-	$63	$-	$5,653
Loans collectively evaluated for impairment	77,740	247,811	6,397	17,050	2,754	208	5	351,965
Total ending loans balance	$78,359	$248,127	$6,397	$21,705	$2,754	$271	$5	$357,618

	December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$-	$-	$170	$-	$4	$-	$227
Collectively evaluated for impairment	316	1,880	52	433	19	2	-	2,702
Total ending allowance balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Loans:
Loans individually evaluated for impairment	$610	$323	$-	$5,383	$-	$64	$-	$6,380
Loans collectively evaluated for impairment	91,567	232,986	5,800	19,713	1,872	162	5	352,105
Total ending loans balance	$92,177	$233,309	$5,800	$25,096	$1,872	$226	$5	$358,485

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$23	$22	$-	$-	$-	$-
Multi-family	$316	$316	$-	$323	$323	$-
Church	$4,055	$2,701	$-	$4,666	$2,803	$-
With an allowance recorded:
Single family	597	597	59	610	610	53
Church	1,954	1,954	87	2,580	2,580	170
Commercial - other	63	63	3	64	64	4
Total	$7,008	$5,653	$149	$8,243	$6,380	$227

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$625	$7	$616	$8
Multi-family	317	6	327	5
Church	4,678	76	7,486	119
Commercial – other	63	1	64	1
Total	$5,683	$90	$8,493	$133

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$631	$22	$620	$23
Multi-family	320	17	330	17
Church	5,206	594	7,746	404
Commercial – other	63	3	64	3
Total	$6,220	$636	$8,760	$447

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $41 thousand and $61 thousand for the three months ended September 30, 2019 and 2018, respectively, and $121 thousand and $138 thousand for the nine months ended September 30, 2019 and 2018, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$78,359	$78,359
Multi-family	-	-	-	-	248,127	248,127
Commercial real estate	-	-	-	-	6,397	6,397
Church	-	250	-	250	21,455	21,705
Construction	-	-	-	-	2,754	2,754
Commercial - other	-	-	-	-	271	271
Consumer	-	-	-	-	5	5
Total	$-	$250	$-	$250	$357,368	$357,618

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$35	$-	$-	$35	$92,142	$92,177
Multi-family	-	-	-	-	233,309	233,309
Commercial real estate	-	-	-	-	5,800	5,800
Church	-	-	-	-	25,096	25,096
Construction	-	-	-	-	1,872	1,872
Commercial - other	-	-	-	-	226	226
Consumer	-	-	-	-	5	5
Total	$35	$-	$-	$35	$358,450	$358,485

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Loans receivable held for investment:
Single-family residence	$22	$-
Church	$677	$911
Total non-accrual loans	$699	$911

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2019 or December 31, 2018.  None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At September 30, 2019, loans classified as troubled debt restructurings (“TDRs”) totaled $5.0 million, of which $677 thousand were included in non-accrual loans and $4.3 million were on accrual status.  At December 31, 2018, loans classified as TDRs totaled $6.4 million, of which $591 thousand were included in non-accrual loans and $5.8 million were on accrual status.  The Company has allocated $149 thousand and $227 thousand of specific reserves for accruing TDRs as of September 30, 2019 and December 31, 2018, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2019 and December 31, 2018, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or nine months ended September 30, 2019 and 2018.

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

	September 30, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$78,337	$-	$-	$22	$-	$-
Multi-family	247,480	-	-	647	-	-
Commercial real estate	6,397	-	-	-	-	-
Church	17,307	418	-	3,980	-	-
Construction	2,754	-	-	-	-	-
Commercial - other	208	-	-	63	-	-
Consumer	5	-	-	-	-	-
Total	$352,488	$418	$-	$4,712	$-	$-

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$92,132	$-	$35	$10	$-	$-
Multi-family	232,642	-	-	667	-	-
Commercial real estate	5,800	-	-	-	-	-
Church	19,678	672	-	4,746	-	-
Construction	1,872	-	-	-	-	-
Commercial - other	162	-	-	64	-	-
Consumer	5	-	-	-	-	-
Total	$352,291	$672	$35	$5,487	$-	$-

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $859 thousand and an operating lease liability of $867 thousand as of September 30, 2019. The Bank has no finance leases.

The Bank recorded operating lease expense costs of $123 thousand for each of the quarters ended September 30, 2019 and September 30, 2018, and $368 thousand and $369 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

	Quarter ended	Nine Months ended
	September 30, 2019	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$135	$404

ROU assets obtained in exchange for lease liabilities		$859

Weighted average remaining lease term in months		19

Weighted average discount rate		2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of September 30, 2019 were as follows (in thousands):

Three months ended December 31, 2019	$ 137
Year ended December 31, 2020	555
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	887
Amounts Representing Interest	(20)
Present Value of Net Future Minimum Lease Payments	$ 867

NOTE (7) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.68% at September 30, 2019.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, quarterly principal payments of $255 thousand are required until the Debentures are fully repaid on March 17, 2024.  The Debentures may be called for redemption at any time by the Company.  For the nine months ended September 30, 2019, the Company made $510 thousand principal payments.  The remaining principal balance of the debentures was $4.6 million as of September 30, 2019.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$8,410	$-	$8,410
Securities available-for-sale – federal agency debt	2,000	3,261	-	5,261
At December 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,508	$-	$9,508
Securities available-for-sale – federal agency debt	1,979	3,235	-	5,214

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
	(In thousands)
Impaired loans carried at fair value of collateral	$389	$591
Real estate owned	-	833

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Real estate owned – church	$-	$-	$13	$45
Total	$-	$-	$13	$45

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average

September 30, 2019:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to 0%	-2.17%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	0%	0%

December 31, 2018:
Impaired loans	Third Party Appraisals	Adjustment for differences between the comparable sales	-3% to -1%	-2.83%

Real estate owned – church	Third Party Appraisals	Adjustment for differences between the comparable sales	-11%	-10.85%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$8,175	$-	$8,175	$-	$8,175
Loans receivable held for investment	354,800	-	-	356,465	356,465

Financial Liabilities:
Time Deposits	$177,334	$-	$177,547	$-	$177,547
Federal Home Loan Bank advances	75,000	-	76,218	-	76,218
Junior subordinated debentures	4,590	-	-	3,973	3,973

		Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$6,231	$-	$6,270	$-	$6,270
Loans receivable held for investment	355,556	-	-	354,792	354,792

Financial Liabilities:
Time Deposits	$172,564	$-	$171,725	$-	$171,725
Federal Home Loan Bank advances	70,000	-	69,933	-	69,933
Junior subordinated debentures	5,100	-	-	4,481	4,481

In accordance with ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of September 30, 2019 and December 31, 2018 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

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

In February 2019, the Company awarded 428,796 shares of restricted stock to its employees under the 2018 LTIP.  A restricted stock award is valued at the average of the high and the low price of the Company’s stock on the date of the award.  These shares of restricted stock vest over a two-year period.  Stock-based compensation expense is recognized over the vesting period.  The Company recorded $63 thousand and $149 thousand of stock-based compensation expense related to this award during the three and nine months ended September 30, 2019, respectively.  As of September 30, 2019, the unrecognized compensation cost related to nonvested restricted-stock awards under the plan was $363 thousand.  The remaining cost is expected to be recognized over a period of 1.42 years.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

In January 2019, the Company awarded 42,168 shares of common stock to its directors under the 2018 LTIP which are fully vested.  The Company recorded $52 thousand of compensation expense for the quarter ended March 31, 2019 based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  In January 2018, the Company awarded 18,906 shares of common stock to its directors under the 2008 LTIP, all of which are fully vested.  The Company recorded $45 thousand of compensation expense for the quarter ended March 31, 2018.

In February 2018 and April 2017, the Company also awarded 97,195 and 129,270 of cash-settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP.  All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested.  Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date.  Compensation expense is determined based on the fair value of the award and is re-measured at each reporting period and is classified as a liability in the consolidated statements of financial condition.  The Company recorded $26 thousand and reversed $37 thousand of compensation expense related to these awards, primarily due to a decrease in the Company’s stock price, during the quarters ended September 30, 2019 and 2018, respectively.

No stock options were granted during the nine months ended September 30, 2019 and 2018.

The following table summarizes stock option activity during the nine months ended September 2019 and 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	537,500	$2.19	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(82,500)	4.89	-	-
Outstanding at end of period	455,000	$1.67	537,500	$2.19
Exercisable at end of period	275,000	$1.70	267,500	$2.71

The Company recorded $10 thousand and $29 thousand of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the unrecognized compensation cost related to nonvested stock options granted under the plan was $55 thousand.  The cost is expected to be recognized over a period of 1.40 years.

Options outstanding and exercisable at September 30, 2019 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

January 21, 2010	5,000	0.30 years	$6.00		5,000	$6.00
February 24, 2016	450,000	6.40 years	$1.62		270,000	$1.62
	455,000	6.33 years	$1.67	$-	275,000	$1.70	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $19 thousand for both the three months ended September 30, 2019 and 2018, and was $47 thousand and $67 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Shares held by the ESOP were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)

Allocated to participants	999,467	1,036,809
Committed to be released	42,321	10,580
Suspense shares	614,292	646,033
Total ESOP shares	1,656,080	1,693,422
Fair value of unearned shares	$946	$678

The Company received ESOP loan payments of $83 thousand and $84 thousand during September of 2019 and 2018, respectively.  The outstanding balance of unearned shares was $977 thousand and $1.1 million at September 30, 2019 and December 31, 2018, respectively, which are shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

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

At September 30, 2019 and December 31, 2018, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019:
Tier 1 (Leverage)	$ 49,001	11.74%	$ 16,697	4.0%	$ 20,871	5.0%
Common Equity Tier 1	$ 49,001	19.41%	$ 18,784	4.5%	$ 16,407	6.5%
Tier 1	$ 49,001	19.41%	$ 25,045	6.0%	$ 20,194	8.0%
Total Capital	$ 51,911	20.57%	$ 33,394	8.0%	$ 25,242	10.0%
December 31, 2018:
Tier 1 (Leverage)	$ 49,433	12.03%	$ 16,439	4.0%	$ 20,549	5.0%
Common Equity Tier 1	$ 49,433	19.32%	$ 18,494	4.5%	$ 16,634	6.5%
Tier 1	$ 49,433	19.32%	$ 24,659	6.0%	$ 20,472	8.0%
Total Capital	$ 52,417	20.48%	$ 32,879	8.0%	$ 25,590	10.0%

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of September 30, 2019, no valuation allowance was required on its deferred tax assets, which totaled $5.1 million.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 10% of its deposits as of September 30, 2019.  The Bank expects to maintain this relationship with the customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management of our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes during the nine month ended September 30, 2019.

Overview

Total assets increased by $5.2 million to $414.6 million at September 30, 2019 from $409.4 million at December 31, 2018.  The growth in total assets is primarily due to an increase of $5.2 million in cash and cash equivalents and an increase of $1.9 million in loans receivable held for sale, offset by a decrease of $1.1 million in securities available-for-sale and a decrease of $833 thousand in REO.

Total liabilities increased by $4.8 million to $365.8 million at September 30, 2019 from $361.0 million at December 31, 2018, primarily reflecting an increase in FHLB advances of $5.0 million, offset by a decrease of $1.3 million in deposits.

We recorded net losses of $279 thousand and $137 thousand for the three months and the nine months ended September 30, 2019, compared to net income of $751 thousand and $540 thousand for the three and nine months ended September 30, 2018, respectively.

Results declined primarily because of a change in the loan loss provision.  During the third quarter of 2019 the Bank recorded a loan loss provision of $47 thousand whereas during the third quarter of 2018 the Bank recorded a loan loss provision recapture of $1.0 million.  In addition, during the third quarter of 2019, the Company recorded an increase of $343 thousand in non-interest expense, primarily due to higher professional services fees and compensation and benefits costs, and a decrease of $112 thousand in net interest income, primarily due to the flat yield curve, which compressed net interest margins.  The effects of these changes were partially offset by a decrease of $508 thousand in income tax expense.

Results declined for the nine months ended September 30, 2019 primarily because of a decrease of $699 thousand in the loan loss provision recapture.  Also, results for the nine months were impacted by an increase of $470 thousand in non-interest expense, and a decrease of $183 thousand in net interest income compared to the prior year period.  The effects of these changes were partially offset by a decrease of $497 thousand in income tax expense.  The increase in non-interest expense was primarily due to increases in professional services fees of $412 thousand, $360 thousand of which were related to non-recurring matters, and compensation and benefits costs of $256 thousand, primarily related to stock related compensation, offset by a decline in REO expense of $106 thousand, a decrease in marketing expense of $88 thousand, and a decline in other categories of expenses.  The decrease in net interest income was primarily caused by the flat yield curve, which compressed margins.

Results of Operations

Net Interest Income

Net interest income for the third quarter of 2019 totaled $2.4 million, compared to $2.5 million for the third quarter of 2018.  The decrease of $112 thousand in net interest income primarily resulted from higher interest expense on deposits, which was partially offset by increases in interest and fees on loans receivable and other interest income and a decrease in interest expense on borrowings.  The net interest margin decreased by 13 basis points to 2.33% for the third quarter of 2019 compared to 2.46% for the third quarter of 2018.

Interest and fees on loans receivable increased by $41 thousand for the third quarter of 2019 compared to the third quarter of 2018.  The increase in interest income on loans receivable primarily resulted from an increase of 14 basis points in average yield on loans receivable, which increased interest income on loans receivable by $123 thousand.  The increase in average yield on loans receivable was partially offset by a decrease of $8.3 million in the average balance of loans receivable, which decreased interest income by $82 thousand.  The increase in the average yield on loans receivable primarily resulted from payoffs of loans with lower rates than those originated over the year.  In July of 2019 the Bank sold $22.8 million of performing multi-family loans to conform to regulatory loan concentration guidelines, which lowered the average balance of loans receivable.

Interest income on securities and other interest earning assets increased by $71 thousand for the third quarter of 2019 compared to the third quarter of 2018.  The increase in other interest income primarily resulted from a net increase in the average balance of interest earning cash deposits in other banks of $13.1 million, which increased interest income by $74 thousand, offset by a decrease in the average balance of securities of $1.8 million, which decreased interest income by $11 thousand.

Interest expense on deposits increased by $284 thousand for the third quarter of 2019 compared to the third quarter of 2018.  The increase in interest expense on deposits primarily resulted from an increase of 33 basis points in the average cost of deposits, which increased interest expense by $195 thousand and an increase of $15.0 million in the average deposit balance, which increased interest expense by $89 thousand.

Interest expense on borrowings decreased by $60 thousand for the third quarter of 2019 compared to the third quarter of 2018.  The lower interest expense on borrowings primarily resulted from a decrease of $13.6 million in the average balance of the Federal Home Loan Bank (“FHLB”) advances, which decreased interest expense by $82 thousand.  This decrease was offset in part by an increase of 12 basis points in the average cost of FHLB advances, which increased interest expense by $26 thousand.  Additionally, the average balance of the Company’s junior subordinated debentures decreased by $308 thousand during the third quarter of 2019, which decreased interest expense by $4 thousand.

For the nine months ended September 30, 2019, net interest income decreased by $183 thousand to $7.7 million compared to $7.9 million for the nine months ended September 30, 2018.  The decrease in net interest income primarily resulted from higher interest expense on deposits and borrowings, which offset an increase in interest and fees on loans receivable and other interest income.  The net interest margin decreased by 13 basis points to 2.49% for the nine months ended September 30, 2019 compared to 2.62% for the same period in 2018.

Interest and fees on loans receivable increased by $1.1 million for the nine months ended September 30, 2019, primarily due to an increase of $9.5 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $281 thousand, and an increase of 29 basis points in average yield, which increased interest income by $792 thousand.

Interest income on securities and other interest earning assets increased by $105 thousand for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase in other interest income primarily resulted from a net increase in the average balance of interest earning cash deposits in other banks of $3.3 million, which increased interest income by $50 thousand, and an increase of 47 basis points in average yield, which increased interest income by $85 thousand.  These were primarily offset by a decrease in the average securities balance of $2.1 million, which decreased interest income by $42 thousand.

Interest expense on deposits increased by $1.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of 49 basis points in average cost attributable to higher rates paid on all deposit types, which caused interest expense on deposits to increase by $952 thousand, and an increase of $7.2 million in the average balance of deposits, which caused interest expense to increase by $140 thousand.

Interest expense on borrowings increased by $269 thousand during the nine months ended September 30, 2019 compared to the nine month ended September 30, 2018 due to an increase of 39 basis points in the average cost of FHLB advances, which increased interest expense by $221 thousand and an increase of $2.2 million in the average balance of FHLB advances, which increased interest expense by $32 thousand.  This increase was offset by a decrease in the average balance of the Company’s junior subordinated debentures of $107 thousand during the nine months of 2019, which decreased interest expense by $4 thousand.  The interest rate on the Company’s junior subordinated debentures increased by 53 basis points during the nine months of 2019, resulting in additional interest expense of $20 thousand.

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

	For the three months ended
	September 30, 2019			September 30, 2018

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$24,870	$142	2.28%	$11,765	$62	2.11%
Securities	13,966	90	2.58%	15,716	100	2.55%
Loans receivable (1)	368,930	3,731	4.05%	377,185	3,690	3.91%
FHLB stock	2,916	52	7.13%	2,916	51	7.00%
Total interest-earning assets	410,682	$4,015	3.91%	407,582	$3,903	3.83%
Non-interest-earning assets	10,861			10,100
Total assets	$421,543			$417,682

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$23,194	$51	0.88%	$33,404	$76	0.91%
Passbook deposits	45,137	71	0.63%	43,050	49	0.46%
NOW and other demand deposits	33,517	4	0.05%	34,019	9	0.11%
Certificate accounts	184,943	979	2.12%	161,357	687	1.70%
Total deposits	286,791	1,105	1.54%	271,830	821	1.21%
FHLB advances	75,021	459	2.45%	88,581	516	2.33%
Junior subordinated debentures	4,792	59	4.92%	5,100	62	4.86%
Total interest-bearing liabilities	366,604	$1,623	1.77%	365,511	$1,399	1.53%
Non-interest-bearing liabilities	5,894			4,816
Stockholders’ Equity	49,045			47,355
Total liabilities and stockholders’ equity	$421,543			$417,682

Net interest rate spread (2)		$2,392	2.14%		$2,504	2.30%
Net interest rate margin (3)			2.33%			2.46%
Ratio of interest-earning assets to interest-bearing liabilities			112.02%			111.51%

(1)      Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.

(2)      Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)      Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended
	September 30, 2019			September 30, 2018

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$19,265	$350	2.42%	$15,960	$215	1.80%
Securities	14,265	283	2.65%	16,396	313	2.55%
Loans receivable (1)	373,869	11,687	4.17%	364,413	10,614	3.88%
FHLB stock	2,916	153	7.00%	2,916	153	7.00%
Total interest-earning assets	410,315	$12,473	4.05%	399,685	$11,295	3.77%
Non-interest-earning assets	10,861			10,117
Total assets	$421,176			$409,802

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$25,867	$171	0.88%	$39,820	$250	0.84%
Passbook deposits	45,332	205	0.60%	40,928	114	0.37%
NOW and other demand deposits	33,506	10	0.04%	35,564	26	0.10%
Certificate accounts	181,379	2,843	2.09%	162,599	1,747	1.43%
Total deposits	286,084	3,229	1.51%	278,911	2,137	1.02%
FHLB advances	75,824	1,382	2.43%	73,669	1,129	2.04%
Junior subordinated debentures	4,993	195	5.21%	5,100	179	4.68%
Total interest-bearing liabilities	366,901	$4,806	1.75%	357,680	$3,445	1.28%
Non-interest-bearing liabilities	5,412			4,630
Stockholders’ Equity	48,863			47,492
Total liabilities and stockholders’ equity	$421,176			$409,802

Net interest rate spread (2)		$7,667	2.31%		$7,850	2.48%
Net interest rate margin (3)			2.49%			2.62%
Ratio of interest-earning assets to interest-bearing liabilities			111.83%			111.74%

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

Loan loss provision/recapture

We recorded a loan loss provision of $47 thousand during the third quarter of 2019 and a loan loss provision recapture of $301 thousand during the nine months ended September 30, 2019, compared to a loan loss provision recapture of $1.0 million recorded during the three months and nine months ended September 30, 2018.   The loan loss provision recorded in the third quarter of 2019 was primarily due to net growth in the Bank’s multi-family loan portfolio, while the loan loss provision recapture during the third quarter of 2018 was primarily due to an improvement in the overall credit quality of the Bank’s loan portfolio.  The loan loss provision recapture during the nine months ended September 30, 2019 was primarily due to recoveries of problem loans and payoffs of loans held for investment.  See allowance for loan and lease losses (“ALLL”) below for additional information.

Non-interest Income

Non-interest income for the third quarter of 2019 totaled $344 thousand, compared to $380 thousand for the third quarter of 2018.  The results for the third quarter of 2019 included a gain on sale of loans of $204 thousand, whereas the results for the third quarter of 2018 included a grant for $233 thousand received from the U.S. Treasury’s Community Development Financial Institutions Fund.

For the nine months ended September 30, 2019, non-interest income totaled $859 thousand, compared to $681 thousand for the same period a year ago.  The increase of $178 thousand in non-interest income was primarily due to an increase of $184 thousand in gain on sale of loans during the nine months ended September 30, 2019 compared to the same period last year.

Non-interest Expense

Non-interest expense for the third quarter of 2019 totaled $3.1 million, compared to $2.8 million for the third quarter of 2018.  The increase of $343 thousand in non-interest expense during the third quarter of 2019 compared to the same quarter of 2018 was primarily due to increases of $209 thousand in professional services expense, $155 thousand in compensation and benefits expense and $40 thousand in information technology expenses, offset by decreases of $45 thousand in REO expense and $23 thousand in marketing expense.  The Bank had no REO property as of September 30, 2019.

Professional services expense increased by $209 thousand during the third quarter of 2019 compared to the third quarter of 2018 due to $159 thousand of legal fees and $50 thousand in consulting services fees, both of which were primarily related to non-recurring matters.  Compensation and benefits expense increased by $155 thousand during the third quarter of 2019 compared to the third quarter of 2018 primarily due to an increase in stock-related salary costs.

For the nine months ended September 30, 2019, non-interest expense totaled $9.2 million, compared to $8.8 million for the same period a year ago.  The increase of $470 thousand in non-interest expense was primarily due to increases of $412 thousand in professional services expense, $360 thousand of which was related to non-recurring matters, $256 thousand in compensation and benefits expense, offset by decreases of $106 thousand in REO expense and $88 thousand in marketing expense.

Professional services expense increased by $412 thousand during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to $239 thousand in costs for legal-related matters, $123 thousand in third party audit costs, and $44 thousand in consulting fees.

Compensation and benefits expense increased by $256 thousand during the nine months ended September 30, 2019 compared to the same period of 2018 primarily due to increases of $188 thousand in stock-related salary costs, $112 thousand in lower deferred compensation costs associated with loans originated for the portfolio, and $42 thousand in lower salary costs.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax benefits of $176 thousand and $262 thousand for the three and nine months ended September 30, 2019, respectively, compared to income tax expenses of $332 thousand and $235 thousand for the three and nine months ended September 30, 2018, respectively.  The Company’s effective income tax benefit rate was 38.7% and 65.7% for the three and nine months ended September 30, 2019, respectively, compared to the effective income tax expense rate of 30.7% and 30.3% for the comparable periods in 2018.  The variations in the effective benefit rates are attributable to the Company’s low-income housing tax credits. The Company had no valuation allowance on its deferred tax assets, which totaled $5.1 million and $5.0 million at September 30, 2019 and December 31, 2018, respectively.

Financial Condition

Total Assets and Liabilities

Total assets increased by $5.2 million to $414.6 million at September 30, 2019 from $409.4 million at December 31, 2018.  The growth in total assets was comprised primarily of an increase of $5.2 million in cash and cash equivalents and an increase of $1.9 million in loans receivable held for sale, offset by a decrease of $1.1 million in securities available-for-sale and a decrease of $833 thousand in REO.  The Bank sold its sole REO property during the second quarter of 2019.

Total liabilities increased by $4.8 million to $365.8 million at September 30, 2019 from $361.0 million at December 31, 2018.  The increase in total liabilities was comprised primarily of an increase of $5.0 million in FHLB advances and an increase of $1.2 million in accrued expenses and other liabilities, partially offset by a decrease of $1.3 million in deposits.

Loans Receivable Held for Sale

Loans receivable held for sale totaled $8.2 million at September 30, 2019, compared to $6.2 million at December 31, 2018.  The increase was primarily due to $15.2 million of new loans originated for sale during the nine months ended September 30, 2019 and $9.6 million of loans transferred from the loans held for investment portfolio for loan concentration management purposes.  These increases were offset by $22.8 in loan sales during the third quarter of 2019 and $103 thousand in repayments of loans receivable held for sale during the nine months ended September 30, 2019.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $354.8 million at September 30, 2019, compared to $355.6 million at December 31, 2018.  During the nine months ended September 30, 2019, the Bank originated $44.6 million in loans held for investment and transferred $9.6 million to loans receivable held for sale.  Loan repayments during the nine months ended September 30, 2019 totaled $36.6 million.

Allowance for Loan and Lease Losses

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

Our ALLL was $2.8 million as of September 30, 2019, which amounted to 0.79% of our gross loans receivable held for investment, at September 30, 2019. This compares to $2.9 million, or 0.82% of our gross loans receivable held for investment, at December 31, 2018. The levels of ALLL at September 30, 2019 and December 31, 2018 reflect the results of our quarterly review of the adequacy of the ALLL.  We continue to maintain our ALLL at a level that we believe is appropriate, given the significant reduction in delinquencies and non-performing loans, the continued improvement in our asset credit quality metrics and the high quality of our loan originations.

Delinquent loans as of September 30, 2019 were comprised of one church loan which totaled $250 thousand, compared to one single family loan of $35 thousand as of December 31, 2018.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2019, NPLs were comprised of one single family loan and three church loans which totaled $699 thousand or 0.17% of the Company’s total assets.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2019, 64% of our NPLs were current in their payments.  In determining the ALLL, we also consider the ratio of the ALLL to NPLs, which was 403.2% at September 30, 2019, compared to 321.5% at December 31, 2018.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There were no loan charge-offs during the nine months ended September 30, 2019 or 2018.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 25% of estimated fair value less estimated selling costs as of September 30, 2019.

Recoveries during the nine months ended September 30, 2019 and 2018 totaled $190 thousand and $114 thousand, respectively.  Recoveries during the nine months ended September 30, 2019 resulted from the payoff of two church loans that had been previously partially charged off.  The recovery during the nine months ended September 30, 2018 resulted from the payoff of one church loan.

Impaired loans at September 30, 2019 were $5.7 million compared to $6.4 million at December 31, 2018.  The decrease of $660 thousand in impaired loans was primarily due to the payoff of three loans for $1.2 million, two newly impaired loans totaling $645 thousand and loan repayments of $151 thousand.  Specific reserves for impaired loans were $149 thousand, or 2.64% of the aggregate impaired loan amount at September 30, 2019, compared to $227 thousand, or 3.56%, at December 31, 2018.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.76% at September 30, 2019, compared to 0.77% at December 31, 2018.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2019, but there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment increased by $721 thousand to $3.0 million at September 30, 2019 from $2.2 million as of December 31, 2018. Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019. After amortization, the ROU was $859 thousand as of September 30, 2019.

Deposits

Deposits decreased by $1.3 million to $280.1 million at September 30, 2019 from $281.4 million at December 31, 2018, which primarily consisted of a decrease of $9.9 million in brokered deposits and a decrease of $6.1 million in liquid deposits (NOW, demand, money market and passbook accounts).  These decreases were offset by an increase of $13.2 million in certificates of deposit, a net increase of $1.4 million in two-way CDARS and an increase of $98 thousand in deposits gathered from a deposit listing service.

CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At September 30, 2019, we had $40.9 million in CDARS Reciprocal and $26.8 million in CDARS One-Way Buy, compared to $33.7 million in CDARS Reciprocal and $32.6 million in CDARS One-Way Buy at December 31, 2018.

One customer relationship accounted for approximately 10% of our deposits at September 30, 2019.  We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

During the nine months ended September 30, 2019, we increased our borrowings from the FHLB to $75.0 million at September 30, 2019 from $70.0 million at December 31, 2018.  The weighted average interest rate on FHLB advances was 2.40% at September 30, 2019 compared to 2.51% at December 31, 2018.

The outstanding principal balance of the junior subordinated debentures issued by the Company decreased by $510 thousand during the nine months ended September 30, 2019 to $4.6 million from $5.1 million at December 31, 2018 due to required quarterly principal repayments of $255 thousand. The interest rate paid on subordinated debentures decreased to 4.68% at September 30, 2019 from 5.34% at December 31, 2018 due to due to decreases in 3-month LIBOR.

Stockholders’ Equity

Stockholders’ equity was $48.9 million, or 11.78% of the Company’s total assets, at September 30, 2019, compared to $48.4 million, or 11.83% of the Company’s total assets, at December 31, 2018.  The Company’s book value was $1.75 per share as of September 30, 2019, compared to $1.77 per share as of December 31, 2018.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $52.4 million at September 30, 2019.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank sells federal funds to the Federal Reserve Bank or other financial institutions.  The Bank’s liquid assets at September 30, 2019 consisted of $4.9 million in cash and due from banks, $16.9 million in interest-bearing deposits in other banks, and $13.7 million in securities available-for-sale that were not pledged, compared to $4.1 million in cash and due from banks, $12.5 million in interest-bearing deposits in other banks, and $14.7 million in securities available-for-sale that were not pledged at December 31, 2018.  At September 30, 2019, the Bank’s cash and cash equivalents increased by $5.2 million from December 31, 2018, primarily due to proceeds from sale of loans receivable held for sale.   During the nine months ended September 30, 2019, securities available-for-sale decreased by $1.1 million due to principal reductions offset by increases in market value.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014, and December 2016 and dividends received from the Bank.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $8.5 million during the nine months ended September 30, 2019, compared to consolidated net cash outflows from operating activities of $12.1 million during the nine months ended September 30, 2018.  The change to net cash inflows from net cash outflows of operating activities was primarily attributable to proceeds from loan sales which increased to $23.0 million during the nine months ended September 30, 2019 from $6.6 million during the nine months ended September 30, 2018 and lower originations of loans receivable held for sale (net of payoffs), which decreased to $15.2 million during the nine months ended September 30, 2019 from $20.3 million during the nine months ended September 30, 2018.

The Company recorded consolidated net cash outflows from investing activities of $6.5 million during the nine months ended September 30, 2019, compared to consolidated net cash outflows from investing activities of $1.2 million during the nine months ended September 30, 2018.  The increase in net cash outflows from investing activities was primarily attributable to originations of loans held for investment (net of payoffs), which totaled $8.7 million during September 30, 2019 compared to $2.9 million for the nine months ended September 30, 2018 and lower repayments on available-for-sale securities which decreased to $1.5 million during the nine months ended September 30, 2019 from  $1.8 million during the nine months ended September 30, 2018, offset by proceeds received from the sale of REO of $820 thousand during the nine months ended September 30, 2019.

The Company recorded consolidated net cash inflows from financing activities of $3.1 million during the nine months ended September 30, 2019, compared to consolidated net cash inflows from financing activities of $4.5 million during the nine months ended September 30, 2018.  The decrease in net cash inflows from financing activities during the nine months ended September 30, 2019 was primarily attributable to lower net proceeds from FHLB advances which decreased to $5.0 million during the nine months ended September 30, 2019 from $17.0 million during the nine months ended September 30, 2018, offset by lower net deposit outflows which were $1.3 million during the nine months ended September 30, 2019 compared to $12.4 million during the nine months ended September 30, 2018.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2019.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.  There were no significant changes during the quarter ended September 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2019	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: November 13, 2019	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer