Form 10-K
period 2019-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2020-03-27
CIK 1001171

Use these links to rapidly review the document

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Index to Consolidated Financial Statements Years ended December 31, 2019 and 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)
(323) 634-1700 (Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	BYFC	The Nasdaq Stock Market LLC
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $36,244,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 18, 2020, 19,282,571 shares of the Registrant's voting common stock and 8,756,396 shares of the Registrant's non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2020 annual meeting of stockholders, which will be filed no later than April 29, 2020, are incorporated by reference in Part III, Items 10 through 14 of this report.

i

Forward-Looking Statements

Certain statements herein, including without limitation, certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward-looking statements included in this Form 10-K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest-earning assets and the cost of our interest-bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management's judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current Administration in Washington, D.C.; (6) actions undertaken by both current and potential new competitors; (7) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (8) the effect of changes in economic conditions; (9) the effect of geopolitical uncertainties; (10) an inability to obtain and retain sufficient operating cash at our holding company; (11) the pending discontinuation of LIBOR as an interest rate benchmark; (12) the impact of the COVID-19 Pandemic on our future financial condition and operations; and (13) other risks and uncertainties detailed in this Form 10-K, including those described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is currently regulated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is currently regulated by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"). See "Regulation" for further descriptions of the regulatory systems to which the Company and the Bank are subject.

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

Business Overview

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly-owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal's principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by residential properties with five or more units ("multi-family") and commercial real estate. Our assets also include mortgage loans secured by residential properties with one-to-four units ("single family") that we originated or purchased in prior years. In addition, we invest in securities issued by federal government agencies, residential mortgage-backed securities and other investments.

Our revenue is derived primarily from interest income on loans and investments. Our principal costs are interest expenses that we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly monetary trends and conditions, including changes in market interest rates and the differences in market interest rates for the interest bearing deposits and borrowings that are our principal funding sources and the interest yielding assets in which we invest, as well as government policies and actions of regulatory authorities.

The ongoing COVID-19 Pandemic ("Pandemic") has caused significant disruption in the local, national and global economies and financial markets. Continuation and further spread of the Pandemic could cause additional quarantines, shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The Pandemic could disrupt our operations through its impact on our employees, depositors, borrowers, and the tenants of our multi-family loan borrowers.

The disruptions in the economy may impair the ability of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures, declining collateral values, and losses on our loans.

The Pandemic may also materially disrupt banking and other financial activity generally and in the Southern California area in which the Bank operates. This may result in a decline in customer demand for our products and services, including loans and deposits which could negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

In response to the anticipated economic effects of the Pandemic, the FRB has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the Pandemic. On March 22, 2020, the Federal Reserve announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi-family residential properties, single family residential properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2019, our net loan portfolio, excluding loans held for sale, totaled $397.8 million, or 90% of total assets.

We emphasize the origination of adjustable-rate mortgage loans ("ARMs"), most of which are hybrid ARM loans (ARM loans having an initial fixed rate period, followed by an adjustable rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that are subject to periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2019, more than 99.9% of our mortgage loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed-rate period or may be subject to interest rate floors. Loans in their initial fixed-rate period totaled $338.8 million or 85% of our gross loan portfolio at December 31, 2019.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$72,883	18.23%	$91,835	25.69%	$111,085	32.93%	$104,807	27.42%	$130,891	42.50%
Multi-family	287,378	71.90%	231,870	64.86%	187,455	55.57%	229,566	60.05%	118,616	38.52%
Commercial real estate	14,728	3.68%	5,802	1.62%	6,089	1.80%	8,914	2.33%	11,442	3.72%
Church	21,301	5.33%	25,934	7.25%	30,848	9.14%	37,826	9.90%	46,390	15.06%
Construction	3,128	0.78%	1,876	0.52%	1,678	0.50%	837	0.22%	343	0.11%
Commercial	262	0.07%	226	0.06%	192	0.06%	308	0.08%	270	0.09%
Consumer	21	0.01%	5	0.00%	7	0.00%	6	0.00%	4	0.00%

Gross loans	399,701	100.00%	357,548	100.00%	337,354	100.00%	382,264	100.00%	307,956	100.00%

Plus:
Premiums on loans purchased	171		259		360		510		709
Deferred loan costs, net	1,211		721		1,220		1,297		349
Less:
Unamortized discounts	54		43		14		14		15
Allowance for loan losses	3,182		2,929		4,069		4,603		4,828

Total loans held for investment	$397,847		$355,556		$334,851		$379,454		$304,171

Multi-Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi-family loans amounted to $287.4 million and $231.9 million at December 31, 2019 and 2018, respectively. Multi-family loans represented 72% of our gross loan portfolio at December 31, 2019 compared to 65% of our gross loan portfolio at December 31, 2018. The vast majority of our multi-family loans amortize over 30 years. As of December 31, 2019, our single largest multi-family credit had an outstanding balance of $7.1 million, was current, and was secured by a 33-unit apartment complex in Vista, California. At December 31, 2019, the average balance of a loan in our multi-family portfolio was $974 thousand.

Our commercial real estate loans amounted to $14.7 million and $5.8 million at December 31, 2019 and 2018, respectively. Commercial real estate loans represented 4% and 2% of our gross loan portfolios at December 31, 2019 and 2018, respectively. All the commercial real estate loans outstanding at December 31, 2019 were ARMs. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 10 years. As of December 31, 2019, our single largest commercial real estate credit had an outstanding principal balance of $4.4 million, was current and was secured by a commercial building located in Alhambra, California. At December 31, 2019, the average balance of a loan in our commercial real estate portfolio was $775 thousand.

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

Multi-family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi-family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi-family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out-of-state lending for all types of loans. As of December 31, 2019, our out-of-state loans totaled $1.8 million and our single largest out-of-state credit had an outstanding principal balance of $603 thousand, was current, and was secured by a church building located in Tacoma, Washington.

Our church loans totaled $21.3 million and $25.9 million at December 31, 2019 and 2018, respectively. Church loans represented 5% of our gross loan portfolio at December 31, 2019, compared to 7% of our gross loan portfolio at December 31, 2018. We ceased originating church loans in 2010. As of December 31, 2019, our single largest church loan had an outstanding balance of $1.5 million, was current, and was secured by a church building in Los Angles, California. At December 31, 2019, the average balance of a loan in our church loan portfolio was $418 thousand.

Single Family Mortgage Lending

While we have been primarily a multi-family and commercial real estate lender, we also have purchased or originated ARM loans secured by single family residential properties, including investor-owned properties, with maturities of up to 30 years. Single family loans totaled $72.9 million and $91.8 million at December 31, 2019 and 2018, respectively. Of the single family residential mortgage loans outstanding at December 31, 2019, more than 99% had adjustable rate features. During 2019 and 2018, we did not purchase any loans. Of the $72.9 million of single family loans at December 31, 2019, $6.1 million are secured by investor-owned properties.

The interest rates for our single family ARMs are indexed to COFI, 1-Month LIBOR, 6-Month LIBOR, 12-MTA and 1-Yr. CMT. We currently offer loans with interest rates that adjust either semi-annually or semi-annually upon expiration of a three- or five-year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Most of our single family adjustable rate loans behave like fixed rate loans because the loans are still be in their initial fixed rate period or are be subject to interest rate floors.

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

The mortgage loans that we originate generally include due-on-sale clauses, which provide us with the contractual right to declare the loan immediately due and payable if the borrower transfers ownership of the property.

Construction Lending

Construction loans totaled $3.1 million and $1.9 million at December 31, 2019 and 2018, respectively, representing less than 1% of our gross loan portfolio. We provide loans for the construction of single family, multi-family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan-to-value ratio not exceeding 75% to 80% and a loan-to-cost ratio not exceeding 70% to 80% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project's completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease-up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. Construction loans totaling $1.7 million and $1.9 million were originated during 2019 and 2018, respectively.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2019	2018	2017
	(In thousands)
Gross loans (1):
Beginning balance	$363,761	$359,686	$382,264
Loans originated:
Multi-family	103,123	96,034	114,489
Commercial Real Estate	9,521	1,017	-
Construction	1,681	1,861	841
Commercial	49	48	69

Total loans originated	114,374	98,960	115,399

Loans purchased:
Single family	-	-	24,640

Total loans purchased	-	-	24,640

Less:
Principal repayments	55,742	75,542	65,169
Sales of loans	22,703	19,332	96,945
Loan charge-offs	-	-	-
Lower of cost or fair value adjustment on loans held for sale	(11)	11	-
Transfer of loans to real estate owned	-	-	503

Ending balance (2)	$399,701	$363,761	$359,686

(1)
Amount is before deferred origination costs, purchase premiums and discounts.
(2)
No loans were held for sale at December 31, 2019. At December 31, 2018, the ending balance includes loans receivable held for sale of $6.2 million.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 96%, 95% and 67% of multi-family and commercial loan originations during 2019, 2018 and 2017, respectively, were sourced from wholesale loan brokers. All construction loan originations were derived from our loan personnel. No single family or consumer loans were originated during the last three years. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered, and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which appraisal is performed by an independent licensed or certified appraiser designated and approved by us. The Bank's Board of Directors (the "Board") annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

The Board has authorized the following loan approval limits: if the total of the borrower's existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower's existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower's existing loans and the loan under consideration is from $2,000,001 to $7,000,000, the new loan must be approved by a Senior Underwriter, the Chief Executive Officer and Chief Credit Officer of the Bank, plus a majority of the Board-appointed non-management Loan Committee members. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2019 or 2018. During 2017, we purchased $24.6 million principal amount of single family loans, which are being serviced by the seller.

We originate loans for investment and for sale. Loan sales are generally made from the loans held-for-sale portfolio and from loans originated during the period that are designated as held for sale. During 2019, we originated $15.2 million of multi-family loans for sale, transferred $1.5 million of multi-family loans to held-for-sale from held-for-investment and sold $22.7 million of multi-family loans in order to comply with regulatory loan concentration guidelines. During 2018, we originated $20.2 million of multi-family loans for sale, transferred $16.9 million of multi-family loans from held-for-sale to held-for-investment and sold $19.3 million of multi-family loans.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2019 and 2018, we serviced $1.2 million and $2.6 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2019 and 2018, we had $9 thousand and $18 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2019 and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
After one year:
One year to five years	$1,331	$-	$3,257	$18,920	$-	$62	$-	$23,570
After five years	71,552	287,378	10,836	432	-	200	-	370,398

Total due after one year	72,883	287,378	14,093	19,352	-	262	-	393,968
One year or less	-	-	635	1,949	3,128	-	21	5,733

Total	$72,883	$287,378	$14,728	$21,301	$3,128	$262	$21	$399,701

Loans in their initial fixed rate period totaled $338.8 million or 85% of our loan portfolio at December 31, 2019. The average initial fixed rate period as of December 31, 2019 was 2.2 years.

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

Delinquencies

We perform a weekly review of all delinquent loans and a monthly loan delinquency report is made to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take several steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the type of loan, the type of property securing the loan, and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non-payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent, and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings on all real property securing the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of intent to foreclose upon expiration of the applicable grace period. Decisions not to commence foreclosure upon expiration of the notice of intent to foreclose for commercial real estate loans are made on a case-by-case basis. We may consider loan workout arrangements with these commercial real estate types of borrowers in certain circumstances.

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2019				December 31, 2018				December 31, 2017

	Loans delinquent				Loans delinquent				Loans delinquent

	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
Single family	1	$18	-	$-	1	$35	-	$-	1	$50	-	$-

Total	1	$18	-	$-	1	$35	-	$-	1	$50	-	$-

% of Gross Loans (1)		0.00%		0.00%		0.01%		0.00%		0.01%		0.00%

(1)
Includes loans receivable held for sale at December 31, 2018 and 2017.

Non-Performing Assets

Non-performing assets ("NPAs") include non-accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure ("REO"). NPAs at December 31, 2019 decreased to $424 thousand, or 0.10% of total assets, from $1.7 million, or 0.43% of total assets, at December 31, 2018.

Non-accrual loans decreased by $487 thousand to $424 thousand at December 31, 2019, from $911 thousand at December 31, 2018. These loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings ("TDRs") that do not qualify for accrual status. As of December 31, 2019, $406 thousand, or 96% of our non-accrual loans, were current in their payments, but were treated as non-accrual primarily because of deficiencies in non-payment matters related to the borrowers, such as lack of current financial information. The $487 thousand decrease in non-accrual loans during the year ended December 31, 2019 was due to upgrades of $423 thousand of non-accrual loans to accrual status and repayments of $82 thousand, offset by downgrades of $18 thousand of loans to non-accrual status.

The following table provides information regarding our non-performing assets at the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Single family	$18	$-	$-	$-	$302
Multi-family	-	-	-	-	779
Commercial real estate	-	-	-	-	259
Church	406	911	1,766	2,944	2,887
Commercial	-	-	-	-	-

Total non-accrual loans	424	911	1,766	2,944	4,227
Loans delinquent 90 days or more and still accruing	-	-	-	-	-
Real estate owned acquired through foreclosure	-	833	878	-	360

Total non-performing assets	$424	$1,744	$2,644	$2,944	$4,587

Non-accrual loans as a percentage of gross loans, including loans receivable held for sale	0.11%	0.25%	0.49%	0.77%	1.37%
Non-performing assets as a percentage of total assets	0.10%	0.43%	0.64%	0.69%	1.14%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2019 or 2018. We had no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2019.

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

We may agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non-accrual loans modified in a TDR remain on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non-accrual loans totaled $406 thousand at December 31, 2019 and $591 thousand at December 31, 2018. Excluded from non-accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $4.7 million at December 31, 2019 and $6.4 million at December 31, 2018.

During 2019, gross interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms, totaled $63 thousand. Actual interest recognized on non-accrual loans and included in net income for the year 2019 was $567 thousand, reflecting interest recoveries on non-accrual loans that were paid off.

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

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non-interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property's estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. During 2019 and 2018, the Bank did not foreclose on any loans. At December 31, 2018, the Bank had one REO which was sold during 2019. The Bank had no REO as of December 31, 2019.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as "Watch" and "Special Mention," and problem assets as "Substandard," "Doubtful" or "Loss". An asset is considered "Watch" if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered "Special Mention" if the loan is current but there are some potential weaknesses that deserve management's close attention. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated "Special Mention." Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly.

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard and REO) at the dates indicated:

	December 31, 2019		December 31, 2018

	Number	Amount	Number	Amount

	(Dollars in thousands)
Watch loans	2	$822	2	$672
Special mention loans	-	-	1	35

Total criticized loans	2	822	3	707

Substandard loans	11	4,153	15	5,487
REO	-	-	1	833

Total classified assets	11	4,153	16	6,320

Total	13	$4,975	19	$7,027

Classified assets decreased to $4.2 million at December 31, 2019, from $6.3 million at December 31, 2018, primarily due to $1.2 million of payoffs, $833 thousand of REO sale, $174 thousand of paydowns, and a $10 thousand classification upgrade, offset by an $18 thousand classification downgrade. Criticized assets increased to $822 thousand at December 31, 2019, from $708 thousand at December 31, 2018, primarily due to a $392 thousand classification downgrade, offset by a $246 thousand classification upgrade and $32 thousand of repayments.

Allowance for Loan Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan and lease losses ("ALLL") in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The ALLL represents our management's best estimate of probable incurred credit losses in our loan portfolio as of the date of the consolidated financial statements. Our ALLL is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable, but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management's estimates.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2019, impaired loans totaled $5.3 million and had an aggregate specific allowance allocation of $147 thousand.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (single family, multi-family, commercial real estate, construction, commercial and consumer) and loan classification (pass, watch, special mention, substandard and doubtful). With the use of a migration to loss analysis, we calculate our historical loss rate and assign estimated loss factors to the loan classification categories based on our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $3.2 million, or 0.79% of loans held for investment was appropriate at December 31, 2019, compared to $2.9 million, or 0.82% of loans held for investment at December 31, 2018. The increase in ALLL compared to the prior year was due to the growth in the loan portfolio.

A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2019. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in thousands)
Single family	$312	9.80%	$368	12.56%	$594	32.93%	$367	27.42%	$597	42.50%
Multi-family	2,319	72.88%	1,880	64.19%	2,300	55.57%	2,659	60.05%	1,658	38.52%
Commercial real estate	133	4.18%	52	1.78%	71	1.80%	215	2.33%	469	3.72%
Church	362	11.38%	604	20.62%	1,081	9.14%	1,337	9.90%	2,083	15.06%
Construction	48	1.51%	19	0.65%	17	0.50%	8	0.22%	3	0.11%
Commercial	7	0.22%	6	0.20%	6	0.06%	17	0.08%	18	0.09%
Consumer	1	0.03%	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total allowance for loan losses	$3,182	100.00%	$2,929	100.00%	$4,069	100.00%	$4,603	100.00%	$4,828	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2019		2018		2017		2016		2015
	(Dollars in thousands)
Allowance balance at beginning of year	$2,929		$4,069		$4,603		$4,828		$8,465
Charge-offs:
Single family	-		-		-		-		(4)
Multi-family	-		-		-		-		-
Commercial real estate	-		-		-		-		-
Church	-		-		-		-		(85)
Commercial	-		-		-		-		-

Total charge-offs	-		-		-		-		(89)

Recoveries:
Single family	-		-		30		47		129
Commercial real estate	-		-		-		248		-
Church	260		114		536		22		23
Commercial	-		-		-		8		-

Total recoveries	260		114		566		325		152

Loan loss provision recapture	(7)		(1,254)		(1,100)		(550)		(3,700)

Allowance balance at end of year	$3,182		$2,929		$4,069		$4,603		$4,828

Net charge-offs (recoveries) to average loans, excluding loans receivable held for sale	(0.07%	)	(0.04%	)	(0.16%	)	(0.10%	)	(0.02% )
ALLL as a percentage of gross loans, excluding loans receivable held for sale	0.79%		0.82%		1.20%		1.20%		1.56%
ALLL as a percentage of total non-accrual loans	750.47%		321.51%		230.41%		156.35%		114.22%
ALLL as a percentage of total non-performing assets	750.47%		167.94%		153.90%		156.35%		105.25%

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, Federal Agency securities, government Agency-issued securities and mortgage-backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage-backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30-year amortizing hybrid ARM loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one-year or six-month adjustable rate mortgage loans. At December 31, 2019, our securities portfolio, consisting primarily of federal agency debt and mortgage-backed securities, totaled $11.0 million, or 2.5% of total assets.

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

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2019. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2019
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available-for-sale:
Federal agency mortgage-backed securities	$10	3.50%	$-	- %	$2,116	2.56%	$5,830	2.89%	$7,956	2.80%
Federal agency debt	-	- %	-	- %	-	- %	3,050	2.73%	3,050	2.73%

Total	$10	3.50%	$-	- %	$2,116	2.56%	$8,880	2.83%	$11,006	2.78%

At December 31, 2019, the mortgage-backed securities in our portfolio had an estimated remaining life of 4.4 years.

Sources of Funds

General

Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we obtain funds from the amortization and prepayment of loans and investment securities, sales of loans and investment securities, advances from the FHLB, and cash flows generated by operations.

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

We also open deposit accounts for customers throughout the United States through the Internet and deposit listing services. Deposits from the Internet and deposit listing services totaled $2.9 million and $11.7 million, respectively, at December 31, 2019 compared to $3.6 million and $12.3 million, respectively, at December 31, 2018.

We participate in a deposit program called the Certificate of Deposit Account Registry Service ("CDARS"). CDARS is a deposit placement service that allows us to place our customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network ("CDARS Reciprocal"). We may also accept deposits from other institutions when we have no reciprocal deposit ("CDARS One-Way Buy"). We had approximately $39.3 million in CDARS Reciprocal and $40.7 million in CDARS One-Way Buy at December 31, 2019, compared to $33.7 million in CDARS Reciprocal and $42.5 million in CDARS One-Way Buy at December 31, 2018.

The following table details the maturity periods of our certificates of deposit in amounts of $250 thousand or more at December 31, 2019.

	December 31, 2019
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$3,158	2.06%
Three to six months	5,788	2.27%
Six to twelve months	9,879	2.24%
Over twelve months	6,274	1.75%

Total	$25,099	2.10%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2019			2018			2017
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$25,297	8.86%	0.94%	$37,489	13.45%	1.07%	$38,318	13.14%	0.70%
Passbook deposits	45,548	15.95%	0.60%	41,975	15.00%	0.38%	39,064	13.39%	0.32%
NOW and other demand deposits	34,091	11.94%	0.04%	34,779	12.51%	0.09%	32,275	11.07%	0.07%
Certificates of deposit	180,611	63.25%	1.99%	164,703	59.04%	1.49%	181,993	62.40%	1.09%

Total	$285,547	100.00%	1.44%	$278,946	100.00%	1.10%	$291,650	100.00%	0.82%

Borrowings

We utilize short-term and long-term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2019, we had $84.0 million in FHLB advances and had the ability to borrow up to an additional $39.7 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2019	2018	2017
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$77,049	$77,729	$89,279
Maximum amount outstanding at any month-end during the year	$84,000	$98,000	$104,000
Balance outstanding at end of year	$84,000	$70,000	$65,000
Weighted average interest rate at end of year	2.32%	2.51%	1.86%
Average cost of advances during the year	2.42%	2.13%	1.97%
Weighted average maturity (in months)	18	24	18

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.44% at December 31, 2019. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company is required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. During 2019, the Company paid $765 thousand of scheduled principal. The Debentures may be called for redemption at any time.

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

Personnel

At December 31, 2019, we had 64 employees, which included 62 full-time and 2 part-time employees. We believe that we have good relations with our employees, and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal Bank, f.s.b, is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank is also a member of the Federal Home Loan Bank System and is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Broadway Financial Corporation is regulated, examined and supervised by the FRB and is also required to file certain reports and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

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

Changes in the applicable laws or regulations of the OCC, the FDIC, the FRB or other regulatory authorities, or changes in interpretations of such regulations or in agency policies or priorities, could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company's debt and equity securities. The Company and its stock are also subject to rules issued by The Nasdaq Stock Market LLC ("Nasdaq"), the principal exchange on which the Company's common stock is traded. Failure of the Company to conform to Nasdaq's rules could have an adverse impact on the Company and the value of the Company's equity securities.

The following paragraphs summarize certain laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that applies to us.

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau ("CFPB"). The CFPB has authority to supervise compliance with and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to banks and savings institutions of all sizes, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws and has developed a number of new enforcement theories and applications of these laws. The CFPB's supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets. The other federal financial regulatory agencies, however, as well as state attorneys general and state banking agencies and other state financial regulators, have been increasingly active in this area with respect to institutions over which they have jurisdiction.

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

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions and adjustments to capital as compared to previously existing regulations.

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

The Basel III Capital Rules also introduced a new "capital conservation buffer", composed entirely of CET1, in addition to the minimum risk-weighted capital to assets ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on January 1 of each subsequent year, until it reached 2.5% on January 1, 2019. As fully phased in, the Basel III Capital Rules now require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%, and (iv) a minimum leverage ratio of 4.0%. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III Capital Rules also provide for several deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded automatically; however, Broadway Federal qualified to make a one-time permanent election to continue to exclude these items. It made this election to avoid significant variations in the level of its capital that might otherwise occur as a result of the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands both the number of risk-weighting categories and the risk sensitivity of many categories. The risk weights assigned to a particular category of assets will depend on the nature of the assets and range from 0% for U.S. government and agency securities to 600% for certain equity exposures. On balance, the new standards result in higher risk weights for a number of asset categories.

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

At December 31, 2019, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2019 and 2018 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$18,897	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$25,196	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$33,595	8.00%	$28,318	10.00%
December 31, 2018:
Tier 1 (Leverage)	$49,433	12.03%	$16,439	4.00%	$20,549	5.00%
Common Equity Tier 1	$49,433	19.32%	$18,494	4.50%	$16,634	6.50%
Tier 1	$49,433	19.32%	$24,659	6.00%	$20,472	8.00%
Total Capital	$52,417	20.48%	$32,879	8.00%	$25,590	10.00%

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

The FDIC's overall premium rate structure is subject to change from time to time to reflect its actual and anticipated loss experience. The financial crisis that began in 2008 resulted in substantially higher levels of bank failures than had occurred in the immediately preceding years. These failures dramatically increased the resolution costs incurred by the FDIC and substantially reduced the available amount of the DIF.

As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated DIF reserve ratio from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. With the increase of the DIF reserve ratio to 1.17% on June 30, 2016, the range of initial assessment rates has declined for all banks from five to 35 basis points on an annualized basis to three to 30 basis points on an annualized basis. In order to reach a DIF reserve ratio of 1.35%, insured depository institutions with $10 billion or more in total assets are required to pay a quarterly surcharge equal to an annual rate of 4.5 basis points, in addition to regular assessments. The FDIC will impose a shortfall in the first quarter of 2020 on large banks that did not have a reserve of at least 1.35% by December 31, 2019. The FDIC will provide assessment credits to insured depository institutions, like Broadway Federal, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. During 2019, the Bank received two assessment credits totaling $56 thousand.

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

In September 2018, the OCC provided the Bank with a letter of "no supervisory objection" ("NSO") to management's request to increase the Bank's multi-family residential loan concentration limit of 450% of Tier 1 Capital plus ALLL to 500% of Tier 1 Capital plus ALLL. In October of 2018, the OCC provided the Bank with a NSO permitting the Bank to increase the non-multifamily commercial real estate loan concentration limit to 100% of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Based on a presentation by management to the Bank's board of directors on October 30, 2019, the board approved an increase in the multi-family residential loan concentration limit to 600% of Tier 1 Capital plus ALLL. The OCC will monitor concentration levels and whether the Bank's risk management practices continue to align with the Bank's risk profile.

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, or $7.8 million for Broadway Federal at December 31, 2019, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. We are in compliance with the limits applicable to loans to any one borrower. At December 31, 2019, our largest amount of loan to one borrower was $7.1 million, and the loan was performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations ("CRA"), requires each federal savings bank, as well as other lenders, to make efforts to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. The CRA requires the OCC to assess an institution's performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OCC assigns ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank's CRA performance has been rated by OCC as "outstanding" since 1995, and the Bank's "outstanding" rating was recently reaffirmed by OCC in its most recent CRA examination completed in April 2019.

The Bank is also subject to federal fair lending laws, including the Equal Credit Opportunity Act ("ECOA") and the Federal Housing Act ("FHA"), which prohibit discrimination in credit and residential real estate transactions on prohibited bases, including race, color, national origin, gender, and religion, among others. A lender may be liable under one or both acts in the event of overt discrimination, disparate treatment, or a disparate impact on a prohibited basis. The compliance of federal savings banks of the Bank's size with these acts is primarily supervised and enforced by the OCC. If the OCC determines that a lender has engaged in a pattern or practice of discrimination in violation of ECOA, the OCC refers the matter to the DOJ. Similarly, HUD is notified of violations of the FHA.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA") requires all federal savings banks to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank's permitted business activities in various respects, including operation under certain restrictions, such as limitations on new investments and activities, the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2019, the Bank was in compliance with the QTL test requirements.

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

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank's tax reserve for bad debts. The Bank has qualified under provisions of the Internal Revenue Code (the "Code") that in the past allowed qualifying savings institutions to establish reserves for bad debts, and to make additions to such reserves, using certain preferential methodologies. In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017, which lowered our federal income tax rate to 21% from 34% starting in 2018. See Note 11 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

California Taxes

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to "financial corporations." The applicable statutory tax rate is 10.84%.

ITEM 2. PROPERTIES

We conduct our business through three branch offices and a corporate office. Our loan service operation is also conducted from one of our branch offices. Our administrative and corporate operations are conducted from our corporate facility located at 5055 Wilshire Boulevard, Suite 500, Los Angeles. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

As of December 31, 2019, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.8 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2019 was $1.3 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $600 thousand during 2019.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration

Administrative/Loan Origination Center: 5055 Wilshire Blvd, Suite 500 Los Angeles, CA	Leased	2013	May 2021
Branch Offices: 5055 Wilshire Blvd, Suite 100 Los Angeles, CA	Leased	2013	May 2021
170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	-
4001 South Figueroa Street Los Angeles, CA	Owned	1996	-

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

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 1.50	$ 1.47	$ 2.00	$ 1.76
Low	$ 1.13	$ 1.21	$ 1.42	$ 1.42

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$ 2.55	$ 2.44	$ 2.20	$ 1.60
Low	$ 1.95	$ 1.92	$ 1.38	$ 0.95

The closing sale price for our common stock on the Nasdaq Capital Market on March 18, 2020 was $1.14 per share. As of March 18, 2020, we had 285 stockholders of record and 19,282,571 shares of voting common stock outstanding. At that date, we also had 8,756,396 shares of non-voting common stock outstanding. Our non-voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 "Business—Regulation" and Note 14 of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Broadway Federal's ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued under equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	455,000	$1.67	-
2018 Long Term Incentive Plan	-	-	834,177
Equity compensation plans not approved by security holders:
None	-	-	-

Total	455,000	$1.67	824,177

As of December 31, 2019, 416,764 shares of restricted stock and 42,168 shares of voting common stock had been issued under the 2018 Long Term Incentive Plan. In addition, as of December 31, 2019, under the 2008 LTIP, the Company had awarded 97,195 of cash-settled restricted stock units ("RSUs"), which vested on February 21, 2020. Our Board of Directors intends to consider issuing additional equity incentives in the future to certain key employees as a form of long-term compensation that will help align the interests of senior management with those of our stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10 K.

Overview

Total assets increased by $31.0 million to $440.4 million at December 31, 2019 from $409.4 million at December 31, 2018. The growth in total assets was primarily comprised of an increase of $42.3 million in net loans receivable held for investment offset by decreases of $6.2 million in loans receivable held for sale, $3.7 million in securities available for sale, $1.1 million in interest-bearing cash in other banks and $833 thousand in REO. The Bank had no REO as of December 31, 2019.

Total liabilities increased by $30.5 million to $391.5 million at December 31, 2019 from $361.0 million at December 31, 2018. The increase in total liabilities during 2019 resulted primarily from increases of $16.3 million in total deposits and $14.0 million in FHLB advances

We recorded a net loss of $206 thousand for the year ended December 31, 2019 compared to net earnings of $815 thousand for the year ended December 31, 2018. The decrease in earnings was primarily attributable to an increase of $1.2 million in interest expense on deposits and a decline of $1.2 million in the loan loss provision recapture during 2019 compared to 2018. Also, non-interest expense increased by $515 thousand during 2019 compared to 2018, primarily due to higher professional services fees of $491 thousand and higher compensation costs of $302 thousand, offset by a decrease of $288 thousand in other expenses, primarily due to lower REO costs of $166 thousand and lower marketing costs of $88 thousand. These items were partially offset by higher net interest income of $153 thousand and an increase in gain on sale of loans of $134 thousand during 2019 compared to 2018.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest earning assets) and interest expense is incurred from deposits and borrowings (interest bearing liabilities). Typically, our results of operations are also affected by our provision for or loan loss provision recapture, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans and REO, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2019, net interest income increased by $153 thousand to $10.5 million, from $10.3 million for the same period in 2018.

Interest and fees on loans receivable increased by $1.6 million for the year ended December 31, 2019 compared to the same period a year ago. The increase was primarily due to an increase of 32 basis points in the average yield on loans receivable, which increased loan interest income by $677 thousand, an increase of $542 thousand in interest recoveries on non-accrual loans, and an increase of $8.8 million in the average balance of loans receivable, which increased interest income by $347 thousand.

Interest income on securities decreased by $54 thousand for the year ended December 31, 2019 compared to the prior year due to a decrease of $2.5 million in the average balance of securities, which decreased interest income by $66 thousand, offset by an increase of 7 basis points in the average yield on securities, which increased interest income by $12 thousand.

Other interest income increased by $98 thousand for the year ended December 31, 2019 compared to the prior year. The increase in other interest income primarily resulted from a net increase in the average balance of interest earning cash deposits in other banks of $4.0 million, which increased interest income by $84 thousand, and an increase of 36 basis points in the average interest rate on deposits, which increased interest income by $61 thousand. These increases were partially offset by a decrease of $47 thousand in dividends on FHLB stock because the Bank received a special dividend during the fourth quarter of 2018 which it did not receive during 2019.

Interest expense on deposits increased by $1.2 million for the year ended December 31, 2019 compared to the prior year, primarily due to an increase of 39 basis points in the average cost of deposits, which increased interest expense by $1.0 million, and an increase of $6.6 million in the average balance of deposits, which increased interest expense by $174 thousand.

Interest expense on borrowings increased by $270 thousand for the year ended December 31, 2019 compared to the prior year, primarily due to an increase of $272 thousand in interest expense on FHLB advances. The interest expense on FHLB advances increased due to an increase of 29 basis points in the average cost of FHLB borrowings, which increased interest expense by $221 thousand and an increase of $2.3 million in the average balance of FHLB advances, which increased interest expense by $51 thousand. The increase in interest expense on FHLB advances was offset by a decrease of $2 thousand in interest expense on the Company's junior subordinated debentures due to a decrease of $209 thousand in the average balance of the Debentures, which decreased interest expense by $10 thousand, offset by an increase of 17 basis points in the average interest rate on the Debentures, which increased interest expense by $8 thousand.

Analysis of Net Interest Income

Net interest income is the difference between income on interest earning assets and the expense on interest bearing liabilities. Net interest income depends upon the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, deferred origination costs, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans that are on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the year ended December 31,
	2019				2018
(Dollars in Thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short-term investments	$19,447	$439		2.26%	$15,470	$294		1.90%
Securities	13,531	359		2.65%	16,019	413		2.58%
Loans receivable(1)	375,206	15,845	(2)	4.22%	366,453	14,279	(3)	3.90%
FHLB stock	2,916	204		7.00%	2,916	251		8.61%

Total interest-earning assets	411,100	$16,847		4.10%	400,858	$15,237		3.80%

Non-interest-earning assets	10,809				10,225

Total assets	$421,909				$411,083

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market deposits	$25,297	$222		0.88%	$37,489	$320		0.85%
Passbook deposits	45,548	285		0.63%	41,975	175		0.42%
NOW and other demand deposits	34,091	11		0.03%	34,779	31		0.09%
Certificate accounts	180,611	3,758		2.08%	164,703	2,563		1.56%

Total deposits	285,547	4,276		1.50%	278,946	3,089		1.11%
FHLB advances	77,049	1,862		2.42%	74,729	1,590		2.13%
Junior subordinated debentures	4,891	248		5.07%	5,100	250		4.90%

Total interest-bearing liabilities	367,487	$6,386		1.74%	$358,775	$4,929		1.37%

Non-interest-bearing liabilities	5,566				4,699
Stockholders' Equity	48,856				47,609

Total liabilities and stockholders' equity	$421,909				$411,083

Net interest rate spread (4)		$10,461		2.36%		$10,308		2.43%

Net interest rate margin (5)				2.54%				2.57%
Ratio of interest-earning assets to interest-bearing liabilities				111.87%				111.73%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)
Includes non-accrual interest of $567 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $254 thousand for the year ended December 31, 2019.
(3)
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

Changes in our net interest income are a function of changes in both rates and volumes of interest earning assets and interest bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate

(changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2019 Compared to Year ended December 31, 2018			Year ended December 31, 2018 Compared to Year ended December 31, 2017
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other short-term investments	$84	$61	$145	$(232)	$153	$(79)
Securities	(66)	12	(54)	66	29	95
Loans receivable, net	347	1,219	1,566	(588)	(530)	(1,118)
FHLB stock	-	(47)	(47)	6	46	52

Total interest-earning assets	365	1,245	1,610	(748)	(302)	(1,050)

Interest-bearing liabilities:
Money market deposits	(107)	9	(98)	(6)	58	52
Passbook deposits	16	94	110	10	40	50
NOW and other demand deposits	(1)	(19)	(20)	2	9	11
Certificate accounts	266	929	1,195	(203)	781	578

Total deposits	174	1,013	1,187	(197)	888	691
FHLB advances	51	221	272	(302)	141	(161)
Junior subordinated debentures	(10)	8	(2)	-	51	51

Total interest-bearing liabilities	215	1,242	1,457	(499)	1,080	581

Change in net interest income	$150	$3	$153	$(249)	$(1,382)	$(1,631)

Loan Loss Provision/Recapture

For the year ended December 31, 2019, we recorded a net loan loss provision recapture of $7 thousand, which was comprised of a loan loss provision recapture of $348 thousand in the first quarter due to payoffs of non-accrual loans, offset by loan loss provisions of $47 thousand in the third quarter and $294 thousand in the fourth quarter due to growth in the loan portfolio. In contrast, the Bank recorded a loan loss provision recapture of $1.3 million for calendar year 2018 due to the overall improvement in the environmental factors used in the Bank's analysis of the ALLL. See "Allowance for Loan Losses" for additional information.

Non-Interest Income

For the year ended December 31, 2019, non-interest income totaled $1.1 million compared to $865 thousand for the same period a year ago. The increase of $187 thousand in non-interest income was primarily due to an increase of $134 thousand in gain on sale of loans, an increase of $42 thousand in service charges on deposits, and an increase in miscellaneous fees of $11 thousand during 2019 compared to 2018.

Non-Interest Expense

For the year ended December 31, 2019, non-interest expense totaled $12.1 million compared to $11.6 million for the same period a year ago. The increase of $515 thousand in non-interest expense was primarily due to increases of $491 thousand in professional services expense ($315 thousand of which was related to non-recurring matters), $302 thousand in compensation and benefits expense and $66 thousand in information services expenses, offset primarily by decreases of $288 thousand in other expenses (primarily due to decreases of $166 thousand in REO expense, $88 thousand in marketing expense, $68 thousand in FDIC insurance expense (primarily due to $56 thousand of Small Bank Assessment credits that the Bank received due to FDIC excess reserves) and $11 thousand in supervisory examination costs), $16 thousand in amortization of an investment in a low-income housing limited partnership, $14 thousand in corporate insurance expense, $13 thousand in occupancy expense, and $9 thousand in costs of office services and supplies.

Professional services expense increased by $491 thousand during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to $285 thousand in legal-related matters, $116 thousand in third party audit costs, and $90 thousand in consulting fees.

Compensation and benefits expense increased by $302 thousand during the year ended December 31, 2019 compared to the same period of 2018 primarily due to increases of $281 thousand in stock-related salary costs, $46 thousand in salary costs and $8 thousand in deferred compensation costs associated with loans originated for the portfolio, offset by decreases of $28 thousand in other benefits cost and $7 thousand in other employment related costs.

Income Taxes

We recorded an income tax benefit of $345 thousand for the year ended December 31, 2019 and an income tax expense of $56 thousand for the year ended December 31, 2018. The income tax benefit for 2019 included a tax benefit of $147 thousand on our pretax loss of $551 thousand and tax credits of $198 thousand. Income tax expense for the year 2018 resulted from a standard tax provision of $261 thousand, offset by tax credits of $205 thousand.

The deferred tax asset totaled $5.2 million at December 31, 2019 and $5.0 million at December 31, 2018. See Note 1 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified "testing" period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 and has determined that the Company did not undergo an ownership change during 2019 or 2018 and any potential limitations imposed under Section 382 do not currently apply.

Comparison of Financial Condition at December 31, 2019 and 2018

Total Assets

Total assets increased by $31.0 million to $440.4 million at December 31, 2019 from $409.4 million at December 31, 2018. The growth in total assets was primarily comprised of an increase of $42.3 million in net loans receivable held for investment offset by decreases of $6.2 million in loans receivable held for sale, $3.7 million in securities available for sale, $1.1 million in interest-bearing cash in other banks and $833 thousand in REO. The Bank had no REO as of December 31, 2019.

Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2019 compared to $6.2 million as of December 31, 2018. During 2019, the Bank originated $15.2 million in loans held for sale, transferred $1.5 million to loans held for sale from loans held for investment, sold $22.8 million in loans held for sale, and received $115 thousand in loan repayments. During 2018, the Bank originated $20.2 million in loans held for sale, transferred $16.9 million to loans held for investment, sold $19.3 million in loans held for sale and received $159 thousand in loan repayments.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $397.8 million at December 31, 2019, compared to $355.6 million at December 31, 2018. During 2019, the Bank originated $114.4 million in new loans, $103.1 million of which were multi-family loans, $9.5 million of which were commercial real estate loans, $1.7 million of which were construction loans, and $49 thousand of which were commercial loans. Of the multi-family loans originated, we allocated $87.9 million, or 85%, to loans held for investment and $15.2 million, or 15%, to loans held for sale. In addition, we transferred net loans of $1.5 million to loans held for sale from loans held for investment during 2019. During 2018, the Bank originated $99.0 million in new loans, $96.0 million of which were multi-family loans. Of the multi-family loans originated during 2018, we allocated $75.8 million, or 79%, to loans held for investment and $20.2 million, or 21%, to loans held for sale. We transferred $16.9 million of loans to loans held for investment from loans held for sale during 2018.

No loans were transferred to REO during 2019 or 2018. The one REO owned by the Bank as of December 31, 2018 was sold during the first quarter of 2019.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management's judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly we assess the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL increased to $3.2 million or 0.79% of our gross loans receivable held for investment at December 31, 2019 compared to $2.9 million, or 0.82% of our gross loans receivable held for investment at December 31, 2018. The ALLL increased by $253 thousand during 2019 due to loan loss recoveries of $260 thousand, offset by a net loan loss recapture of $7 thousand. During 2019, the Bank recorded a loan loss provision recapture of $348 thousand in the first quarter of 2019, offset by loan loss provisions of $47 thousand in the third quarter and $294 thousand in the fourth quarter due to growth in the loan portfolio. In contrast, during 2018, the ALLL decreased by $1.2 million to $2.9 million from $4.1 million at December 31, 2017 due to a loan loss provision recapture of $1.3 million, offset by loan loss recoveries of $114 thousand. The reduction in ALLL during 2018 was due to the overall improvement in the environmental factors used in the Company's analysis of the allowance for loan and lease losses.

Our loan delinquencies and non-performing loans ("NPLs") are at their lowest levels since December 2009. We had total delinquencies of $18 thousand at December 31, 2019 compared to $35 thousand at December 31, 2018. NPLs consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2019, NPLs totaled $424 thousand compared to $911 thousand at December 31, 2018. The decrease of $487 thousand in NPLs was primarily due to payoffs of $423 thousand, repayments of $83 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2019, $406 thousand of our $424 thousand of NPLs were current in their payments. Also, in determining the ALLL, we consider the ratio of the ALLL to NPLs, which increased to 750.47% at December 31, 2019 from 321.51% at December 31, 2018.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There were no loan charge-offs during 2019 and 2018. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, any losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to prior charge-offs and increases in collateral values, the average recorded investment in NPLs was only 21% of estimated fair value less estimated selling costs as of December 31, 2019.

Loan loss recoveries totaled $260 thousand during 2019 and $114 thousand during 2018. Recoveries during 2019 and 2018 primarily resulted from the payoffs of non-accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2019 were $5.3 million, compared to $6.4 million at December 31, 2018. The decrease of $1.1 million in impaired loans was primarily due to payoffs and repayments. Specific reserves for impaired loans were $147 thousand or 2.74% of the aggregate impaired loan amount at December 31, 2019 compared to $227 thousand, or 3.56% of the aggregate impaired loan amount at December 31, 2018. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.76% at December 31, 2019 compared to 0.77% at December 31, 2018. The decrease in the coverage ratio during 2019 was due to overall improvement in the credit quality of the loan portfolio, which had a favorable impact on the environmental factors used in our analysis of the ALLL.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2019, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Total Liabilities

Total liabilities increased by $30.5 million to $391.5 million at December 31, 2019 from $361.0 million at December 31, 2018. The increase in total liabilities was primarily comprised of increases of $16.3 million in deposits and $14.0 million in FHLB advances.

Deposits

Deposits increased by $16.3 million to $297.7 million at December 31, 2019 from $281.4 million at December 31, 2018, which consisted of an increase of $17.7 million in CDs and a decrease of $1.4 million in liquid deposits.

One customer relationship accounted for approximately 10% of our deposits at December 31, 2019. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at December 31, 2019 consisted of advances to the Bank from the FHLB of $84.0 million, and junior subordinated debentures issued by the Company of $4.3 million, compared to advances from the FHLB of $70.0 million and junior subordinated debentures of $5.1 million at December 31, 2018. During 2019, the Bank paid off $8.0 million in maturing FHLB advances, borrowed $22.5 million in new advances from the FHLB and repaid $765 thousand of its junior subordinated debentures.

The weighted average cost of FHLB advances increased by 29 basis points to 2.42% at December 31, 2019 from 2.13% at December 31, 2018 primarily due to higher interest rates.

Stockholders' Equity

Stockholders' equity was $48.8 million, or 11.09% of the Company's total assets at December 31, 2019, compared to $48.4 million, or 11.83% of the Company's total assets at December 31, 2018. The Company's book value was $1.75 per share as of December 31, 2019, compared to $1.77 per share as of December 31, 2018.

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank's sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. The approved limit and collateral requirement would have permitted the Bank to borrow an additional $39.7 million at December 31, 2019.

The Bank's primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank's liquid assets at December 31, 2019 consisted of $15.6 million in cash and cash equivalents and $11.0 million in securities available-for-sale that were not pledged, compared to $16.7 million in cash and cash equivalents and $14.7 million in securities available-for-sale that were not pledged at December 31, 2018. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company's liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, including the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank in 2017, 2018 and 2019. The Bank is currently under no prohibition to pay dividends but is subject to restrictions as to the amount of the dividends it can pay based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $8.5 million and $234 thousand during the years ended December 31, 2019 and 2018, respectively. Net cash inflows from operating activities during 2019 were primarily attributable to proceeds from sales and repayments of loans receivable held for sale of $23.1 million, offset by originations of loans receivable held for sale of $15.2 million. Net cash inflows from operating activities during 2018 were primarily attributable to proceeds from sales and repayments of loans receivable held for sale of $19.6 million, offset by originations of loans receivable held for sale of $20.3 million and a loan loss recapture of $1.3 million.

The Company recorded consolidated net cash outflows from investing activities of $39.1 million and $818 thousand during the years ended December 31, 2019 and 2018, respectively. Net cash outflows from investing activities during 2019 were primarily attributable to a net increase in loans receivable held for investment of $44.0 million, offset by principal repayments on available-for-sale securities of $4.1 million and proceeds from the sale of REO of $820 thousand. Net cash outflows from investing activities during 2018 were primarily attributable to a net increase in loans receivable held for investment of $3.2 million, offset by principal repayments on available-for-sale securities of $2.4 million.

The Company recorded consolidated net cash inflows from financing activities of $29.5 million during the year ended December 31, 2019 and net cash outflows from financing activities of $5.0 million during the year ended December 31, 2018. Net cash inflows from financing activities during 2019 were primarily attributable to an increase in proceeds from FHLB advances of $22.0 million and an increase in deposits of $16.3 million, offset by repayments of FHLB advances of $8.0 million and repayments of junior subordinated debentures of $765 thousand. Net cash outflows from financing activities during 2018 were primarily attributable to repayments of FHLB advances of $27.5 million and a net outflow of deposits of $9.9 million, offset by an increase in proceeds from FHLB advances of $32.5 million.

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

Lending commitments include commitments to originate loans and to fund lines of credit. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2019.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$168,441	$20,823	$971	$-	$190,235
FHLB advances	33,500	40,500	10,000	-	84,000
Junior subordinated debentures	1,020	2,040	1,275	-	4,335
Commitments to originate loans	5,930	-	-	-	5,930
Commitments to fund unused lines of credit	1,670	-	-	300	1,970
Operating lease obligations	529	182	-	-	711

Total contractual obligations	$211,090	$63,545	$12,246	$300	$287,181

Impact of Inflation and Changing Prices

Our consolidated financial statements, including accompanying notes, have been prepared in accordance with GAAP which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in increased costs of our operations. Unlike industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Real Estate Owned ("REO")

REO consists of property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to REO is charged to the allowance for loan losses. After the transfer to REO, if the fair value of the property less estimated selling costs declines to an amount less than the carrying value of the property, the deficiency is charged to income as a provision expense and a valuation allowance is established. Operating costs after acquisition are expensed as incurred. Due to changing market conditions, there are inherent uncertainties in the assumptions made with respect to the estimated fair value of REO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, we determined that no valuation allowance was required on our deferred tax assets, which totaled $5.2 million and $5.0 million at December 31, 2019 and 2018, respectively. See Note 11 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2019, an evaluation was performed under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

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

With the participation of the Company's CEO and CFO, management has conducted an evaluation of the effectiveness of the Company's system of internal control over financial reporting. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was effective as of December 31, 2019.

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

Changes in internal control over financial reporting

There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer)	/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Los Angeles, CA March 27, 2020	Los Angeles, CA March 27, 2020

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance", that will be filed with the Securities and Exchange Commission in connection with the Company's 2020 Annual Meeting of Stockholders (the "Company's Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Executive Compensation" and "Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Certain Relationships and Related Transactions" and "Election of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. See Index to Consolidated Financial Statements.

    2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included under Item 8, "Financial Statements and Supplementary Data."

  (b)
  List of Exhibits

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016)
3.3	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 10, 2019)
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Rights Agreement between Broadway Financial Corporation and Computershare Trust Company, N.A., as rights agent (Exhibit 4.1 to Form 8-K filed by Registrant on September 10, 2019)
10.1**	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10-K filed by Registrant on March 28, 2016)
10.2**	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10-Q filed by Registrant on August 12, 2016)
10.3**
Amended Form of Stock Option Agreement for stock options granted pursuant to Amended and Restated Broadway Financial Corporation 2008 Long-Term Incentive Plan (Exhibit 10.1 to Form 10-Q filed by Registrant on August 12, 2016)
10.5**	Broadway Financial Corporation 2018 Long-Term Incentive Plan (Exhibit 10.5 to Form 10-K filed by Registrant on March 29, 2019)
10.6**	Form of Award Agreement for grants of restricted stock pursuant to Broadway Financial Corporation 2018 Long-Term Incentive Plan (Exhibit 10.6 to Form 10-K filed by Registrant on March 29, 2019)
10.7**	Employment Agreement, dated as of March 22, 2017, for Wayne-Kent A. Bradshaw (Exhibit 10.7 to Form 10-K filed by Registrant on March 29, 2019)
10.10**
Award Agreement, dated as of February 27, 2019 for grant of restricted stock to Wayne-Kent A. Bradshaw pursuant to Broadway Financial Corporation 2018 Long-Term Incentive Plan (Exhibit 10.10 to Form 10-K filed by Registrant on March 29, 2019)
10.11**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey (Exhibit 10.11 to Form 10-K filed by Registrant on March 29, 2019)
10.12**	Employment Agreement, dated as of May 1, 2017, for Norman Bellefeuille (Exhibit 10.12 to Form 10-K filed by Registrant on March 29, 2019)
10.13**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud (Exhibit 10.13 to Form 10-K filed by Registrant on March 29, 2019)

Exhibit Number*
10.14**	Broadway Federal Bank Incentive Compensation Plan (Exhibit 10.14 to Form 10-K filed by Registrant on March 29, 2019)
10.16	Stock Purchase Agreement, dated as of December 21, 2016, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10-K filed by Registrant on March 27, 2017)
10.20
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Miguel Paredes, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016 (Exhibit 10.12 to Form 10-K filed by Registrant on March 27, 2017)
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

BROADWAY FINANCIAL CORPORATION
By:	/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer
Date:	March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne-Kent A. Bradshaw Wayne-Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)	Date: March 27, 2020
/s/ Brenda J. Battey Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 27, 2020
/s/ Virgil P. Roberts Virgil P. Roberts Chairman of the Board	Date: March 27, 2020
/s/ Robert C. Davidson, Jr. Robert C. Davidson, Jr. Director	Date: March 27, 2020
/s/ Jack T. Thompson Jack T. Thompson Director	Date: March 27, 2020
/s/ Daniel A. Medina Daniel A. Medina Director	Date: March 27, 2020
/s/ Dutch C. Ross III Dutch C. Ross III Director	Date: March 27, 2020
/s/ Erin Selleck Erin Selleck Director	Date: March 27, 2020

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Los Angeles, California
March 27, 2020

We have served as the Company's auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2019	December 31, 2018
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$3,016	$4,124
Interest-bearing deposits in other banks	12,550	12,527

Cash and cash equivalents	15,566	16,651
Investment securities available-for-sale, at fair value	11,006	14,722
Loans receivable held for sale, at lower of cost or fair value	—	6,231
Loans receivable held for investment, net of allowance of $3,182 and $2,929	397,847	355,556
Accrued interest receivable	1,223	1,143
Federal Home Loan Bank (FHLB) stock	2,916	2,916
Office properties and equipment, net	2,783	2,242
Bank owned life insurance	3,100	3,047
Deferred tax assets, net	5,220	5,045
Investment in affordable housing limited partnership	163	342
Real estate owned (REO)	—	833
Other assets	545	669

Total assets	$440,369	$409,397

Liabilities and stockholders' equity
Liabilities:
Deposits	$297,724	$281,414
FHLB advances	84,000	70,000
Junior subordinated debentures	4,335	5,100
Advance payments by borrowers for taxes and insurance	1,033	1,055
Accrued expenses and other liabilities	4,429	3,392

Total liabilities	391,521	360,961

Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2019 and December 31, 2018; issued 21,729,249 shares at December 31, 2019 and 21,280,228 shares at December 31, 2018; outstanding 19,111,423 shares at December 31, 2019 and 18,662,402 shares at December 31, 2018	218	213
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2019 and December 31, 2018; issued and outstanding 8,756,396 shares at December 31, 2019 and December 31, 2018	87	87
Additional paid-in capital	46,426	46,141
Retained earnings	8,425	8,631
Unearned Employee Stock Ownership Plan (ESOP) shares	(959)	(1,027)
Accumulated other comprehensive loss, net of tax	(23)	(283)
Treasury stock-at cost, 2,617,826 shares at December 31, 2019 and at December 31, 2018	(5,326)	(5,326)

Total stockholders' equity	48,848	48,436

Total liabilities and stockholders' equity	$440,369	$409,397

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2019	2018
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$15,845	$14,279
Interest on investment securities	359	413
Other interest income	643	545

Total interest income	16,847	15,237

Interest Expense:
Interest on deposits	4,276	3,089
Interest on borrowings	2,110	1,840

Total interest expense	6,386	4,929

Net interest income before loan loss provision recapture	10,461	10,308
Loan loss provision recapture	7	1,254

Net interest income after loan loss provision recapture	10,468	11,562

Non-Interest Income:
Service charges	491	449
Net gain on sales of loans	204	70
CDFI grant	233	233
Other	124	113

Total non-interest income	1,052	865

Non-Interest Expense:
Compensation and benefits	7,357	7,055
Occupancy expense	1,265	1,278
Information services	888	822
Professional services	1,144	653
Office services and supplies	280	289
Loan related expenses	163	167
Corporate insurance	133	147
Amortization of investment in affordable housing limited partnership	179	195
Other	662	950

Total non-interest expense	12,071	11,556

(Loss) income before income taxes	(551)	871
Income tax (benefit) expense	(345)	56

Net (loss) income	$(206)	$815

Other comprehensive loss, net of tax:
Unrealized gains (loss) on securities available-for-sale arising during the period	$369	$(292)
Income tax expense (benefit)	109	(90)

Other comprehensive income (loss), net of tax	260	(202)

Comprehensive income	$54	$613

(Loss) earnings per common share-basic	$(0.01)	$0.03

(Loss) earnings per common share-diluted	$(0.01)	$0.03

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	30,069,045	$300	$46,117	$7,816	$(1,095)	$(81)	(5,326)	$47,731
Net income	-	-	-	815	-	-	-	815
Common stock issued for services	18,906	-	45	-	-	-	-	45
Common stock repurchased for tax withholdings	(51,327)	-	(108)	-	-	-	-	(108)
Release of unearned ESOP shares	-	-	12	-	68	-	-	80
Change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	-	(202)	-	(202)
Restricted stock compensation expense	-	-	36	-	-	-	-	36
Stock-based compensation expense	-	-	39	-	-	-	-	39

Balance at December 31, 2018	30,036,624	$300	$46,141	$8,631	$(1,027)	$(283)	$(5,326)	$48,436
Net loss	-	-	-	(206)	-	-	-	(206)
Common stock issued for services	42,168	1	52	-	-	-	-	53
Common stock repurchased for tax withholdings	-	-	(14)	-	-	-	-	(14)
Release of unearned ESOP shares	-	-	(3)	-	68	-	-	65
Change in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	-	260	-	260
Restricted stock compensation expense	406,853	4	212	-	-	-	-	216
Stock-based compensation expense	-	-	38	-	-	-	-	38

Balance at December 31, 2019	30,485,645	$305	$46,426	$8,425	$(959)	$(23)	$(5,326)	$48,848

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(206)	$815
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loan loss provision recaptures	(7)	(1,254)
Provision for losses on REO	13	45
Depreciation	227	241
Reversal of valuation allowance on loan held for sale	(12)	—
Net amortization of deferred loan origination costs	254	605
Net amortization of premiums on mortgage-backed securities	30	36
Amortization of investment in affordable housing limited partnership	179	195
Stock-based compensation expense	254	75
Stocks granted to directors	53	45
ESOP compensation expense	65	80
Earnings on bank owned life insurance	(53)	(53)
Originations of loans receivable held for sale	(15,182)	(20,288)
Proceeds from sales and repayments of loans receivable held for sale	23,074	19,626
Gain on sale of loans receivable held for sale	(204)	(70)
Changes in operating assets and liabilities
Net change in deferred taxes	(284)	155
Net change in accrued interest receivable	(80)	(70)
Net change in other assets	124	187
Net change in advance payments by borrowers for taxes and insurance	(22)	(16)
Net change in accrued expenses and other liabilities	310	(120)

Net cash provided by operating activities	8,533	234

Cash flows from investing activities:
Net change in loans receivable held for investment	(43,983)	(3,185)
Principal payments on available-for-sale securities	4,055	2,444
Proceeds from sales of REO	820	—
Additions to office properties and equipment	(41)	(77)

Net cash used in investing activities	(39,149)	(818)

Cash flows from financing activities:
Net change in deposits	16,310	(9,876)
Proceeds from FHLB advances	22,000	32,500
Repayments on FHLB advances	(8,000)	(27,500)
Payment for tax withholding for vesting of restricted stock	(14)	(108)
Repayments of junior subordinated debentures	(765)	—

Net cash provided by (used in) financing activities	29,531	(4,984)

Net change in cash and cash equivalents	(1,085)	(5,568)
Cash and cash equivalents at beginning of the year	16,651	22,219

Cash and cash equivalents at end of the year	$15,566	$16,651

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,336	$4,898
Cash paid for income taxes	13	—
Supplemental disclosures of non-cash investing and financing activities:
Transfers of loans receivable held for sale to loans receivable held for investment	$9,227	$16,871
Transfers of loans receivable held for investment to loans receivable held for sale	10,684	—
Common stock exchanged for payment of tax withholding	14	108
Initial recognition of operating lease right-to-use assets	1,120	—
Initial recognition of operating lease liabilities	1,120	—

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the "Company") is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the "Bank"). The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2019, the Bank operated two retail-banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the "Federal Reserve Bank"), and interest-bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. The reserve and clearing requirement balance was $49 thousand at December 31, 2019. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, deferred income taxes and other assets and liabilities.

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

December 31, 2019 and 2018

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

Loans Receivable Held for Sale

The Bank originates loans for sale, and may, from time-to-time, decide to sell certain loans that are held for investment in order to manage loan concentrations. When a decision is made to sell loans, such loans are transferred from held-for-investment portfolio to held-for-sale portfolio at the lower of cost or fair value. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan and lease losses ("ALLL"). Any subsequent decline in value of the loans is recorded as a valuation allowance with a corresponding charge to non-interest expense.

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

December 31, 2019 and 2018

accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk

Concentrations of credit risk arise when several customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in real estate loans that are secured by properties located in Southern California and many of the borrowers reside in Southern California. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy and real estate market in the Southern California area.

The Company has a significant concentration of deposits with a long-time customer that accounted for approximately 10% of its deposits as of December 31, 2019. The Company expects to maintain this relationship with the customer for the near term.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank's current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank's investment needs and market opportunities and is subject to the Bank's underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for actual prepayments. No loans were purchased during 2019 and 2018.

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

December 31, 2019 and 2018

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

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of any necessary additional charge-off based on internal analyses and appraisals of the underlying collateral securing these loans.

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

December 31, 2019 and 2018

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

Real Estate Owned

Assets acquired through, or by deed in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through a provision that is charged to non-interest expense. Operating costs after acquisition are expensed as incurred.

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

December 31, 2019 and 2018

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

Revenue Recognition

Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires the Company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. Most of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. The Company's revenue stream that is within the scope of Topic 606 is primarily service charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

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

December 31, 2019 and 2018

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

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe that any such matters existed as of the balance sheet date that will have a material effect on the consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

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

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2019 and 2018, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders' equity.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 became effective as of January 1, 2019 and provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at either the earliest period presented or the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption, which was January 1, 2019 and we have elected not to restate comparative periods. All the expedients available under ASU 2016-02, have been adopted.

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

$1.2 million and an operating lease liability of $1.2 million as of January 1, 2019, with no impact on our consolidated statements of operations or consolidated statements of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition. See Note 6 – Leases for additional information. The implementation of this standard had a minor impact on our regulatory capital ratios.

Recent Accounting Pronouncements Yet to Be Adopted –

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies ("SRCs") as defined by the SEC. The final ASU, was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million. The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023. The management has not yet determined its estimated financial impact.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU is effective January 1, 2020 and clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The amendments to Topic 326 have the same effective dates as ASU 2016-13. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. The effective date for this ASU is the same as for ASU 2016-13. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements regarding changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We are currently in the process of evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios at December 31, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019:
Federal agency mortgage-backed securities	$7,792	$164	$-	$7,956
Federal agency debt	3,014	36	-	3,050

Total available-for-sale securities	$10,806	$200	$-	$11,006

December 31, 2018:
Federal agency mortgage-backed securities	$9,575	$88	$(155)	$9,508
Federal agency debt	5,317	-	(103)	5,214

Total available-for-sale securities	$14,892	$88	$(258)	$14,722

At December 31, 2019, the Bank had two federal agency debt securities with total amortized cost of $3.0 million and estimated total fair value of $3.1 million and an estimated average remaining life of 5.6 years. The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $7.8 million, estimated total fair value of $8.0 million and an estimated average remaining life of 4.4 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In 2019, one federal agency debt security with total amount of $2.0 million matured. The Bank did not replace this matured security during 2019.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

At December 31, 2019 and 2018, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2019 and 2018, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of securities during the years ended December 31, 2019 and 2018.

The Bank held 24 securities with unrealized gains and no securities with unrealized losses at December 31, 2019, compared to no securities with unrealized gains and ten securities with unrealized losses at December 31, 2018. Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All the Bank's securities were issued by the federal government or its agencies.

Note 3 – Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2019 and $6.2 million of loans held for sale as of December 31, 2018, which consisted of multi-family loans. As part of the Bank's loan concentration risk management program, $10.7 million of multi-family loans held for investment were transferred to the held-for-sale portfolio offset by $9.2 million of multi-family loans transferred from held for sale to held for investment portfolio during 2019. During 2018, the Bank transferred $16.9 million of multi-family loans held for sale to the loans held for investment portfolio. The Bank allocated $15.2 million, or 15%, of its multi-family loans originated during 2019 to loans held for sale compared to $20.2 million, or 20%, of its multi-family loan originations to loans held for sale during 2018. Loan sales of $22.8 million in multi-family loans were completed during 2019 for a total gain of $204 thousand. Loan sales of $19.3 million were completed during 2018 for a gain of $70 thousand. Loan repayments totaled $115 thousand during 2019 and $159 thousand during 2018.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Real estate:
Single family	$72,883	$91,835
Multi-family	287,378	231,870
Commercial real estate	14,728	5,802
Church	21,301	25,934
Construction	3,128	1,876
Commercial – other	262	226
Consumer	21	5

Gross loans receivable before deferred loan costs and premiums	399,701	357,548
Unamortized net deferred loan costs and premiums	1,328	937

Gross loans receivable	401,029	358,485
Allowance for loan losses	(3,182)	(2,929)

Loans receivable, net	$397,847	$355,556

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(57)	439	81	(501)	29	1	1	(7)
Recoveries	-	-	-	260	-	-	-	260
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

	For the year ended December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$594	$2,300	$71	$1,081	$17	$6	$-	$4,069
Recapture of loan losses	(225)	(420)	(19)	(592)	2	-	-	(1,254)
Recoveries	-	-	-	114	-	-	-	114
Loans charged off	-	-	-	-	-	-	-	-

Ending balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$-	$-	$85	$-	$2	$-	$147
Collectively evaluated for impairment	252	2,319	133	277	48	5	1	3,035

Total ending allowance balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182

Loans:
Loans individually evaluated for impairment	$611	$313	$-	$4,356	$-	$63	$-	$5,343
Loans collectively evaluated for impairment	72,501	288,730	14,818	16,292	3,125	199	21	395,686

Total ending loans balance	$73,112	$289,043	$14,818	$20,648	$3,125	$262	$21	$401,029

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

	December 31, 2018
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$-	$-	$170	$-	$4	$-	$227
Collectively evaluated for impairment	316	1,880	52	433	19	2	-	2,702

Total ending allowance balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929

Loans:
Loans individually evaluated for impairment	$610	$323	$-	$5,383	$-	$64	$-	$6,380
Loans collectively evaluated for impairment	91,567	232,986	5,800	19,713	1,872	162	5	352,105

Total ending loans balance	$92,177	$233,309	$5,800	$25,096	$1,872	$226	$5	$358,485

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$313	$313	$-	$323	$323	$-
Church	3,491	2,446	-	4,666	2,803	-
With an allowance recorded:
Single family	593	593	60	610	610	53
Multi-family	-	-	-	-	-	-
Church	1,928	1,928	85	2,580	2,580	170
Commercial – other	63	63	2	64	64	4

Total	$6,388	$5,343	$147	$8,243	$6,380	$227

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the year ended December 31, 2019		For the year ended December 31, 2018
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$626	$29	$618	$30
Multi-family	318	22	329	23
Commercial real estate	-	-	-	-
Church	5,017	939	7,893	398
Commercial – other	63	5	64	4

Total	$6,024	$995	$8,904	$455

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $120 thousand and $280 thousand for the years ended December 31, 2019 and 2018, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$18	$-	$-	$18	$73,094	$73,112
Multi-family	-	-	-	-	289,043	289,043
Commercial real estate	-	-	-	-	14,818	14,818
Church	-	-	-	-	20,648	20,648
Construction	-	-	-	-	3,125	3,125
Commercial – other	-	-	-	-	262	262
Consumer	-	-	-	-	21	21

Total	$18	$-	$-	$18	$401,011	$401,029

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$35	$-	$-	$35	$92,142	$92,177
Multi-family	-	-	-	-	233,309	233,309
Commercial real estate	-	-	-	-	5,800	5,800
Church	-	-	-	-	25,096	25,096
Construction	-	-	-	-	1,872	1,872
Commercial-other	-	-	-	-	226	226
Consumer	-	-	-	-	5	5

Total	$35	$-	$-	$35	$358,450	$358,485

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Loans receivable held for investment:
Single family	$18	$-
Church	406	911

Total non-accrual loans	$424	$911

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2019 or December 31, 2018.

Troubled Debt Restructurings

At December 31, 2019, loans classified as troubled debt restructurings ("TDRs") totaled $4.7 million, of which $406 thousand were included in non-accrual loans and $4.3 million were on accrual status. At December 31, 2018, loans classified as TDRs totaled $6.4 million, of which $591 thousand were included in non-accrual loans and $5.8 million were on accrual status. The Company has allocated $147 thousand and $227 thousand of specific reserves for accruing TDRs as of December 31, 2019 and 2018, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2019 and 2018, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2019 and 2018.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

  ■
  Watch. Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors. Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists, but correction is anticipated within an acceptable time frame.

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

  ■
  Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

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

December 31, 2019 and 2018

past due and are generally performing in accordance with the loan terms. Based on the most recent analysis performed, the risk categories of loans by loan type as of the periods indicated were as follows:

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$73,094	$-	$-	$18	$-	$-
Multi-family	288,251	411	-	381	-	-
Commercial real estate	14,818	-	-	-	-	-
Church	16,546	411	-	3 691	-	-
Construction	3,125	-	-	-	-	-
Commercial – other	199	-	-	63	-	-
Consumer	21	-	-	-	-	-

Total	$396,054	$822	$-	$4,153	$-	$-

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$92,132	$-	$35	$10	$-	$-
Multi-family	232,642	-	-	667	-	-
Commercial real estate	5,800	-	-	-	-	-
Church	19,678	672	-	4,746	-	-
Construction	1,872	-	-	-	-	-
Commercial – other	162	-	-	64	-	-
Consumer	5	-	-	-	-	-

Total	$352,291	$672	$35	$5,487	$-	$-

Note 5 – Office Properties and Equipment, net

Year-end office properties and equipment were as follows:

	2019	2018
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,268	3,264
Rights of use assets	727	-
Furniture, fixtures and equipment	1,831	1,794

	6,398	5,630
Less accumulated depreciation	(3,615)	(3,388)

Office properties and equipment, net	$2,783	$2,242

Depreciation expense was $227 thousand and $241 thousand for the years 2019 and 2018, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Note 6 – Leases

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $727 thousand and an operating lease liability of $735 thousand as of December 31, 2019. The Bank has no finance leases.

Rent expense under the operating leases was $600 thousand for 2019 and $593 thousand for 2018.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$542
ROU assets obtained in exchange for lease liabilities	$727
Weighted average remaining lease term in months	16
Weighted average discount rate	2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2019 were as follows (in thousands):

Year ended December 31, 2020	$555
Year ended December 31, 2021	195

Total Future Minimum Lease Payments	750
Amounts Representing Interest	(15)

Present Value of Net Future Minimum Lease Payments	$735

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Note 7 – Fair Value

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,956	$-	$7,956
Securities available-for-sale – federal agency debt	-	3,050	-	3,050
At December 31, 2018:
Securities available-for-sale – federal agency mortgage-backed	$-	$9,508	$-	$9,508
Securities available-for-sale – federal agency debt	1,979	3,235		5,214

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2019 and 2018.

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

The following table provides information regarding the carrying values of our assets measured at fair value on a non-recurring basis as of the periods indicated. The fair value measurement for all these assets falls within Level 3 of the fair value hierarchy.

	December 31, 2019	December 31, 2018
	(In thousands)
Impaired loans carried at fair value of collateral	$130	$591
Real estate owned	-	833

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The following table provides information regarding losses recognized on assets measured at fair value on a non-recurring basis for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
	2019	2018
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$-
Real estate owned	-	45

Total	$-	$45

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

		Fair Value Measurements at December 31, 2019
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$15,566	$15,566	$-	$-	$15,566
Securities available-for-sale	11,006	-	11,006	-	11,006
Loans receivable held for investment (1)	397,847	-	-	404,923	404,923
Accrued interest receivable	1,223	69	22	1,132	1,223
Financial Liabilities:
Deposits	$297,724	$-	$289,629	$-	$289,629
Federal Home Loan Bank advances	84,000	-	84,997	-	84,997
Junior subordinated debentures	4,335	-	-	3,734	3,734
Accrued interest payable	384	-	377	7	384

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

		Fair Value Measurements at December 31, 2018
	Carrying Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,651	$16,651	$-	$-	$16,651
Securities available-for-sale	14,722	1,979	12,743	-	14,722
Loans receivable held for sale	6,231	-	6,270	-	6,270
Loans receivable held for investment	355,556	-	-	354,792	354,792
Accrued interest receivable	1,143	78	43	1,022	1,143
Financial Liabilities:
Deposits	$281,414	$-	$269,418	$-	$269,418
Federal Home Loan Bank advances	70,000	-	69,933	-	69,933
Junior subordinated debentures	5,100	-	-	4,481	4,481
Accrued interest payable	334	-	324	10	334

(1)
The estimated value of loans held for investment at December 31, 2019 and 2018 reflect an exit price assumption.

Note 8 – Deposits

Deposits are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
NOW account and other demand deposits	$9,768	$10,307
Non-interest bearing demand deposits	27,090	22,877
Money market deposits	23,589	29,948
Passbook	47,042	45,718
Certificates of deposit	190,235	172,564

Total	$297,724	$281,414

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service ("CDARS"). Reciprocal deposits are the Bank's own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers' funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $39.3 million and $33.7 million at December 31, 2019 and 2018, respectively and are not considered to be brokered deposits.

One-way deposits are also available using the CDARS program. With the one-way program, the Bank accepts deposits from CDARS even though there is no customer account involved. These deposits totaled $40.7 million and $32.6 million at December 31, 2019 and 2018, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The Bank did not have any (non-CDARS) brokered deposits at December 31, 2019. Brokered deposits (non-CDARS) totaled $9.9 million at December 31, 2018 matured in 2019. Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands
2020	$168,441
2021	19,016
2022	1,806
2023	867
2024	105
Thereafter	-

$190,235

Certificates of deposit of $250 thousand or more totaled $25.1 million and $33.9 million at December 31, 2019 and 2018, respectively.

Deposits from principal officers, directors, and their affiliates totaled $1.8 million at December 31, 2019 and 2018.

Note 9 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2019	2018
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$77,049	$74,729
Maximum amount outstanding at any month-end during the year	$84,000	$98,000
Balance outstanding at end of year	$84,000	$70,000
Weighted average interest rate at end of year	2.32%	2.51%
Average cost of advances during the year	2.42%	2.13%
Weighted average contractual maturity (in months)	18	24

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $156.1 million and $151.0 million of first mortgage loans at year-end 2019 and 2018, respectively, under a blanket lien arrangement. Based on this collateral, the Company's holdings of FHLB stock and a general borrowing limit of 30% of total assets, the Company is eligible to borrow up to an additional $59.4 million at year-end 2019.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Required payments over the next five years are as follows:

Amount
(In thousands)
2020	$33,500
2021	22,500
2022	18,000
2023	5,000
2024	5,000

$84,000

Note 10 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the "Debentures") in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 4.44% at December 31, 2019. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company is required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. During 2019, the Company paid $765 thousand of scheduled principal. The Debentures may be called for redemption at any time by the Company.

Scheduled principal repayments of junior subordinated debentures over the next five years are as follows:

Amount
(In thousands)
2020	$1,020
2021	1,020
2022	1,020
2023	1,020
2024	255

$4,335

Note 11 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $135 thousand and $131 thousand for 2019 and 2018.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

ESOP Plan

Employees participate in an Employee Stock Option Plan ("ESOP") after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company's common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank's annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $65 thousand for 2019 and $80 thousand for 2018.

Shares held by the ESOP were as follows:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Allocated to participants	1,024,429	1,036,809
Committed to be released	10,416	10,580
Suspense shares	603,876	646,033

Total ESOP shares	1,638,721	1,693,422

Fair value of unearned shares	$930	$678

During 2019 and 2018, 42,321 and 42,009 of ESOP shares were released for allocation to participants, respectively. The outstanding balance of unearned ESOP shares at December 31, 2019 and 2018 were $959 thousand and $1.0 million, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

Note 12 – Income Taxes

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Income tax (benefit) expense was as follows:

	2019	2018
	(In thousands)
Current
Federal	$(66)	$(110)
State	5	12
Deferred
Federal	(225)	68
State	(59)	86
Change in valuation allowance	-	-

Total	$(345)	$56

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2019	2018
	(In thousands)
Federal statutory rate times financial statement net (loss) income	$(115)	$183
Effect of:
State taxes, net of federal benefit	(45)	77
Change in federal rate	-	-
Earnings from bank owned life insurance	(11)	(16)
Low income housing credits	(198)	(212)
Change in valuation allowance	-	-
Other, net	24	24

Total	$(345)	$56

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Year-end deferred tax assets and liabilities were due to the following:

	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$897	$799
Real estate owned	-	65
Accrued liabilities	137	150
State income taxes	36	34
Stock compensation	202	165
Net operating loss carryforward	3,614	3,887
Non-accrual loan interest	1	3
Partnership investment	173	140
General business credit	1,859	1,661
Alternative minimum tax credit	94	151
Unrealized appreciation AFS	-	50
Other	34	28

Total deferred tax assets	7,047	7,133

Deferred tax liabilities:
Section 481 Adjustments to bad debts	(660)	(980)
Deferred loan fees/costs	(797)	(775)
Basis difference on fixed assets	(15)	(35)
Net unrealized appreciation on available-for-sale securities	(59)	-
FHLB stock dividends	(266)	(266)
Mortgage servicing rights	(3)	(5)
Prepaid expenses	(27)	(27)

Total deferred tax liabilities	(1,827)	(2,088)

Net deferred tax assets	$5,220	$5,045

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry-back years, and the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that, as of December 31, 2019 and 2018, no valuation allowance was required on its deferred tax assets, which totaled $5.2 million and $5.0 million, respectively.

As of December 31, 2019, the Company has federal net operating loss carryforwards of $7.2 million and California net operating loss carryforwards of $24.5 million, which begin expiring in 2031 through 2037 and 2031 through 2036, respectively. The Company also has federal general business credits of $1.8 million, expiring beginning in 2030 through 2037, and alternative minimum tax credit carryforwards of $59 thousand, which can be carried forward indefinitely.

Prior to 2018, the Company computed its bad debt deduction for income tax purposes under the reserve method. In 2018, the Company requested, and the IRS consented to, a change in accounting method used for computing its tax

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

bad debt deduction from the reserve method to the charge-off method as defined under Internal Revenue Code Section 166. As a result, the Company computes its tax bad debt deduction under the new method and is recapturing its excess tax bad debt reserve of $4.3 million into taxable income evenly over a 4 year period starting in 2018.

At December 31, 2019 and 2018, the Company had $475 thousand in unrecognized tax benefits. This amount, if recognized, would favorably affect the income tax provision in future periods. The Company expects that the total amount of unrecognized tax benefits may decrease significantly within the next twelve months due to expected settlement with the state taxing authorities. During 2019 and 2018, $8 thousand and $5 thousand were accrued during each period for potential interest related to these unrecognized tax benefits.

Federal tax years 2016 through 2019 remain open for the assessment of Federal income tax. Except for the issues under protest for the years listed below, California tax years 2015 through 2019 remain open for the assessment of California income tax. The Company is currently under examination by the California Franchise Tax Board ("FTB") for the 2009, 2010, and 2011 tax years. The FTB has proposed adjustments to the Company's California net operating loss carryforwards for items which the Company has established an unrecognized tax benefit. The Company has protested the FTB's adjustments and does not expect that significant additional tax expense will result.

Note 13 – Stock-Based Compensation

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

On July 25, 2018, the stockholders approved the 2018 Long-Term Incentive Plan ("2018 LTIP"). As with the 2008 LTIP, the 2018 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan will be in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of December 31, 2019, 458,932 shares had been awarded and 834,177 shares are available under the 2018 LTIP.

No stock options were granted during the years ended December 31, 2019 and December 31, 2018.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The following table summarizes stock option activity during the years ended December 31, 2019 and 2018:

	2019		2018
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	537,500	$2.19	537,500	$2.19
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Forfeited or expired during the year	(82,500)	4.98	-	-

Outstanding at end of year	455,000	$1.67	537,500	$2.19

Exercisable at end of year	275,000	$1.70	267,500	$2.71

For each year of 2019 and 2018, the Company recorded $38 thousand and $39 thousand, respectively, of stock-based compensation expense related to stock options. As of December 31, 2019, unrecognized compensation cost related to non-vested stock options granted under the plan was $46 thousand. The cost is expected to be recognized over a period of 1.15 years.

Options outstanding and exercisable at year-end 2019 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 21, 2010	5,000	0.05 year	$6.00		5,000	$6.00
February 24, 2016	450,000	6.15 years	$1.62		270,000	$1.62

	455,000	6.08 years	$1.67	$-	275,000	$1.70	$-

In March 2016, the Company awarded 120,483 shares of restricted stock to its Chief Executive Officer ("CEO") under the 2008 LTIP. A restricted stock award is valued at the closing price of the Company's stock on the date of such award: 100,000 shares of restricted stock vested over a two-year period and the remaining 20,483 shares vested over a three-year period. Stock-based compensation expense is recognized over the vesting period. The Company recorded $3 thousand and $26 thousand of stock-based compensation expense related to this award during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, this restricted stock award was fully vested, and all compensation costs related to this vested restricted stock award were fully recognized.

In February 2018 and April 2017, the Company awarded 97,195 and 129,270 of cash-settled restricted stock units ("RSUs") to its CEO under the 2008 LTIP. All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested. Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date. Compensation expense is determined based on the fair value

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

of the award and is re-measured at each reporting period and is classified as a liability in the consolidated statements of financial condition. The Company recorded $147 thousand and $54 thousand of compensation expense related to these awards during the years ended December 31, 2019 and 2018, respectively. As of February 28, 2020, the RSUs were fully vested, and all compensation costs related to the vested RSUs were fully recognized.

In January 2019 and 2018, the Company awarded 42,168 and 18,906 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested. The Company recorded $52 thousand and $45 thousand of compensation expense for the quarters ended March 31, 2019 and March 31, 2018, respectively, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award. In February of 2020, the Company awarded 30,930 shares of common stock to its directors under the 2018 LTIP which are fully vested and $45 thousand of compensation expense will be recognized in the first quarter of 2020.

In February 2019, the Company awarded 416,764 shares of restricted stock to its officers and employees under the 2018 LTIP. A restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award. These awarded shares of restricted stock are fully vested over a two-year period from date of grant. Stock based compensation expense is recognized on a straight line basis over the vesting period. The Company recorded $216 thousand of stock based compensation expense related to these awards during the year ended December 31, 2019. As of December 31, 2019, unrecognized compensation cost related to non-vested restricted stock awards was $299 thousand which is expected to be recognized over a period of 14 months. In February 2020, the Company awarded 140,218 shares of restricted stock to its officers and employees under the 2018 LTIP. As with the 2019 award, these shares will vest over a two year period and compensation expense will be recognized over a two-year period.

Note 14 – Capital and Regulatory Matters

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

A new capital conservation buffer was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.5% on January 1, 2019.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The Basel III Capital rules also contain revisions to the prompt corrective action framework, which are designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized": (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At December 31, 2019 and 2018, the Bank's level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$18,897	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$25,196	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$33,595	8.00%	$28,318	10.00%
December 31, 2018:
Tier 1 (Leverage)	$49,433	12.03%	$16,439	4.00%	$20,549	5.00%
Common Equity Tier 1	$49,433	19.32%	$18,494	4.50%	$16,634	6.50%
Tier 1	$49,433	19.32%	$24,659	6.00%	$20,472	8.00%
Total Capital	$52,417	20.48%	$32,879	8.00%	$25,590	10.00%

Note 15 – Loan Commitments and Other Related Activities

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2019	2018
	(In thousands)
Commitments to make loans	$5,930	$10,875
Unused lines of credit – variable rates	1,970	1,491

Commitments to make loans are generally made for periods of 60 days or less. At year-end 2019, loan commitments consisted of two multi-family residential loans with initial five-year interest rates ranging from 3.50% to 3.75%.

Note 16 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2019	2018
	(In thousands)
Assets
Cash and cash equivalents	$134	$156
Investment in bank subsidiary	50,594	51,221
Other assets	2,512	2,225

Total assets	$53,240	$53,602

Liabilities and stockholders' equity
Junior subordinated debentures	$4,335	$5,100
Accrued expenses and other liabilities	57	66
Stockholders' equity	48,848	48,436

Total liabilities and stockholders' equity	$53,240	$53,602

Condensed Statements of Income
Years ended December 31,

	2019	2018
	(In thousands)
Interest income	$23	$25
Interest expense	(247)	(243)
Other expense	(720)	(469)

Loss before income tax and undistributed subsidiary income	(944)	(687)
Income tax benefit (expense)	279	205
Equity in undistributed subsidiary income	459	1,297

Net income	$(206)	$815

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Condensed Statements of Cash Flows
Years ended December 31,

	2019	2018
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(206)	$815
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed subsidiary income	(459)	(1,297)
Change in other assets	(287)	(210)
Change in accrued expenses and other liabilities	(9)	(112)

Net cash used in operating activities	(961)	(804)

Cash flows from investing activities
Dividends from bank subsidiary	1,650	600

Net cash provided by investing activities	1,650	600

Cash flows from financing activities
Common stock repurchased for tax withholdings	(14)	(108)
Repayments of borrowings	(765)	-
Proceeds from repayment of ESOP loan	68	68

Net cash used in financing activities	(711)	(40)

Net change in cash and cash equivalents	(22)	(244)
Beginning cash and cash equivalents	156	400

Ending cash and cash equivalents	$134	$156

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

December 31, 2019 and 2018

Note 17 – (Loss) Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2019	2018
	(Dollars in thousands, except share and per share)
Net (loss) income	$(206)	$815
Less net income attributable to participating securities	-	(3)

(Loss) income available to common stockholders	$(206)	$812

Weighted average common shares outstanding for basic earnings per common share	26,833,693	26,755,405
Add: dilutive effects of unvested restricted stock awards	-	7,044

Weighted average common shares outstanding for diluted earnings per common share	26,833,693	26,762,449

(Loss) earnings per common share – basic	$(0.01)	$0.03

(Loss) earnings per common share – diluted	$(0.01)	$0.03

Stock options for 275,000 shares and 267,500 shares of common stock for the years ended December 31, 2019 and 2018, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 18 – Subsequent Events

Subsequent to year end, the World Health Organization declared the spread of Coronavirus Disease (COVID-19) a worldwide pandemic. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 operations and financial results including but not limited to additional loan loss reserves, costs for emergency preparedness, or potential shortages of personnel. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to year end and are still developing.

Subsequent events have been evaluated through March 27, 2020, which is the date these financial statements were issued.