Form 10-K/A
period 2019-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2020-04-06
CIK 1001171

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 18, 2020, 19,282,571 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART IV

Item 15.	Exhibits and Financial Statement Schedules	1

Signatures		2

EXPLANATORY NOTE

This amendment is being filed to correct Exhibit 10.7, Employment Agreement, dated as of March 22, 2017, for Wayne-Kent A. Bradshaw.  Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2019.

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

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer
Date:	April 6, 2020