Form 10-Q
period 2020-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2020-05-15
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2020, 19,282,571 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Cash and due from banks	$26,617	$3,016
Interest-bearing deposits in other banks	25,108	12,550
Cash and cash equivalents	51,725	15,566
Securities available-for-sale, at fair value	10,706	11,006
Loans receivable held for sale, at lower of cost or fair value	45,481	-
Loans receivable held for investment, net of allowance of $3,211 and $3,182	381,334	397,847
Accrued interest receivable	1,349	1,223
Federal Home Loan Bank (FHLB) stock	3,510	2,916
Office properties and equipment, net	2,731	2,783
Bank owned life insurance	3,112	3,100
Deferred tax assets, net	5,161	5,220
Investment in affordable housing limited partnership	118	163
Other assets	812	545
Total assets	$506,039	$440,369

Liabilities and stockholders’ equity

Liabilities:
Deposits	$333,149	$297,724
FHLB advances	115,000	84,000
Junior subordinated debentures	4,080	4,335
Advance payments by borrowers for taxes and insurance	485	1,033
Accrued expenses and other liabilities	4,245	4,429
Total liabilities	456,959	$391,521

Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2020 and December 31, 2019; issued 21,900,397 shares at March 31, 2020 and 21,729,249 shares at December 31, 2019; outstanding 19,282,571 shares at March 31, 2020 and 19,111,423 shares at December 31, 2019	219	218
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding 8,756,396 shares at March 31, 2020 and December 31, 2019	87	87
Additional paid-in capital	46,550	46,426
Retained earnings	8,392	8,425
Unearned Employee Stock Ownership Plan (ESOP) shares	(942)	(959)
Accumulated other comprehensive income (loss), net of tax	100	(23)
Treasury stock-at cost, 2,617,826 shares at March 31, 2020 and at December 31, 2019	(5,326)	(5,326)
Total stockholders’ equity	49,080	48,848
Total liabilities and stockholders’ equity	$506,039	$440,369

See accompanying notes to unaudited consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$4,359	$4,115
Interest on investment securities	70	98
Other interest income	142	160
Total interest income	4,571	4,373

Interest expense:
Interest on deposits	1,055	1,027
Interest on borrowings	618	533
Total interest expense	1,673	1,560

Net interest income	2,898	2,813
Loan loss provision (recapture)	29	(190)
Net interest income after loan loss provision (recapture)	2,869	3,003

Non-interest income:
Service charges	144	122
Net gain on sale of loans	7	-
CDFI grant	-	233
Other	46	21
Total non-interest income	197	376

Non-interest expense:
Compensation and benefits	2,055	1,882
Occupancy expense	315	308
Information services	237	208
Professional services	264	339
Office services and supplies	76	68
Corporate insurance	32	35
Amortization of investment in affordable housing limited partnership	45	49
Other	125	171
Total non-interest expense	3,149	3,060

(Loss) income before income taxes	(83)	319
Income tax (benefit) expense	(50)	42
Net (loss) income	$(33)	$277

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$175	$196
Income tax expense	52	58
Other comprehensive income, net of tax	123	138

Comprehensive income	$90	$415

(Loss) earnings per common share-basic	$(0.00)	$0.01
(Loss) earnings per common share-diluted	$(0.00)	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:

Net (loss) income	$(33)	$277
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loan loss provision (recapture)	29	(190)
Provision for losses on REOs	-	13
Depreciation	191	59
Reversal of valuation allowance on loan held for sale	-	(12)
Net amortization of deferred loan origination costs and loan premiums	59	61
Net amortization of premiums on mortgage-backed securities	9	6
Amortization of investment in affordable housing limited partnership	45	49
Director compensation expense-common stock	45	52
Stock-based compensation expense	80	34
ESOP compensation expense	17	14
Earnings on bank owned life insurance	(12)	(13)
Originations of loans receivable held for sale	(65,986)	-
Proceeds from sales and repayments of loans receivable held for sale	20,512	24
Gain on sale of loans receivable held for sale	(7)	-
Change in assets and liabilities:
Net change in deferred taxes	7	98
Net change in accrued interest receivable	(126)	(63)
Net change in other assets	(267)	(54)
Net change in advance payments by borrowers for taxes and insurance	(548)	(492)
Net change in accrued expenses and other liabilities	(184)	366
Net cash (used in) provided by operating activities	(46,169)	229

Cash flows from investing activities:

Net change in loans receivable held for investment	16,425	(8,265)
Principal payments on available-for-sale securities	466	395
Purchase of FHLB stock	(594)	-
Purchase of office properties and equipment	(139)	(25)
Net cash provided (used in) by investing activities	16,158	(7,895)

Cash flows from financing activities:

Net change in deposits	35,425	5,240
Proceeds from FHLB advances	55,000	10,000
Repayments of FHLB advances	(24,000)	(5,000)
Repayments of junior subordinated debentures	(255)	-
Net cash provided by financing activities	66,170	10,240

Net change in cash and cash equivalents	36,159	2,574
Cash and cash equivalents at beginning of the period	15,566	16,651
Cash and cash equivalents at end of the period	$51,725	$19,225

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,747	$1,375

Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$-	$1,064
Stock cancelled for payment of tax withholding	-	14
Initial Recognition of Operating Lease Right-of-Use Assets	-	1,120
Initial Recognition of Operating Lease Liabilities	-	1,120

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three-Month Period Ended March 31, 2020 and 2019
	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2020	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$48,848
Net loss for the three months ended March 31, 2020	-	-	-	-	(33)	-	-	(33)
Release of unearned ESOP shares	-	-	-	-	-	17	-	17
Restricted stock Compensation expense	1	-	70	-	-	-	-	71
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	9	-	-	-	-	9
Other comprehensive income, net of tax	-	-	-	123	-	-	-	123
Balance at March 31, 2020	$219	$87	$46,550	$100	$8,392	$(942)	$(5,326)	$49,080

Balance at January 1, 2019	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net income for the three months ended March 31, 2019	-	-	-	-	277	-	-	277
Release of unearned ESOP shares	-	-	(3)	-	-	17	-	14
Restricted stock Compensation expense	5	-	20	-	-	-	-	25
Stock awarded to directors	-	-	52	-	-	-	-	52
Stock option compensation expense	-	-	9	-	-	-	-	9
Other comprehensive loss, net of tax	-	-	-	138	-	-	-	138
Balance at March 31, 2019	$218	$87	$46,219	$(145)	$8,908	$(1,010)	$(5,326)	$48,951

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

NOTE (1) – Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include Broadway Financial Corporation (the “Company”) and its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”, and collectively, with the Company, “Broadway”). Also included in the unaudited consolidated financial statements is Broadway Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recent Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU, was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million. The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023. The estimated financial impact has not yet been determined.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements regarding changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance did not have a significant impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We are currently in the process of evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. This guidance did not have a significant impact on the Company’s consolidated financial statements as of March 31, 2020.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Net (loss) income	$(33)	$277
Less net income attributable to participating securities	-	4
Net (loss) income available to common stockholders	$(33)	$273

Weighted average common shares outstanding for basic earnings per common share	26,962,317	26,546,315
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares outstanding for diluted earnings per common share	26,962,317	26,546,315

(Loss) earnings per common share - basic	$(0.00)	$0.01
(Loss) earnings per common share - diluted	$(0.00)	$0.01

Stock options for 450,000 shares of common stock for the three months ended March 31, 2020 and stock options for 455,000 shares of common stock for the three months ended March 31, 2019 were not considered in computing diluted earnings per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains which were recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2020:
Federal agency mortgage-backed securities	$7,317	$299	$-	$7,616
Federal agency debt	3,014	76	-	3,090
Total available-for-sale securities	$10,331	$375	$-	$10,706
December 31, 2019:
Federal agency mortgage-backed securities	$7,792	$164	$-	$7,956
Federal agency debt	3,014	36	-	3,050
Total available-for-sale securities	$10,806	$200	$-	$11,006

At March 31, 2020, the Bank had two federal agency debt securities with total amortized cost of $3.0 million, estimated total fair value of $3.1 million and an estimated average remaining life of 5.3 years. The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $7.3 million, estimated total fair value of $7.6 million and an estimated average remaining life of 3.04 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

There were no securities pledged to secure public deposits at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three months ended March 31, 2020 and 2019.

The Bank held 24 securities with unrealized gains at March 31, 2020 and December 31, 2019. All of the Bank's securities were issued by the federal government or its agencies. The unrealized gains on our available-for-sale securities at March 31, 2020 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at March 31, 2020 totaled $45.5 million and consisted of multi-family loans. The Bank did not have any loans held for sale at December 31,2019. During the first quarter of 2020, the Bank originated $66.0 million of multi-family loans for sale and sold $20.5 million of loans held for sale. There were no loan sales during the three months ended March 31, 2019. Loan repayments totaled $55 thousand and $24 thousand during the three months ended March 31, 2020 and 2019, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Single family	$64,094	$72,883
Multi-family	283,629	287,378
Commercial real estate	14,653	14,728
Church	19,907	21,301
Construction	717	3,128
Commercial – other	268	262
Consumer	24	21
Gross loans receivable before deferred loan costs and premiums	383,292	399,701
Unamortized net deferred loan costs and premiums	1,253	1,328
Gross loans receivable	384,545	401,029
Allowance for loan losses	(3,211)	(3,182)
Loans receivable, net	$381,334	$397,847

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	(4)	89	7	(39)	(24)	-	-	29
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$308	$2,408	$140	$323	$24	$7	$1	$3,211

	Three Months Ended March 31, 2019
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(22)	110	10	(286)	(1)	(1)	-	(190)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$347	$1,990	$62	$507	$18	$5	$-	$2,929

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	March 31, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$73	$-	$-	$74	$-	$2	$-	$149
Collectively evaluated for impairment	235	2,408	140	249	24	5	1	3,062
Total ending allowance balance	$308	$2,408	$140	$323	$24	$7	$1	$3,211
Loans:
Loans individually evaluated for impairment	$602	$310	$-	$4,178	$-	$62	$-	$5,152
Loans collectively evaluated for impairment	63,684	284,929	14,742	15,091	717	206	24	379,393
Total ending loans balance	$64,286	$285,239	$14,742	$19,269	$717	$268	$24	$384,545

	December 31, 2019
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$-	$-	$85	$-	$2	$-	$147
Collectively evaluated for impairment	252	2,319	133	277	48	5	1	3,035
Total ending allowance balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Loans:
Loans individually evaluated for impairment	$611	$313	$-	$4,356	$-	$63	$-	$5,343
Loans collectively evaluated for impairment	72,501	288,730	14,818	16,292	3,125	199	21	395,686
Total ending loans balance	$73,112	$289,043	$14,818	$20,648	$3,125	$262	$21	$401,029

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$14	$14	$-	$-	$-	$-
Multi-family	310	310	-	313	313	-
Church	2,913	2,283	-	3,491	2,446	-
With an allowance recorded:
Single family	588	588	73	593	593	60
Church	1,895	1,895	74	1,928	1,928	85
Commercial - other	62	62	2	63	63	2
Total	$5,782	$5,152	$149	$6,388	$5,343	$147

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$608	$7	$608	$8
Multi-family	311	5	322	6
Church	4,296	236	5,001	430
Commercial – other	62	1	64	1
Total	$5,277	$249	$5,995	$445

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $23 thousand and $40 thousand for the three months ended March 31, 2020 and 2019, respectively, and were not included in the consolidated results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$14	$-	$-	$14	$64,272	$64,286
Multi-family	-	-	-	-	285,239	285,239
Commercial real estate	-	-	-	-	14,742	14,742
Church	-	-	-	-	19,269	19,269
Construction	-	-	-	-	717	717
Commercial - other	-	-	-	-	268	268
Consumer	-	-	-	-	24	24
Total	$14	$-	$-	$14	$384,531	$384,545

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$18	$-	$-	$18	$73,094	$73,112
Multi-family	-	-	-	-	289,043	289,043
Commercial real estate	-	-	-	-	14,818	14,818
Church	-	-	-	-	20,648	20,648
Construction	-	-	-	-	3,125	3,125
Commercial - other	-	-	-	-	262	262
Consumer	-	-	-	-	21	21
Total	$18	$-	$-	$18	$401,011	$401,029

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Loans receivable held for investment:
Single-family residence	$14	$18
Church	266	406
Total non-accrual loans	$280	$424

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2020 or December 31, 2019.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At March 31, 2020, loans classified as troubled debt restructurings (“TDRs”) totaled $4.5 million, of which $265 thousand were included in non-accrual loans and $4.3 million were on accrual status. At December 31, 2019, loans classified as TDRs totaled $4.7 million, of which $406 thousand were included in non-accrual loans and $4.3 million were on accrual status. The Company has allocated $149 thousand and $147 thousand of specific reserves for TDRs as of March 31, 2020 and December 31, 2019, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required. As of March 31, 2020 and December 31, 2019, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the three months ended March 31, 2020 and 2019.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

▪	Watch. Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors. Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists, but correction is anticipated within an acceptable time.

▪	Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

▪	Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

▪	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

▪	Loss. Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

	March 31, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$64,272	$-	$-	$14	$-	$-
Multi-family	284,456	406	-	377	-	-
Commercial real estate	14,742	-	-	-	-	-
Church	15,330	1,080	-	2,859	-	-
Construction	717	-	-	-	-	-
Commercial - other	206	-	-	62	-	-
Consumer	24	-	-	-	-	-
Total	$379,747	$1,486	$-	$3,312	$-	$-

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$73,094	$-	$-	$18	$-	$-
Multi-family	288,251	411	-	381	-	-
Commercial real estate	14,818	-	-	-	-	-
Church	16,546	411	-	3,691	-	-
Construction	3,125	-	-	-	-	-
Commercial - other	199	-	-	63	-	-
Consumer	21	-	-	-	-	-
Total	$396,054	$822	$-	$4,153	$-	$-

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $594 thousand and an operating lease liability of $603 thousand as of March 31, 2020. The Bank has no finance leases.

The Bank recorded operating lease expense costs of $121 thousand and $123 thousand for the quarters ended March 31, 2020 and March 31, 2019, respectively.

Additional information regarding our operating leases is summarized below as of or for the three months ended March 31, 2020 (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$86

Weighted average remaining lease term in months	13

Weighted average discount rate	2.75%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The future minimum payments for operating leases with remaining terms of one year or more as of March 31, 2020 were as follows (in thousands):

Nine months ended December 31, 2020	$418
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	613
Amounts Representing Interest	(10)
Present Value of Net Future Minimum Lease Payments	$603

NOTE (7) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 3.38% at March 31, 2020. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures required quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024. At March 31, 2020, the Company had repaid a total of $1.0 million of the scheduled principal. The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,616	$-	$7,616
Securities available-for-sale – federal agency debt	-	3,090	-	3,090
At December 31, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,956	$-	$7,956
Securities available-for-sale – federal agency debt	-	3,050	-	3,050

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2020 and 2019.

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

	March 31, 2020	December 31, 2019
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$130

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$45,481	$-	$45,481	$-	$45,481
Loans receivable held for investment	381,334	-	-	381,188	381,188

Financial Liabilities:
Time Deposits	$182,973	$-	$183,942	$-	$183,942
Federal Home Loan Bank advances	115,000	-	119,019	-	119,019
Junior subordinated debentures	4,080	-	-	3,496	3,496

		Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for investment	$397,847	$-	$-	$404,923	$404,923

Financial Liabilities:
Time Deposits	$190,235	$-	$190,353	$-	$190,353
Federal Home Loan Bank advances	84,000	-	84,997	-	84,997
Junior subordinated debentures	4,335	-	-	3,734	3,734

In accordance with the adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of March 31, 2020 was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

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

In February 2018 and April 2017, the Company awarded 97,195 and 129,270 of cash settled restricted stock units (“RSUs”) to its CEO under the 2008 LTIP. All RSUs vest at the end of two years from the date of the grant and are subject to forfeiture until vested. Each RSU entitles the CEO to receive cash equal to the fair market value of one share of common stock on the applicable payout date. Compensation expense is determined based on the fair value of the award and is re measured at each reporting period and is classified as a liability in the consolidated statements of financial condition. The Company recorded $147 thousand and $54 thousand of compensation expense related to these awards during the years ended December 31, 2019 and 2018, respectively. As of February 28, 2020, the RSUs were fully vested, and all compensation costs related to the vested RSUs were fully recognized.

In February 2020 and January 2019, the Company awarded 30,930 and 42,168 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested. The Company recorded $45 thousand and $52 thousand of compensation expense for the quarters ended March 31, 2020 and March 31, 2019, respectively, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2020 and 2019, the Company awarded 140,218 shares and 428,797 shares, respectively, of restricted stock to its officers and employees under the 2018 LTIP. Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award. These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period. During the quarter ended March 31, 2020, the Company recorded $71 thousand of stock based compensation expense related to these awards. As of March 31, 2020, unrecognized compensation cost related to non-vested restricted stock awards was $430 thousand which is expected to be recognized over a period of 23 months.

No stock options were granted during the three months ended March 31, 2020 and 2019.

The following table summarizes stock option activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	455,000	$1.67	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(5,000)	6.00	(82,500)	4.89
Outstanding at end of period	450,000	$1.62	455,000	$1.67
Exercisable at end of period	360,000	$1.62	185,000	$1.74

The Company recorded $9 thousand of stock-based compensation expense related to stock options during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the unrecognized compensation cost related to nonvested stock options granted under the plan was $35 thousand. The cost is expected to be recognized over a period of 11 months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Options outstanding and exercisable at March 31, 2020 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

February 24, 2016	450,000	5.90 years	$1.62		360,000	$1.62
	450,000	5.90 years	$1.62	$-	360,000	$1.61	$-

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants will receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $17 thousand and $14 thousand for the three months ended March 31, 2020 and 2019, respectively.

Shares held by the ESOP were as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)

Allocated to participants	1,024,429	1,024,429
Committed to be released	20,832	10,416
Suspense shares	593,460	603,876
Total ESOP shares	1,638,721	1,638,721
Fair value of unearned shares	$777	$930

At March 31, 2020, 20,832 of ESOP shares were committed to be allocated to participants during 2020. During 2019 and 2018, 42,321 and 43,009 of ESOP shares were released for allocation to participants, respectively. Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $942 thousand and $959 thousand at March 31, 2020 and December 31, 2019, respectively.

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

A capital conservation buffer was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.5% on January 1, 2019.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). At March 31, 2020 and December 31, 2019, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
March 31, 2020:
Tier 1 (Leverage)	$48,425	10.20%	$18,986	4.00%	$23,732	5.00%
Common Equity Tier 1	$48,425	15.86%	$21,359	4.50%	$19,845	6.50%
Tier 1	$48,425	15.86%	$28,478	6.00%	$24,425	8.00%
Total Capital	$51,709	16.94%	$37,971	8.00%	$30,531	10.00%
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$18,897	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$25,196	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$33,595	8.00%	$28,318	10.00%

(1)	Without conservation buffer

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that no valuation allowance was required on its deferred tax assets, which totaled $5.2 million as of March 31, 2020 and December 31, 2019. Due to economic uncertainties posed by the current COVID-19 Pandemic, there can be no assurance that a valuation allowance will not be required in future periods.

NOTE (13) – Concentration of Deposit Risk

The Bank has a significant concentration of deposits with two customers that accounted for approximately 13% of its deposits as of March 31, 2020. The Bank expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies.

Overview

During early March 2020, the effects from the spread of the COVID-19 virus (the “COVID-19 Pandemic”) permeated virtually every aspect of society, and required management to quickly plan and implement multiple changes to Broadway’s operations to protect the health and welfare of the Bank’s employees and customers, while minimizing disruptions to the Bank’s ability to provide essential services. These changes were based on guidance from various governmental entities, including the Center for Disease Control and Prevention. Among the changes that the Bank implemented were the following: more intensive cleaning and maintenance of the branches, distribution of personal protection equipment to employees, creation of safe distancing measures within the branches and all work areas, guidance to all employees regarding other safe practices, amended benefit policies to ease the burden on employees with children at home, or those experiencing symptoms of disease, development of plans for certain employees or departments to work from home, and creation of contingency plans for potential further changes to operations. Broadway has not implemented layoffs or furloughs of any of our employees.

In addition, Broadway has developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, performed updated stress tests of the Bank’s loan portfolio using new assumptions reflecting potential significant impacts of the COVID-19 Pandemic and related governmental stay-at-home orders, created contingency plans in case various aspects of the credit markets cease to operate in a normal manner, and implemented new lending guidelines that are designed to moderate the Bank’s loan concentration and enhance liquidity. Management has been in regular communication with the Bank’s regulator regarding these new plans and policies.

Broadway decided not to participate as a lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) because management believes that it is more important and appropriate to maintain the Bank’s focus on existing clients, markets, and loan products. In addition, the Bank has historically not offered SBA loans and has not had a significant client base or portfolio of commercial and industrial loans for which the PPP would have represented a product line extension.

Total assets increased by $65.6 million to $506.0 million at March 31, 2020 from $440.4 million at December 31, 2019. The increase in total assets primarily consisted of an increase of $45.5 million in loans receivable held for sale and an increase of $36.2 million in cash and cash equivalents, partially offset by a decrease of $16.5 million in loans receivable held for investment.

Total liabilities increased by $65.4 million to $457.0 million at March 31, 2020 from $391.5 million at December 31, 2019. The increase in total liabilities primarily consisted of an increase in deposits of $35.4 million and an increase in advances from the Federal Home Loan Bank of San Francisco (“FHLB”) of $31.0 million. These were partially offset by decreases in advance payments by borrowers for taxes and insurance of $548 thousand, junior subordinated debentures of $255 thousand, and accrued expenses and other liabilities of $184 thousand.

For the first quarter of 2020, we recorded a consolidated net loss of $33 thousand, compared to consolidated net income of $277 thousand for the first quarter of 2019. Earnings during the first quarter of 2020 were favorably impacted by increases in net interest income of $85 thousand, service charges on deposits of $22 thousand, miscellaneous fee income of $25 thousand and lower professional services fees of $75 thousand compared to the first quarter of 2019. Earnings were negatively impacted, however, by a provision for loan losses of $29 thousand during the first quarter of 2020 compared to a loan loss provision recapture of $190 thousand in the first quarter of 2019 and by an increase in compensation costs of $173 thousand. In addition, the Bank received a grant of $233 thousand from the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund during the first quarter of 2019, but did not receive a grant during the first quarter of 2020.

Results of Operations

Net Interest Income

For the first quarter of 2020, net interest income was $2.9 million, compared to $2.8 million for the first quarter of 2019. The increase of $85 thousand in net interest income primarily resulted from higher interest and fees on loans receivable, which were partially offset by lower interest income on other interest earning assets and higher interest expense on deposits and borrowings. The average balance of interest-earning assets increased by $59.0 million compared to the first quarter of the prior year, but this increase was partially offset by a decrease of 27 basis points in the net interest margin.

Interest and fees on loans receivable increased by $244 thousand to $4.4 million for the first quarter of 2020, from $4.1 million for the first quarter of 2019. The increase in interest and fees on loans receivable primarily resulted from an increase of $51.4 million in the average balance of loans receivable, which increased interest income by $539 thousand. This was offset by a decrease of 30 basis points in average yield on loans, which decreased interest income by $295 thousand. The decrease in yield was attributable to lower loan rates, as well as a lower level of recorded interest recoveries, during the first quarter of 2020 compared to the first quarter of 2019. The Bank recorded an interest recovery of $162 thousand upon the payoff of one non-accrual church loan sold during the first quarter of 2020, compared to interest recoveries of $351 thousand upon the payoff of two non-accrual loans during the first quarter of 2019. The decrease in interest recoveries caused the average yield on loans to decline by 18 basis points.

Interest on investment securities decreased by $28 thousand to $70 thousand for the first quarter of 2020, from $98 thousand for the first quarter of 2019, due to a decrease of $3.6 million in the average balance of securities and a decrease of 13 basis points in the average interest rate earned on securities.

Other interest income decreased by $18 thousand for the first quarter of 2020, compared to the first quarter of 2019. The decrease was primarily due to a decrease of 133 basis points in the average rate earned on interest-earning deposits in other banks, which decreased interest income by $73 thousand, offset by an increase of $11.1 million in the average interest-earning deposit balance, which increased interest income by $51 thousand. In addition, there was an increase of $4 thousand in dividends earned on FHLB stock during the first quarter of 2020, compared to the first quarter of 2019 due to an increase of $206 thousand in the average balance of FHLB stock which primarily resulted from an additional purchase of $594 thousand in FHLB stock during the first quarter of 2020.

Interest expense on deposits increased by $28 thousand for the first quarter of 2020, compared to the first quarter of 2019. The increase in interest expense on deposits primarily resulted from an increase of $26.3 million in the average interest-bearing deposit balance, which increased interest expense by $53 thousand, offset by a decrease of 9 basis points in the average cost of deposits, which decreased interest expense by $25 thousand.

Interest expense on borrowings increased by $85 thousand for the first quarter of 2020, compared to the first quarter of 2019. The higher interest expense on borrowings reflected a net increase of $31.4 million in average borrowings, due to an increase of $32.2 million in the average balance of FHLB advances, offset by a decrease of $810 thousand in the average balance of the Company’s junior subordinated debentures. The increase in average borrowings increased interest expense by $167 thousand, which was partially offset by a decrease of 43 basis points in the overall cost of borrowings, which decreased interest expense by $82 thousand.

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

	For the three months ended
	March 31, 2020			March 31, 2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short term investments	$28,087	$88	1.25%	$17,030	$110	2.58%
Securities	10,947	70	2.56%	14,593	98	2.69%
Loans receivable (1)	426,243	4,359	4.09%	374,832	4,115	4.39%
FHLB stock	3,122	54	6.92%	2,916	50	6.86%
Total interest-earning assets	468,399	$4,571	3.90%	409,371	$4,373	4.27%
Non-interest-earning assets	10,370			10,665
Total assets	$478,769			$420,036

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$37,897	$105	1.11%	$29,055	$64	0.88%
Passbook deposits	48,739	88	0.72%	45,432	65	0.57%
NOW and other demand deposits	42,692	4	0.04%	33,506	3	0.04%
Certificate accounts	182,820	858	1.88%	177,836	895	2.01%
Total deposits	312,148	1,055	1.35%	285,829	1,027	1.44%

FHLB advances	107,874	571	2.12%	75,711	465	2.46%
Junior subordinated debentures	4,290	47	4.38%	5,100	68	5.33%
	112,164	618	2.20%	80,811	533	2.63%

Total interest-bearing liabilities	424,312	$1,673	1.58%	366,640	$1,560	1.70%
Non-interest-bearing liabilities	5,536			4,825
Stockholders’ Equity	48,921			48,571
Total liabilities and stockholders’ equity	$478,769			$420,036

Net interest rate spread (2)		$2,898	2.33%		$2,813	2.57%
Net interest rate margin (3)			2.47%			2.75%
Ratio of interest-earning assets to interest-bearing liabilities			110.39%			111.65%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision/recapture

The Bank recorded a loan loss provision of $29 thousand for the first quarter of 2020, compared to a loan loss provision recapture of $190 thousand for the first quarter of 2019. The loan loss provision for the first quarter of 2020 was recorded to increase our allowance for loan and lease losses (“ALLL”) because of the economic uncertainties related to the COVID-19 Pandemic, while the loan loss provision recapture for the first quarter of 2019 primarily resulted from cash recoveries upon the full payoff of two partially charged off church loans. There were no charge-offs during the quarters ended March 31, 2020 or March 31, 2019.

At March 31, 2020, the ALLL was $3.2 million, or 0.84% of our gross loans receivable held for investment, compared to $3.2 million, or 0.79% of our gross loans receivable held for investment at December 31, 2019. At March 31, 2020, the ALLL as a percentage of non-performing loans increased to 1,146.8% from 750.5% at the end of 2019 as the Bank decreased total non-performing loans by $144 thousand during the first quarter to $280 thousand at March 31, 2020.

As a small banking institution, Broadway is not required to adopt the CECL accounting standard until 2023; consequently, the Bank’s ALLL is based on evidence available at the date of preparation of its financial statements, rather than projections of future economic conditions over the life of the loans. In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios. Through the end of April 2020, the Bank had only experienced two delinquencies for loans totaling $612 thousand, or 0.16% of the total portfolio, and requests for loan relief on two other loans totaling $851 thousand, or 0.22% of the total portfolio. Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

Non-interest Income

Non-interest income for the first quarter of 2020 totaled $197 thousand, compared to $376 thousand for the first quarter of 2019. The decrease in non-interest income of $179 thousand was due to a grant of $233 thousand received from the CDFI Fund in the first quarter of 2019; all other components of non-interest income increased during the first quarter of 2020, including increases in other non-interest income of $25 thousand, service charges of $22 thousand, and gain on sale of loans of $7 thousand.

Non-interest Expense

Total non-interest expense was $3.1 million for the first quarter of 2020, which was substantially the same as the total non-interest expense for the first quarter of 2019. Overall, non-interest expense increased by $89 thousand, primarily reflecting an increase of $173 thousand in compensation and benefits expense and an increase of $29 thousand in information services expense, partially offset by a decrease of $75 thousand in professional services expense and a decrease of $46 thousand in other expense primarily due to a decrease of $31 thousand in REO expense.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income. The Company recorded an income tax benefit of $50 thousand for the first quarter of 2020, compared to income tax expense of $42 thousand for the first quarter of 2019. The Company’s effective income tax rate was a benefit of 60.2% for the first quarter of 2020 and an expense of 13.20% for the first quarter of 2019, due to low-income housing tax credits available during the first quarter of 2020.

Financial Condition

Loans Receivable Held for Sale

Loans receivable held for sale increased to $45.5 million at March 31, 2020 while there were no loans held for sale at December 31, 2019. During the first quarter of 2020, the Bank originated $66.0 million of multi-family loans for sale and sold $20.5 million of loans held for sale for a gain of $7 thousand. We received $55 thousand in principal repayments on loans receivable held for sale during the first quarter of 2020, compared to $24 thousand during the first quarter of 2019. No loans were originated for sale during the first quarter of 2019.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, decreased by $16.5 million to $381.3 million at March 31, 2020, compared to $397.8 million at December 31, 2019. During the first quarter of 2020, the Bank did not originate any loans held for investment except for a net draw of $139 thousand on construction loans. The decrease was primarily due to loan repayments of $16.5 million and the sale of one church loan of $120 thousand during the first quarter of 2020. During the first quarter of 2019, the Bank originated $18.0 million of multi-family loans and $1.1 million of commercial real estate loans for its portfolio. Loan repayments totaled $11.7 million during the first quarter of 2019.

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

Our ALLL was $3.2 million or 0.84% of our gross loans receivable held for investment at March 31, 2020 compared to $3.2 million or 0.79% of our gross loans receivable held for investment at December 31, 2019. The levels of ALLL at March 31, 2020 and December 31, 2019 reflect the result of our quarterly review of the adequacy of the ALLL. During the first quarter of 2020, the Bank recorded a loan loss provision of $29 thousand to increase ALLL because of the uncertainties related to the COVID-19 Pandemic. As a small banking institution, Broadway is not required to adopt the CECL accounting standard until 2023; consequently, the Bank’s ALLL is based on evidence available at the date of preparation of its financial statements, rather than projections of future economic conditions over the life of the loans. In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios. Through the end of April 2020, the Bank had only experienced two delinquencies for loans totaling $612 thousand, or 0.16% of the total portfolio, and requests for loan relief on two other loans totaling $851 thousand, or 0.22% of the total portfolio. Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

As of March 31, 2020, we had total delinquencies of $14 thousand, compared to $18 thousand at December 31, 2019. Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At March 31, 2020, NPLs totaled $280 thousand, compared to $424 thousand at December 31, 2019. The decrease of $144 thousand in NPLs was due to a sale of a non-accrual church loan and repayments.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of March 31, 2020, we had one single family non-performing loan totaling $14 thousand that was not current its payments. Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which increased to 1,146.8% at March 31, 2020 from 750.5% at December 31, 2019.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There have been no loan charge-offs since 2015. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every twelve months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to increases in collateral values, the average recorded investment in NPLs was only 19% of estimated fair value less estimated selling costs as of March 31, 2020.

Impaired loans at March 31, 2020 were $5.2 million, compared to $5.3 million at December 31, 2019. The decrease of $190 thousand in impaired loans was primarily due to sale of a non-accrual church loan and repayments. Specific reserves for impaired loans were $149 thousand, or 2.89% of the aggregate impaired loan amount at March 31, 2020, compared to $147 thousand, or 2.74% at December 31, 2019. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.80% at March 31, 2020, compared to 0.76% at December 31, 2019.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to Troubled Debt Restructurings (“TDR’s”) for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, only two borrowers have requested loan modifications. Both borrowers are in the process of completing the modification package, and both borrowers were current at the time modification program was implemented.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2020, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deferred Tax Assets

Management has assessed the realization of the deferred tax assets based on positive and negative evidence, the amount of taxes paid in available carry back years, and the forecasts of future income and tax planning strategies. Based on this analysis, no valuation allowance was recorded on the Company’s deferred tax assets, which totaled $5.2 million at March 31, 2020 and December 31, 2019. Due to economic uncertainties posed by the current COVID-19 Pandemic, there can be no assurance that a valuation allowance will not be required in future periods.

Office Properties and Equipment

Net office properties and equipment decreased by $52 thousand to $2.7 million at March 31, 2020 from $2.8 million at December 31, 2019. Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019. After amortization, the ROU asset was $594 thousand at March 31, 2020.

Deposits

Deposits increased by $35.4 million to $333.1 million at March 31, 2020 from $297.7 million at December 31, 2019, which consisted of an increase of $42.7 million in liquid deposits and a decrease of $7.3 million in certificates of deposit. Liquid deposits (NOW, demand, money market and passbook accounts) increased to $150.2 million at March 31, 2020, which represented 45%of total deposits, from $107.5 million, which represented 36% of total deposits at December 31, 2019.

Certificates of deposit (“CDs”) decreased by $7.3 million during the first quarter of 2020 to $183.0 million at March 31, 2020, which represented 55% of total deposits, from $190.2 million at December 31, 2019, which represented 64% of total deposits. The decrease in CDs was primarily due to a net decrease in CDARS deposits of $23.1 million offset by a net increase in retail CDs of $15.3 million and a net increase in online CDs of $500 thousand. CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”). At March 31, 2020, we had approximately $14.7 million in CDARS Reciprocal and $42.6 million in CDARS One-Way Buy, compared to 39.3 million in CDARS Reciprocal and $40.7 million in CDARS One-Way Buy at December 31, 2019.

One customer relationship accounted for approximately 9% and 10% of our deposits at March 31, 2020 and December 31, 2019, respectively. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings increased by $30.8 million to $119.1 million at March 31, 2020 from $88.3 million at December 31, 2019 due to an increase of $31.0 million in advances from the FHLB, offset by a decrease of $255 thousand in our junior subordinated floating rate debentures.

The weighted average interest rate on the FHLB Advances decreased to 2.00% at March 31, 2020 from 2.32% at December 31, 2019, primarily due lower weighted average rate on new advances in replacements of the matured ones. The weighted average interest rate on the subordinated floating rate debentures decreased to 3.38% at March 31, 2020 from 4.44% at December 31, 2019, primarily due to decreases in LIBOR.

Stockholders’ Equity

Stockholders' equity was $49.1 million, or 9.70% of the Company’s total assets, at March 31, 2020, compared to $48.8 million, or 11.09% of the Company’s total assets, at December 31, 2019. The Company’s book value was $1.75 per share as of March 31, 2020 and December 31, 2019.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $41.6 million at March 31, 2020. In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at March 31, 2020 consisted of $51.7 million in cash and cash equivalents and $10.7 million in securities available-for-sale that were not pledged, compared to $15.6 million in cash and cash equivalent and $11.0 million in securities available-for-sale that were not pledged at December 31, 2019. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank in 2020 and 2019. The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $46.2 million during the three months ended March 31, 2020, compared to consolidated net cash inflows from operating activities of $229 thousand during the three months ended March 31, 2019. Net cash outflows from operating activities during the three months ended March 31, 2020 were primarily attributable to an increase in originations of loans receivable held for sale of $66.0 million, offset primarily by proceeds from sales and repayments of loans receivable held for sale of $20.5 million.

The Company recorded consolidated net cash inflows from investing activities of $16.2 million during the three months ended March 31, 2020, compared to consolidated net cash outflows of $7.9 million during the three months ended March 31, 2019. Net cash inflows from investing activities during the three months ended March 31, 2020 were primarily attributable to net repayments of loans held for investment of $16.4 million.

The Company recorded consolidated net cash inflows from financing activities of $66.2 million during the three months ended March 31, 2020, compared to consolidated net cash inflows from financing activities of $10.2 million during the three months ended March 31, 2019. Net cash inflows from financing activities during the three months ended March 31, 2020 were primarily attributable to a net increase in deposits of $35.4 million and FHLB advances (net of repayments) of $31.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2020. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. There were no significant changes during the quarter ended March 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2020	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: May 15, 2020	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer