Form 10-K/A
period 2019-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2020-05-19
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

EXPLANATORY NOTE

This amendment is being filed to revise the presentation of certain information regardding beneficial ownership of the Company’s Common Stock set forth in the tabular presentation set forth in Item 12 of the Form 10-K/A.2 filed with SEC on April 29, 2020.  This amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2019.

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

Beneficial Owner	Number of Shares of Voting Common Stock Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned(1)	Percent of Total Common Stock Outstanding(2)
CJA Private Equity Financial Restructuring Master Fund I L.P.(3)	1,845,141	9.57%	6,453,995	29.60%
Commerce Home Mortgage, LLC(4)	1,846,154	9.57%	—	6.58%
Broadway Federal Bank f.s.b. Employee Stock Ownership Plan(5)	1,638,721	8.50%	—	5.84%
Grace & White, Inc.(6)	1,599,673	8.30%	—	5.71%
National Community Investment Fund(7)	818,748	4.25%	1,564,540	8.50%
First Republic Bank(8)	834,465	4.33%	737,861	5.61%
Directors and Executive Officers(5))
Wayne-Kent A. Bradshaw(9)	346,508	1.80%	—	1.24%
Robert C. Davidson, Jr.(10)	85,134	0.44%	—	0.30%
Daniel A. Medina(11)	67,490	0.35%	—	0.24%
Virgil Roberts(12)	39,457	0.20%	—	0.14%
Dutch C. Ross III	28,616	0.15%	—	0.10%
Erin Selleck(13)	20,878	0.11%	—	0.07%
Jack T. Thompson	11,179	0.06%	—	0.04%
Brenda J. Battey(14)	201,313	1.04%	—	0.71%
Norman Bellefeuille(15)	296,624	1.53%	—	1.05%
Ruth McCloud(16)	151,026	0.78%	—	0.54%
All current directors and executive officers as a group (10 persons)	1,248,225	6.35%	—	4.40%

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

(4)                   Commerce Home Mortgage, LLC (“Commerce”) is a wholly-owned subsidiary of The Capital Corps, LLC (“The Capital Corps”).  Thus, The Capital Corps may be deemed to have shared voting power over, and thus beneficial ownership of, the shares owned by Commerce.  The Capital Corps’ managing member is TCC Manager, LLC, which is managed by Sugarman Enterprises, Inc., which is wholly-owned by Mr. Sugarman, and therefore Mr. Sugarman may be deemed to be a beneficial owner of such shares. Mr. Sugarman has an indirect interest in a portion of the shares owned by Commerce by virtue of an indirect ownership in The Capital Corps. Pursuant to Rule 13d-4 under the Exchange Act, each of the foregoing entities and individuals other than Commerce and The Capital Corps disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein.  The address for Mr. Sugarman and each of the foregoing entities is 16845 Von Karman Avenue, Suite 200, Irvine, CA 92606.  Information based upon Schedule 13D filed by Mr. Sugarman and the foregoing entities with the SEC on February 10, 2020.

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

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey Chief Financial Officer
Date:	May 19, 2020