Form 10-Q
period 2020-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2020-08-14
CIK 1001171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2020, 19,282,571 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Cash and due from banks	$14,700	$3,016
Interest-bearing deposits in other banks	25,148	12,550
Cash and cash equivalents	39,848	15,566
Securities available-for-sale, at fair value	10,192	11,006
Loans receivable held for sale, at lower of cost or fair value	49,719	-
Loans receivable held for investment, net of allowance of $3,215 and $3,182	374,417	397,847
Accrued interest receivable	1,291	1,223
Federal Home Loan Bank (FHLB) stock, at cost	3,586	2,916
Office properties and equipment, net	2,730	2,783
Bank owned life insurance	3,123	3,100
Deferred tax assets, net	5,393	5,220
Investment in affordable housing limited partnership	111	163
Other assets	894	545
Total assets	$491,304	$440,369

Liabilities and stockholders’ equity

Liabilities:
Deposits	$315,778	$297,724
FHLB advances	116,500	84,000
Junior subordinated debentures	3,825	4,335
Advance payments by borrowers for taxes and insurance	1,076	1,033
Accrued expenses and other liabilities	4,605	4,429
Total liabilities	441,784	$391,521

Stockholders' Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at June 30, 2020 and December 31, 2019; issued 21,900,397 shares at June 30, 2020 and 21,729,249 shares at December 31, 2019; outstanding 19,282,571 shares at June 30, 2020 and 19,111,423 shares at December 31, 2019	219	218
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding 8,756,396 shares at June 30, 2020 and December 31, 2019	87	87
Additional paid-in capital	46,650	46,426
Retained earnings	8,608	8,425
Unearned Employee Stock Ownership Plan (ESOP) shares	(927)	(959)
Accumulated other comprehensive gain (loss), net of tax	209	(23)
Treasury stock-at cost, 2,617,826 shares at June 30, 2020 and at December 31, 2019	(5,326)	(5,326)
Total stockholders’ equity	49,520	48,848
Total liabilities and stockholders’ equity	$491,304	$440,369

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$4,429	$3,841	$8,788	$7,956
Interest on mortgage-backed and other securities	65	95	135	193
Other interest income	74	149	216	309
Total interest income	4,568	4,085	9,139	8,458

Interest expense:
Interest on deposits	967	1,097	2,022	2,124
Interest on borrowings	570	526	1,188	1,059
Total interest expense	1,537	1,623	3,210	3,183

Net interest income	3,031	2,462	5,929	5,275
Loan loss provision (recapture)	-	(158)	29	(348)
Net interest income after loan loss provision (recapture)	3,031	2,620	5,900	5,623

Non-interest income:
Service charges	94	115	238	237
Gain on sale of loans	116	-	123	-
CDFI Grant	-	-	-	233
Other	32	24	78	45
Total non-interest income	242	139	439	515

Non-interest expense:
Compensation and benefits	1,983	1,875	4,038	3,757
Occupancy expense	320	312	635	620
Information services	221	218	458	426
Professional services	571	235	835	574
Office services and supplies	87	67	163	135
Loan related expenses	20	47	21	58
Corporate insurance	32	34	64	69
Amortization of investment in affordable housing limited partnership	8	49	53	98
Other	160	185	284	345
Total non-interest expense	3,402	3,022	6,551	6,082

(Loss) income before income taxes	(129)	(263)	(212)	56
Income tax benefit	(345)	(128)	(395)	(86)
Net income (loss)	$216	$(135)	$183	$142

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$155	$157	$330	$353
Income tax expense	46	46	98	104
Other comprehensive income, net of tax	109	111	232	249

Comprehensive income (loss)	$325	$(24)	$415	$391

Earnings (loss) per common share-basic	$0.01	$(0.01)	$0.01	$0.01
Earnings (loss) per common share-diluted	$0.01	$(0.01)	$0.01	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:

Net income	$183	$142
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision (recapture)	29	(348)
Provision for losses on REOs	-	13
Depreciation	115	115
Net amortization of deferred loan origination costs	136	95
Net amortization of premiums on mortgage-backed securities	19	13
Amortization of investment in affordable housing limited partnership	53	98
Director compensation expense-common stock	45	52
Stock-based compensation expense	179	109
ESOP compensation expense	32	28
Earnings on bank owned life insurance	(23)	(26)
Originations of loans receivable held for sale	(110,908)	(10,280)
Proceeds from sales of loans receivable held for sale	60,997	-
Repayments on loans receivable held for sale	315	46
Gain on sale of loans receivable held for sale	(123)	-
Change in assets and liabilities:
Net change in deferred taxes	(271)	(31)
Net change in accrued interest receivable	(68)	(111)
Net change in other assets	(349)	107
Net change in advance payments by borrowers for taxes and insurance	43	29
Net change in accrued expenses and other liabilities	442	(281)
Net cash used in operating activities	(49,154)	(10,230)

Cash flows from investing activities:

Net change in loans receivable held for investment	23,265	(7,153)
Principal payments on available-for-sale securities	1,125	952
Proceeds from sales of REO	-	820
Purchase of FHLB stock	(670)	-
Purchase of office properties and equipment	(328)	(23)
Net cash provided by (used in) investing activities	23,392	(5,404)

Cash flows from financing activities:

Net change in deposits	18,054	14,384
Proceeds from FHLB advances	66,000	10,000
Repayments of FHLB advances	(33,500)	(5,000)
Repayments of junior subordinated debentures	(510)	(255)
Net cash provided by financing activities	50,044	19,129

Net change in cash and cash equivalents	24,282	3,495
Cash and cash equivalents at beginning of the period	15,566	16,651
Cash and cash equivalents at end of the period	$39,848	$20,146

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,290	$2,971
Cash paid for income taxes	3	13
Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$-	$1,064
Transfers of loans receivable held for investment to loans receivable held for sale	-	10,684
Initial Recognition of Operating Lease Right-to-Use Assets	-	1,120
Initial Recognition of Operating Lease Liabilities	-	1,120

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three-Month Period Ended June 30, 2020 and 2019
	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at April 1, 2020	$219	$87	$46,550	$100	$8,392	$(942)	$(5,326)	$49,080
Net income for the three months ended June 30, 2020	-	-	-	-	216	-	-	216
Release of unearned ESOP shares	-	-	-	-	-	15	-	15
Restricted stock Compensation expense	-	-	90	-	-	-	-	90
Stock option compensation expense	-	-	10	-	-	-	-	10
Other comprehensive income, net of tax	-	-	-	109	-	-	-	109
Balance at June 30, 2020	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$49,520
Balance at April 1, 2019	$218	$87	$46,219	$(145)	$8,908	$(1,010)	$(5,326)	$48,951
Net income for the three months ended June 30, 2019	-	-	-	-	(135)	-	-	(135)
Release of unearned ESOP shares	-	-	(2)	-	-	16	-	14
Restricted stock Compensation expense	-	-	65	-	-	-	-	65
Stock option compensation expense	-	-	10	-	-	-	-	10
Other comprehensive income, net of tax	-	-	-	111	-	-	-	111
Balance at June 30, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016

See accompanying notes to unaudited consolidated financial statements.

	Six-Month Period Ended June 30, 2020 and 2019
	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2020	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$48,848
Net income for the six months ended June 30, 2020	-	-	-	-	183	-	-	183
Release of unearned ESOP shares	-	-	-	-	-	32	-	32
Restricted stock Compensation expense	1	-	160	-	-	-	-	161
Stock awarded to directors	-	-	45	-	-	-	-	45
Stock option compensation expense	-	-	19	-	-	-	-	19
Other comprehensive loss, net of tax	-	-	-	232	-	-	-	232
Balance at June 30, 2020	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$49,520
Balance at January 1, 2019	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net income for the six months ended June 30, 2019	-	-	-	-	142	-	-	142
Release of unearned ESOP shares	-	-	(5)	-	-	33	-	28
Restricted stock Compensation expense	5	-	85	-	-	-	-	90
Stock awarded to directors	-	-	52	-	-	-	-	52
Stock option compensation expense	-	-	19	-	-	-	-	19
Other comprehensive loss, net of tax	-	-	-	249	-	-	-	249
Balance at June 30, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

NOTE (1) – Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include Broadway Financial Corporation (the “Company”) and its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank” and, together with the Company, “Broadway”). Also included in the unaudited consolidated financial statements is Broadway Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU is effective January 1, 2020 and clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance did not have a significant impact on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. This guidance did not have a significant impact on the Company's consolidated financial statements as of March 31, 2020.

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share)
Net income (loss)	$216	$(135)	$183	$142
Less net income (loss) attributable to participating securities	2	(2)	2	2
Income (loss) available to common stockholders	$214	$(133)	$181	$140

Weighted average common shares outstanding for basic earnings (loss) per common share	27,143,340	26,858,018	27,055,750	26,711,043
Add: dilutive effects of unvested restricted stock awards	307,376	-	337,097	396,331
Weighted average common shares outstanding for diluted earnings (loss) per common share	27,450,716	26,858,018	27,392,847	27,107,374

Earnings (loss) per common share - basic	$0.01	$(0.01)	$0.01	$0.01
Earnings (loss) per common share - diluted	$0.01	$(0.01)	$0.01	$0.01

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Stock options for 450,000 shares of common stock for the three and six months ended June 30, 2020 and stock options for 455,000 shares of common stock for the three and six months ended June 30, 2019 were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE (3) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2020:
Federal agency mortgage-backed securities	$6,812	$326	$-	$7,138
Federal agency debt	2,850	204	-	3,054
Total available-for-sale securities	$9,662	$530	$-	$10,192
December 31, 2019:
Federal agency mortgage-backed securities	$7,792	$164	$-	$7,956
Federal agency debt	3,014	36	-	3,050
Total available-for-sale securities	$10,806	$200	$-	$11,006

At June 30, 2020, the Bank had two federal agency debt securities with total amortized cost of $2.9 million, estimated total fair value of $3.1 million and an estimated average remaining life of 5.5 years. The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $6.8 million, estimated total fair value of $7.1 million and an estimated average remaining life of 3.1 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

There were no securities pledged to secure public deposits at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2020 and 2019.

The Bank held 24 securities with unrealized gains at June 30, 2020 and December 31, 2019. All of the Bank's securities were issued by the federal government or its agencies. The unrealized gains on our available-for-sale securities at June 30, 2020 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

NOTE (4) – Loans Receivable Held for Sale

Loans receivable held for sale at June 30, 2020 totaled $49.7 million and consisted of multi-family loans. The Bank did not have any loans held for sale at December 31, 2019. During the first six months of 2020, the Bank originated $110.9 million of multi-family loans for sale and sold $60.9 million of loans held for sale. During the first six months of 2019, the Bank originated $10.3 million of multi-family loans for sale. There were no loan sales during the six months ended June 30, 2019. Loan repayments totaled $315 thousand and $46 thousand during the six months ended June 30, 2020 and 2019, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Single family	$58,826	$72,883
Multi-family	277,758	287,378
Commercial real estate	18,672	14,728
Church	19,489	21,301
Construction	1,409	3,128
Commercial – other	277	262
Consumer	10	21
Gross loans receivable before deferred loan costs and premiums	376,441	399,701
Unamortized net deferred loan costs and premiums	1,191	1,328
Gross loans receivable	377,632	401,029
Allowance for loan losses	(3,215)	(3,182)
Loans receivable, net	$374,417	$397,847

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$308	$2,408	$140	$323	$24	$7	$1	$3,211
Provision for (recapture of) loan losses	-	16	29	(41)	(2)	(1)	(1)	-
Recoveries	4	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$312	$2,424	$169	$282	$22	$6	$-	$3,215

	Three Months Ended June 30, 2019
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$347	$1,990	$62	$507	$18	$5	$-	$2,929
Provision for (recapture of) loan losses	(19)	(58)	(4)	(106)	26	-	3	(158)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771

	Six Months Ended June 30, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	(4)	105	36	(80)	(26)	(1)	(1)	29
Recoveries	4	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$312	$2,424	$169	$282	$22	$6	$-	$3,215

	Six Months Ended June 30, 2019
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(41)	52	6	(392)	25	(1)	3	(348)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	June 30, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$71	$-	$-	$72	$-	$1	$-	$144
Collectively evaluated for impairment	241	2,424	169	210	22	5	-	3,071
Total ending allowance balance	$312	$2,424	$169	$282	$22	$6	$-	$3,215
Loans:
Loans individually evaluated for impairment	$592	$307	$-	$4,135	$-	$50	$-	$5,084
Loans collectively evaluated for impairment	58,409	279,017	18,742	14,733	1,409	228	10	372,548
Total ending loans balance	$59,001	$279,324	$18,742	$18,868	$1,409	$278	$10	$377,632

	December 31, 2019
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$-	$-	$85	$-	$2	$-	$147
Collectively evaluated for impairment	252	2,319	133	277	48	5	1	3,035
Total ending allowance balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Loans:
Loans individually evaluated for impairment	$611	$313	$-	$4,356	$-	$63	$-	$5,343
Loans collectively evaluated for impairment	72,501	288,730	14,818	16,292	3,125	199	21	395,686
Total ending loans balance	$73,112	$289,043	$14,818	$20,648	$3,125	$262	$21	$401,029

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$10	$9	$-	$-	$-	$-
Multi-family	$307	$307	$-	313	313	-
Church	$3,048	$2,259	$-	3,491	2,446	-
With an allowance recorded:
Single family	583	583	71	593	593	60
Church	1,876	1,876	72	1,928	1,928	85
Commercial - other	50	50	1	63	63	2
Total	$5,874	$5,084	$144	$6,388	$5,343	$147

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$597	$7	$638	$5
Multi-family	308	5	320	5
Church	4,160	74	4,741	402
Commercial – other	59	1	63	-
Total	$5,124	$87	$5,762	$412

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$599	$14	$640	$15
Multi-family	309	11	321	11
Church	4,190	309	5,383	517
Commercial – other	60	2	64	2
Total	$5,158	$336	$6,408	$545

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $22 thousand and $40 thousand for the three months ended June 30, 2020 and 2019, respectively, and $45 thousand and $80 thousand for the six months ended June 30, 2020 and 2019, respectively, and were not included in the consolidated results of operations.

There were no loans delinquent as of June 30, 2020. The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$59,001	$59,001
Multi-family	-	-	-	-	279,324	279,324
Commercial real estate	-	-	-	-	18,742	18,742
Church	-	-	-	-	18,868	18,868
Construction	-	-	-	-	1,409	1,409
Commercial - other	-	-	-	-	278	278
Consumer	-	-	-	-	10	10
Total	$-	$-	$-	$-	$377,632	$377,632

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$18	$-	$-	$18	$73,094	$73,112
Multi-family	-	-	-	-	289,043	289,043
Commercial real estate	-	-	-	-	14,818	14,818
Church	-	-	-	-	20,648	20,648
Construction	-	-	-	-	3,125	3,125
Commercial - other	-	-	-	-	262	262
Consumer	-	-	-	-	21	21
Total	$18	$-	$-	$18	$401,011	$401,029

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Loans receivable held for investment:
Single-family residence	$9	$18
Church	$837	406
Total non-accrual loans	$846	$424

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2020 or December 31, 2019. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested loan modifications. Both borrowers were current at the time modification program was implemented. To date, no modifications have been granted.

At June 30, 2020, loans classified as troubled debt restructurings (“TDRs”) totaled $4.5 million, of which $254 thousand were included in non-accrual loans and $4.2 million were on accrual status. At December 31, 2019, loans classified as TDRs totaled $4.7 million, of which $406 thousand were included in non-accrual loans and $4.3 million were on accrual status. The Company has allocated $144 thousand and $147 thousand of specific reserves for accruing TDRs as of June 30, 2020 and December 31, 2019, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required. As of June 30, 2020 and December 31, 2019, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the three or six months ended June 30, 2020 and 2019.

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

	June 30, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$58,992	$-	$-	$9	$-	$-
Multi-family	278,551	401	-	372	-	-
Commercial real estate	17,242	1,500	-	-	-	-
Church	14,741	1,302	-	2,825	-	-
Construction	1,409	-	-	-	-	-
Commercial - other	228	-	-	50	-	-
Consumer	10	-	-	-	-	-
Total	$371,173	$3,203	$-	$3,256	$-	$-

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$73,094	$-	$-	$18	$-	$-
Multi-family	288,251	411	-	381	-	-
Commercial real estate	14,818	-	-	-	-	-
Church	16,546	411	-	3,691	-	-
Construction	3,125	-	-	-	-	-
Commercial - other	199	-	-	63	-	-
Consumer	21	-	-	-	-	-
Total	$396,054	$822	$-	$4,153	$-	$-

NOTE (6) – Leases

The Bank has a combined operating lease for its corporate headquarters and main retail branch and a photocopier lease. The ROU asset and operating lease liability are recorded in office properties and equipment and other liabilities, respectively, in the consolidated statements of financial condition.

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank had a ROU asset of $460 thousand and an operating lease liability of $468 thousand as of June 30, 2020. The Bank has no finance leases.

The Bank recorded operating lease expense costs of $121 thousand and $123 thousand for the quarters ended June 30, 2020 and June 30, 2019, respectively, and $242 thousand and $245 thousand for the first six months of 2020 and the first six months of 2019, respectively.

Additional information regarding our operating leases is summarized below as of or for the periods ended June 30, 2020 indicated (dollars in thousands):

	Quarter ended	Six Months ended
	June 30, 2020	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$88	$174

Weighted average remaining lease term in months		10

Weighted average discount rate		2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of June 30, 2020 were as follows (in thousands):

Six months ended December 31, 2020	$279
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	474
Amounts Representing Interest	(6)
Present Value of Net Future Minimum Lease Payments	$468

NOTE (7) – Borrowings

At June 30, 2020 and December 31, 2019, the Bank had outstanding Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $116.5 million and $84.0 million, respectively. The weighted rate interest rate was 1.84% and 2.32% as of June 30, 2020 and December 31, 2019, respectively. The weighted average contractual maturity was 31 months and 18 months as of June 30, 2020 and December 31, 2019, respectively. The advances were collateralized by $210.4 million and $156.1 million of first mortgage loans at June 30, 2020 and December 31, 2019, respectively.

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.86% at June 30, 2020. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%. Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024. At June 30, 2020, the Company had repaid a total of $1.3 million of the scheduled principal. The Debentures may be called for redemption at any time by the Company.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,138	$-	$7,138
Securities available-for-sale – federal agency debt	-	3,054	-	3,054
At December 31, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,956	$-	$7,956
Securities available-for-sale – federal agency debt	-	3,050	-	3,050

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020	December 31, 2019
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$130

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$49,719	$-	$49,735	$-	$49,735
Loans receivable held for investment	374,417	-	-	377,618	377,618

Financial Liabilities:
Time Deposits	$153,406	$-	$154,448	$-	$154,448
Federal Home Loan Bank advances	116,500	-	120,788	-	120,788
Junior subordinated debentures	3,825	-	-	3,261	3,261

		Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$-	$-	$-	$-	$-
Loans receivable held for investment	$397,847	-	-	$404,923	$404,923

Financial Liabilities:
Time Deposits	$190,235	$-	$190,353	$-	$190,353
Federal Home Loan Bank advances	84,000	-	84,997	-	84,997
Junior subordinated debentures	4,335	-	-	3,734	3,734

In accordance with ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of June 30, 2020 and December 31, 2019 was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (9) – Stock-based Compensation

On July 25, 2018, the stockholders approved the 2018 Long-Term Incentive Plan (“2018 LTIP”). The 2018 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of June 30, 2020, 630,080 shares had been awarded and 663,029 shares are available under the 2018 LTIP.

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

In February 2020 and 2019, the Company awarded 140,218 shares and 428,797 shares, respectively, of restricted stock to its officers and employees under the 2018 LTIP. Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award. These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period. During the three and six months ended June 30, 2020, the Company recorded $90 and $161 thousand of stock based compensation expense related to these awards, respectively. As of June 30, 2020, unrecognized compensation cost related to non-vested restricted stock awards was $320 thousand which is expected to be recognized over a period of 20 months.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

No stock options were granted during the three and six months ended June 30, 2020 and 2019.

The following table summarizes stock option activity during the six months ended June 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	455,000	$1.67	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(5,000)	6.00	(82,500)	4.89
Outstanding at end of period	450,000	$1.62	455,000	$1.67
Exercisable at end of period	360,000	$1.62	275,000	$1.70

The Company recorded $10 thousand and $19 thousand of stock-based compensation expense related to stock options during the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unrecognized compensation cost related to nonvested stock options granted under the plan was $26 thousand. The cost is expected to be recognized over a period of 8 months.

Options outstanding and exercisable at June 30, 2020 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	450,000	5.65 years	$1.62		360,000	$1.62
	450,000	5.65 years	$1.62	$176	360,000	$1.62	$176

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants will receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $15 thousand and $14 thousand for the three months ended June 30, 2020 and 2019, respectively, and $32 thousand and $28 thousand for the six months ended June 30, 2020 and 2019, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements (continued)

Shares held by the ESOP were as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)

Allocated to participants	1,024,429	1,024,429
Committed to be released	31,248	10,416
Suspense shares	583,044	603,876
Total ESOP shares	1,638,721	1,638,721
Fair value of unearned shares	$1,230	$930

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $927 thousand and $959 thousand at June 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020 and December 31, 2019, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2020:
Tier 1 (Leverage)	$48,275	9.71%	$19,887	4.00%	$24,859	5.00%
Common Equity Tier 1	$48,275	16.07%	$13,518	4.50%	$19,526	6.50%
Tier 1	$48,275	16.07%	$18,024	6.00%	$24,032	8.00%
Total Capital	$51,526	17.15%	$24,032	8.00%	$30,040	10.00%
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$12,743	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$16,990	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$22,654	8.00%	$28,318	10.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (12) – Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income or loss. The Company recorded income tax benefits of $345 thousand and $395 thousand for the three and six months ended June 30, 2020, respectively, compared to income tax benefits of $128 thousand and $86 thousand for the three and six months ended June 30, 2019, respectively. The increase in income tax benefit during the second quarter and first six months of 2020 was primarily due to a tax adjustment of $273 thousand upon the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013. In addition, the Company recorded low-income housing tax credits of $29 thousand and $58 thousand during the second quarter and six months ended June 30, 2020, compared to $50 thousand and $99 thousand during the second quarter and six months ended June 30, 2019.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that as of June 30, 2020, no valuation allowance was required on its deferred tax assets, which totaled $5.4 million.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with a long-time customer that accounted for approximately 13% of its deposits as of June 30, 2020. The Bank expects to maintain this relationship with the customer.

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

Overview

Since early March 2020, the effects from the spread of the COVID-19 virus (the “COVID-19 Pandemic”) permeated virtually every aspect of society, and required management to quickly plan and implement multiple changes to Broadway’s operations to protect the health and welfare of the Bank’s employees and customers, while minimizing disruptions to the Bank’s ability to provide essential services. These changes were based on guidance from various governmental entities, including the Center for Disease Control and Prevention. Among the changes that the Bank implemented were the following: more intensive cleaning and maintenance of the branches, distribution of personal protection equipment to employees, creation of safe distancing measures within the branches and all work areas, guidance to all employees regarding other safe practices, amended benefit policies to ease the burden on employees with children at home, or those experiencing symptoms of disease, development of plans for certain employees or departments to work from home, and creation of contingency plans for potential further changes to operations. Broadway has not implemented layoffs or furloughs of any of our employees.

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

Total assets increased by $50.9 million to $491.3 million at June 30, 2020 from $440.4 million at December 31, 2019. The increase in total assets primarily consisted of an increase of $49.7 million in loans receivable held for sale and an increase of $24.3 million in cash and cash equivalents, offset by a decrease of $23.4 million in loans held for investment.

Total liabilities increased by $50.3 million to $441.8 million at June 30, 2020 from $391.5 million at December 31, 2019. The increase in total liabilities primarily consisted of increases in advances from FHLB of $32.5 million, in deposits of $18.1 million, in advance payments by borrowers for taxes and insurance of $43 thousand and in accrued expenses other liabilities of $176 thousand. These were partially offset by a decrease in junior subordinated debentures of $510 thousand.

We recorded net income of $216 thousand and $183 thousand for the three and six months ended June 30, 2020, respectively, compared to a net loss of $135 thousand and net income of $142 thousand for the three and six months ended June 30, 2019, respectively.

Our net income increased by $351 thousand during the second quarter of 2020 compared to the second quarter of 2019, primarily due to an income tax adjustment of $273 thousand recorded upon the resolution of an outstanding audit issue with the California Franchise Tax Board. In addition, during the second quarter of 2020, net interest income increased by $569 thousand and gain on sale of loans increased by $116 thousand compared to the second quarter of 2019. These increases were partially offset by higher non-interest expense of $380 thousand, including $152 thousand of expenses incurred to respond to actions by a former stockholder, during the second quarter of 2020, compared to the second quarter of 2019. Also, during the second quarter of 2019, the Bank recorded net loan loss provision recaptures of $158 thousand but did not record any net loan loss provision recaptures during the second quarter of 2020.

For the six months ended June 30, 2020, our net income increased by $41 thousand compared to the six months ended June 30, 2019, primarily due to the income tax adjustment of $273 thousand during the second quarter of 2020. In addition, during the first six months of 2020, net interest income increased by $654 thousand, gains on the sales of loans increased by $123 thousand, and miscellaneous loan income increased by $33 thousand compared to the first six months of 2019. These increases were offset by higher non-interest expenses of $469 thousand, including $200 thousand of expenses incurred to respond to actions by a former stockholder during the first six months of 2020, Also, during the first six months of 2019, the Bank recorded a loan loss recapture of $348 thousand compared to a loan loss provision of $29 thousand during the first six months of 2020, and the Bank received a grant of $233 thousand from the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund, which it did not received during the first six months of 2020.

Results of Operations

Net Interest Income

Net interest income for the second quarter of 2020 totaled $3.0 million, compared to $2.5 million for the second quarter of 2019. The increase primarily resulted from an increase in interest income of $483 thousand during the second quarter of 2020 due to higher interest income and fees on loans receivable of $588 thousand, partially offset by a decrease in interest income on securities of $30 thousand and a decrease in other interest income of $75 thousand. Also, interest expense decreased by $86 thousand due to lower interest expense on deposits of $130 thousand, partially offset by higher interest expense on borrowings of $44 thousand. The average balance of interest-earning assets increased by $88.0 million during the second quarter of 2020 compared to the second quarter of the prior year, and the net interest margin increased by 3 basis points to 2.43% for the second quarter of 2020 compared to 2.40% for the second quarter of 2019. The net interest margin increased because the average rates paid on interest-bearing liabilities decreased by more than the average rates earned on interest-earning assets.

Interest income and fees on loans receivable increased by $588 thousand to $4.4 million for the second quarter of 2020, from $3.8 million for the second quarter of 2019 due to an increase of $66.6 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $665 thousand. This was partially offset by a decrease of 8 basis points in the average yield on loans, which decreased interest income by $77 thousand.

Interest income on securities decreased by $30 thousand for the second quarter of 2020, compared to the second quarter of 2019. The decrease in interest income on securities during the second quarter of 2020 primarily resulted from a decrease of $3.8 million in the average balance of securities, which decreased interest income by $24 thousand and a decrease of 18 basis points in the average yield on securities, which decreased interest income by $6 thousand.

Other interest income decreased by $75 thousand for the second quarter of 2020, compared to the second quarter of 2019. The decrease was primarily due to a decrease of 202 basis points in the average yield on interest-earning deposits in other banks during the second quarter of 2020, which decreased interest income by $123 thousand, partially offset by an increase of $24.6 million in the average balance of interest-earning deposits in other banks, which increased interest income by $71 thousand. In addition, there was a decrease of $23 thousand in dividends earned on FHLB stock during the second quarter of 2020, compared to the second quarter of 2019.

Interest expense on deposits decreased by $130 thousand for the second quarter of 2020, compared to the second quarter of 2019. The decrease was attributable to a decrease of 37 basis points in the average cost of deposits, which caused interest expense on deposits to decrease by $173 thousand, partially offset by an increase in the average balance of total deposit by $45.7 million, which led to an increase in interest expense of $43 thousand.

Interest expense on borrowings increased by $44 thousand for the second quarter of 2020, compared to the second quarter of 2019. The higher interest expense on borrowings during the second quarter of 2020 reflected a net increase of $41.5 million in average borrowings, due to an increase of $42.6 million in the average balance of FHLB advances, which increased interest expense by $189 thousand, partially offset by a decrease of $1.1 million in the average balance of the Company’s junior subordinated debentures, which decreased interest expense by $12 thousand. In addition, the average cost of FHLB advances decreased by 59 basis points during the second quarter of 2020, which decreased interest expense by $112 thousand, and the average cost of the Company’s junior subordinated debentures decreased by 189 basis points during the second quarter of 2020, which decreased interest expense by $21 thousand.

For the six months ended June 30, 2020, net interest income increased by $654 thousand to $5.9 million compared to $5.3 million for the six months ended June 30, 2019. The increase in net interest income during the six months ended June 30, 2020 primarily resulted from an increase in interest income of $681 thousand due to higher interest income on loans receivable of $832 thousand, partially offset by a decrease in interest income on securities of $58 thousand and a decrease in other interest income of $93 thousand. Interest expense increased by $27 thousand during the six months ended June 30, 2020 due to an increase in in interest expense on borrowings of $129 thousand, which was partially offset by a decrease in interest expense on deposits of $102 thousand.

Interest income and fees on loans receivable increased by $832 thousand during the first six months of 2020 due to an increase of $59.0 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $1.2 million, partially offset by a decrease of 19 basis points in the average yield on loans, which decreased interest income by $372 thousand. During the first half of 2020, the Bank recorded an interest recovery of $162 thousand upon the payoff of one non-accrual church loan, compared to interest recoveries of $351 thousand upon the payoff of two non-accrual church loans during the first half of 2019.

Interest income on securities decreased by $58 thousand for the first half of 2020, compared to the first half of 2019. The decrease in interest income on securities during the first half of 2020 primarily resulted from a decrease of $3.7 million in the average balance of securities, which decreased interest income by $48 thousand and a decrease of 15 basis points in the average yield on securities, which decreased interest income by $10 thousand.

Other interest income decreased by $93 thousand for the first half of 2020 compared to the first half of 2019. The decrease was primarily due to a decrease of 176 basis points in the average yield on interest-earning deposits in other banks during the first half of 2020, which decreased interest income by $205 thousand, partially offset by an increase of $17.8 million in the average balance of interest-earning deposits in other banks, which increased interest income by $130 thousand. In addition, there was a decrease of $18 thousand in dividends earned on FHLB stock during the first half of 2020, compared to the first half of 2019.

During the first half of 2020, interest expense on deposits decreased by $102 thousand due to a decrease of 23 basis points in the average cost of deposits attributable to lower rates paid on all deposit types, which caused interest expense on deposits to decrease by $201 thousand, partially offset by an increase of $36.0 million in the average balance of deposits, which caused interest expense to increase by $99 thousand.

During the first half of 2020, interest expense on borrowings increased by $129 thousand, compared to the first half of 2019. The higher interest expense on borrowings during the first half of 2020 reflected a net increase of $36.4 million in average borrowings, due to an increase of $37.4 million in the average balance of FHLB advances, which increased interest expense by $370 thousand, offset by a decrease of $932 thousand in the average balance of the Company’s junior subordinated debentures, which decreased interest expense by $22 thousand. In addition, the average cost of FHLB advances decreased by 47 basis points, which decreased interest expense by $186 thousand, and the average cost of the Company’s junior subordinated debentures decreased by 146 basis points, which decreased interest expense by $33 thousand.

The net interest margin decreased by 12 basis points to 2.45% for the six months ended June 30, 2020 from 2.57% for the same period in 2019, primarily due to a lower average loan yield.

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

	For the three months ended
	June 30, 2020			June 30, 2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$40,416	$46	0.46%	$15,810	$98	2.48%

Securities	10,431	65	2.49%	14,242	95	2.67%
Loans receivable (1)	444,530	4,429	3.99%	377,906	3,841	4.07%
FHLB stock	3,518	28	3.18%	2,916	51	7.00%
Total interest-earning assets	498,895	$4,568	3.66%	410,874	$4,085	3.98%
Non-interest-earning assets	10,466			11,058
Total assets	$509,361			$421,932

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$46,364	$112	0.97%	$25,416	$56	0.88%
Passbook deposits	53,167	81	0.61%	45,346	69	0.61%
NOW and other demand deposits	54,362	3	0.02%	33,578	3	0.04%
Certificate accounts	177,392	771	1.74%	181,280	969	2.14%
Total deposits	331,285	967	1.17%	285,620	1,097	1.54%
FHLB advances	119,315	536	1.80%	76,747	459	2.39%
Junior subordinated debentures	4,038	34	3.37%	5,091	67	5.26%
Total interest-bearing liabilities	454,638	$1,537	1.35%	367,458	$1,623	1.77%
Non-interest-bearing liabilities	5,523			5,505
Stockholders’ Equity	49,200			48,969
Total liabilities and stockholders’ equity	$509,361			$421,932

Net interest rate spread (2)		$3,031	2.31%		$2,462	2.21%
Net interest rate margin (3)			2.43%			2.40%
Ratio of interest-earning assets to interest-bearing liabilities			109.73%			111.82%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

29

	For the six months ended
	June 30, 2020			June 30, 2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$34,250	$133	0.78%	$16,417	$208	2.53%
Federal funds sold	-	-	-	-	-	-
Securities	10,689	135	2.53%	14,417	193	2.68%
Loans receivable (1)	435,388	8,788	4.04%	376,378	7,956	4.23%
FHLB stock	3,320	83	5.00%	2,916	101	6.93%
Total interest-earning assets	483,647	$9,139	3.78%	410,128	$8,458	4.12%
Non-interest-earning assets	10,464			10,862
Total assets	$494,111			$420,990

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$42,130	$217	1.03%	$27,226	$120	0.88%
Passbook deposits	50,936	169	0.66%	45,390	134	0.59%
NOW and other demand deposits	48,545	6	0.02%	33,541	6	0.04%
Certificate accounts	180,106	1,630	1.81%	179,567	1,864	2.08%
Total deposits	321,717	2,022	1.26%	285,724	2,124	1.49%
FHLB advances	113,595	1,108	1.95%	76,232	924	2.42%
Junior subordinated debentures	4,164	80	3.84%	5,096	135	5.30%
Total interest-bearing liabilities	439,476	$3,210	1.46%	367,052	$3,183	1.73%
Non-interest-bearing liabilities	5,574			5,167
Stockholders’ Equity	49,061			48,771
Total liabilities and stockholders’ equity	$494,111			$420,990

Net interest rate spread (2)		$5,929	2.32%		$5,275	2.39%
Net interest rate margin (3)			2.45%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities			110.05%			111.74%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

30

Loan loss provision recapture

The Bank did not record a loan loss provision or recapture during the second quarter of 2020 and recorded a loan loss provision of $29 thousand during the first six months of 2020. During the first quarter of 2020 the Bank recorded additional provisions to increase the ALLL for economic uncertainties related to the COVID-19 Pandemic. During the second quarter of 2020, the Bank maintained its ALLL at $3.2 million, after adjusting for a loan loss recovery of $4 thousand, despite a net decrease of $6.9 million in the loans held for investment portfolio during the second quarter of 2020. No loan charge-offs were recorded during the second quarter or first half of 2020.

The Bank recorded loan loss provision recaptures of $158 thousand and $348 thousand, respectively, during the second quarter and first six months of 2019. The Bank recorded no cash recoveries during the second quarter of 2019 and recorded cash recoveries of $190 thousand during the first half of 2019. No loan charge-offs were recorded during the second quarter or first half of 2019.

Non-interest Income

Non-interest income for the second quarter of 2020 totaled $242 thousand, compared to $139 thousand for the second quarter of 2019. Non-interest income increased by $103 thousand primarily because the Bank recorded a gain on sale of loans of $116 thousand during the second quarter of 2020; the Bank did not record any gain on sales of loans during the first half of 2019. This increase was partially offset by a net decrease in other components of non-interest income of $13 thousand during the second quarter of 2020, compared to the second quarter of 2019.

For the six months ended June 30, 2020, non-interest income totaled $439 thousand compared to $515 thousand for the same period one year ago. The decrease of $76 thousand in non-interest income was primarily due to a grant of $233 thousand from the CDFI Fund received during the first quarter of 2019, offset by gain on sale of loans of $123 thousand recorded during the first half of 2020.

Non-interest Expense

Non-interest expense for the second quarter of 2020 totaled $3.4 million, compared to $3.0 million for the second quarter of 2019. The increase of $380 thousand in non-interest expense during the second quarter of 2020 compared to the same quarter of 2019 was primarily due to increases of $336 thousand in professional services expense, $108 thousand in compensation and benefits expense and $20 thousand in office services and supplies, offset by decreases of $41 thousand in amortization of investment in affordable housing limited partnership, $27 thousand in loan related expenses, and $25 thousand in other non-interest expenses primarily due to a lower provision for off-balance sheet loan commitments. The increase of $336 thousand in professional services expense was due to an increase of $248 thousand in legal fees and an increase of $109 thousand in consulting services fees, offset by a decrease of $21 thousand in audit fees. The increase in legal and consulting fees during the second quarter included $152 thousand of expenses incurred to respond to activities conducted by a former stockholder against the Company. The related litigation was subsequently withdrawn by the former stockholder early in the third quarter.

For the six months ended June 30, 2020, non-interest expense totaled $6.6 million, compared to $6.1 million for the same period a year ago. The increase of $469 thousand in non-interest expense was primarily due to increases of $281 thousand in compensation and benefits expense, $261 thousand in professional services expenses, $32 thousand in information services expense, $28 thousand in office services and supplies and $15 thousand in occupancy expense, offset by decreases of $45 thousand in amortization of investment in affordable housing limited partnership, $37 thousand in loan related expenses, and $61 thousand in other non-interest expense, primarily due to a lower provision for off-balance sheet loan commitments. The increase of $261 thousand in professional services expense was due to an increase of $233 thousand in legal fees and an increase of $142 thousand in consulting services fees, offset by a decrease of $114 thousand in audit fees. The increase in legal and consulting fees during the first half of 2020 included $200 thousand of legal expenses incurred to respond to activities conducted by a former stockholder against the Company.

31

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income or loss. The Company recorded income tax benefits of $345 thousand and $395 thousand for the three and six months ended June 30, 2020, respectively, compared to income tax benefits of $128 thousand and $86 thousand for the three and six months ended June 30, 2019, respectively. The increase in income tax benefit during the second quarter and first six months of 2020 was primarily due to a tax adjustment of $273 thousand upon the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013. In addition, the Company recorded low-income housing tax credits of $29 thousand and $58 thousand during the second quarter and six months ended June 30, 2020, compared to $50 thousand and $99 thousand during the second quarter and six months ended June 30, 2019. The Company had no valuation allowance on its deferred tax assets, which totaled $5.4 million at June 30, 2020 and $5.2 million at December 31, 2019.

Financial Condition

Total Assets

Total assets increased by $50.9 million to $491.3 million at June 30, 2020 from $440.4 million at December 31, 2019. The increase in total assets was comprised primarily of an increase of $49.7 million in loans receivable held for sale, an increase of $24.3 million in cash and cash equivalents and an increase of $670 thousand in FHLB stock. These increases were offset by a decrease of $23.4 million in loans held for investment and a decrease of $814 thousand in securities available-for-sale.

Loans Receivable Held for Sale

Loans receivable held for sale totaled $49.7 million at June 30, 2020. There were no loans held for sale as of December 31, 2019. During the first half of 2020, the Bank originated $110.9 million of multi-family loans for sale and sold $60.9 million of loans held for sale for a gain of $123 thousand. Repayments of loans receivable held for sale totaled $315 thousand during the first half of 2020.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $374.4 million at June 30, 2020, compared to $397.8 million at December 31, 2019. During the first half of 2020, the Bank originated $4.1 million in commercial real estate loans and $728 thousand in construction loans for the loans held-for-investment portfolio. Loan repayments during the first half of 2020 totaled $28.2 million.

Allowance for Loan Losses

As a small banking institution, Broadway is not required to adopt the CECL accounting standard until 2023; consequently, the Bank’s allowance for loan and lease losses (“ALLL”) is based on evidence available at the date of preparation of its financial statements, rather than projections of future economic conditions over the life of the loans. In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios. Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

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

32

Our ALLL was $3.2 million or 0.85% of our gross loans receivable held for investment at June 30, 2020 compared to $3.2 million or 0.79% of our gross loans receivable held for investment at December 31, 2019. The levels of ALLL at June 30, 2020 and December 31, 2019 reflect the result of our quarterly review of the adequacy of the ALLL. During the second quarter of 2020, the Bank did not record a loan loss provision or recapture but recorded a loan loss provision of $29 thousand during the first six months of 2020. During the first quarter of 2020 the Bank recorded additional provisions to increase the ALLL for economic uncertainties related to the COVID-19 Pandemic.

As of June 30, 2020, we had experienced no delinquencies on any loans, compared to $18 thousand at December 31, 2019. Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At June 30, 2020, NPLs totaled $846 thousand, compared to $424 thousand at December 31, 2019. The increase of $422 thousand in NPLs was due to an addition of a non-accrual church loan, offset partially by repayments of the existing NPL loans.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of June 30, 2020, all our non-performing loans were current in their payments. Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which decreased to 379.6% at June 30, 2020 from 750.5% at December 31, 2019.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs. There have been no loan charge-offs since 2015. In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every twelve months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans. Due to increases in collateral values, the average recorded investment in NPLs was only 38% of estimated fair value less estimated selling costs as of June 30, 2020.

Recoveries during the first half of 2020 and 2019 totaled $4 thousand and $190 thousand, respectively. The recovery during the first half of 2020 resulted from the payoff of one single-family loan that had been previously partially charged off. Recoveries during the first half of 2019 resulted from the payoff of two church loans that had been previously partially charged off.

Impaired loans at June 30, 2020 were $5.1 million, compared to $5.3 million at December 31, 2019. The decrease of $259 thousand in impaired loans was primarily due to the sale of a non-accrual church loan and repayments. Specific reserves for impaired loans were $144 thousand, or 2.83% of the aggregate impaired loan amount at June 30, 2020, compared to $147 thousand, or 2.75% at December 31, 2019.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to Troubled Debt Restructurings (“TDR’s”) for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested loan modifications. Both borrowers were current at the time modification program was implemented. To date, no modifications have been granted.

In July of 2020, the $600 per week Federal stimulus payments that had been granted to individuals since the start of the Pandemic were terminated. As a result, some tenants may be unable to make their monthly rent payments. However, the risk to the Bank’s multi-family loan portfolio is mitigated by the low loan-to-value ratios (less than 59%) and high debt service coverage ratios (over 1.49%) of the multi-family loan portfolio as of June 30, 2020. In addition, the Bank’s borrowers generally have high cash reserves and sufficient net worth to service their loans.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2020, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment decreased by $53 thousand to $2.7 million at June 30, 2020 from $2.8 million as of December 31, 2019. Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019. After amortization, the ROU was $460 thousand as of June 30, 2020.

Total Liabilities

Total liabilities increased by $50.3 million to $441.8 million at June 30, 2020 from $391.5 million at December 31, 2019. The increase in total liabilities was comprised primarily of an increase of $32.5 million in FHLB advances and an increase of $18.1 million in deposits. These increases were offset by a decrease of $510 thousand in the Company’s junior subordinated debentures.

Deposits

Deposits increased by $18.1 million to $315.8 million at June 30, 2020 from $297.7 million at December 31, 2019, which consisted of an increase of $54.9 million in liquid deposits and a decrease of $36.8 million in certificates of deposit. Liquid deposits (NOW, demand, money market and passbook accounts) increased to $162.4 million at June 30, 2020, which represented 51% of total deposits, from $107.5 million which represented 36% of total deposits.

Certificates of deposit (“CDs”) decreased by $36.7 million during the first six months of 2020 to $153.4 million at June 30, 2020, which represented 49% of total deposits, from $190.2 million at December 31, 2019, which represented 64% of total deposits. The decrease in CDs was primarily due to net decreases in CDARS deposits of $36.2 million and a net decrease in accounts acquired through a deposit listing service of $8.9 million, offset by a net increase in retail CDs of $8.4 million. CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”). At June 30, 2020, we had approximately $11.4 million in CDARS Reciprocal and $33.1 million in CDARS One-Way Buy, compared to 39.3 million in CDARS Reciprocal and $40.7 million in CDARS One-Way Buy at December 31, 2019.

One customer relationship accounted for approximately 13% and 10% of our deposits at June 30, 2020 and December 31, 2019, respectively. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings increased by $32.0 million to $120.3 million at June 30, 2020 from $88.3 million at December 31, 2019 due to an increase of $32.5 million in advances from the FHLB, offset by a decrease of $510 thousand in our junior subordinated floating rate debentures.

The weighted average interest rate on the FHLB Advances decreased to 1.84% at June 30, 2020 from 2.32% at December 31, 2019, primarily due lower weighted average rate on new advances in replacements of the matured ones. The weighted average interest rate on the subordinated floating rate debentures decreased to 2.86% at June 30, 2020 from 4.44% at December 31, 2019, primarily due to decreases in LIBOR.

Stockholders’ Equity

Stockholders' equity was $49.5 million, or 10.08% of the Company’s total assets, at June 30, 2020, compared to $48.8 million, or 11.09% of the Company’s total assets at December 31, 2019. The Company’s book value was $1.77 per share as of June 30, 2020, compared to $1.75 per share as of December 31, 2019.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $44.5 million at June 30, 2020. In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at June 30, 2020 consisted of $39.8 million in cash and cash equivalents and $10.2 million in securities available-for-sale that were not pledged, compared to $15.6 million in cash and cash equivalents and $11.0 million in securities available-for-sale that were not pledged at December 31, 2019. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

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

The Company recorded consolidated net cash outflows from operating activities of $49.2 million during the six months ended June 30, 2020, compared to consolidated net cash outflows from operating activities of $10.2 million during the six months ended June 30, 2019. Net cash outflows from operating activities during the six months ended June 30, 2020 were primarily attributable to originations of loans receivable held for sale of $110.9 million, compared to $10.3 million during the six months ended June 30, 2019, offset primarily by proceeds from sales of loans receivable held for sale of $61.0 million during the six months ended June 30, 2020. The Company did not record any proceeds from sales of loans receivable held for sale during the six months ended June 30, 2019.

The Company recorded consolidated net cash inflows from investing activities of $23.4 million during the six months ended June 30, 2020, compared to consolidated net cash outflows of $5.4 million during the six months ended June 30, 2019. Net cash inflows from investing activities during the six months ended June 30, 2020 were primarily attributable to a net cash inflow of $23.3 million from loans receivable held for investment, compared to a net cash outflow of $7.2 million during the six months ended June 30, 2019. Net cash inflows from investing activities during the six months ended June 30, 2020 were offset primarily by net cash outflows of $670 thousand for the purchase of FHLB stock and $328 thousand for the purchase of office properties and equipment. The Company did not purchase FHLB stock during the six months ended June 30, 2019 and recorded a net cash outflow of $23 thousand for the purchase of office properties and equipment during the same period. In addition, the Company recorded $820 thousand in proceeds from sales of REO during the six months ended June 30, 2019, but the Company did not record any proceeds from sales of REO during the six months ended June 30, 2020.

The Company recorded consolidated net cash inflows from financing activities of $50.0 million during the six months ended June 30, 2020, compared to consolidated net cash outflows from financing activities of $19.1 million during the six months ended June 30, 2019. Net cash inflows from financing activities during the six months ended June 30, 2020 were primarily attributable to a net increase in deposits of $18.1 million and proceeds from FHLB advances of $66.0 million, offset by repayments of FHLB advances of $33.5 million and repayments of junior subordinated debentures of $510 thousand. During the six months ended June 30, 2019, the Company recorded a net increase in deposits of $14.4 million and proceeds from FHLB advances of $10.0 million, offset by repayments of FHLB advances of $5.0 million and repayments of junior subordinated debentures of $255 thousand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2020. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020. There were no significant changes during the quarter ended June 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2020	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer