Form 10-Q
period 2020-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2020-11-16
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2020, 19,281,758 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Cash and due from banks	$44,740	$3,016
Interest-bearing deposits in other banks	24,976	12,550
Cash and cash equivalents	69,716	15,566
Securities available-for-sale, at fair value	10,372	11,006
Loans receivable held for sale, at lower of cost or fair value	40,653	-
Loans receivable held for investment, net of allowance of $3,215 and $3,182	361,793	397,847
Accrued interest receivable	1,325	1,223
Federal Home Loan Bank (FHLB) stock, at cost	3,586	2,916
Office properties and equipment, net	2,714	2,783
Bank owned life insurance	3,135	3,100
Deferred tax assets, net	5,309	5,220
Investment in affordable housing limited partnership	84	163
Other assets	530	545
Total assets	$499,217	$440,369

Liabilities and stockholders’ equity

Liabilities:
Deposits	$325,336	$297,724
FHLB advances	115,500	84,000
Junior subordinated debentures	3,570	4,335
Advance payments by borrowers for taxes and insurance	1,541	1,033
Accrued expenses and other liabilities	3,904	4,429
Total liabilities	449,851	391,521

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at September 30, 2020 and December 31, 2019; issued 21,899,584 shares at September 30, 2020 and 21,729,249 shares at December 31, 2019; outstanding 19,281,758 shares at September 30, 2020 and 19,111,423 shares at December 31, 2019	219	218
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding 8,756,396 shares at September 30, 2020 and December 31, 2019	87	87
Additional paid-in capital	46,750	46,426
Retained earnings	8,364	8,425
Unearned Employee Stock Ownership Plan (ESOP) shares	(909)	(959)
Accumulated other comprehensive income (loss), net of tax	181	(23)
Treasury stock-at cost, 2,617,826 shares at September 30, 2020 and at December 31, 2019	(5,326)	(5,326)
Total stockholders’ equity	49,366	48,848
Total liabilities and stockholders’ equity	$499,217	$440,369

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive (Loss) Income
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$4,438	$3,731	$13,226	$11,687
Interest on mortgage-backed and other securities	59	90	194	283
Other interest income	77	194	293	503
Total interest income	4,574	4,015	13,713	12,473

Interest expense:
Interest on deposits	631	1,105	2,653	3,229
Interest on borrowings	566	518	1,754	1,577
Total interest expense	1,197	1,623	4,407	4,806

Net interest income	3,377	2,392	9,306	7,667
Loan loss provision (recapture)	-	47	29	(301)
Net interest income after loan loss provision (recapture)	3,377	2,345	9,277	7,968

Non-interest income:
Service charges	93	116	331	353
Gain on sale of loans	76	204	199	204
CDFI Grant	-	-	-	233
Other	37	24	115	69
Total non-interest income	206	344	645	859

Non-interest expense:
Compensation and benefits	1,909	1,876	5,947	5,633
Occupancy expense	332	325	967	945
Information services	242	231	700	657
Professional services	840	335	1,675	909
Office services and supplies	97	72	260	207
Loan related expenses	41	58	62	116
Corporate insurance	30	32	94	101
Amortization of investment in affordable housing limited partnership	26	36	79	134
Other	215	179	499	524
Total non-interest expense	3,732	3,144	10,283	9,226

Loss before income taxes	(149)	(455)	(361)	(399)
Income tax expense (benefit)	95	(176)	(300)	(262)
Net loss	$(244)	$(279)	$(61)	$(137)

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(40)	$64	$290	$417
Income tax (benefit) expense	(12)	19	86	123
Other comprehensive (loss) income, net of tax	(28)	45	204	294

Comprehensive (loss) income	$(272)	$(234)	$143	$157

Loss earnings per common share-basic	$(0.01)	$(0.01)	$-	$(0.01)
Loss earnings per common share-diluted	$(0.01)	$(0.01)	$-	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(61)	$(137)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loan loss provision (recapture)	29	(301)
Provision for losses on REOs	-	13
Depreciation	170	171
Net amortization of deferred loan origination costs	183	160
Net amortization of premiums on mortgage-backed securities	30	19
Amortization of investment in affordable housing limited partnership	79	134
Director compensation expense-common stock	45	52
Stock-based compensation expense	279	182
ESOP compensation expense	50	47
Earnings on bank owned life insurance	(35)	(39)
Originations of loans receivable held for sale	(118,626)	(15,182)
Proceeds from sales of loans receivable held for sale	77,642	22,970
Repayments on loans receivable held for sale	530	103
Gain on sale of loans receivable held for sale	(199)	(204)
Change in assets and liabilities:
Net change in deferred taxes	(175)	(209)
Net change in accrued interest receivable	(102)	(39)
Net change in other assets	15	5
Net change in advance payments by borrowers for taxes and insurance	508	473
Net change in accrued expenses and other liabilities	(125)	322
Net cash (used in) provided by operating activities	(39,763)	8,540

Cash flows from investing activities:
Net change in loans receivable held for investment	35,843	(8,735)
Principal payments on available-for-sale securities	1,744	1,450
Purchases of available-for-sale municipal bonds	(850)	-
Proceeds from sales of REO	-	820
Purchase of FHLB stock	(670)	-
Purchase of office properties and equipment	(501)	(33)
Net cash provided by (used in) investing activities	35,566	(6,498)

Cash flows from financing activities:
Net change in deposits	27,612	(1,347)
Proceeds from FHLB advances	66,000	13,000
Repayments of FHLB advances	(34,500)	(8,000)
Payment for tax withholding for vesting of restricted stock	-	(14)
Repayments of junior subordinated debentures	(765)	(510)
Net cash provided by financing activities	58,347	3,129

Net change in cash and cash equivalents	54,150	5,171
Cash and cash equivalents at beginning of the period	15,566	16,651
Cash and cash equivalents at end of the period	$69,716	$21,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,530	$4,710
Cash paid for income taxes	8	13
Supplemental disclosures of non-cash investing and financing:
Transfers of loans receivable held for sale to loans receivable held for investment	$-	$1,064
Transfers of loans receivable held for investment to loans receivable held for sale	-	10,684
Common stock exchanged for payment of tax withholding	-	14
Initial Recognition of Operating Lease Right-to-Use Assets	-	1,120
Initial Recognition of Operating Lease Liabilities	-	1,120

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three-Month Period Ended September 30, 2020 and 2019
	Common Stock Voting	Common Stock Non- Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at July 1, 2020	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$49,520
Net loss for the three months ended September 30, 2020	‑	‑	‑	-	(244)	‑	‑	(244)
Release of unearned ESOP shares	-	-	-	‑	‑	18	‑	18
Restricted stock Compensation expense	-	‑	90	‑	‑	‑	‑	90
Stock option compensation expense	‑	‑	10	‑	-	‑	‑	10
Other comprehensive loss, net of tax	‑	‑	-	(28)	‑	‑	‑	(28)
Balance at September 30, 2020	$219	$87	$46,750	$181	$8,364	$(909)	$(5,326)	$49,366

Balance at July 1, 2019	$218	$87	$46,292	$(34)	$8,773	$(994)	$(5,326)	$49,016
Net loss for the three months ended September 30, 2019	‑	‑	‑	-	(279)	‑	‑	(279)
Release of unearned ESOP shares	-	-	2	‑	‑	17	‑	19
Restricted stock Compensation expense	-	‑	63	‑	‑	‑	‑	63
Stock option compensation expense	‑	‑	10	‑	-	‑	‑	10
Common stock repurchased for tax withholdings	‑	‑	(14)	‑	‑	-	‑	(14)
Other comprehensive income, net of tax	‑	‑	-	45	‑	‑	‑	45
Balance at September 30, 2019	$218	$87	$46,353	$11	$8,494	$(977)	$(5,326)	$48,860

See accompanying notes to unaudited consolidated financial statements.

	Nine-Month Period Ended September 30, 2020 and 2019
	Common Stock Voting	Common Stock Non- Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2020	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$48,848
Net loss for the nine months ended September 30, 2020	‑	‑	‑	-	(61)	‑	‑	(61)
Release of unearned ESOP shares	-	-	-	‑	‑	50	‑	50
Restricted stock Compensation expense	1	‑	250	‑	‑	‑	‑	251
Stock awarded to directors	‑	‑	45	‑	‑	‑	-	45
Stock option compensation expense	‑	‑	29	‑	-	‑	‑	29
Other comprehensive income, net of tax	‑	‑	-	204	‑	‑	‑	204
Balance at September 30, 2020	$219	$87	$46,750	$181	$8,364	$(909)	$(5,326)	$49,366
Balance at January 1, 2019	$213	$87	$46,141	$(283)	$8,631	$(1,027)	$(5,326)	$48,436
Net loss for the nine months ended September 30, 2019	‑	‑	‑	-	(137)	‑	‑	(137)
Release of unearned ESOP shares	-	-	(3)	‑	‑	50	‑	47
Restricted stock Compensation expense	5	‑	148	‑	‑	‑	‑	153
Stock awarded to directors	‑	‑	52	‑	‑	‑	-	52
Stock option compensation expense	‑	‑	29	‑	-	‑	‑	29
Common stock repurchased for tax withholdings	‑	‑	(14)	‑	‑	-	‑	(14)
Other comprehensive loss, net of tax	‑	‑	-	294	‑	‑	‑	294
Balance at September 30, 2019	$218	$87	$46,353	$11	$8,494	$(977)	$(5,326)	$48,860

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2020

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

On August 25, 2020, the Company entered into a definitive agreement to merge with CFBanc Corporation, a District of Columbia benefit corporation (“City First”).  See Note 2 for more information.

Recently Adopted Accounting Pronouncements

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  This ASU is effective January 1, 2020 and clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance did not have a significant impact on the Company’s consolidated financial statements.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements regarding changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance did not have a significant impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform.  This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022.  This guidance did not have a significant impact on the Company’s consolidated financial statements as of September 30, 2020.

NOTE (2) – Pending Acquisition

On August 25, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with City First. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, City First will merge with and into the Company (the “City First Merger”), with the Company surviving and continuing as the surviving entity. At the effective time of the City First Merger, (1) each share of City First’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the Effective Time (other than any shares owned by City First or the Company and any Dissenting Shares (as defined in the Merger Agreement)) will be converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which will be renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which will be named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of City First (“City First Preferred Stock”) issued and outstanding immediately prior to the effective time of the City First Merger will be converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which new series will be designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of City First Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of City First Preferred Stock. Immediately following the City First Merger, the Bank will merge with and into City First Bank of D.C., National Association (“CFB”), a wholly owned subsidiary of City First, with CFB continuing as the surviving entity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year.  No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Period ended,
	September 30, 2020	December 31, 2019
	(Dollars in thousands, except per share)

Net interest income	$17,817	$23,606
Net income	$2,090	$3,241

Basic earnings per share	$0.04	$0.06
Diluted earnings per share	$0.04	$0.06

NOTE (3) – Loss Per Share of Common Stock

Basic loss per share of common stock is computed pursuant to the two-class method by dividing net loss available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed loss attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.  ESOP shares are considered outstanding for this calculation unless unearned.  Diluted net loss per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

The following table shows how the Company computed basic and diluted loss per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share)

Net loss	$(244)	$(279)	$(61)	$(137)
Less net loss attributable to participating securities	(2)	(4)	(1)	(2)
Loss available to common stockholders	$(242)	$(275)	$(60)	$(135)

Weighted average common shares outstanding for basic loss per common share	27,224,344	26,907,546	27,114,022	26,782,325
Add: dilutive effects of assumed exercises of stock options	-	-	-	-
Add: dilutive effects of unvested restricted stock awards	-	-	-	-
Weighted average common shares outstanding for diluted loss per common share	27,224,344	26,907,546	27,114,022	26,782,325

Loss per common share - basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Loss per common share - diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

For the third quarter of 2020 and 2019, unvested restricted stock awards of 236,249 shares and 341,750 shares of common stock, respectively, and stock options for 450,000 shares and 455,000 shares of common stock, respectively, were not considered in computing diluted loss per common share because they were anti-dilutive.For the nine months ended September 30, 2020 and 2019, the unvested restricted stock awards of 301,533 shares and 372,818 shares of common stock, respectively, and the stock options for 450,000 shares and 455,000 shares of common stock, respectively, were not considered in computing diluted loss per common share because they were anti-dilutive.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains which were recognized in accumulated other comprehensive (loss) income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2020:
Federal agency mortgage-backed securities	$6,182	$278	$-	$6,460
Federal agency debt	2,850	208	-	3,058
Municipal bonds	850	4	-	854
Total available-for-sale securities	$9,882	$490	$-	$10,372
December 31, 2019:
Federal agency mortgage-backed securities	$7,792	$164	$-	$7,956
Federal agency debt	3,014	36	-	3,050
Total available-for-sale securities	$10,806	$200	$-	$11,006

At September 30, 2020, the Bank had 4 federal agency debt securities with total amortized cost of $2.9 million, estimated total fair value of $3.1 million and an estimated average remaining life of 5.6 years.  The Bank also had 22 federal agency mortgage-backed securities with total amortized cost of $6.2 million, estimated total fair value of $6.5 million and an estimated average remaining life of 2.9 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

There were no securities pledged to secure public deposits at September 30, 2020 and December 31, 2019.  At September 30, 2020 and December 31, 2019, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the third quarter and the nine months of 2020, the Bank purchased two municipal bonds totaled $850 thousand at 1.41% weighted average rate and 7.0 years of weighted average life.  There were no sales of securities during the three and nine months ended September 30, 2020 and 2019.

The Bank held 26 and 24 securities with unrealized gains at September 30, 2020 and December 31, 2019, respectively.  All the Bank’s securities were issued by the federal government or its agencies and municipalities. The unrealized gains on our available-for-sale securities at September 30, 2020 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

NOTE (5) – Loans Receivable Held for Sale

Loans receivable held for sale were as follows as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Gross loans receivable before deferred loan origination costs	$40,503	$-
Net deferred loan origination costs	150	-
Loans receivable held for sale, net	$40,653	$-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (6) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Single family	$53,976	$72,883
Multi-family	269,874	287,378
Commercial real estate	20,025	14,728
Church	17,789	21,301
Construction	1,672	3,128
Commercial – other	302	262
Consumer	8	21
Gross loans receivable before deferred loan costs and premiums	363,646	399,701
Unamortized net deferred loan costs and premiums	1,362	1,328
Gross loans receivable	365,008	401,029
Allowance for loan losses	(3,215)	(3,182)
Loans receivable, net	$361,793	$397,847

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,424	$169	$282	$22	$6	$-	$3,215
Provision for (recapture of) loan losses	9	1	17	(28)	-	(1)	2	-
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$321	$2,425	$186	$254	$22	$5	$2	$3,215

	Three Months Ended September 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$328	$1,932	$58	$401	$44	$5	$3	$2,771
Provision for (recapture of) loan losses	-	66	-	(24)	6	-	(1)	47
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,998	$58	$377	$50	$5	$2	$2,818

	Nine Months Ended September 30, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	5	106	53	(108)	(26)	(2)	1	29
Recoveries	4	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$321	$2,425	$186	$254	$22	$5	$2	$3,215

	Nine Months Ended September 30, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$-	$2,929
Provision for (recapture of) loan losses	(41)	118	6	(416)	31	(1)	2	(301)
Recoveries	-	-	-	190	-	-	-	190
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$328	$1,998	$58	$377	$50	$5	$2	$2,818

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	September 30, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$91	$-	$-	$56	$-	$1	$-	$148
Collectively evaluated for impairment	230	2,425	186	198	22	4	2	3,067
Total ending allowance balance	$321	$2,425	$186	$254	$22	$5	$2	$3,215
Loans:
Loans individually evaluated for impairment	$586	$304	$-	$3,860	$-	$49	$-	$4,799
Loans collectively evaluated for impairment	53,548	271,071	20,086	13,571	1,672	253	8	360,209
Total ending loans balance	$54,134	$271,375	$20,086	$17,431	$1,672	$302	$8	$365,008

	December 31, 2019
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$-	$-	$85	$-	$2	$-	$147
Collectively evaluated for impairment	252	2,319	133	277	48	5	1	3,035
Total ending allowance balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Loans:
Loans individually evaluated for impairment	$611	$313	$-	$4,356	$-	$63	$-	$5,343
Loans collectively evaluated for impairment	72,501	288,730	14,818	16,292	3,125	199	21	395,686
Total ending loans balance	$73,112	$289,043	$14,818	$20,648	$3,125	$262	$21	$401,029

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	September 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$9	$8	$-	$-	$-	$-
Multi-family	$304	$304	$-	313	313	-
Church	$2,546	$1,999	$-	3,491	2,446	-
With an allowance recorded:
Single family	578	578	91	593	593	60
Church	1,861	1,861	56	1,928	1,928	85
Commercial - other	50	49	1	63	63	2
Total	$5,348	$4,799	$148	$6,388	$5,343	$147

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$589	$7	$625	$7
Multi-family	305	5	317	6
Church	3,938	67	4,678	76
Commercial – other	50	1	63	1
Total	$4,882	$80	$5,683	$90

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$596	$22	$631	$22
Multi-family	308	16	320	17
Church	4,094	376	5,206	594
Commercial – other	57	3	63	3
Total	$5,055	$417	$6,220	$636

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $22 thousand and $41 thousand for the three months ended September 30, 2020 and 2019, respectively, and $67 thousand and $121 thousand for the nine months ended September 30, 2020 and 2019, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$76	$8	$-	$84	$54,050	$54,134
Multi-family	-	-	-	-	271,375	271,375
Commercial real estate	-	-	-	-	20,086	20,086
Church	-	-	-	-	17,431	17,431
Construction	-	-	-	-	1,672	1,672
Commercial - other	-	-	-	-	302	302
Consumer	-	-	-	-	8	8
Total	$76	$8	$-	$84	$364,924	$365,008

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$18	$-	$-	$18	$73,094	$73,112
Multi-family	-	-	-	-	289,043	289,043
Commercial real estate	-	-	-	-	14,818	14,818
Church	-	-	-	-	20,648	20,648
Construction	-	-	-	-	3,125	3,125
Commercial - other	-	-	-	-	262	262
Consumer	-	-	-	-	21	21
Total	$18	$-	$-	$18	$401,011	$401,029

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Loans receivable held for investment:
Single-family residence	$8	$18
Church	$812	406
Total non-accrual loans	$820	$424

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2020 or December 31, 2019.  None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

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

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, no borrowers have requested loan modifications, and no modifications have been granted.

At September 30, 2020, loans classified as troubled debt restructurings (“TDRs”) totaled $4.2 million, of which $243 thousand were included in non-accrual loans and $4.0 million were on accrual status.  At December 31, 2019, loans classified as TDRs totaled $4.7 million, of which $406 thousand were included in non-accrual loans and $4.3 million were on accrual status.  The Company has allocated $148 thousand and $147 thousand of specific reserves for accruing TDRs as of September 30, 2020 and December 31, 2019, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2020 and December 31, 2019, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or nine months ended September 30, 2020 and 2019.

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

◾
Watch.  Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors.  Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists but correction is anticipated within an acceptable time frame.

◾
Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

◾
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

◾
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

◾	Loss. Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

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

	September 30, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$54,127	$-	$-	$7	$-	$-
Multi-family	271,008	-	-	367	-	-
Commercial real estate	18,590	1,496	-	-	-	-
Church	13,982	662	-	2,787	-	-
Construction	1,672	-	-	-	-	-
Commercial - other	252	-	-	50	-	-
Consumer	8	-	-	-	-	-
Total	$359,639	$2,158	$-	$3,211	$-	$-

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$73,094	$-	$-	$18	$-	$-
Multi-family	288,251	411	-	381	-	-
Commercial real estate	14,818	-	-	-	-	-
Church	16,546	411	-	3,691	-	-
Construction	3,125	-	-	-	-	-
Commercial - other	199	-	-	63	-	-
Consumer	21	-	-	-	-	-
Total	$396,054	$822	$-	$4,153	$-	$-

NOTE (7) – Leases

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $326 thousand and an operating lease liability of $332 thousand as of September 30, 2020. The Bank has no finance leases.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The Bank recorded operating lease expense costs of $121 thousand and $123 thousand for the three months and $363 thousand and $368 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

	Quarter ended September 30, 2020	Nine Months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$88	$262

Weighted average remaining lease term in months		7

Weighted average discount rate		2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of September 30, 2020 were as follows (in thousands):

Three months ended December 31, 2020	$140
Year ended December 31, 2021	195
Total Future Minimum Lease Payments	335
Amounts Representing Interest	(3)
Present Value of Net Future Minimum Lease Payments	$332

NOTE (8) – Borrowings

At September 30, 2020 and December 31, 2019, the Bank had outstanding Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $115.5 million and $84.0 million, respectively. The weighted rate interest rate was 1.85% and 2.32% as of September 30, 2020 and December 31, 2019, respectively.  The weighted average contractual maturity was 28 months and 18 months as of September 30, 2020 and December 31, 2019, respectively.  The advances were collateralized by $204.6 million and $156.1 million of first mortgage loans at September 30, 2020 and December 31, 2019, respectively.

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.79% at September 30, 2020.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024.  At September 30, 2020, the Company had repaid a total of $1.5 million of the scheduled principal.  The Debentures may be called for redemption at any time by the Company.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (9) – Fair Value

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$6,460	$-	$6,460
Securities available-for-sale – federal agency debt	-	3,058	-	3,058
Municipal bonds	-	854	-	854
At December 31, 2019:
Securities available-for-sale – federal agency mortgage-backed	$-	$7,956	$-	$7,956
Securities available-for-sale – federal agency debt	-	3,050	-	3,050

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2020 and 2019.

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

	September 30, 2020	December 31, 2019
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$130

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

		Fair Value Measurements at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Loans receivable held for sale	$40,653	$-	$40,667	$-	$40,667
Loans receivable held for investment	361,793	-	-	366,160	366,160

Financial Liabilities:
Time Deposits	$147,703	$-	$148,380	$-	$148,380
Federal Home Loan Bank advances	115,500	-	119,334	-	119,334
Junior subordinated debentures	3,570	-	-	3,029	3,029

		Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)

Financial Assets:
Loans receivable held for sale	$-	$-	$-	$-	$-
Loans receivable held for investment	397,847	-	-	404,923	404,923

Financial Liabilities:
Time Deposits	$190,235	$-	$190,353	$-	$190,353
Federal Home Loan Bank advances	84,000	-	84,997	-	84,997
Junior subordinated debentures	4,335	-	-	3,734	3,734

In accordance with ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of September 30, 2020 and December 31, 2019 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (10) – Stock-based Compensation

On July 25, 2018, the stockholders approved the 2018 Long-Term Incentive Plan (“2018 LTIP”).  The 2018 LTIP permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock.  As of September 30, 2020, 629,267 shares had been awarded and 663,842 shares are available under the 2018 LTIP.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

In February 2020 and 2019, the Company awarded 140,218 shares and 428,797 shares, respectively, of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period.  During the three and nine months ended September 30, 2020, the Company recorded $90 and $251 thousand of stock based compensation expense related to these awards, respectively.  As of September 30, 2020, unrecognized compensation cost related to non-vested restricted stock awards was $251 thousand which is expected to be recognized over a period of 17 months.

No stock options were granted during the three and nine months ended September 30, 2020 and 2019.

The following table summarizes stock option activity during the nine months ended September 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	455,000	$1.67	537,500	$2.19
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(5,000)	6.00	(82,500)	4.89
Outstanding at end of period	450,000	$1.62	455,000	$1.67
Exercisable at end of period	360,000	$1.62	275,000	$1.70

The Company recorded $10 thousand and $29 thousand of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the unrecognized compensation cost related to non-vested stock options granted under the plan was $16 thousand.  The cost is expected to be recognized over a period of 5 months.

Options outstanding and exercisable at September 30, 2020 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

February 24, 2016	450,000	5.40 years	$1.62		360,000	$1.62
	450,000	5.40 years	$1.62	$22,000	360,000	$1.62	$22,000

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (11) – ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $18 thousand for both the three months ended September 30, 2020 and 2019, respectively, and was $50 thousand and $47 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Shares held by the ESOP were as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)

Allocated to participants	1,065,275	1,024,429
Committed to be released	-	10,416
Suspense shares	572,627	603,876
Total ESOP shares	1,637,902	1,638,721
Fair value of unearned shares	$962	$930

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $909 thousand and $959 thousand at September 30, 2020 and December 31, 2019, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (12) – Regulatory Matters

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

At September 30, 2020 and December 31, 2019, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2020:
Tier 1 (Leverage)	$47,779	9.84%	$19,429	4.00%	$24,286	5.00%
Common Equity Tier 1	$47,779	16.94%	$12,693	4.50%	$18,334	6.50%
Tier 1	$47,779	16.94%	$16,924	6.00%	$22,565	8.00%
Total Capital	$51,053	18.10%	$22,565	8.00%	$28,206	10.00%
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$12,743	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$16,990	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$22,654	8.00%	$28,318	10.00%

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (13) – Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income or loss.  The Company recorded income tax expense of $95 thousand and income tax benefits of $300 thousand for the three and nine months ended September 30, 2020, respectively, compared to income tax benefits of $176 thousand and $262 thousand for the three and nine months ended September 30, 2019, respectively.  The increase in income tax expense during the third quarter of 2020 was primarily due to non-deductible expenses of $556 thousand related to the City First Merger.  The income tax benefit recorded during the nine months ended September 30, 2020 included a tax adjustment of $273 thousand upon the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013, offset by the additional tax expense associated with the non-deductible merger related expenses.  In addition, the Company recorded low-income housing tax credits of $29 thousand and $87 thousand during the third quarter and nine months of 2020, compared to $50 thousand and $149 thousand during the third quarter and nine months of 2019.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that as of September 30, 2020, no valuation allowance was required on its deferred tax assets, which totaled $5.3 million.

NOTE (14) – Concentration of Credit Risk

As of September 30, 2020, the Bank has significant concentration of deposits with two customers that accounted for approximately 13% of its deposits, of which 8% belongs to one customer who has been banking with the Bank for more than 15 years.  The Bank expects to maintain this relationship with this long-time customer.

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

Overview

Since early March 2020, the effects from the spread of the COVID-19 virus (the “COVID-19 Pandemic”) permeated virtually every aspect of society, and required management to quickly plan and implement multiple changes to Broadway’s operations to protect the health and welfare of the Bank’s employees and customers, while minimizing disruptions to the Bank’s ability to provide essential services.  These changes were based on guidance from various governmental entities, including the Center for Disease Control and Prevention.  Among the changes that the Bank implemented were the following: more intensive cleaning and maintenance of the branches, distribution of personal protection equipment to employees, creation of safe distancing measures within the branches and all work areas, guidance to all employees regarding other safe practices, amended benefit policies to ease the burden on employees with children at home, or those experiencing symptoms of disease, development of plans for certain employees or departments to work from home, and the creation of contingency plans for potential further changes to operations.  To date, Broadway has not implemented layoffs or furloughs of any of our employees.

In addition, Broadway has developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, performed updated stress tests of the Bank’s loan portfolio using new assumptions reflecting potential significant impacts of the COVID-19 Pandemic and related governmental stay-at-home orders, created contingency plans to respond if various aspects of the credit markets cease to operate in a normal manner, and implemented new lending guidelines that are designed to moderate the Bank’s loan concentration and enhance liquidity.  Management has been in regular communication with the Bank’s regulator regarding these new plans and policies. To date, the Bank has had no delinquencies related to COVID-19 and has not received any formal requests for loan modifications.

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

On August 25, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CFBanc Corporation, a District of Columbia Benefit corporation (“City First”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, City First will merge with and into the Company (the “City First Merger”), with the Company surviving and continuing as the surviving entity. At the effective time of the City First Merger, (1) each share of City First’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the Effective Time (other than any shares owned by City First or the Company and any Dissenting Shares (as defined in the Merger Agreement)) will be converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which will be renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which will be named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of City First (“City First Preferred Stock”) issued and outstanding immediately prior to the effective time of the City First Merger will be converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which new series will be designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of City First Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of City First Preferred Stock. Immediately following the City First Merger, the Bank, will merge with and into City First Bank of D.C., National Association (“CFB”), a wholly owned subsidiary of City First, with CFB continuing as the surviving entity.

The Company’s total assets increased by $58.8 million to $499.2 million at September 30, 2020 from $440.4 million at December 31, 2019.  The increase in total assets primarily consisted of an increase of $54.2 million in cash and cash equivalents and an increase of $40.7 million in loans receivable held for sale and an increase of $670 thousand in FHLB stock, offset by a decrease of $36.1 million in loans receivable held for investment and a net decrease of $634 thousand in securities available-for-sale.

Total liabilities increased by $58.4 million to $449.9 million at September 30, 2020 from $391.5 million at December 31, 2019. The increase in total liabilities primarily consisted of increases in advances from FHLB of $31.5 million, in deposits of $27.6 million and in advance payments by borrowers for taxes and insurance of $508 thousand.  These increases were partially offset by a decrease in junior subordinated debentures of $765 thousand and a decrease in accrued expenses and other liabilities of $525 thousand.

The Company recorded a net loss of $244 thousand for the third quarter of 2020 compared to a net loss of $279 thousand for the third quarter of 2019. Net interest income increased by $985 thousand during the third quarter of 2020 compared to the third quarter of 2019 due in part to growth in the loan portfolio, and a decrease in the cost of funds.  No loan loss provision was recorded during the third quarter of 2020, but a provision of $47 thousand was recorded during the third quarter of 2019. The increase in net interest income was more than offset by an increase in non-interest expense of $588 thousand, a decrease in non-interest income of $138 thousand, and an increase in income tax expense of $271 thousand.  During the quarter, professional services expense increased to $840 thousand from $335 thousand during the third quarter of 2019, of which $595 thousand was associated with the pending City First Merger.  As the merger-related expenses are non-deductible, income tax expense was higher than expected by $167 thousand during the third quarter.

For the nine months ended September 30, 2020, the Company reported a net loss of $61 thousand compared to a net loss of $137 thousand for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recorded an increase in net interest income of $1.6 million compared to the same period of 2019 due in part to growth in the loan portfolio and a decrease in the cost of funds. The Company recorded a loan loss provision of $29 thousand during the nine months ended September 30, 2020 compared to a loan loss recapture of $301 thousand recorded during the same period of 2019.  The increase in net interest income was more than offset by a $1.1 million increase in non-interest expense and a $214 thousand decrease in non-interest income. Professional services expense for the nine months ended September 30, 2020 included $718 thousand of expenses related to the City First Merger, as well as $210 thousand of expenses incurred to respond to actions by a former stockholder.  Non-interest income decreased because the Bank received a grant of $233 thousand from the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund during the nine months ended September 30, 2019, but did not receive a CDFI grant during the nine months ended September 30, 2020.  Results for the nine months ended September 30, 2020 included an income tax credit adjustment of $273 thousand for a tax settlement with the California Franchise Tax Board, which more than offset the additional tax expense of $167 thousand associated with non-deductible merger costs.

Results of Operations

Net Interest Income

Net interest income for the third quarter of 2020 totaled $3.4 million, compared to $2.4 million for the third quarter of 2019.  The increase primarily resulted from an increase in interest income of $559 thousand during the third quarter of 2020 due to higher interest income and fees on loans receivable of $707 thousand, partially offset by a decrease in interest income on securities of $31 thousand and a decrease in other interest income of $117 thousand.  Also, interest expense decreased by $426 thousand due to lower interest expense on deposits of $474 thousand, partially offset by higher interest expense on borrowings of $48 thousand.  The average balance of interest-earning assets increased by $68.9 million during the third quarter of 2020 compared to the third quarter of the prior year, and the net interest margin increased by 49 basis points to 2.82% for the third quarter of 2020 compared to 2.33% for the third quarter of 2019.  The net interest margin increased because average rates paid on interest-bearing liabilities decreased by more than the average rates earned on interest-earning assets.

Interest income and fees on loans receivable increased by $707 thousand to $4.4 million for the third quarter of 2020, from $3.7 million for the third quarter of 2019 due to an increase of $54.4 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $566 thousand and an increase of 14 basis points in the average yield on loans, which increased interest income by $141 thousand.

Interest income on mortgage-backed and other securities decreased by $31 thousand for the third quarter of 2020, compared to the third quarter of 2019.  The decrease in interest income on securities during the third quarter of 2020 primarily resulted from a decrease of $3.7 million in the average balance of securities, which decreased interest income by $22 thousand and a decrease of 28 basis points in the average yield on securities, which decreased interest income by $9 thousand.

Other interest income decreased by $117 thousand for the third quarter of 2020, compared to the third quarter of 2019.  The decrease was primarily due to a decrease of 198 basis points in the average yield on interest-earning deposits in other banks during the third quarter of 2020, which decreased interest income by $171 thousand, partially offset by an increase of $17.5 million in the average balance of interest-earning deposits in other banks, which increased interest income by $61 thousand.  In addition, there was a decrease of $7 thousand in dividends earned on FHLB stock during the third quarter of 2020, compared to the third quarter of 2019 due to a decrease of 200 basis points in the average rate earned on FHLB stock, offset by an increase in average balance of FHLB stock of $670 thousand.

Interest expense on deposits decreased by $474 thousand for the third quarter of 2020, compared to the third quarter of 2019.  The decrease was attributable to a decrease of 74 basis points in the average cost of deposits, which caused interest expense on deposits to decrease by $357 thousand and a decrease in the average balance of certificates of deposit of $38.5 million, which decreased interest expense on certificates of deposit by $177 thousand.  These decreases were partially offset by an increase in the average balance of money market deposits of $27.0 million, an increase in the average balance of passbook deposits of $13.2 million and an increase in NOW and other demand deposits of $27.4 million, which increased interest expense by $60 thousand.

Interest expense on borrowings increased by $48 thousand for the third quarter of 2020, compared to the third quarter of 2019.  The higher interest expense on borrowings during the third quarter of 2020 reflected a net increase of $39.5 million in average borrowings, due to an increase of $40.5 million in the average balance of FHLB advances, which increased interest expense by $207 thousand, partially offset by a decrease of $1.0 million in the average balance of the Company’s junior subordinated debentures, which decreased interest expense by $20 thousand.  In addition, the average cost of FHLB advances decreased by 59 basis points during the third quarter of 2020, which decreased interest expense by $128 thousand, and the average cost of the Company’s junior subordinated debentures decreased by 196 basis points during the third quarter of 2020, which decreased interest expense by $11 thousand.

For the nine months ended September 30, 2020, net interest income increased by $1.6 million to $9.3 million compared to $7.7 million for the nine months ended September 30, 2019.  The increase in net interest income during the nine months ended September 30, 2020 primarily resulted from an increase in interest income of $1.2 million due to higher interest income on loans receivable of $1.5 million, partially offset by a decrease in interest income on securities of $89 thousand and a decrease in other interest income of $210 thousand.  Interest expense decreased by $399 thousand during the nine months ended September 30, 2020 due to a decrease in interest expense on deposits of $576 thousand, which was partially offset by an increase in interest expense on borrowings of $177 thousand.

Interest income and fees on loans receivable increased by $1.5 million during the nine months of 2020 due to an increase of $57.5 million in the average balance of loans receivable (including loans held for sale), which increased interest income by $1.8 million, partially offset by a decrease of 8 basis points in the average yield on loans, which decreased interest income by $227 thousand.  During the nine months ended September 30, 2020, the Bank recorded an interest recovery of $162 thousand upon the payoff of one non-accrual church loan, compared to interest recoveries of $351 thousand upon the payoff of two non-accrual church loans during the nine months ended September 30, 2019.

Interest income on mortgage-backed and other securities decreased by $89 thousand for the nine months ended September 30, 2020, compared to the same period of 2019.  The decrease in interest income on securities during the nine months ended September 30, 2020 primarily resulted from a decrease of $3.7 million in the average balance of securities, which decreased interest income by $70 thousand and a decrease of 20 basis points in the average yield on securities, which decreased interest income by $19 thousand.

Other interest income decreased by $210 thousand for the nine months ended September 30, 2020 compared to the same period of 2019.  The decrease was primarily due to a decrease of 183 basis points in the average yield on interest-earning deposits in other banks during the nine months ended September 30, 2020, which decreased interest income by $374 thousand, partially offset by an increase of $17.7 million in the average balance of interest-earning deposits in other banks, which increased interest income by $189 thousand.  In addition, there was a decrease of $25 thousand in dividends earned on FHLB stock during the nine months ended September 30, 2020, compared to the same period of 2019 due to a decrease of 200 basis points in the average rate earned on FHLB stock, offset by an increase in average balance of FHLB stock of $494 thousand.

During the nine months ended September 30, 2020, interest expense on deposits decreased by $576 thousand compared to the same period of 2019. The decrease was attributable to a decrease of 40 basis points in the average cost of deposits, which caused interest expense on deposits to decrease by $547 thousand, and a decrease in the average balance of certificates of deposit of $12.6 million, which decreased interest expense on certificates of deposit by $187 thousand. These decreases were partially offset by an increase in the average balance of money market deposits of $19.0 million, an increase in the average balance of passbook deposits of $8.1 million and an increase in the average balance of NOW and other demand deposits of $19.1 million, which increased interest expense by $158 thousand.

During the nine months ended September 30, 2020, interest expense on borrowings increased by $177 thousand, compared to the nine months ended September 30, 2019.  The higher interest expense on borrowings during the nine months ended September 30, 2020 reflected a net increase of $37.5 million in average borrowings, due to an increase of $38.4 million in the average balance of FHLB advances, which increased interest expense by $577 thousand, offset by a decrease of $957 thousand in the average balance of the Company’s junior subordinated debentures, which decreased interest expense by $33 thousand.  The increase in interest expense was partially offset by a decrease in the average cost of FHLB advances of 51 basis points, which decreased interest expense by $313 thousand, and a decrease in the average cost of the Company’s junior subordinated debentures of 164 basis points, which decreased interest expense by $54 thousand.

The net interest margin for the nine months ended September 30, 2020 decreased by 8 basis points to 2.57% from 2.49% for the same period in 2019, primarily due to lower average rates paid on all deposit types.

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

	For the three months ended
	September 30, 2020			September 30, 2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$42,406	$32	0.30%	$24,870	$142	2.28%
Securities	10,242	59	2.30%	13,966	90	2.58%
Loans receivable (1)	423,305	4,438	4.19%	368,930	3,731	4.05%
FHLB stock	3,586	45	5.02%	2,916	52	7.13%
Total interest-earning assets	479,539	$4,574	3.82%	410,682	$4,015	3.91%
Non-interest-earning assets	10,663			10,861
Total assets	$490,202			$421,543

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$50,238	$60	0.48%	$23,194	$51	0.88%
Passbook deposits	58,377	55	0.38%	45,137	71	0.63%
NOW and other demand deposits	60,835	5	0.03%	33,517	4	0.05%
Certificate accounts	146,469	511	1.40%	184,943	979	2.12%
Total deposits	315,919	631	0.80%	286,791	1,105	1.54%
FHLB advances	115,500	538	1.86%	75,021	459	2.45%
Junior subordinated debentures	3,783	28	2.96%	4,792	59	4.92%
Total interest-bearing liabilities	435,202	$1,197	1.10%	366,604	$1,623	1.77%
Non-interest-bearing liabilities	5,281			5,894
Stockholders’ Equity	49,719			49,045
Total liabilities and stockholders’ equity	$490,202			$421,543

Net interest rate spread (2)		$3,377	2.72%		$2,392	2.14%
Net interest rate margin (3)			2.82%			2.33%
Ratio of interest-earning assets to interest-bearing liabilities			110.19%			112.02%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended
	September 30, 2020			September 30, 2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$36,989	$165	0.59%	$19,265	$350	2.42%
Securities	10,539	194	2.45%	14,265	283	2.65%
Loans receivable (1)	431,330	13,226	4.09%	373,869	11,687	4.17%
FHLB stock	3,410	128	5.00%	2,916	153	7.00%
Total interest-earning assets	482,268	$13,713	3.79%	410,315	$12,473	4.05%
Non-interest-earning assets	10,530			10,861
Total assets	$492,798			$421,176

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$44,853	$277	0.82%	$25,867	$171	0.88%
Passbook deposits	53,451	224	0.56%	45,332	205	0.60%
NOW and other demand deposits	52,655	12	0.03%	33,506	10	0.04%
Certificate accounts	168,812	2,140	1.69%	181,379	2,843	2.09%
Total deposits	319,771	2,653	1.11%	286,084	3,229	1.51%
FHLB advances	114,234	1,646	1.92%	75,824	1,382	2.43%
Junior subordinated debentures	4,036	108	3.57%	4,993	195	5.21%
Total interest-bearing liabilities	438,041	$4,407	1.34%	366,901	$4,806	1.75%
Non-interest-bearing liabilities	5,476			5,412
Stockholders’ Equity	49,281			48,863
Total liabilities and stockholders’ equity	$492,798			$421,176

Net interest rate spread (2)		$9,306	2.45%		$7,667	2.31%
Net interest rate margin (3)			2.57%			2.49%
Ratio of interest-earning assets to interest-bearing liabilities			110.10%			111.83%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision/recapture

The Bank did not record any loan loss provision or recapture during the third quarter of 2020 and recorded a loan loss provision of $29 thousand during the nine months ended September 30, 2020 for economic uncertainties related to the COVID-19 Pandemic.  During the nine months ended September 30, 2020, the Bank recorded a loan loss recovery of $4 thousand.  At September 30, 2020, the Bank maintained its ALLL at $3.2 million, despite a net decrease of $36.1 million in the loans held for investment portfolio during the nine months ended September 30, 2020.  No loan charge-offs were recorded during the third quarter and the nine months of 2020.

The Bank recorded a loan loss provision of $47 thousand and loan loss provision recaptures of $301 thousand during the third quarter and nine months of 2019.  Cash recoveries of $190 thousand were recorded during the nine months ended September 30, 2019.  No loan charge-offs were recorded during the third quarter or the nine months of 2019.

Non-interest Income

Non-interest income for the third quarter of 2020 totaled $206 thousand, compared to $344 thousand for the third quarter of 2019.  Non-interest income decreased by $138 thousand primarily because the Bank recorded a lower gain on sale of loans of $128 thousand during the third quarter of 2020 compared to the third quarter of 2019.  In addition, during the third quarter of 2020, income from service charges decreased by $23 thousand, offset by an increase of $13 thousand in other income, compared to the third quarter of 2019.

For the nine months ended September 30, 2020, non-interest income totaled $645 thousand compared to $859 thousand for the same period one year ago.  The decrease of $214 thousand in non-interest income was primarily due to a grant of $233 thousand from the CDFI Fund received during the first quarter of 2019, as well as a decrease in income from service charges of $22 thousand, offset by an increase in other income of $46 thousand.

Non-interest Expense

Non-interest expense for the third quarter of 2020 totaled $3.7 million, compared to $3.1 million for the third quarter of 2019.  The increase of $588 thousand in non-interest expense during the third quarter of 2020 compared to the same quarter of 2019 was primarily due to an increase of $505 thousand in professional services expense, as well as increases of $33 thousand in compensation and benefits expense, $25 thousand in office services and supplies expense, $11 thousand in information services expense, and $36 thousand in other expenses items, primarily due to higher FDIC insurance expense.  These increases were partially offset by decreases of $10 thousand in amortization of investment in affordable housing limited partnership and $17 thousand in loan related expenses.

The increase of $505 thousand in professional services expense was due to increases of $439 thousand of legal fees and $156 thousand of financial advisory and consulting fees related to the pending City First Merger,  and legal and consulting fees of $10 thousand incurred to respond to activities conducted by a former stockholder against the Company.  The activities and related litigation were subsequently withdrawn by the former stockholder early in the third quarter of 2020.  These increases in professional services expense were partially offset by a decrease of $128 thousand in legal fees related to matters other than the merger or stockholder activities and a decrease of $2 thousand in audit fees.

For the nine months ended September 30, 2020, non-interest expense totaled $10.3 million, compared to $9.2 million for the same period a year ago.  The increase of $1.1 million in non-interest expense was primarily due to increases of $766 thousand in professional services expense, $314 thousand in compensation and benefits expense, $153 thousand in office services and supplies, $43 thousand in information services expense and $22 thousand in occupancy expense. These increases were partially offset by decreases of $55 thousand in amortization of investment in affordable housing limited partnership, $54 thousand in loan related expenses and $25 thousand in other expense.

The increase of $766 thousand in professional services expense was primarily due to an increase of $582 thousand in legal fees, of which $470 thousand related to the pending City First Merger and $210 thousand related to legal expenses incurred to respond to activities conducted by a former stockholder against the Company, offset by a decrease of $98 thousand in legal fees related to other matters.  Also, financial advisory and consulting services fees increased by $300 thousand during the nine months ended September 30, 2020 compared to the same period a year ago due primarily to $248 thousand in expenses related to the pending merger.  These increases were offset by a decrease of $116 thousand in outsourced audit fees.  The increase of $314 thousand in compensation and benefits expense was primarily due to increases in salary costs of $265 thousand, increases in vacation expense of $44 thousand and lower deferred loan origination costs of $68 thousand as there were fewer multi-family loans originated for the loan portfolio during 2020 compared to 2019. These increases were offset by lower employee stock costs of $32 thousand and lower temporary help expense of $29 thousand.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income or loss.  The Company recorded income tax expense of $95 thousand and an income tax benefit of $300 thousand for the three and nine months ended September 30, 2020, respectively, compared to an income tax benefit of $176 thousand and $262 thousand for the three and nine months ended September 30, 2019, respectively.  The increase in income tax expense during the third quarter of 2020 was primarily due to non-deductible expenses related to the City First Merger.  The income tax benefit recorded during the nine months ended September 30, 2020 was primarily due to a tax adjustment of $273 thousand upon the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013, offset by the additional tax expense associated with the non-deductible merger related expenses.  In addition, the Company recorded low-income housing tax credits of $29 thousand and $87 thousand during the third quarter and nine months ended September 30, 2020, compared to $50 thousand and $149 thousand during the third quarter and nine months ended September 30, 2019.  The Company had no valuation allowance on its deferred tax assets, which totaled $5.3 million at September 30, 2020 and $5.2 million at December 31, 2019.

Financial Condition

Total Assets

Total assets increased by $58.8 million to $499.2 million at September 30, 2020 from $440.4 million at December 31, 2019.  The increase in total assets was comprised primarily of an increase of $54.2 million in cash and cash equivalents, an increase of $40.7 million in loans receivable held for sale and an increase of $670 thousand in FHLB stock.  These increases were offset by a decrease of $36.1 million in loans held for investment and a net decrease of $634 thousand in securities available-for-sale.

Loans Receivable Held for Sale

Loans receivable held for sale totaled $40.7 million at September 30, 2020.  There were no loans held for sale as of December 31, 2019.  During the nine months ended September 30, 2020, the Bank originated $118.6 million of multi-family loans for sale and sold $77.4 million of loans held for sale for a gain of $199 thousand.  Repayments of loans receivable held for sale totaled $529 thousand during the nine months ended September 30, 2020.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $361.8 million at September 30, 2020, compared to $397.8 million at December 31, 2019.  During the nine months ended September 30, 2020, the Bank originated $6.2 million in commercial real estate loans, $2.6 multi-family loans and $728 thousand in construction loans for the loans held-for-investment portfolio.  Loan repayments during the nine months ended September 30, 2020 totaled $45.5 million.

Allowance for Loan and Lease Losses

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

Our ALLL was $3.2 million or 0.88% of our gross loans receivable held for investment at September 30, 2020 compared to $3.2 million or 0.79% of our gross loans receivable held for investment at December 31, 2019. The levels of ALLL at September 30, 2020 and December 31, 2019 reflect the result of our quarterly review of the adequacy of the ALLL.  During the third quarter of 2020, the Bank did not record a loan loss provision or recapture but recorded a loan loss provision of $29 thousand during the nine months ended September 30, 2020.  During the first quarter of 2020 the Bank recorded additional provisions to increase the ALLL for economic uncertainties related to the COVID-19 Pandemic.

As of September 30, 2020, we had experienced $84 thousand in less than 90-day delinquencies on two single-family loans, compared to $18 thousand at December 31, 2019.  Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2020, NPLs totaled $820 thousand, compared to $424 thousand at December 31, 2019.  The increase of $396 thousand in NPLs was due to an addition of a non-accrual church loan, offset partially by repayments of the existing NPL loans.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2020, all our non-performing loans, except one single-family loan with $8 thousand unpaid balance, were current in their payments.  Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which decreased to 392.1% at September 30, 2020 from 750.5% at December 31, 2019.

When reviewing the adequacy of the ALLL, we also consider the impact of charge-offs, including the changes and trends in loan charge-offs.  There have been no loan charge-offs since 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every twelve months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  Therefore, certain losses inherent in our total NPLs are recognized periodically through charge-offs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to increases in collateral values, the average recorded investment in NPLs was only 37% of estimated fair value less estimated selling costs as of September 30, 2020.

Recoveries during the nine months ended September 30, 2020 and 2019 totaled $4 thousand and $190 thousand, respectively. The recovery during the nine months ended September 30, 2020 resulted from the payoff of one single-family loan that had been previously partially charged off.  Recoveries during the nine months ended September 30, 2019 resulted from the payoff of two church loans that had been previously partially charged off.

Impaired loans at September 30, 2020 were $4.8 million, compared to $5.3 million at December 31, 2019.  The decrease of $543 thousand in impaired loans was primarily due to the sale of a non-accrual church loan and repayments.  Specific reserves for impaired loans were $148 thousand, or 3.08% of the aggregate impaired loan amount at September 30, 2020, compared to $147 thousand, or 2.75% at December 31, 2019.

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

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, no borrowers have requested loan modifications. To date, no modifications have been granted to any borrowers.

In July of 2020, the $600 per week Federal stimulus payments that had been granted to individuals since the start of the Pandemic were terminated.  As a result, some tenants may be unable to make their monthly rent payments.  However, the risk to the Bank’s multi-family loan portfolio is mitigated by the low loan-to-value ratios (less than 58%) and high debt service coverage ratios (over 1.54%) of the multi-family loan portfolio as of September 30, 2020.  In addition, the Bank’s borrowers generally have high cash reserves and sufficient net worth to service their loans.

We believe that our ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2020, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment decreased by $69 thousand to $2.7 million at September 30, 2020 from $2.8 million as of December 31, 2019.  Due to the implementation of ASU 2016-02 “Leases (Topic 842)”, the Bank recorded a right of use (“ROU”) asset of $1.2 million as of January 1, 2019. After amortization, the ROU was $326 thousand as of September 30, 2020.

Total Liabilities

Total liabilities increased by $58.3 million to $449.9 million at September 30, 2020 from $391.5 million at December 31, 2019.  The increase in total liabilities was comprised primarily of an increase of $31.5 million in FHLB advances and an increase of $27.6 million in deposits.  These increases were offset by a decrease of $765 thousand in the Company’s junior subordinated debentures.

Deposits

Deposits increased by $27.6 million to $325.3 million at September 30, 2020 from $297.7 million at December 31, 2019, which consisted of an increase of $70.1 million in liquid deposits and a decrease of $42.5 million in certificates of deposit.  Total liquid deposits (NOW, demand, money market and passbook accounts) increased to $177.6 million at September 30, 2020, which represented 55% of total deposits, from $107.5 million at December 31, 2019 which represented 36% of total deposits.

Certificates of deposit (“CDs”) decreased by $42.5 million during the nine months of 2020 to $147.7 million at September 30, 2020, which represented 45% of total deposits, from $190.2 million at December 31, 2019, which represented 64% of total deposits.  The decrease in CDs was primarily due to net decreases in CDARS deposits of $24.5 million and a net decrease in accounts acquired through a deposit listing service of $9.9 million and a net decrease in retail CDs of $8.1 million.  CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”).  We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One-Way Buy”).  At September 30, 2020, we had approximately $25.0 million in CDARS Reciprocal and $31.1 million in CDARS One-Way Buy, compared to 39.3 million in CDARS Reciprocal and $40.7 million in CDARS One-Way Buy at December 31, 2019.

As of September 30, 2020, the Bank had a significant concentration of deposits with two customers that accounted for approximately 13% of its deposits, of which 8% belongs to one customer who has been banking with the Bank for more than 15 years.  The Bank expects to maintain this relationship with our long-time customer.

Borrowings

Total borrowings increased by $30.7 million to $119.1 million at September 30, 2020 from $88.3 million at December 31, 2019 due to an increase of $31.5 million in advances from the FHLB, offset by a decrease of $765 thousand in our junior subordinated floating rate debentures.

The weighted average interest rate on the FHLB Advances decreased to 1.86% at September 30, 2020 from 2.32% at December 31, 2019, primarily due lower weighted average rate on new advances in replacements of the matured ones. The weighted average interest rate on the subordinated floating rate debentures decreased to 2.96% at September 30, 2020 from 4.44% at December 31, 2019, primarily due to decreases in LIBOR.

Stockholders’ Equity

Stockholders’ equity was $49.4 million, or 9.89% of the Company’s total assets, at September 30, 2020, compared to $48.8 million, or 11.09% of the Company’s total assets at December 31, 2019.  The Company’s book value was $1.76 per share as of September 30, 2020, compared to $1.75 per share as of December 31, 2019.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $31.1 million at September 30, 2020.  In addition, the Bank has an $11.0 million line of credit with another financial institution.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at September 30, 2020 consisted of $69.7 million in cash and cash equivalents and $10.4 million in securities available-for-sale that were not pledged, compared to $15.6 million in cash and cash equivalents and $11.0 million in securities available-for-sale that were not pledged at December 31, 2019.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

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

The Company recorded consolidated net cash outflows from operating activities of $39.8 million during the nine months ended September 30, 2020, compared to consolidated net cash inflows from operating activities of $8.5 million during the nine months ended September 30, 2019.  Net cash outflows from operating activities during the nine months ended September 30, 2020 were primarily attributable to originations of loans receivable held for sale of $118.6 million, compared to $15.2 million during the nine months ended September 30, 2019, offset primarily by proceeds from sales of loans receivable held for sale of $77.6 million during the nine months ended September 30, 2020, compared to $23.0 million during the nine months ended September 30, 2019.

The Company recorded consolidated net cash inflows from investing activities of $35.6 million during the nine months ended September 30, 2020, compared to consolidated net cash outflows of $6.5 million during the nine months ended September 30, 2019.  Net cash inflows from investing activities during the nine months ended September 30, 2020 were primarily attributable to a net cash inflow of $35.8 million from loans receivable held for investment, compared to a net cash outflow of $8.7 million during the nine months ended September 30, 2019.  Net cash inflows from investing activities during the nine months ended September 30, 2020 were offset primarily by net cash outflows of $850 thousand for purchases of available-for-sale municipal bonds, $670 thousand for the purchase of FHLB stock and $501 thousand for the purchase of office properties and equipment.  The Company did not purchase FHLB stock during the nine months ended September 30, 2019 and recorded a net cash outflow of $33 thousand for the purchase of office properties and equipment during the same period.  In addition, the Company recorded $820 thousand in proceeds from sales of REO during the nine months ended September 30, 2019, but the Company did not record any proceeds from sales of REO during the nine months ended September 30, 2020.

The Company recorded consolidated net cash inflows from financing activities of $58.3 million during the nine months ended September 30, 2020, compared to consolidated net cash inflows from financing activities of $3.1 million during the nine months ended September 30, 2019.  Net cash inflows from financing activities during the nine months ended September 30, 2020 were primarily attributable to a net increase in deposits of $27.6 million and proceeds from FHLB advances of $66.0 million, offset by repayments of FHLB advances of $34.5 million and repayments of junior subordinated debentures of $765 thousand.  During the nine months ended September 30, 2019, the Company recorded a net increase in proceeds from FHLB advances of $13.0 million, offset by repayments of FHLB advances of $8.0 million, a net decrease in deposits of $1.3 million and repayments of junior subordinated debentures of $510 thousand.

Capital Resources and Regulatory Capital

Our principal subsidiary, Broadway Federal Bank, must comply with capital standards established by the OCC in the conduct of its business.  Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non-bank financial companies that are no less than those to which insured depository institutions have been previously subject.  The current regulatory capital requirements are described in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2020.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.  There were no significant changes during the quarter ended September 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
2.1
Agreement and Plan of Merger, dated August 25, 2020, by and between Broadway Financial Corporation and CFBanc Corporation (Exhibit 2.1to Form 8-K filed by Registrant on August 26, 2020, Commission file number 001-39043)

3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 10-Q filed by Registrant on November 13, 2014, Commission file number 000-27464)
3.2.1	Bylaws of Registrant (Exhibit 3.2 to Form 10-K filed by Registrant on March 28, 2016, Commission file number 000-27464)
3.2.2	Bylaws of Registrant, as amended (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020, Commission file number 001-39043)
4.1
Amendment to Rights Agreement dated as of August 25, 2020, by and between Broadway Financial Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 to Form 8-K filed by Registrant on August 26, 2020, Commission file number 001-39043)

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

Date: November 16, 2020	By:	/s/ Wayne-Kent A. Bradshaw
Wayne-Kent A. Bradshaw
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer