Form 10-K
period 2020-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2021-03-31
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to___________

Commission file number 001‑39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95‑4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

(323) 634‑1700
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non‑accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $54,555,000.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 26, 2021, 19,142,498 shares of the Registrant’s voting common stock and 8,756,396 shares of the Registrant’s non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be filed no later than April 30, 2021, are incorporated by reference in Part III, Items 10 through 14 of this report.

i

Forward‑Looking Statements

Certain statements herein, including without limitation, certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10‑K, are forward‑looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. Forward‑looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These forward‑looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward‑looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10‑K. We undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

The following factors, among others, could cause future results to differ materially from historical results or from those anticipated by forward‑looking statements included in this Form 10‑K: (1) the level of demand for mortgage loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest‑earning assets and the cost of our interest‑bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry-wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current Administration in Washington, D.C.; (6) actions undertaken by both current and potential new competitors; (7) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (8) the effect of changes in economic conditions; (9) the effect of geopolitical uncertainties; (10) an inability to obtain and retain sufficient operating cash at our holding company; (11) the pending discontinuation of LIBOR as an interest rate benchmark; (12) the impact of the COVID-19 Pandemic on our future financial condition and operations; (13) combining the Company and CFBanc Corporation after the merger described herein may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits and cost savings from the merger;  and (14) other risks and uncertainties detailed in this Form 10‑K, including those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

PART I

ITEM 1.	BUSINESS

General

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal” or the “Bank”) as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank’s name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly‑owned subsidiary of the Company, in January 1996.

The Company is currently regulated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is currently regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of San Francisco (“FHLB”). See “Regulation” for further descriptions of the regulatory systems to which the Company and the Bank are subject.

On August 25, 2020, the Company entered into a definitive agreement to merge with CFBanc Corporation, a District of Columbia benefit corporation (“City First”).  The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, City First will merge with and into the Company (the “City First Merger”), with the Company continuing as the surviving entity. At the effective time of the City First Merger, (1) each share of City First’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the Effective Time (other than any shares owned by City First or the Company and any Dissenting Shares (as defined in the Merger Agreement)) will be converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which will be renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which will be named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of City First (“City First Preferred Stock”) issued and outstanding immediately prior to the effective time of the City First Merger will be converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which new series will be designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of City First Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of City First Preferred Stock. Immediately following the City First Merger, the Bank will merge with and into City First Bank of D.C., National Association (“CFB”), a wholly owned subsidiary of City First, with CFB continuing as the surviving entity.

On March 17, 2021, the stockholders of the Company and the stockholders of City First voted to approve the merger as described above. The Company previously announced on January 4, 2021 that all regulatory approvals necessary for consummation of the merger had been obtained.  The merger is expected to close on April 1, 2021.

Also, on March 17, 2021, the Company’s stockholders approved the proposed sale of 18,474,000 shares of Broadway common stock in private placements to institutional and accredited investors at a purchase price of $1.78 per share for an aggregate purchase price of $32.9 million. These  private placements of common stock are expected to close a few days after the merger. At the same meeting, the Company’s stockholders also voted to approve an amendment to the Company’s certificate of incorporation to increase the Company’s authorized number of shares of voting common stock to 75,000,000 and to convert the Company to a “public benefit corporation” under Delaware law.  Delaware law provides that a public benefit corporation is a for-profit corporation that is intended to produce a public benefit or benefits specified in its certificate of incorporation and to operate in a responsible and sustainable manner.

Available Information

Our internet website address is www.broadwayfederalbank.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports can be obtained free of charge by sending a written request to Broadway Financial Corporation, 5055 Wilshire Boulevard, Suite 500, Los Angeles, California 90036 Attention: Alice Wong. The above reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

Business Overview

We are headquartered in Los Angeles, California and our principal business is the operation of our wholly‑owned subsidiary, Broadway Federal, which has two offices in Los Angeles and one in the nearby city of Inglewood, California. Broadway Federal’s principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by residential properties with five or more units (“multi‑family”) and commercial real estate.  Our assets also include mortgage loans secured by residential properties with one‑to‑four units (“single family”) that we originated or purchased in prior years. In addition, we invest in securities issued by federal government agencies, residential mortgage‑backed securities and other investments.

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

The ongoing COVID-19 Pandemic (“Pandemic”) has caused significant disruption in the local,  national  and global economies and financial markets. Continuation and further spread of the Pandemic could cause additional quarantines, shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The Pandemic could  disrupt our operations through its impact on our employees, depositors, borrowers, and the tenants of our multi-family loan borrowers. The disruptions in the  economy may impair the ability of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures, declining collateral values, and losses on our loans.

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

In response to the anticipated economic effects of the Pandemic, the FRB has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the Pandemic. On March 22, 2020, the Federal Reserve announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency mortgage-backed securities. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income,  margins and  profitability.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi‑family residential properties, single family residential properties and commercial real estate, including churches. The remainder of the loan portfolio consists of commercial business loans, construction loans and consumer loans. At December 31, 2020, our net loan portfolio, excluding loans held for sale, totaled $360.1 million, or 75% of total assets.

We emphasize the origination of adjustable‑rate mortgage loans (“ARM Loans”), most of which are hybrid ARM Loans (ARM Loans having an initial fixed rate period, followed by an adjustable rate period), for our portfolio of loans held for investment and held for sale. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2020, more than 97.2% of our mortgage loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors. ARM Loans in their initial fixed‑rate period totaled $293.3 million or 81.0% of our gross loan portfolio at December 31, 2020.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$48,217	13.32%	$72,883	18.23%	$91,835	25.69%	$111,085	32.93%	$104,807	27.42%
Multi‑family	272,387	75.24%	287,378	71.90%	231,870	64.86%	187,455	55.57%	229,566	60.05%
Commercial real estate	24,289	6.71%	14,728	3.68%	5,802	1.62%	6,089	1.80%	8,914	2.33%
Church	16,658	4.60%	21,301	5.33%	25,934	7.25%	30,848	9.14%	37,826	9.90%
Construction	429	0.11%	3,128	0.78%	1,876	0.52%	1,678	0.50%	837	0.22%
Commercial	57	0.02%	262	0.07%	226	0.06%	192	0.06%	308	0.08%
Consumer	7	0.00%	21	0.01%	5	0.00%	7	0.00%	6	0.00%
Gross loans	362,044	100.00%	399,701	100.00%	357,548	100.00%	337,354	100.00%	382,264	100.00%
Plus:
Premiums on loans purchased	88		171		259		360		510
Deferred loan costs, net	1,218		1,211		721		1,220		1,297
Less:
Unamortized discounts	6		54		43		14		14
Allowance for loan losses	3,215		3,182		2,929		4,069		4,603
Total loans held for investment	$360,129		$397,847		$355,556		$334,851		$379,454

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi‑family loans amounted to $272.4 million and $287.4 million at December 31, 2020 and 2019, respectively. Multi‑family loans represented 75% of our gross loan portfolio at December 31, 2020 compared to 72% of our gross loan portfolio at December 31, 2019. The vast majority of our multi‑family loans amortize over 30 years. As of December 31, 2020, our single largest multi‑family credit had an outstanding balance of $6.9 million, was current, and was secured by a 33‑unit apartment complex in Vista, California. At December 31, 2020, the average balance of a loan in our multi‑family portfolio was $1.0 million.

Our commercial real estate loans amounted to $24.3 million and $14.7 million at December 31, 2020 and 2019, respectively. Commercial real estate loans represented 7% and 4% of our gross loan portfolios at December 31, 2020 and 2019, respectively. All the commercial real estate loans outstanding at December 31, 2020 were ARM Loans. Most commercial real estate loans are originated with principal repayments on a 30 year amortization schedule but are due in 10 years. As of December 31, 2020, our single largest commercial real estate credit had an outstanding principal balance of $5.7 million, was current, and was secured by a charter school building located in Washington, D. C. At December 31, 2020, the average balance of a loan in our commercial real estate portfolio was $1.4 million.

The interest rates on multi‑family and commercial ARM Loans are based on a variety of indices, including the 6‑Month London InterBank Offered Rate Index (“6‑Month LIBOR”), the 1‑Year Constant Maturity Treasury Index (“1‑Yr CMT”), the 12‑Month Treasury Average Index (“12‑MTA”), the 11th District Cost of Funds Index (“COFI”), and the Wall Street Journal Prime Rate (“Prime Rate”). We currently offer adjustable rate loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

Loans secured by multi‑family and commercial properties are granted based on the income producing potential of the property and the financial strength of the borrower. The primary factors considered include, among other things, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to required principal and interest payments, or debt service), and the ratio of the loan amount to the lower of the purchase price or the appraised value of the collateral.

We seek to mitigate the risks associated with multi‑family and commercial real estate loans by applying appropriate underwriting requirements, which include limitations on loan‑to‑value ratios and debt service coverage ratios. Under our underwriting policies, loan‑to‑value ratios on our multi‑family and commercial real estate loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi‑family loans and 125% for commercial real estate loans. Properties securing multi‑family and commercial real estate loans are appraised by management‑approved independent appraisers. Title insurance is required on all loans.

Multi‑family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi‑family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi‑family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, we ceased out‑of‑state lending for all types of loans.  In 2020, we resumed out-of-state lending on a selective basis by originating two commercial real estate loans in Washington, D. C., totaling $9.8 million.  As of December 31, 2020, our out‑of‑state loans totaled $11.0 million and our single largest out‑of‑state credit had an outstanding balance of $5.7 million, was current, and was secured by a charter school building located in Washington, D. C.

Our church loans totaled $16.7 million and $21.3 million at December 31, 2020 and 2019, respectively, which represented 5% of our gross loan portfolio at December 31, 2020, and December 31, 2019. We ceased originating church loans in 2010. As of December 31, 2020, our single largest church loan had an outstanding balance of $1.5 million, was current, and was secured by a church building in Los Angles, California. At December 31, 2020, the average balance of a loan in our church loan portfolio was $527 thousand.

Single Family Mortgage Lending

While we have been primarily a multi‑family and commercial real estate lender, we also have purchased or originated ARM Loans secured by single family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single family loans totaled $48.2 million and $72.9 million at December 31, 2020 and 2019, respectively. Of the single family residential mortgage loans outstanding at December 31, 2020, more than 99% had adjustable rate features. We did not purchase any single family loans during 2020 and 2019. Of the $48.2 million of single family loans at December 31, 2020, $5.8 million are secured by investor‑owned properties.

The interest rates for our single family ARM Loans are indexed to COFI, 1‑Month LIBOR, 6‑Month LIBOR, 12‑MTA and 1‑Yr. CMT. We currently offer loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.  Most of our single family adjustable rate loans behave like fixed rate loans because the loans are still in their initial fixed rate period or are subject to interest rate floors.

We qualify our ARM Loan borrowers based upon the fully indexed interest rate (LIBOR or other index plus an applicable margin) provided by the terms of the loan. However, we may discount the initial rate paid by the borrower to adjust for market and other competitive factors. The ARM Loans that we offer have a lifetime adjustment limit that is set at the time that the loan is approved. In addition, because of interest rate caps and floors, market rates may exceed or go below the respective maximum or minimum rates payable on our ARM Loans.

The mortgage loans that we originate generally include due‑on‑sale clauses, which provide us with the contractual right to declare the loan immediately due and payable if the borrower transfers ownership of the property.

Construction Lending

Construction loans totaled $429 thousand and $3.1 million at December 31, 2020 and 2019, respectively, representing less than 1% of our gross loan portfolio. We provide loans for the construction of single family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate. Generally, we require a loan‑to‑value ratio not exceeding 75% to 80% and a loan‑to‑cost ratio not exceeding 70% to 80% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. During 2020, $1.5 million of construction loans were originated, compared to $1.7 million during 2019.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales and principal repayments for the periods indicated:

	2020	2019	2018
	(In thousands)
Gross loans (1):
Beginning balance	$399,701	$363,761	$359,686
Loans originated:
Multi‑family	120,809	103,123	96,034
Commercial Real Estate	11,870	9,521	1,017
Construction	1,529	1,681	1,861
Commercial	66	49	48
Total loans originated	134,274	114,374	98,960
Less:
Principal repayments	67,858	55,742	75,542
Sales of loans	104,073	22,703	19,332
Loan charge‑offs	-	‑	‑
Lower of cost or fair value adjustment on loans held for sale	-	(11)	11
Transfer of loans to real estate owned	-	‑	‑
Ending balance (2)	$362,044	$399,701	$363,761

(1)	Amount is before deferred origination costs, purchase premiums and discounts.

(2)	No loans were held for sale at December 31, 2020 and 2019. At December 31, 2018, loans receivable held for sale totaled $6.2 million.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 90% of multi-family and commercial loan originations during 2020, 2019 and 2018 were  sourced from wholesale loan brokers. All construction loan originations were derived from our loan personnel. No single family or consumer loans were originated during the last three years. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered, and certain other information is verified by an independent credit agency and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required to be performed by an independent licensed or certified appraiser designated and approved by us. The Bank’s Board of Directors (the “Board”) annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

It is our policy to obtain title insurance on collateral for all real estate loans. Borrowers must also obtain hazard insurance naming Broadway Federal as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, we may require private mortgage insurance and the borrower is required to make payments to a mortgage impound account from which we make disbursements to pay private mortgage insurance premiums, property taxes and hazard and flood insurance as required.

The Board has authorized the following loan approval limits: if the total of the borrower’s existing loans and the loan under consideration is $1,000,000 or less, the new loan may be approved by a Senior Underwriter plus a Loan Committee member, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower’s existing loans and the loan under consideration is from $1,000,001 to $2,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer or Chief Credit Officer of the Bank; if the total of the borrower’s existing loans and the loan under consideration is from $2,000,001 to $7,000,000, the new loan must be approved by a Senior Underwriter plus two Loan Committee members, including the Chief Executive Officer and Chief Credit Officer of the Bank, and a majority of the Board‑appointed non‑management Loan Committee Directors. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2020, 2019 or 2018.

We originate loans for investment and for sale. Loan sales are generally made from the loans held‑for‑sale portfolio. During 2020, we originated $118.6 million of multi‑family loans for sale, sold $104.3 million of multi‑family loans and transferred $13.7 million of multi family loans to held for investment from loans held for sale. We transferred the $13.7 milion of multi-family loans to loans held for investment near the end of 2020 because there was room to do so within the regulatory loan concentration guidelines. During 2019, we originated $15.2 million of multi‑family loans for sale, transferred $1.5 million of multi‑family loans to held‑for‑sale from held‑for‑investment and sold $22.7 million of multi‑family loans in order to comply with regulatory loan concentration guidelines.

We receive monthly loan servicing fees on loans sold and serviced for others, primarily insured financial institutions. Generally, we collect these fees by retaining a portion of the loan collections in an amount equal to an agreed percentage of the monthly loan installments, plus late charges and certain other fees paid by the borrowers. Loan servicing activities include monthly loan payment collection, monitoring of insurance and tax payment status, responses to borrower information requests and dealing with loan delinquencies and defaults, including conducting loan foreclosures. At December 31, 2020 and 2019, we serviced $238 thousand and $1.2 million, respectively, of loans for others. The servicing rights associated with sold loans are recorded as assets based upon their fair values. At December 31, 2020 and 2019, we had $3 thousand and $9 thousand, respectively, in mortgage servicing rights.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2020 and does not reflect the effect of prepayments or scheduled principal amortization.

	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial	Consumer	Gross loans receivable
	(In thousands)
Amounts Due:
After one year:
One year to five years	$1,210	$-	$11,175	$14,642	$-	$-	$-	$27,027
After five years	47,006	272,387	12,688	116	-	9		332,206
Total due after one year	48,216	272,387	23,863	14,758	-	9	-	359,233
One year or less	1	-	426	1,900	429	48	7	2,811
Total	$48,217	$272,387	$24,289	$16,658	$429	$57	$7	$362,044

Loans in their initial fixed rate period totaled $293.3 million or 81% of our loan portfolio at December 31, 2020. The average remaining initial fixed rate period as of December 31, 2020 was 2.3 years.

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent, in the case of single family residential loans and consumer loans, primarily on employment and other sources of income, and in the case of multi‑family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

Delinquencies

We perform a weekly review of all delinquent loans and a monthly loan delinquency report is made to the Internal Asset Review Committee of the Board of Directors. When a borrower fails to make a required payment on a loan, we take several steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the type of loan, the type of property securing the loan, and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non‑payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent, and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings on all real property securing the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of intent to foreclose upon expiration of the applicable grace period. Decisions not to commence foreclosure upon expiration of the notice of intent to foreclose for commercial real estate loans are made on a case‑by‑case basis. We may consider loan workout arrangements with commercial real estate borrowers in certain circumstances.

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2020					December 31, 2019					December 31, 2018
	Loans delinquent					Loans delinquent					Loans delinquent
	60‑89 Days		90 days or more			60‑89 Days		90 days or more			60‑89 Days		90 days or more
	Number	Amount	Number	Amount		Number	Amount	Number	Amount		Number	Amount	Number	Amount
	(Dollars in thousands)
Single family	-	$-	‑	$	‑	1	$18	‑	$	‑	1	$35	‑		$-
Total		$-	‑	$	‑	1	$18	‑	$	‑	1	$35	‑	$	‑
% of Gross Loans (1)		0.00%			0.00%		0.00%		0.00%			0.01%			0.00%

(1)	Includes loans receivable held for sale at December 31, 2018.

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2020 increased to $787 thousand, or 0.16% of total assets, from $424 thousand, or 0.10% of total assets, at December 31, 2019.

Non-accrual loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings (“TDRs”) that do not qualify for accrual status. As of December 31, 2020, all our non‑accrual loans were current in their payments, but were treated as non‑accrual primarily because of deficiencies in non‑payment matters related to the borrowers, such as lack of current financial information. The $363 thousand increase in non‑accrual loans during the year ended December 31, 2020 was due to a downgrade of $554 thousand of a church loan to non‑accrual status offset by a sale of $130 thousand of a church loan and repayments of $61 thousand.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non‑accrual loans:
Single family	$1	$18	$ ‑	$ ‑	$ ‑
Multi‑family	‑	‑	‑	‑	‑
Commercial real estate	‑	‑	‑	‑	‑
Church	786	406	911	1,766	2,944
Commercial	‑	‑	‑	‑	‑
Total non‑accrual loans	787	424	911	1,766	2,944
Loans delinquent 90 days or more and still accruing	‑	‑	‑	‑	‑
Real estate owned acquired through foreclosure	-	-	833	878	‑
Total non‑performing assets	$787	$424	$1,744	$2,644	$2,944
Non‑accrual loans as a percentage of gross loans, including loans receivable held for sale	0.22%	0.11%	0.25%	0.49%	0.77%
Non‑performing assets as a percentage of total assets	0.16%	0.10%	0.43%	0.64%	0.69%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2020 or 2019. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2020.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (missed three payments). In addition, we reverse all previously accrued and uncollected interest for those loans through a charge to interest income. While loans are in non‑accrual status, interest received on such loans is credited to principal, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non‑accrual loans modified in a TDR remain on non‑accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non‑accrual loans totaled $232 thousand at December 31, 2020 and $406 thousand at December 31, 2019. Excluded from non‑accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $4.2 million at December 31, 2020 and $4.7 million at December 31, 2019.

During 2020, gross interest income that would have been recorded on non‑accrual loans had they performed in accordance with their original terms, totaled $39 thousand. Actual interest recognized on non‑accrual loans and included in net income for the year 2020 was $162 thousand, reflecting interest recoveries on non‑accrual loans that were paid off.

We update our estimates of collateral value on loans when they become 90 days past due and to the extent the loans remain delinquent, every nine months thereafter. We obtain updated estimates of collateral value earlier than at 90 days past due for loans to borrowers who have filed for bankruptcy or for certain other loans when our Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For single family loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi‑family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. Our policy is to make a charge against our allowance for loan losses, and correspondingly reduce the book value of a loan, to the extent that the collateral value of the property securing a loan is less than our recorded investment in the loan. See “Allowance for Loan Losses” for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non‑interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property’s estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. During 2020 and 2019, the Bank did not foreclose on any loans. At December 31, 2018, the Bank had one REO which was sold during 2019.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as “Watch” and “Special Mention,” and problem assets as “Substandard,” “Doubtful” or “Loss”. An asset is considered “Watch” if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered “Special Mention” if the loan is current but there are some potential weaknesses that deserve management’s close attention. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.” Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly.

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard and REO) at the dates indicated:

	December 31, 2020		December 31, 2019
	Number	Amount	Number	Amount
	(Dollars in thousands)
Watch loans	2	$2,145	2	$822
Special mention loans	-	-	-	-
Total criticized loans	2	2,145	2	822
Substandard loans	9	3,162	11	4,153
REO	-	-	-	-
Total classified assets	9	3,162	11	4,153
Total	11	$5,307	13	$4,975

Criticized assets increased to $2.1 million at December 31, 2020, from $822 thousand at December 31, 2019, primarily due to a downgrade of $1.5 million on a commercial real estate loan from the pass loan category to Watch status and an upgrade of $657 thousand on a church loan from substandard status, offset by $822 thousand payoffs of all criticized loans carried from December 31, 2019. Classified assets decreased to $3.1 million at December 31, 2020, from $4.2 million at December 31, 2019, primarily due to an upgrade of a church loan to Watch status and loan payoffs.

Allowance for Loan Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. We are required to maintain an adequate allowance for loan and lease losses (“ALLL”) in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The ALLL represents our management’s best estimate of probable incurred credit losses in our loan portfolio as of the date of the consolidated financial statements. Our ALLL is intended to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable, but not specifically identifiable. There can be no assurance, however, that actual losses incurred will not exceed the amount of management’s estimates.

Our Internal Asset Review Department issues reports to the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, and concentration of credit risk. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Board of Directors which ultimately reviews management’s recommendation and, if deemed appropriate, then approves such recommendation.

The ALLL is increased by provisions for loan losses which are charged to earnings and is decreased by recaptures of loan loss provision and charge‑offs, net of recoveries. Provisions are recorded to increase the ALLL to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non‑performing loans, our loan loss experience, conditions in the general real estate and housing markets, current economic conditions and trends, particularly levels of unemployment, and changes in the size of the loan portfolio.

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge‑off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2020, impaired loans totaled $4.7 million and had an aggregate specific allowance allocation of $141 thousand.

The general component of the ALLL covers non‑impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (single family, multi‑family, commercial real estate, construction, commercial and consumer) and loan classification (pass, watch, special mention, substandard and doubtful). With the use of a migration to loss analysis, we calculate our historical loss rate and assign estimated loss factors to the loan classification categories based on our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non‑performing loans (no forebearances and no modifictions formally requested by the borrowers), our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $3.2 million, or 0.88% of loans held for investment was appropriate at December 31, 2020, compared to $3.2 million, or 0.79% of loans held for investment at December 31, 2019. The increase in ALLL compared to the prior year was primarily due to uncertainty related to the COVID-19 Pandemic.

A federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2020. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single family	$296	0.08%	$312	0.08%	$368	0.10%	$594	0.17%	$367	0.10%
Multi‑family	2,433	0.67%	2,319	0.58%	1,880	0.52%	2,300	0.68%	2,659	0.69%
Commercial real estate	222	0.06%	133	0.03%	52	0.02%	71	0.02%	215	0.06%
Church	237	0.06%	362	0.09%	604	0.17%	1,081	0.32%	1,337	0.35%
Construction	22	0.01%	48	0.01%	19	0.01%	17	0.01%	8	0.00%
Commercial	4	0.00%	7	0.00%	6	0.00%	6	0.00%	17	0.00%
Consumer	1	0.00%	1	0.00%	‑	0.00%	‑	0.00%	‑	0.00%
Total allowance for loan losses	$3,215	0.88%	$3,182	0.79%	$2,929	0.82%	$4,069	1.20%	$4,603	1.20%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance balance at beginning of year	$3,182	$2,929	$4,069	$4,603	$4,828
Charge‑offs:
Single family	‑	‑	‑	‑	‑
Multi‑family	‑	‑	‑	‑	‑
Commercial real estate	‑	‑	‑	‑	‑
Church	‑	‑	‑	‑	‑
Commercial	‑	‑	‑	‑	‑
Total charge‑offs	‑	‑	‑	‑	‑

Recoveries:
Single family	4	‑	‑	30	47
Commercial real estate	‑	‑	‑	‑	248
Church	-	260	114	536	22
Commercial	‑	‑	‑	‑	8
Total recoveries	4	260	114	566	325
Loan loss provision (recapture)	29	(7)	(1,254)	(1,100)	(550)
Allowance balance at end of year	$3,215	$3,182	$2,929	$4,069	$4,603
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	(0.00%)	(0.07%)	(0.04%)	(0.16%)	(0.10%)
ALLL as a percentage of gross loans (1), excluding loans receivable held for sale	0.88%	0.79%	0.82%	1.20%	1.20%
ALLL as a percentage of total non‑accrual loans	408.51%	750.47%	321.51%	230.41%	156.35%
ALLL as a percentage of total non‑performing assets	408.51%	750.47%	167.94%	153.90%	156.35%

(1)	Including net deferred loan costs and premiums.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2020, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities and municipal bonds, totaled $10.7 million, or 2.2% of total assets.

We classify investments as held‑to‑maturity or available‑for‑sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities purchased to meet investment‑related objectives such as liquidity management or mitigating interest rate risk and which may be sold as necessary to implement management strategies, are designated as available‑for‑sale at the time of purchase. Securities in the held‑to‑maturity category consist of securities purchased for long‑term investment in order to enhance our ongoing stream of net interest income. Securities deemed held‑to‑maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Held‑to‑maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available‑for‑sale securities are reported at fair value. We currently have no securities classified as held‑to‑maturity securities.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2020. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2020
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$-	-%	$-	-%	$1,554	2.45%	$4,253	2.37%	$5,807	2.39%
Federal agency debt	-	-%	-	-%	-	-%	2,872	2.67%	2,872	2.67%
Municipal bonds	-	-%	-	-%	2,019	1.38%	-	-%	2,019	1.38%
Total	$-	-%	$-	-%	$3,573	1.85%	$7,125	2.49%	$10,698	2.28%

At December 31, 2020, the securities in our portfolio had an estimated remaining life of 4.1 years.  During 2020, the Bank purchased five municipal bonds totaling $2.0 million at 1.38% weighted average rate, and a weighted average remaining life of 6.4 years at December 31, 2020.  There were no sales of securities during the year ended December 31, 2020.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government Agencies	$2,683	$2,872	$3,014	$3,050	$5,317	$5,214
Mortgage-backed securities	5,550	5,807	7,793	7,957	9,575	9,508
Municipal securities	2,000	2,019	-	-	-	-
Total	$10,233	$10,698	$10,807	$11,007	$14,892	$14,722

Sources of Funds

General

Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we obtain funds from the amortization and prepayment of loans and investment securities, sales of loans and investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits

We offer a variety of deposit accounts featuring a range of interest rates and terms. Our deposits principally consist of savings accounts, checking accounts, NOW accounts, money market accounts, and fixed‑term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time we will negotiate the rate based on the amount of the deposit. We primarily rely on customer service and long‑standing customer relationships to attract and retain deposits. We seek to maintain and increase our retail “core” deposit relationships, consisting of savings accounts, checking accounts and money market accounts because we believe these deposit accounts tend to be a stable funding source and are available at a lower cost than term deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One‑Way Deposits”). We had approximately $35.8 million in CDARS Reciprocal and $9.6 million in CDARS One‑Way Deposits at December 31, 2020, compared to $39.3 million in CDARS Reciprocal and $40.7 million in CDARS One‑Way Deposits at December 31, 2019.  The decrease in CDARS One-Way Deposits during 2020 was impacted by an increase in the Bank’s overall liquidity and the intentional non-renewal of these deposits at maturity due to their high costs.

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2020.

	December 31, 2020
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$27,828	1.24%
Three to six months	33,857	1.09%
Six to twelve months	35,050	0.54%
Over twelve months	10,498	0.97%
Total	$107,233	0.93%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2020			2019			2018
	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate	Average balance	Percent of total	Weighted average rate
	(Dollars in thousands)
Money market deposits	$47,611	14.88%	0.56%	$25,297	8.86%	0.94%	$37,489	13.45%	1.07%
Passbook deposits	55,985	17.51%	0.44%	45,548	15.95%	0.60%	41,975	15.00%	0.38%
NOW and other demand deposits	55,003	17.17%	0.03%	34,091	11.94%	0.04%	34,779	12.51%	0.09%
Certificates of deposit	161,409	50.44%	1.97%	180,611	63.25%	1.99%	164,703	59.04%	1.49%
Total	$320,008	100.00%	1.01%	$285,547	100.00%	1.44%	$278,946	100.00%	1.10%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2020, we had $110.5 million in FHLB advances and had the ability to borrow up to an additional $40.3 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2020	2019	2018
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$114,020	$77,049	$77,729
Maximum amount outstanding at any month‑end during the year	$121,500	$84,000	$98,000
Balance outstanding at end of year	$110,500	$84,000	$70,000
Weighted average interest rate at end of year	1.94%	2.32%	2.51%
Average cost of advances during the year	1.94%	2.42%	2.13%
Weighted average maturity (in months)	27	18	24

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3‑Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.77% at December 31, 2020. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures required quarterly payments of interest only through March 2019 at the original rate of 3‑Month LIBOR plus 2.54%. Starting in June 2019, the Company is required to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. During 2020, the Company paid $1.8 million of scheduled principal.  The Debentures may be called for redemption at any time.

Market Area and Competition

Broadway Federal is a community‑oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.broadwayfederalbank.com. We have two banking offices in Los Angeles and one banking office located in the nearby City of Inglewood as of December 31, 2020.  As previously announced, the Bank plans to close one of the two banking offices in Los Angles in April 2021.

The Los Angeles metropolitan area is a highly competitive banking market for making loans and attracting deposits. Although our offices are primarily located in low‑to‑moderate income communities that have historically been under‑served by other financial institutions, we face significant competition for deposits and loans in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide or national presence.

Personnel

At December 31, 2020, we had 64 employees, which included 62 full‑time and 2 part‑time employees. We believe that we have good relations with our employees, and none are represented by a collective bargaining group.

Regulation

General

Broadway Federal Bank, f.s.b, is regulated by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank is also a member of the Federal Home Loan Bank System and is subject to the regulations of the FRB concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Broadway Financial Corporation is regulated, examined and supervised by the FRB and is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

The OCC regulates and examines most of our Bank’s business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and permitted subsidiary investments and activities. The OCC has primary enforcement responsibility over federal savings banks and has substantial discretion to impose enforcement actions on an institution that fails to comply with applicable regulatory requirements, including with respect to capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement actions be taken with respect to a particular federal savings bank and, if recommended action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. In certain cases, the OCC has the authority to refer matters relating to federal fair lending laws to the U.S. Department of Justice (“DOJ”) or the U.S. Department of Housing and Urban Development (“HUD”) if the OCC determines violations of the fair lending laws may have occurred.

Changes in applicable laws or the regulations of the OCC, the FDIC, the FRB or other regulatory authorities, or changes in interpretations of such regulations or in agency policies or priorities, could have a material adverse impact on the Bank and the Company, their operations, and the value of the Company’s debt and equity securities. The Company and its stock are also subject to rules issued by The Nasdaq Stock Market LLC (“Nasdaq”), the stock exchange on which the Company’s common stock is traded. Failure of the Company to conform to Nasdaq’s rules could have an adverse impact on the Company and the value of the Company’s equity securities.

The following paragraphs summarize certain laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that applies to us.

Dodd‑Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) was signed into law. The Dodd‑Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

The Dodd‑Frank Act established increased compliance obligations across a number of areas in the banking business and, among other changes, required the federal banking agencies to establish consolidated risk‑based and leverage capital requirements for insured depository institutions, depository institution holding companies and certain non‑bank financial companies. Under an existing FRB policy statement, bank holding companies with less than $500 million in total consolidated assets were not subject to consolidated capital requirements. In guidance effective as of May 15, 2015, the FRB formally applied the policy statement to savings and loan holding companies, such as the Company, and raised the applicable asset threshold to $1 billion. The Dodd‑Frank Act requires savings and loan holding companies to serve as a source of financial strength for any subsidiary of the holding company that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

The Dodd‑Frank Act also included provisions changing the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, and making permanent the $250,000 limit for federal deposit insurance that had initially been established on a temporary basis in reaction to the economic downturn in 2008.

The Dodd‑Frank Act also established the Consumer Financial Protection Bureau (“CFPB”). The CFPB has authority to supervise compliance with and enforce consumer protection laws. The CFPB has broad rule‑making authority for a wide range of consumer protection laws that apply to banks and savings institutions of all sizes, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws and has developed a number of new enforcement theories and applications of these laws. The CFPB’s supervisory authority does not generally extend to insured depository institutions having less than $10 billion in assets. The other federal financial regulatory agencies, however, as well as state attorneys general and state banking agencies and other state financial regulators, have been active in this area with respect to institutions over which they have jurisdiction.

Capital Requirements

In July 2013, the federal banking regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd‑Frank Act. The Basel III Capital Rules substantially revised the risk‑based capital requirements applicable to depository institutions including Broadway Federal. As stated above, the Company is a small savings and loan holding company that will be exempt from consolidated capital requirements until its assets exceed $1.0 billion.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions and adjustments to capital as compared to previously existing regulations.

Under the Basel III Capital Rules, the current minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk‑weighted assets;

•	6.0% Tier 1 capital (calculated as CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

•	8.0% Total capital (calculated as Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a new “capital conservation buffer”, composed entirely of CET1, in addition to the minimum risk‑weighted capital to assets ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on January 1 of each subsequent year, until it reached 2.5% on January 1, 2019. As fully phased in, the Basel III Capital Rules now require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk‑weighted assets of at least 10.5%, and (iv) a minimum leverage ratio of 4.0%. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of CET1 to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III Capital Rules also provide for several deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded automatically; however, Broadway Federal qualified to make a one‑time permanent election to continue to exclude these items. It made this election to avoid significant variations in the level of its capital that might otherwise occur as a result of the impact of interest rate fluctuations on the fair value of its available‑for‑sale securities portfolio.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded both the number of risk‑weighting categories and the risk sensitivity of many categories. The risk weights assigned to a particular category of assets depend on the nature of the assets and range from 0% for U.S. government and agency securities to 600% for certain equity exposures. On balance, the new standards result in higher risk weights for a number of asset categories.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires the federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The OCC performs this function with respect to the Bank. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

Generally, a capital restoration plan must be filed with the OCC within 45 days after the date a depository institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.

The Basel III Capital Rules included revisions to the prompt corrective action framework. Under the prompt corrective action requirements, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new CET1 capital to risk weighted assets of 6.5%; (ii) a Tier 1 capital to risk weighted assets of 8% (increased from 6%); (iii) a total capital to risk weighted assets of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

At December 31, 2020, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios at December 31, 2020 and 2019 are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%	$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%	$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%	$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%	$19,661	8.00%	$24,577	10.00%
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$12,743	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$16,990	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$22,654	8.00%	$28,318	10.00%

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks, including federal savings banks, up to prescribed statutory limits for each depositor. Pursuant to the Dodd‑Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor, per ownership category.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund (“DIF”). The Bank’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is based on an institution’s capital level, and capital adequacy, asset quality, management, earnings, liquidity and sensitivity (“CAMELS”) ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

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

As required by the Dodd‑Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan increased the minimum designated DIF reserve ratio from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. With the increase of the DIF reserve ratio to 1.17% on June 30, 2016, the range of initial assessment rates has declined for all banks from five to 35 basis points on an annualized basis to three to 30 basis points on an annualized basis. In order to reach a DIF reserve ratio of 1.35%, insured depository institutions with $10 billion or more in total assets are required to pay a quarterly surcharge equal to an annual rate of 4.5 basis points, in addition to regular assessments. The FDIC will impose a shortfall in the first quarter of 2020 on large banks that did not have a reserve of at least 1.35% by December 31, 2019. The FDIC will provide assessment credits to insured depository institutions, like Broadway Federal, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.  During 2020, the Bank received two assessment credits totaling $49 thousand compared to two assessment credits totaling $56 thousand during 2019.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.

Guidance on Commercial Real Estate Lending

In December 2015, the federal banking agencies released a statement titled “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). The CRE Statement expresses the banking agencies’ concerns with banking institutions that ease their commercial real estate underwriting standards, directs financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicates that the agencies will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The banking agencies previously issued guidance titled “Prudent Commercial Real Estate Loan Workouts” which provides guidance for financial institutions that are working with commercial real estate (“CRE”) borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties and details risk‑management practices for loan workouts that support prudent and pragmatic credit and business decision‑making within the framework of financial accuracy, transparency, and timely loss recognition. The banking agencies had also issued previous guidance titled “Interagency Guidance on Concentrations in Commercial Real Estate” stating that a banking institution will be considered to be potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices, if total CRE loans represent 300% or more of its total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the preceding 36 months.

In October 2009, the federal banking agencies adopted a policy statement supporting workouts of CRE loans, which is referred to as the “CRE Policy Statement”. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk‑management practices for loan workouts that support prudent and pragmatic credit and business decision‑making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of the financial condition of borrowers will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution’s risk‑management practices for loan workout activities.

In October 2018, the OCC provided the Bank with a letter of “no supervisory objection” permitting the Bank to increase the non‑multifamily commercial real estate loan concentration limit to 100% of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Loans to One Borrower

Federal savings banks generally are subject to the lending limits that are applicable to national banks. With certain limited exceptions, the maximum amount that a federal savings banks may lend to any borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution’s unimpaired capital and unimpaired surplus, or $7.4 million for Broadway Federal at December 31, 2020, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of “readily marketable collateral” for this purpose. We are in compliance with the limits applicable to loans to any one borrower. At December 31, 2020, our largest amount of loan to one borrower was $6.9 million, and the loan was performing in accordance with their terms and the borrower had no affiliation with Broadway Federal.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations (“CRA”), requires each federal savings bank, as well as other lenders, to make efforts to meet the credit needs of the communities they serve, including low‑ and moderate‑income neighborhoods. The CRA requires the OCC to assess an institution’s performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OCC assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s CRA performance has been rated by OCC as “outstanding” since 1995, and the Bank’s “outstanding” rating was recently reaffirmed by OCC in its most recent CRA examination completed in April 2019.

The Bank is also subject to federal fair lending laws, including the Equal Credit Opportunity Act (“ECOA”) and the Federal Housing Act (“FHA”), which prohibit discrimination in credit and residential real estate transactions on prohibited bases, including race, color, national origin, gender, and religion, among others. A lender may be liable under one or both acts in the event of overt discrimination, disparate treatment, or a disparate impact on a prohibited basis. The compliance of federal savings banks of the Bank’s size with these acts is primarily supervised and enforced by the OCC. If the OCC determines that a lender has engaged in a pattern or practice of discrimination in violation of ECOA, the OCC refers the matter to the DOJ. Similarly, HUD is notified of violations of the FHA.

Qualified Thrift Lender Test

The Home Owners Loan Act (“HOLA”) requires all federal savings banks to meet a Qualified Thrift Lender (“QTL”) test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its portfolio assets (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” on a monthly basis during at least 9 out of every 12 months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. The failure of a federal savings bank to remain a QTL may result in required conversion of the institution to a bank charter, which would change the federal savings bank’s permitted business activities in various respects, including operation under certain restrictions, such as limitations on new investments and activities, the imposition of restrictions on branching and the payment of dividends that apply to national banks. At December 31, 2020, the Bank was in compliance with the QTL test requirements.

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti‑Money Laundering (“AML”) Requirements

The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in the promulgation of several regulations that have a direct impact on savings associations. Financial institutions must have a number of programs in place to comply with this law, including: (i) a program to manage BSA/AML risk; (ii) a customer identification program designed to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) a program for monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Failure to comply with these requirements may result in regulatory action, including the issuance of cease and desist orders, impositions of civil money penalties and adverse changes in an institution’s regulatory ratings, which could adversely affect its ability to obtain regulatory approvals for business combinations or other desired business objectives.

Privacy Protection

Broadway Federal is subject to OCC regulations implementing the privacy protection provisions of federal law. These regulations require Broadway Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Broadway Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Broadway Federal is required to provide its customers with the ability to “opt‑out” of having Broadway Federal share their nonpublic personal information with unaffiliated third parties.

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

Cybersecurity

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in‑depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected persistent threats. Notwithstanding the strength of our defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third‑party service providers are under constant threat and it is possible that we could experience a significant event in the future.

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services.

Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology‑based products and services by us and our customers.

Savings and Loan Holding Company Regulation

As a savings and loan holding company, we are subject to the supervision, regulation, and examination of the FRB. In addition, the FRB has enforcement authority over the Company and our subsidiary Broadway Federal. Applicable statutes and regulations administered by FRB place certain restrictions on our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company that is not a subsidiary of the Company.

The Change in Bank Control Act prohibits a person, acting directly or indirectly or in concert with one or more persons, from acquiring control of a savings and loan holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which a disapproval may be issued. The term “control” is defined for this purpose to include ownership or control of, or holding with power to vote, 25% or more of any class of a savings and loan holding company’s voting securities. Under a rebuttable presumption contained in the regulations of the FRB, ownership or control of, or holding with power to vote, 10% or more of any class of voting securities of a savings and loan holding company will be deemed control for purposes of the Change in Bank Control Act if the institution (i) has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. In addition, any company acting directly or indirectly or in concert with one or more persons or through one or more subsidiaries would be required to obtain the approval of the FRB under the Home Owners’ Loan Act before acquiring control of a savings and loan holding company. For this purpose, a company is deemed to have control of a savings and loan holding company if the company (i) owns, controls, holds with power to vote, or holds proxies representing, 25% or more of any class of voting shares of the holding company, (ii) contributes more than 25% of the holding company’s capital, (iii) controls in any manner the election of a majority of the holding company’s directors, or (iv) directly or indirectly exercises a controlling influence over the management or policies of the savings bank or other company. The FRB may also determine, based on the relevant facts and circumstances, that a company has otherwise acquired control of a savings and loan holding company.

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

Under the OCC capital distribution regulations, a federal savings bank that is a subsidiary of a savings and loan holding company must notify the OCC at least 30 days prior to the declaration of any capital distribution by its federal savings bank subsidiary. The 30‑day period provides the OCC an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

An application to the OCC for approval to pay a dividend is required if: (i) the total of all capital distributions made during that calendar year (including the proposed distribution) exceeds the sum of the institution’s year‑to‑date net income and its retained income for the preceding two years; (ii) the institution is not entitled under OCC regulations to “expedited treatment” (which is generally available to institutions the OCC regards as well run and adequately capitalized); (iii) the institution would not be at least “adequately capitalized” following the proposed capital distribution; or (iv) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OCC.

The Bank’s ability to pay dividends to the Company is also subject to a restriction on the payment of dividends by the Bank to the Company if the Bank’s regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 14 of the Notes to Consolidated Financial Statements for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. See Note 13 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

California Taxes

As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to “financial corporations.” The applicable statutory tax rate is 10.84%.

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

As of December 31, 2020, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.5 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2020 was $1.3 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $598 thousand during 2020.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
Administrative/Loan Origination Center: 5055 Wilshire Blvd, Suite 500 Los Angeles, CA	Leased	2013	Sep. 2021
Branch Offices: 5055 Wilshire Blvd, Suite 100 Los Angeles, CA	Leased	2013	May 2021
170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	‑
4001 South Figueroa Street Los Angeles, CA	Owned	1996	‑

ITEM 3.	LEGAL PROCEEDINGS

Between February 3, 2021 and March 1, 2021, eight purported holders of the Company’s common stock filed the following complaints against the Company and the members of its board of directors (collectively, the “Stockholder Complaints”): (i) Chris Pinkney v. Broadway Financial Corporation, et al., filed on February 3, 2021 in the in the United States District Court for the Southern District of New York, No. 1:21-cv-00945; (ii) Jose Lopez v. Broadway Financial Corporation, et al., filed on February 5, 2021 in the United States District Court for the District of Delaware, No. 1:21-cv-00157; (iii) Jamal Howard v. Broadway Financial Corporation, et al., filed on February 10, 2021 in the United States District Court for the Eastern District of New York, No. 1:21-cv-00706; (iv) Rose Stovall v. Broadway Financial Corporation, et al., filed on February 11, 2021 in the United States District Court for the Southern District of New York, No. 1:21-cv-01238; (v) Sally Nahra v. Broadway Financial Corporation, et al., filed on February 18, 2021 in the United States District Court for the Southern District of New York, No. 1:21-cv-01459; (vi) Jordan Rosenblatt v. Broadway Financial Corporation, et al., filed on February 25, 2021 in the United States District Court for the Central District of California, No. 2:21-cv-079001790; (vii) Patrick Plumley v. Broadway Financial Corporation, et al., filed on February 25, 2021 in the United States District Court for the District of Delaware, No. 1:21-cv-00290; and (viii) Derek Mueller v. Broadway Financial Corporation, et al., filed on March 1, 2021 in the United States District Court for the Eastern District of Pennsylvania, No. 1:21-cv-00975.

The Stockholder Complaints assert, among others, claims under Section 14(a) of the Exchange Act against the Company and the members of its board of directors and claims under Section 20(a) of the Exchange Act against the members of the board of directors for allegedly causing a materially incomplete and misleading registration statement on Form S-4 or prospectus on Form 424B3 (collectively, the “Offering Materials”) to be filed with the SEC and challenging the adequacy of certain disclosures made therein. The Lopez and Mueller complaints also include CFBanc in their allegations under Section 20(a) of the Exchange Act, and the Nahra complaint also includes a count against the members of the Company’s board of directors for breach of fiduciary duty. Additionally, the Pinkney complaint asserts that the merger consideration is unfair and that the termination fee agreed by the Company and CFBanc to be payable in the event of termination of the merger agreement in certain circumstances is excessive. Among other remedies, the Stockholder Complaints sought primarily to enjoin the merger and require dissemination of revised Offering Materials. Since none of the plaintiffs moved for preliminary injunction and the merger has received stockholder approval, these requests are now moot. The Stockholder Complaints also state that the plaintiffs seek, in the event the merger is consummated, a rescission of the merger or an award of rescissory or other damages in an unspecified amount, and attorneys’ fees and costs.

The Company believes that the claims in the Stockholder Complaints are without merit and intends to defend against them vigorously.

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

2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.59	$3.31	$3.32	$1.94
Low	$1.14	$1.14	$1.44	$1.61

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.50	$1.47	$2.00	$1.76
Low	$1.13	$1.21	$1.42	$1.42

The closing sale price for our common stock on the Nasdaq Capital Market on March 17, 2021 was $3.30 per share. As of March 17, 2021, we had 284 stockholders of record and 19,142,498 shares of voting common stock outstanding. At that date, we also had 8,756,396 shares of non‑voting common stock outstanding. Our non‑voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Our financial ability to pay permitted dividends is primarily dependent upon receipt of dividends from Broadway Federal. Broadway Federal is subject to certain requirements which may limit its ability to pay dividends or make other capital distributions. See Item 1 “Business – Regulation” and Note 15 of the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Broadway Federal’s ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	450,000	$1.62	‑
2018 Long Term Incentive Plan	‑	‑	663,842
Equity compensation plans not approved by security holders:
None	‑	‑	‑
Total	450,000	$1.62	663,842

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

In February 2020 and 2019, the Company awarded 140,218 shares and 428,797 shares, of which 12,033 shares were forfeited as of December 31, 2020, respectively, of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period.  During the years ended December 31, 2020 and 2019, the Company recorded $340 thousand and $216 thousand of stock based compensation expense related to these awards, respectively.  As of December 31, 2020, the unrecognized compensation cost related to non-vested restricted stock awards was $154 thousand which is expected to be recognized over a period of 14 months.  However, 140,218 shares scheduled to vest in February 2022 will become fully vested upon the closing of the City First Merger, which is expected to occur on April 1, 2021.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10 K.

Overview

Total assets increased by $43.0 million to $483.4 million at December 31, 2020 from $440.4 million at December 31, 2019.  The growth in total assets was primarily comprised of an increase of $80.5 million in interest-bearing cash in other banks offset by a decrease of $37.7 million in net loans receivable held for investment.  The Bank had no REO as of December 31, 2019.

Total liabilities increased by $43.0 million to $434.5 million at December 31, 2020 from $391.5 million at December 31, 2019. The increase in total liabilities during 2020 resulted primarily from increases of $26.5 million in FHLB advances and $17.9 million in total deposits, offset by a decrease of $1.0 million in junior subordinated debentures.

We recorded a net loss of $642 thousand for the year ended December 31, 2020 compared to a net loss of $206 thousand for the year ended December 31, 2019. The loss during the year ended December 31, 2020 was primarily due to an increase in professional service fees of $1.2 million, of which $960 thousand pertained to expenses related to the City First Merger and $243 thousand related to costs incurred to respond to actions by a former stockholder. In addition, compensation expense increased by $1.0 million compared to the same period of 2019 primarily due to $580 thousand accrued for bonuses to key employees .  These items were partially offset by higher net interest income before loan loss provision of $1.7 million compared to the same period of 2019 due to growth in the average loan portfolio, and decreases in the cost of funds.  In addition, an income tax credit adjustment of $273 thousand was received during 2020 due to a tax settlement with the California Franchise Tax Board, which offset the additional tax expense associated with non-deductible merger costs.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Year Ended
	2020	2019	2018

Return on average assets	(0.13%)	(0.05%)	0.20%
Return on average equity	(1.30%)	(0.42%)	1.71%
Average equity to average assets	10.00%	11.58%	11.58%

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

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

Net Interest Income

For the year ended December 31, 2020, net interest income increased by $1.7 million to $12.2 million, from $10.5 million for the same period in 2019.

Interest and fees on loans receivable increased by $1.2 million for the year ended December 31, 2020 compared to the same period a year ago. The increase was primarily due to an increase of $43.7 million in the average balance of loans receivable, including loans held for sale, which increased interest income by $1.8 million, partially offset by a decrease of 16 basis points in loan yield, which decreased interest income by $623 thousand.  The decrease in loan yield included the impact of a decrease in interest recoveries in 2020 compared to 2019 because $209 thousand of payoffs were received in 2020 on non-accrual loans.  Those payoffs decreased the loan yield in 2020 by 6 basis points.  Interest income on loans receivable was also negatively impacted by loan sales during the year, which totaled $104.3 million.

Interest income on securities decreased by $106 thousand for the year ended December 31, 2020 compared to the prior year due to a decrease of $2.9 million in the average balance of securities, which decreased interest income by $72 thousand and a decrease of 26 basis points in the average yield on securities, which decreased interest income by $34 thousand.

Other interest income decreased by $268 thousand for the year ended December 31, 2020 compared to the prior year.  The decrease in other interest income primarily resulted from a decrease of 185 basis points in the average rate earned on interest-earnings deposits and other short-term investments, which decreased interest income by $551 thousand, offset by a net increase in the average balance of interest earning cash deposits in other banks of $29.9 million, which increased interest income by $315 thousand.  In addition, interest income earned on FHLB stock decreased by $32 thousand, primarily due to a decrease of 200 basis points in the average rate earned during the year ended December 31, 2020.

Interest expense on deposits decreased by $1.1 million for the year ended December 31, 2020 compared to the prior year, primarily due to a decrease of 51 basis points in the average cost of deposits, offset by an increase of $34.5 million in the average balance of total deposits.  The increase in deposits was primarily due to growth in NOW accounts, savings accounts and money market accounts due to large deposits from corporations and organizations that were seeking to support Broadway’s mission and position as a Minority Depository Institution.

Interest expense on borrowings increased by $202 thousand for the year ended December 31, 2020 compared to the prior year, primarily due to a net increase of $317 thousand in interest expense on FHLB advances.  The interest expense on FHLB advances increased due to an increase of $37.0 million in the average balance of FHLB advances, which increased interest expense by $740 thousand, partially offset by a decrease of 51 basis points in the average cost of FHLB advances, which decreased interest expense by $423 thousand.  The increase in interest expense on FHLB advances was offset by a decrease of $115 thousand in interest expense on the Company’s junior subordinated debentures.  The interest expense on the junior subordinated debentures decreased because the average balance of such junior subordinated debentures decreased by $983 thousand, which decreased interest expense by $44 thousand, and the average interest rate paid on the junior subordinated debentures decreased by 167 basis points, which decreased interest expense by $71 thousand.

Net interest rate margin decreased by 2 basis points to 2.52% for the year ended December 31, 2020 from 2.54% for the same period in 2019, primarily due to the lower average rates earned on interest earning cash deposits in other banks.

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

	For the year ended December 31,
	2020			2019			2018
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$49,377	$203	0.41%	$19,447	$439	2.26%	$15,470	$294	1.90%
Securities	10,605	253	2.39%	13,531	359	2.65%	16,019	413	2.58%
Loans receivable (1)	418,952	17,016	(2)4.06%	375,206	15,845	(3) 4.22%	366,453	14,279	(4)3.90%
FHLB stock	3,438	172	5.00%	2,916	204	7.00%	2,916	251	8.61%
Total interest‑earning assets	482,372	$17,644	3.66%	411,100	$16,847	4.10%	400,858	$15,237	3.80%
Non‑interest‑earning assets	10,530			10,809			10,225
Total assets	$492,902			$421,909			$411,083
Liabilities and Stockholders’ Equity
Interest‑bearing liabilities:
Money market deposits	$47,611	$340	0.71%	$25,297	$222	0.88%	$37,489	$320	0.85%
Passbook deposits	55,985	281	0.50%	45,548	285	0.63%	41,975	175	0.42%
NOW and other demand deposits	55,003	19	0.03%	34,091	11	0.03%	34,779	31	0.09%
Certificate accounts	161,409	2,523	1.56%	180,611	3,758	2.08%	164,703	2,563	1.56%
Total deposits	320,008	3,163	0.99%	285,547	4,276	1.50%	278,946	3,089	1.11%
FHLB advances	114,020	2,179	1.91%	77,049	1,862	2.42%	74,729	1,590	2.13%
Junior subordinated debentures	3,908	133	3.40%	4,891	248	5.07%	5,100	250	4.90%
Total interest‑bearing liabilities	437,936	$5,475	1.25%	367,487	$6,386	1.74%	358,775	$4,929	1.37%
Non‑interest‑bearing liabilities	5,655			5,566			4,699
Stockholders’ Equity	49,311			48,856			47,609
Total liabilities and stockholders’ equity	$492,902			$421,909			$411,083

Net interest rate spread (5)		$12,169	2.41%		$10,461	2.36%		$10,308	2.43%
Net interest rate margin (6)			2.52%			2.54%			2.57%
Ratio of interest‑earning assets to interest‑bearing liabilities			110.15%			111.87%			111.73%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $162 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2020.
(3)
Includes non-accrual interest of $567 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $254 thousand for the year ended December 31, 2019.

(4)
Includes non-accrual interest of $40 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $503 thousand for the year ended December 31, 2018.

(5)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(6)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.

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

	Year ended December 31, 2020 Compared to Year ended December 31, 2019			Year ended December 31, 2019 Compared to Year ended December 31, 2018
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$315	$(551)	$(236)	$84	$61	$145
Securities	(72)	(34)	(106)	(66)	12	(54)
Loans receivable, net	1,794	(623)	1,171	347	1,219	1,566
FHLB stock	33	(65)	(32)	-	(47)	(47)
Total interest‑earning assets	2,070	(1,273)	797	365	1,245	1,610
Interest‑bearing liabilities:
Money market deposits	166	(48)	118	(107)	9	(98)
Passbook deposits	58	(62)	(4)	16	94	110
NOW and other demand deposits	7	1	8	(1)	(19)	(20)
Certificate accounts	(370)	(865)	(1,235)	266	929	1,195
Total deposits	(139)	(974)	(1,113)	174	1,013	1,187
FHLB advances	740	(423)	317	51	221	272
Junior subordinated debentures	(44)	(71)	(115)	(10)	8	(2)
Total interest‑bearing liabilities	557	(1,468)	(911)	215	1,242	1,457
Change in net interest income	$1,513	$195	$1,708	$150	$3	$153

Loan Loss Provision/Recapture

During the year ended December 31, 2020, we recorded a loan loss provision of $29 thousand due to economic uncertainties related to the COVID-19 Pandemic.  In addition, we recorded loan loss recoveries of $4 thousand during the year ended December 31, 2020.  For the year ended December 31, 2019, we recorded a net loan loss provision recapture of $7 thousand, which was comprised of a loan loss provision recapture of $348 thousand in the first quarter due to payoffs of non-accrual loans, offset by loan loss provisions of $47 thousand in the third quarter and $294 thousand in the fourth quarter due to growth in the loan portfolio.  Loan loss recoveries of $260 thousand were recorded during 2019.  See “Allowance for Loan Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2020, non-interest income totaled $1.0 million compared to $1.1 million for the prior year.  The decrease of $27 thousand in non-interest income was primarily due to a decrease of $71 thousand in service charges on deposits and a decrease of $30 thousand in grant income from the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund, offset by an increase of $72 thousand in gains generated from sales of loans during 2020 compared to 2019.

Non‑Interest Expense

For the year ended December 31, 2020, non-interest expense totaled $14.2 million, compared to $12.1 million for the same period a year ago.  The increase of $2.1 million in non-interest expense was primarily due to increases of $1.2 million in professional services expense and $1.0 million in compensation and benefits expense.

The increase of $1.2 million in professional services expense was primarily due to an increase of $863 thousand in legal fees and $317 thousand in financial advisory and consulting fees.  The increase in legal fees was comprised of $704 thousand related to the City First Merger and $243 thousand related to legal expenses incurred to respond to activities conducted by a former stockholder against the Company, offset by a decrease of $84 thousand in miscellaneous legal fees related to other matters.  Financial advisory and consulting services fees increased primarily due to $255 thousand of expenses related to the City First Merger.

The increase of $1.0 million in compensation and benefits expense was primarily due to increased bonus accruals of $580 thousand related to the City First Merger and planning for post-merger integration and the related private placements (See ITEM 1. “BUSINESS--General” for more detail), higher salary costs of $222 thousand, and increased vacation accruals of $53 thousand.  In addition, the Bank recorded lower deferred loan origination costs of $244 thousand during 2020 compared to the prior year because there were fewer loans originated for the loans receivable held for investment portfolio during 2020 compared to the prior year.

Income Taxes.

We recorded income tax benefits of $407 thousand and $345 thousand for the year ended December 31, 2020 and 2019, respectively. The increase of $62 thousand in income tax benefit was primarily due to a tax credit of $273 thousand related to the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013 and a tax benefit from the increase in pretax loss during the year, partially offset by additional tax expense associated with non-deductible merger related expenses.

The deferred tax asset totaled $5.6 million at December 31, 2020 and $5.2 million at December 31, 2019. See Note 1 “Summary of Significant Accounting Policies” and Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to actual tax expense (benefit).

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss carryforwards, tax credit carryovers and other income tax attributes when there is an ownership change. Generally, the rules provide that an ownership change is deemed to have occurred when the cumulative increase of each 5% or more stockholder and certain groups of stockholders treated as 5% or more stockholders, as determined under Section 382, exceeds 50% over a specified “testing” period, generally equal to three years. Section 382 applies rules regarding the treatment of new groups of stockholders treated as 5% stockholders due to issuances of stock and other equity transactions, which may cause a change of control to occur. The Company has performed an analysis of the potential impact of Section 382 and has determined that the Company did not undergo an ownership change during 2020 or 2019 and any potential limitations imposed under Section 382 do not currently apply as of December 31, 2020.  However, upon the completion of the private placements, there could be a triggering event which may result in a change of control. Based on management’s preliminary estimates, there could be limitations on our deferred tax assets that may require an impairment allowance of approximately $2.4 million.

Comparison of Financial Condition at December 31, 2020 and 2019

Total Assets

Total assets increased by $43.0 million to $483.4 million at December 31, 2020 from $440.4 million at December 31, 2019.  The growth in total assets was primarily comprised of increases of $80.5 million in cash  and cash equivalents, offset by decreases of $37.7 million in net loans receivable held for investment.

Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2020 and 2019.  During 2020, the Bank originated $118.6 million in loans held for sale, sold $104.3 million in loans held for sale, transferred $13.7 million from loans held for sale to loans held for investment, and received $637 thousand in loan repayments.  During 2019, the Bank originated $15.1 million in loans held for sale, sold $22.7 million in loans held for sale, transferred $1.5 million to loans held for sale from loans held for investment, and received $115 thousand in loan repayments.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $360.1 million at December 31, 2020, compared to $397.8 million at December 31, 2019.  During 2020, the Bank originated $134.3 million in new loans, $120.8 million of which were multi-family loans, $11.9 million of which were commercial real estate loans, $1.5 million of which construction loans, and $66 thousand of which were commercial loans. Of the multi-family loans originated in 2020, we allocated $118.6 million, or 98%, to loans held for sale and $2.2 million, or 2%, to loans held for investment.  In addition, we transferred $13.7 million to loans held for investment from loans held for sale.

During 2019, the Bank originated $114.4 million in new loans, $103.1 million of which were multi-family loans, $9.5 million of which were commercial real estate loans, $1.7 million of which were construction loans, and $49 thousand of which were commercial loans.  Of the multi-family loans originated in 2019, we allocated $87.9 million, or 85%, to loans held for investment and $15.2 million, or 15%, to loans held for sale. In addition, we transferred net loans of $1.5 million to loans held for sale from loans held for investment.

Broadway did not participate in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) because the Bank has not historically offered SBA loans.

Allowance for Loan Losses

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly we assess the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non‑performing loans and net loan charge‑offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.  As of December 31, 2020, the Bank had no delinquencies, deferrals or modifications.

Our ALLL was $3.2 million or 0.88% of our gross loans receivable held for investment at December 31, 2020 compared to $3.2 million, or 0.79% of our gross loans receivable held for investment at December 31, 2019.  During the year ended December 31, 2020, we recorded a loan loss provision of $29 thousand and recorded loan loss recoveries of $4 thousand. For the year ended December 31, 2019, we recorded a net loan loss provision recapture of $7 thousand, which was comprised of a loan loss provision recapture of $348 thousand in the first quarter due to payoffs of non-accrual loans, offset by loan loss provisions of $47 thousand in the third quarter and $294 thousand in the fourth quarter due to growth in the loan portfolio.  In addition, we recorded loan loss recoveries of $260 thousand during 2019.

As of December 31, 2020, we had no loan delinquencies compared to total loan delinquencies of $18 thousand at December 31, 2019.  Our non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2020, NPLs totaled $787 thousand compared to $424 thousand at December 31, 2019. The increase of $363 thousand in NPLs was primarily due to an addition of a church loan of $554 thousand to non-accrual status during the second quarter of 2020, offset by a sale of $123 thousand and repayments of $68 thousand.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2020, all $787 thousand of NPLs were current in their payments.

When reviewing the adequacy of the ALLL, we also consider the impact of charge‑offs, including the changes and trends in loan charge‑offs. There were no loan charge‑offs during 2020 and 2019. In determining charge‑offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge‑off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, any losses inherent in our total NPLs are recognized periodically through charge‑offs. The impact of updating these estimates of collateral value and recognizing any required charge‑offs is to increase charge‑offs and reduce the ALLL required on these loans. Due to prior charge‑offs and increases in collateral values, the average recorded investment in NPLs was only 35% of estimated fair value less estimated selling costs as of December 31, 2020.

Loan loss recoveries totaled $4 thousand during 2020 and $260 thousand during 2019. Recoveries during 2020 and 2019 primarily resulted from the payoffs of non‑accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2020 were $4.7 million, compared to $5.3 million at December 31, 2019. The decrease of $611 thousand in impaired loans was primarily due to payoffs and repayments. Specific reserves for impaired loans were $141 thousand or 2.98% of the aggregate impaired loan amount at December 31, 2020 compared to $147 thousand, or 2.74% of the aggregate impaired loan amount at December 31, 2019. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non‑impaired loans) was 0.85% at December 31, 2020 compared to 0.76% at December 31, 2019. The increase in the coverage ratio during 2020 was primarily due to an increase in unallocated reserves due to the COVID-19 Pandemic and a decrease in the loan portfolio balance.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2020, but there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Total Liabilities

Total liabilities increased by $43.0 million to $434.5 million at December 31, 2020 from $391.5 million at December 31, 2019.  The increase in total liabilities was primarily comprised of increases of $26.5 million in FHLB advances and $17.9 million in deposits, offset by a decrease of $1.0 million in junior subordinated debentures.

Deposits

Deposits increased by $17.9 million to $315.6 million at December 31, 2020 from $297.7 million at December 31, 2019, which consisted of an increase of $79.4 million in liquid deposits and a decrease of $61.5 million in CDs.

Two customer relationships accounted for approximately 13% of our deposits at December 31, 2020. We expect to maintain this relationship with the customer for the foreseeable future.

Borrowings

Total borrowings at December 31, 2020 consisted of advances to the Bank from the FHLB of $110.5 million, and junior subordinated debentures issued by the Company of $3.3 million, compared to advances from the FHLB of $84.0 million and junior subordinated debentures of $4.3 million at December 31, 2019. During 2020, the Bank paid off $33.5 million in maturing FHLB advances, borrowed $60.0 million in new advances from the FHLB and repaid $1.0 million of its junior subordinated debentures.

The weighted average cost of FHLB advances decreased by 48 basis points to 1.94% at December 31, 2020 from 2.42% at December 31, 2019 primarily due to lower interest rates.

Stockholders’ Equity

Stockholders’ equity was $48.9 million, or 10.11% of the Company’s total assets at December 31, 2020, compared to $48.8 million, or 11.09% of the Company’s total assets at December 31, 2019. The Company’s book value was $1.74 per share as of December 31, 2020, compared to $1.75 per share as of December 31, 2019.

Capital Resources

Our principal subsidiary, Broadway Federal, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company”, we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 15 of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost‑effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans, REO, and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. The approved limit and collateral requirement would have permitted the Bank to borrow an additional $40.3 million at December 31, 2020.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2020 consisted of $96.1 million in cash and cash equivalents and $10.7 million in securities available‑for‑sale that were not pledged, compared to $15.6 million in cash and cash equivalents and $11.0 million in securities available‑for‑sale that were not pledged at December 31, 2019. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on proceeds from financing transactions, including the private placements completed in August 2013, October 2014, December 2016 and the private placements expected to be completed shortly after the closing of the City First Merger, as well as dividends received from the Bank in 2017, 2018, 2019 and 2020. The Bank is currently under no prohibition to pay dividends but is subject to restrictions as to the amount of the dividends it can pay based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $13.6 million during the year ended December 31, 2020 and net cash inflows from operating activities of $8.5 million during the year ended December 31, 2019. Net cash outflows from operating activities during 2020 were primarily attributable to originations of loans receivable held for sale of $118.6 million offset by proceeds from sales and repayments of loans receivable held for sale of $105.2 million.  Net cash inflows from operating activities during 2019 were primarily attributable to proceeds from sales and repayments of loans receivable held for sale of $23.1 million, offset by originations of loans receivable held for sale of $15.2 million.

The Company recorded consolidated net cash inflows from investing activities of $50.7 million during the year ended December 31, 2020 and net cash outflows from investing activities of $39.1 million during the year ended December 31, 2019. Net cash inflows from investing activities during 2020 were primarily attributable to a net decrease in loans receivable held for investment of $51.1 million and principal repayments on available-for-sale securities of $2.5 million, offset by purchases of available-for-sale municipal bonds of $2.0 million and purchase of FHLB stock of $742 thousand.  Net cash outflows from investing activities during 2019 were primarily attributable to a net increase in loans receivable held for investment of $44.0 million, offset by principal repayments on available‑for‑sale securities of $4.1 million and proceeds from the sale of REO of $820 thousand.

The Company recorded consolidated net cash inflows from financing activities of $43.4 million and $29.5 million during the year ended December 31, 2020 and 2019, respectively.  Net cash inflows from financing activities during 2020 were primarily attributable to an increase in proceeds from FHLB advances of $60.0 million and  a net inflow of deposits of $17.9 million, offset by repayments of FHLB advances of $33.5 million and repayments of junior subordinated debentures of $1.0 million.  Net cash inflows from financing activities during 2019 were primarily attributable to an increase in proceeds from FHLB advances of $22.0 million and an increase in deposits of $16.3 million, offset by repayments of FHLB advances of $8.0 million and repayments of junior subordinated debentures of $765 thousand.

Off‑Balance‑Sheet Arrangements and Contractual Obligations

We are party to financial instruments with off‑balance‑sheet risk in the normal course of our business, primarily in order to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

Lending commitments include commitments to originate loans and to fund lines of credit. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case‑by‑case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2020.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$113,221	$14,904	$516	$75	$128,716
FHLB advances	27,500	48,000	35,000	‑	110,500
Junior subordinated debentures	2,040	1,275	-	-	3,315
Commitments to originate loans	-	‑	‑	‑	-
Commitments to fund unused lines of credit	1,981	‑	‑	491	2,472
Operating lease obligations	194	-	‑	‑	194
Total contractual obligations	$144,936	$64,179	$35,516	$566	$245,197

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements beginning at page F‑6 to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry‑back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. Based on this analysis, we determined that no valuation allowance was required on our deferred tax assets, which totaled $5.6 million and $5.2 million at December 31, 2020 and 2019, respectively. See Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2020, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s annual report on internal control over financial reporting

The management of Broadway Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a‑15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control‑Integrated Framework, published by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s Board of Directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

With the participation of the Company’s CEO and CFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Wayne‑Kent A. Bradshaw	/s/ Brenda J. Battey
Wayne‑Kent A. Bradshaw Chief Executive Officer (Principal Executive Officer)	Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Los Angeles, CA March 31, 2021	Los Angeles, CA March 31, 2021

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors”, “Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”, that will be filed with the Securities and Exchange Commission in connection with the Company’s 2020 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. See Index to Consolidated Financial Statements.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included under Item 8, “Financial Statements and Supplementary Data.”

(b)	List of Exhibits

Exhibit Number*

2.1	Agreement and Plan of Merger, dated as of August 25, 2020, by and between Broadway Financial Corporation and CFBanc Corporation (Exhibit 2.1 to Form 8-K filed by Registrant on August 26, 2020)
2.1.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 14, 2021), by and between Broadway Financial Corporation and CFBanc Corporation (Exhibit 2.1 to Form 8-K filed by Registrant on January 14, 2021)

3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10‑Q filed by Registrant on November 13, 2014)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 10, 2019)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Rights Agreement between Broadway Financial Corporation and Computershare Trust Company, N.A., as rights agent (Exhibit 4.1 to Form 8-K filed by Registrant on September 10, 2019)
4.2.1
Amendment to Rights Agreement, dated as of August 25, 2020, by and between Broadway Financial Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 to Form 8-K file by Registrant on August 26, 2020)

10.1**	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10‑K filed by Registrant on March 28, 2016)
10.2**	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10‑Q filed by Registrant on August 12, 2016)
10.3**
Amended Form of Stock Option Agreement for stock options granted pursuant to Amended and Restated Broadway Financial Corporation 2008 Long‑Term Incentive Plan (Exhibit 10.1 to Form 10‑Q filed by Registrant on August 12, 2016)

10.5**	Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.5 to Form 10-K filed by Registrant on March 29, 2019)
10.6**	Form of Award Agreement for grants of restricted stock pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.6 to Form 10-K filed by Registrant on March 29, 2019)
10.7**	Employment Agreement, dated as of March 22, 2017, for Wayne‑Kent A. Bradshaw (Exhibit 10.7 to Form 10-K filed by Registrant on March 29, 2019)
10.10**
Award Agreement, dated as of February 27, 2019 for grant of restricted stock to Wayne‑Kent A. Bradshaw pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan  (Exhibit 10.10 to Form 10-K filed by Registrant on March 29, 2019)

10.11**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey (Exhibit 10.11 to Form 10-K filed by Registrant on March 29, 2019)
10.11.1**	Amendment to Employment Agreement for Brenda J. Battey, dated as of January 14, 2021 (Exhibit 10.1 to form 8-K filed by Registrant on January 14, 2021)
10.12**	Employment Agreement, dated as of May 1, 2017, for Norman Bellefeuille (Exhibit 10.12 to Form 10-K filed by Registrant on March 29, 2019)
10.12.1**	Amendment to Employment Agreement for Norman Bellefeuille, dated as of January 14, 2021 (Exhibit 10.2 to form 8-K filed by Registrant on January 14, 2021)

Exhibit Number*
10.13**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud (Exhibit 10.13 to Form 10-K filed by Registrant on March 29, 2019)
10.13.1**	Amendment to Employment Agreement for Ruth McCloud, dated as of January 14, 2021 (Exhibit 10.3 to form 8-K filed by Registrant on January 14, 2021)
10.14**	Broadway Federal Bank Incentive Compensation Plan (Exhibit 10.14 to Form 10-K filed by Registrant on March 29, 2019)
10.16	Stock Purchase Agreement, dated as of December 21, 2016, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 27, 2017)
10.21
Stock Purchase Agreement, dated as of November 23, 2020, entered between Banc of America Strategic Investments Corporation and Registrant (Exhibit 10.15 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.22
Stock Purchase Agreement, dated as of November 23, 2020, entered between Cedars-Sinai Medical Center and Registrant (Exhibit 10.14 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.23
Stock Purchase Agreement, dated as of November 24, 2020, entered between Wells Fargo Central Pacific Holdings, Inc. and Registrant (Exhibit 10.16 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.24	Stock Purchase Agreement, dated as of February 19, 2021, entered between Ally Ventures, a business unit of Ally Financial Inc., and Registrant
10.25	Stock Purchase Agreement, dated as of February 19, 2021, entered between Banner Bank and Registrant
10.26	Stock Purchase Agreement, dated as of February 19, 2021, entered between Citicorp Banking Corporation and Registrant

Exhibit Number*
10.27	Stock Purchase Agreement, dated as of February 19, 2021, entered between First Republic Bank and Registrant
10.28	Stock Purchase Agreement, dated as of February 19, 2021, entered between Geral I. White and Registrant
10.29	Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White, in his capacity as the trustee for the Grace & White, Inc. Profit Sharing Plan, and Registrant
10.30
Stock Purchase Agreement, dated as of February 19, 2021, entered between Registrant and Butterfield Trust (Bermuda) Limited as trustee of each of the following: The Lorraine Grace Will Trust, The Anne Grace Kelly Trust 99, The Gwendolyn Grace Trust 99, The Lorraine L. Grace Trust 99, and The Ruth Grace Jervis Millennium Trust

10.31	Stock Purchase Agreement, dated as of February 19, 2021, entered between Texas Capital Community Development Corporation and Registrant
10.32	Stock Purchase Agreement, dated as of February 20, 2021, entered between J.P. Morgan Chase Community Development Corporation and Registrant
21.1	List of Subsidiaries (Exhibit 21.1 to Registration Statement on Form S‑1 filed by Registrant on November 20, 2013)
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
99.4	Certification of Chief Executive Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30
99.5	Certification of Chief Financial Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000‑27464.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

/s/ Wayne‑Kent A. Bradshaw
By:	Wayne‑Kent A. Bradshaw Chief Executive Officer
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne‑Kent A. Bradshaw	Date: March 31, 2021
Wayne‑Kent A. Bradshaw Chief Executive Officer and President (Principal Executive Officer)

/s/ Brenda J. Battey	Date: March 31, 2021
Brenda J. Battey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Virgil P. Roberts	Date: March 31, 2021
Virgil P. Roberts Chairman of the Board

/s/ Robert C. Davidson, Jr.	Date: March 31, 2021
Robert C. Davidson, Jr. Director

/s/ Jack T. Thompson	Date: March 31, 2021
Jack T. Thompson Director

/s/ Daniel A. Medina	Date: March 31, 2021
Daniel A. Medina Director

/s/ Dutch C. Ross III	Date: March 31, 2021
Dutch C. Ross III Director

/s/ Erin Selleck	Date: March 31, 2021
Erin Selleck Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $3.2 million at December 31, 2020. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance consists of general and specific components. The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent five years. The Company assigns a risk rating to all loans based on historical loss experience and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and assess overall collectability. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

We identified management’s risk ratings of loans and the estimation of current economic factors, both of which are used in the allowance for loan losses calculation, as critical audit matters because these estimates and underlying assumptions require significant management judgment in the evaluation of the credit quality and the estimation of incurred losses inherent within the loan portfolio as of the balance sheet date and in turn led to a high degree of auditor judgment and subjectivity in performing the procedures and evaluating the related audit evidence.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating design and implementation of internal controls relating to management’s calculation of the allowance for loan losses.

•	Testing the design, implementation, and operating effectiveness of controls over the accuracy of risk ratings of loans.

•
Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•
Obtaining management’s analysis and supporting documentation related to the economic factors, and testing whether the economic factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management and are used in a manner consistent with management’s established policies and procedures.

•
Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk ratings determined by management and used in the calculation, application of the current economic factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Moss Adams LLP

Los Angeles, California
March 31, 2021

We have served as the Company’s auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2020	December 31, 2019
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$71,110	$3,016
Interest‑bearing deposits in other banks	24,999	12,550
Cash and cash equivalents	96,109	15,566
Investment securities available‑for‑sale, at fair value	10,698	11,006
Loans receivable held for investment, net of allowance of $3,215 and $3,182	360,129	397,847
Accrued interest receivable	1,202	1,223
Federal Home Loan Bank (FHLB) stock	3,431	2,916
Office properties and equipment, net	2,540	2,783
Bank owned life insurance	3,147	3,100
Deferred tax assets, net	5,633	5,220
Investment in affordable housing limited partnership	58	163
Other assets	431	545
Total assets	$483,378	$440,369
Liabilities and stockholders’ equity
Liabilities:
Deposits	$315,630	$297,724
FHLB advances	110,500	84,000
Junior subordinated debentures	3,315	4,335
Advance payments by borrowers for taxes and insurance	787	1,033
Accrued expenses and other liabilities	4,261	4,429
Total liabilities	434,493	391,521
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, voting, authorized 50,000,000 shares at December 31, 2020 and December 31, 2019; issued 21,899,584 shares at December 31, 2020 and 21,729,249 shares at December 31, 2019; outstanding 19,281,758 shares at December 31, 2020 and 19,111,423 shares at December 31, 2019	219	218
Common stock, $.01 par value, non‑voting, authorized 25,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding 8,756,396 shares at December 31, 2020 and December 31, 2019	87	87
Additional paid‑in capital	46,851	46,426
Retained earnings	7,783	8,425
Unearned Employee Stock Ownership Plan (ESOP) shares	(893)	(959)
Accumulated other comprehensive income (loss), net of tax	164	(23)
Treasury stock‑at cost, 2,617,826 shares at December 31, 2020 and at December 31, 2019	(5,326)	(5,326)
Total stockholders’ equity	48,885	48,848
Total liabilities and stockholders’ equity	$483,378	$440,369

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31,
	2020	2019
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$17,016	$15,845
Interest on investment securities	253	359
Other interest income	375	643
Total interest income	17,644	16,847
Interest Expense:
Interest on deposits	3,163	4,276
Interest on borrowings	2,312	2,110
Total interest expense	5,475	6,386
Net interest income before loan loss provision recapture	12,169	10,461
Loan loss (provision) recapture	(29)	7
Net interest income after loan loss (provision) recapture	12,140	10,468
Non‑Interest Income:
Service charges	420	491
Net gain on sales of loans	276	204
CDFI grant	203	233
Other	126	124
Total non‑interest income	1,025	1,052
Non‑Interest Expense:
Compensation and benefits	8,362	7,357
Occupancy expense	1,288	1,265
Information services	937	888
Professional services	2,299	1,144
Office services and supplies	354	280
Loan related expenses	115	163
Corporate insurance	126	133
Amortization of investment in affordable housing limited partnership	105	179
Other	628	662
Total non‑interest expense	14,214	12,071
Loss before income tax benefits	(1,049)	(551)
Income tax benefits	(407)	(345)
Net loss	$(642)	$(206)
Other comprehensive income, net of tax:
Unrealized gains on securities available‑for‑sale arising during the period	$266	$369
Income tax expense	79	109
Other comprehensive income, net of tax	187	260
Comprehensive (loss) income	$(455)	$54
Loss per common share‑basic	$(0.02)	$(0.01)
Loss per common share‑diluted	$(0.02)	$(0.01)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)

	Common Shares Issued	Common Stock	Additional Paid‑in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	30,036,624	$300	$46,141	$8,631	$(1,027)	$(283)	$(5,326)	$48,436
Net loss	‑	‑	‑	(206)	‑	‑	‑	(206)
Common stock issued for services	42,168	1	52	‑	‑	‑	‑	53
Common stock repurchased for tax withholdings	-	‑	(14)	‑	‑	‑	‑	(14)
Release of unearned ESOP shares	‑	‑	(3)	‑	68	‑	‑	65
Change in unrealized gain on securities available‑for‑sale, net of tax	‑	‑	‑	‑	‑	260	‑	260
Restricted stock compensation expense	406,853	4	212	‑	‑	‑	‑	216
Stock‑based compensation expense	‑	‑	38	‑	‑	‑	‑	38

Balance at December 31, 2019	30,485,645	$305	$46,426	$8,425	$(959)	$(23)	$(5,326)	$48,848
Net loss	‑	‑	‑	(642)	‑	‑	‑	(642)
Common stock issued for services	30,930	-	45	‑	‑	‑	‑	45
Release of unearned ESOP shares	‑	‑	2	‑	66	‑	‑	68
Change in unrealized gain on securities available‑for‑sale, net of tax	‑	‑	‑	‑	‑	187	‑	187
Restricted stock compensation expense, net of forfeitures	139,405	1	339	‑	‑	‑	‑	340
Stock‑based compensation expense	‑	‑	39	‑	‑	‑	‑	39
Balance at December 31, 2020	30,655,980	$306	$46,851	$7,783	$(893)	$164	$(5,326)	$48,885

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(642)	$(206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loan loss provision (recaptures)	29	(7)
Provision for losses on REO	-	13
Depreciation	121	227
Reversal of valuation allowance on loan held for sale	-	(12)
Net amortization of deferred loan origination costs	275	254
Net amortization of premiums on mortgage‑backed securities	37	30
Amortization of investment in affordable housing limited partnership	105	179
Stock‑based compensation expense	379	254
Stocks granted to directors	45	53
ESOP compensation expense	68	65
Earnings on bank owned life insurance	(47)	(53)
Originations of loans receivable held for sale	(118,626)	(15,182)
Proceeds from sales and repayments of loans receivable held for sale	105,211	23,074
Gain on sale of loans receivable held for sale	(276)	(204)
Changes in operating assets and liabilities
Net change in deferred taxes	(492)	(284)
Net change in accrued interest receivable	21	(80)
Net change in other assets	114	124
Net change in advance payments by borrowers for taxes and insurance	(246)	(22)
Net change in accrued expenses and other liabilities	369	310
Net cash (used in) provided by operating activities	(13,555)	8,533
Cash flows from investing activities:
Net change in loans receivable held for investment	51,105	(43,983)
Principal payments on available‑for‑sale securities	2,537	4,055
Purchases of available-for-sale municipal bonds	(2,000)	-
Proceeds from sales of REO	-	820
Purchase of FHLB stock	(742)	-
Redemption of FHLB stock	227	-
Additions to office properties and equipment	(415)	(41)
Net cash provided by (used in) investing activities	50,712	(39,149)
Cash flows from financing activities:
Net change in deposits	17,906	16,310
Proceeds from FHLB advances	60,000	22,000
Repayments on FHLB advances	(33,500)	(8,000)
Payment for tax withholding for vesting of restricted stock	-	(14)
Repayments of junior subordinated debentures	(1,020)	(765)
Net cash provided by financing activities	43,386	29,531
Net change in cash and cash equivalents	80,543	(1,085)
Cash and cash equivalents at beginning of the year	15,566	16,651
Cash and cash equivalents at end of the year	$96,109	$15,566
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,771	$6,336
Cash paid for income taxes	8	13
Supplemental disclosures of non‑cash investing and financing activities:
Transfers of loans receivable held for sale to loans receivable held for investment	$13,691	$9,227
Transfers of loans receivable held for investment to loans receivable held for sale	-	10,684
Common stock exchanged for payment of tax withholding	-	14
Initial recognition of operating lease right-to-use assets	-	1,120
Initial recognition of operating lease liabilities	-	1,120

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) is a Delaware corporation primarily engaged in the savings and loan business through its wholly owned subsidiary, Broadway Federal Bank, f.s.b. (the “Bank”). The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in Southern California. At December 31, 2020, the Bank operated two retail‑banking offices in Los Angeles, California and one in the nearby city of Inglewood, California. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadway Federal Bank, f.s.b. All significant inter‑company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero.  The reserve and clearing requirement balance was no longer required at December 31, 2020. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, deferred income taxes and other assets and liabilities.

Investment Securities

Debt securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available‑for‑sale when they might be sold before maturity. Securities available‑for‑sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level‑yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other‑than‑temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the financial condition and near‑term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost, and the intent and ability of management to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Loans Receivable Held for Sale

The Bank originates loans for sale, and may, from time‑to‑time, decide to retain certain loans for held for investment in order to manage loan concentrations. When a decision is made to retain loans held-for-sale for held-for-investment, such loans are transferred from held‑for‑sale portfolio to held‑for‑investment portfolio at the lower of cost or fair value. If a reduction in value is required at time of the transfer, a charge‑off is recorded against the allowance for loan and lease losses (“ALLL”). Any subsequent decline in value of the loans is recorded as a valuation allowance with a corresponding charge to non‑interest expense.

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

Loans Receivable Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for loan losses, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, premiums and discounts are deferred, and recognized in income using the level‑yield method without anticipating prepayments.

Interest income on all loans is discontinued at the time the loan is 90 days delinquent unless the loan is well‑secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non‑accrual or charged‑off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non‑accrual is reversed against interest income. Interest received on such loans is accounted for on the cash‑basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk

Concentrations of credit risk arise when several customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in real estate loans that are secured by properties located in Southern California and many of the borrowers reside in Southern California. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate market in the Southern California area.

The Company has a significant concentration of deposits with two long‑time customers that accounted for approximately 13% of its deposits as of December 31, 2020. The Company expects to maintain the relationships with the customers for the near term.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank’s investment needs and market opportunities and is subject to the Bank’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for actual prepayments. No loans were purchased during 2020 and 2019.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent cash recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, could be charged off.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, either a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or alternatively a charge‑off is taken to record the loan at the fair value of the collateral, less estimated selling costs, if repayment is expected solely from the collateral.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of any necessary additional charge‑off based on internal analyses and appraisals of the underlying collateral securing these loans.

The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following portfolio segments have been identified: one‑to‑four units (“single family”), five or more units (“multi‑family”), commercial real estate, church, construction, commercial loans, and consumer loans. The risks in our various portfolio segments are as follows:

Single Family – Subject to adverse employment conditions in the local economy leading to increased default rate, decreased market values from oversupply in a geographic area and  incremental rate increases on adjustable rate mortgages which may impact the ability of borrowers to maintain payments.

Multi‑Family – Subject to adverse various market conditions that cause a decrease in market value or lease rates, changes in personal funding sources for tenants, oversupply of units in a specific region, population shifts and reputational risks.

Commercial Real Estate – Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates, and decreases in the value of underlying collateral.

Church – Subject to adverse economic and employment conditions, which may lead to reduced cash flows from members’ donations and offerings, and the stability, quality and popularity of church leadership.

Construction – Subject to adverse conditions in the local economy, which may lead to reduced demand for new commercial, multi‑family or single family buildings or reduced lease or sale opportunities once the building is complete.

Commercial – Subject to industry and economic conditions including decreases in product demand.

Consumer – Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

Real Estate Owned

Assets acquired through, or by deed in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through a provision that is charged to non‑interest expense. Operating costs after acquisition are expensed as incurred.

Office Properties and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight‑line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight‑line method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

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

Bank‑Owned Life Insurance

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

Loan Commitments and Related Financial Instruments

Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Revenue Recognition

Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires the Company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. Most of our revenue‑generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. The Company’s revenue stream that is within the scope of Topic 606 is primarily service charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Stock‑Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. Compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share of common stock is computed pursuant to the two‑class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards using treasury stock method and additional potential common shares issuable under stock options.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available‑for‑sale, net of tax, which are also recognized as separate components of equity.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2020 and 2019, the Company had one active operating subsidiary, Broadway Federal Bank, f.s.b. The Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders’ equity.

Recently Adopted Accounting Pronouncements

In August 2018, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements regarding changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance did not have a significant impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform.  This guidance was effective immediately and the amendments may be applied prospectively through December 31, 2022.

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

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU, which was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million.  The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023.  The estimated financial impact has not yet been determined.

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

NOTE 2 – Pending Acquisition

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

On March 17, 2021, the stockholders of the Company and the stockholders of City First voted to approve the merger as described above. The Company previously announced on January 4, 2021 that all regulatory approvals necessary for consummation of the merger had been obtained.  With stockholder approval now obtained, the merger is expected to close on April 1, 2021.

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

	Period ended,
	December 31, 2020	December 31, 2019
	(Dollars in thousands, except per share) (Unaudited)
Net interest income	$23,781	$23,606
Net income	$1,571	$3,241

Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.06

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2020:
Federal agency mortgage‑backed securities	$5,550	$257	$-	$5,807
Federal agency debt	2,682	190		2,872
Municipal bonds	2,000	19	-	2,019
Total available‑for‑sale securities	$10,232	$466	$-	$10,698
December 31, 2019:
Federal agency mortgage‑backed securities	$7,792	$164	$-	$7,956
Federal agency debt	3,014	36	-	3,050
Total available‑for‑sale securities	$10,806	$200	$-	$11,006

At December 31, 2020, the Bank had two federal agency debt securities with a total amortized cost of $2.7 million and estimated total fair value of $2.9 million and an estimated average remaining life of 5.0 years. The Bank also had 22 federal agency mortgage‑backed securities with total amortized cost of $5.6 million, estimated total fair value of $5.8 million and an estimated average remaining life of 2.8 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  In 2020, the Bank purchased five municipal bonds with a total amortized cost of $2.0 million, estimated fair value of $2.0 million at December 31, 2020 and an estimated average remaining life of 6.4 years.

At December 31, 2020 and 2019, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2020 and 2019, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the years ended December 31, 2020 and 2019.

The Bank held 29 and 24 securities with unrealized gains and no securities with unrealized losses at December 31, 2020 and 2019, respectively. Securities in unrealized gain positions are analyzed as part of our ongoing assessment of other‑than‑temporary improvement in fair market values primarily caused by movements in market interest rates subsequent to the purchase of such securities.  All of the Bank's securities were issued by the federal government or federal government agencies, or municipalities.

Note 4 – Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2020 and 2019.  Multi-family loans held for sale totaling $13.7 million were transferred to the loans held for investment portfolio during 2020 at the lower of cost or fair value.  Loan sales of $22.8 million in multi‑family loans were completed during 2020 for a total gain of $276 thousand. Loan sales of $22.8 million were completed during 2019 for a gain of $204 thousand.  Loan repayments totaled $637 thousand during 2020 and $115 thousand during 2019.

Note 5 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Single family	$48,217	$72,883
Multi‑family	272,387	287,378
Commercial real estate	24,289	14,728
Church	16,658	21,301
Construction	429	3,128
Commercial – other	57	262
Consumer	7	21
Gross loans receivable before deferred loan costs and premiums	362,044	399,701
Unamortized net deferred loan costs and premiums	1,300	1,328
Gross loans receivable	363,344	401,029
Allowance for loan losses	(3,215)	(3,182)
Loans receivable, net	$360,129	$397,847

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2020
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	(20)	114	89	(125)	(26)	(3)	-	29
Recoveries	4	‑	‑	‑	‑	‑	‑	4
Loans charged off	‑	‑	‑	‑	‑	‑	‑	‑
Ending balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215

	For the year ended December 31, 2019
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$369	$1,880	$52	$603	$19	$6	$ ‑	$2,929
Recapture of loan losses	(57)	439	81	(501)	29	1	1	(7)
Recoveries	‑	‑	‑	260	‑	‑	‑	260
Loans charged off	‑	‑	‑	‑	‑	‑	‑	‑
Ending balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge‑offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2020
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$-	$ ‑	$52	$ ‑	$-	$ ‑	$141
Collectively evaluated for impairment	207	2,433	222	185	22	4	1	3,074
Total ending allowance balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Loans:
Loans individually evaluated for impairment	$573	$298	$ ‑	$3,813	$ ‑	$47	$-	$4,731
Loans collectively evaluated for impairment	47,784	273,566	24,322	12,495	430	9	7	358,613
Total ending loans balance	$48,357	$273,864	$24,322	$16,308	$430	$56	$7	$363,344

	December 31, 2019
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$ ‑	$ ‑	$85	$ ‑	$2	$ ‑	$147
Collectively evaluated for impairment	252	2,319	133	277	48	5	1	3,035
Total ending allowance balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Loans:
Loans individually evaluated for impairment	$611	$313	$ ‑	$4,356	$ ‑	$63	$ ‑	$5,343
Loans collectively evaluated for impairment	72,501	288,730	14,818	16,292	3,125	199	21	395,686
Total ending loans balance	$73,112	$289,043	$14,818	$20,648	$3,125	$262	$21	$401,029

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single‑family	$2	$1	$-	$-	$-	$ ‑
Multi‑family	298	298	-	313	313	‑
Church	2,527	1,970	-	3,491	2,446	‑
With an allowance recorded:
Single family	573	573	88	593	593	60
Multi‑family	‑	‑	‑	‑	‑	‑
Church	1,842	1,842	52	1,928	1,928	85
Commercial – other	47	47	1	63	63	2
Total	$5,289	$4,731	$141	$6,388	$5,343	$147

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge‑offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the year ended December 31, 2020		For the year ended December 31, 2019
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$591	$29	$626	$29
Multi‑family	306	21	318	22
Church	4,033	442	5,017	939
Commercial – other	55	4	63	5
Total	$4,985	$496	$6,024	$995

Cash‑basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non‑accrual loans that were paid off. Interest payments collected on non‑accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non‑accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $89 thousand and $120 thousand for the years ended December 31, 2020 and 2019, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2020
	30‑59 Days Past Due		60‑89 Days Past Due		Greater than 90 Days Past Due	Total Past Due		Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$	‑	$	‑		$-	$48,357	$48,357
Multi‑family	‑		‑		‑	‑		273,864	273,864
Commercial real estate	‑		‑		‑	‑		24,322	24,322
Church	‑		‑		‑	‑		16,308	16,308
Construction	‑		‑		‑	‑		430	430
Commercial – other	‑		‑		‑	‑		56	56
Consumer	‑		‑		‑	‑		7	7
Total	$-	$	‑	$	‑		$-	$363,344	$363,344

	December 31, 2019
	30‑59 Days Past Due		60‑89 Days Past Due		Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$18	$	‑	$	‑	$18	$73,094	$73,112
Multi‑family	‑		‑		‑	‑	289,043	289,043
Commercial real estate	‑		‑		‑	‑	14,818	14,818
Church	‑		‑		‑	‑	20,648	20,648
Construction	‑		‑		‑	‑	3,125	3,125
Commercial – other	‑		‑		‑	‑	262	262
Consumer	‑		‑		‑	‑	21	21
Total	$18	$	‑	$	‑	$18	$401,011	$401,029

The following table presents the recorded investment in non‑accrual loans by loan type as of the periods indicated:

	December 31, 2020	December 31, 2019
Loans receivable held for investment:	(In thousands)
Single family	$1	$18
Church	786	406
Total non-accrual loans	$787	$424

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2020 or December 31, 2019.

Troubled Debt Restructurings

At December 31, 2020, loans classified as troubled debt restructurings (“TDRs”) totaled $4.2 million, of which $232 thousand were included in non‑accrual loans and $4.0 million were on accrual status. At December 31, 2019, loans classified as TDRs totaled $4.7 million, of which $406 thousand were included in non‑accrual loans and $4.3 million were on accrual status. The Company has allocated $141 thousand and $147 thousand of specific reserves for accruing TDRs as of December 31, 2020 and 2019, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non‑accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well‑documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2020 and 2019, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2020 and 2019.

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

●
Watch. Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors. Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists, but correction is anticipated within an acceptable time frame.

●
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

●
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss. Loans classified as loss are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

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

	December 31, 2020
	Pass	Watch	Special Mention	Substandard		Doubtful		Loss
	(In thousands)
Single family	$48,357	$-	$-	$1	$	‑	$	‑
Multi‑family	273,501	-	‑	362		‑		‑
Commercial real estate	22,834	1,488	‑	‑		‑		‑
Church	12,899	657	‑	2,752		‑		‑
Construction	430	-	‑	‑		‑		‑
Commercial – other	9	-	‑	47		‑		‑
Consumer	7	-	‑	‑		‑
Total	$358,037	$2,145	$-	$3,162	$		$	‑

	December 31, 2019
	Pass	Watch	Special Mention	Substandard		Doubtful		Loss
	(In thousands)
Single family	$73,094	$-	$-	$18	$	‑	$	‑
Multi‑family	288,251	411	‑	381		‑		‑
Commercial real estate	14,818		‑	‑		‑		‑
Church	16,546	411	‑	3 691		‑		‑
Construction	3,125	-	‑	‑		‑		‑
Commercial – other	199	-	‑	63		‑		‑
Consumer	21	-	‑	‑		‑		‑
Total	$396,054	$822	$-	$4,153	$		$	‑

Note 6 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	2020	2019
	(In thousands)
Land	$572	$572
Office buildings and improvements	3,275	3,268
Rights of use assets	190	727
Furniture, fixtures and equipment	2,239	1,831
	6,276	6,398
Less accumulated depreciation	(3,736)	(3,615)
Office properties and equipment, net	$2,540	$2,783

Depreciation expense was $121 thousand and $227 thousand for the years 2020 and 2019, respectively.

Note 7 – Leases

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

The operating lease for our corporate headquarters and main retail branch has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded a ROU asset of $190 thousand and an operating lease liability of $194 thousand as of December 31, 2020. The Bank has no finance leases.

Rent expense under the operating leases was $598 thousand for 2020 and $600 thousand for 2019.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

Year Ended December 31, 2020

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$351
ROU assets obtained in exchange for lease liabilities	$190
Weighted average remaining lease term in months	4
Weighted average discount rate	2.75%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2020 were as follows (in thousands):

Year ended December 31, 2021	$195
Total Future Minimum Lease Payments	195
Amounts Representing Interest	(1)
Present Value of Net Future Minimum Lease Payments	$194

Note 8 – Fair Value

The Company used the following methods and significant assumptions to estimate fair value:

The fair values of securities available‑for‑sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Appraisals for collateral‑dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, an independent third‑party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry‑wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2020:
Securities available‑for‑sale – federal agency mortgage‑backed	$-	$5,807	$ ‑	$5,807
Municipal bonds	-	2,019		2,019
Securities available‑for‑sale – federal agency debt	-	2,872	‑	2,872
At December 31, 2019:	-
Securities available‑for‑sale – federal agency mortgage‑backed	$-	$7,956	$ ‑	$7,956
Securities available‑for‑sale – federal agency debt	-	3,050	‑	3,050

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2020 and 2019.

Assets Measured on a Non‑Recurring Basis

Assets are considered to be reflected at fair value on a non‑recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the statement of condition. Generally, a non‑recurring valuation is the result of the application of other accounting pronouncements that require assets to be assessed for impairment or recorded at the lower of cost or fair value.

The following table provides information regarding the carrying values of our assets measured at fair value on a non‑recurring basis as of the periods indicated. The fair value measurement for all these assets falls within Level 3 of the fair value hierarchy.

	December 31, 2020	December 31, 2019
	(In thousands)
Impaired loans carried at fair value of collateral	$-	$130

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2020
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$-	$-	$96,109
Securities available‑for‑sale	10,698	-	10,698	-	10,698
Loans receivable held for investment	360,129	-	-	366,279	366,279
Accrued interest receivable	1,202	60	14	1,128	1,202
Bank owned life insurance	5,633	5,633	-	-	5,633
Financial Liabilities:
Deposits	$315,630	$-	$312,725	$-	$312,725
Federal Home Loan Bank advances	110,500		113,851	-	113,851
Junior subordinated debentures	3,315		-	2,798	2,798
Accrued interest payable	88	-	84	4	88

	Carrying	Fair Value Measurements at December 31, 2019
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$15,566	$15,566	$-	$-	$15,566
Securities available‑for‑sale	11,006	-	11,006	-	11,006
Loans receivable held for sale		-		-
Loans receivable held for investment	397,847	-	-	404,923	404,923
Accrued interest receivable	1,223	69	22	1,132	1,223
Bank owned life insurance	5,220	5,220	-	-	5,220
Financial Liabilities:
Deposits	$297,724	$-	$289,629	$-	$289,629
Federal Home Loan Bank advances	84,000	-	84,997	-	84,997
Junior subordinated debentures	4,335	-	-	3,734	3,734
Accrued interest payable	384	-	377	7	384

Note 9 – Deposits

Deposits are summarized as follows:

`	December 31,
	2020	2019
	(In thousands)
NOW account and other demand deposits	$15,237	$9,768
Non‑interest bearing demand deposits	47,269	27,090
Money market deposits	60,281	23,589
Passbook	64,127	47,042
Certificates of deposit	128,716	190,235
Total	$315,630	$297,724

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service (“CDARS”). Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $35.8 million and $39.3 million at December 31, 2020 and 2019, respectively and are not considered to be brokered deposits.

One‑way deposits are also available using the CDARS program. With the one‑way program, the Bank accepts deposits from CDARS even though there is no customer account involved. These one-way deposits, which are considered to brokered deposits, totaled $9.6 million and $40.7 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, the Bank had $15.1 million in (non-CDARS) brokered deposits and did not have any (non-CDARS) brokered deposits at December 31, 2019.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2021	$113,221
2022	13,095
2023	1,809
2024	271
2025	245
Thereafter	75
$128,716

Certificates of deposit of $250 thousand or more totaled $18.9 million and $25.1 million at December 31, 2020 and 2019, respectively.

Deposits from principal officers, directors, and their affiliates totaled $838 thousand and $1.8 million at December 31, 2020 and 2019, respectively.

Note 10 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2020	2019
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$114,020	$77,049
Maximum amount outstanding at any month‑end during the year	$121,500	$84,000
Balance outstanding at end of year	$110,500	$84,000
Weighted average interest rate at end of year	1.94%	2.32%
Average cost of advances during the year	1.91%	2.42%
Weighted average contractual maturity (in months)	27	18

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $220.0 million and $156.1 million of first mortgage loans at December 31, 2020 and 2019, respectively, under a blanket lien arrangement.  Based on this collateral, the Company’s holdings of FHLB stock, and a general borrowing limit of 40% of total assets at December 31, 2020, the Company was eligible to borrow up to an additional $40.3 million at year‑end 2020.

Required payments over the next five years are as follows:

Amount
(In thousands)
2021	$27,500
2022	18,000
2023	30,000
2024	5,000
2025	30,000
$110,500

Note 11 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3‑Month LIBOR plus 2.54%. The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.77% at December 31, 2020. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3‑Month LIBOR plus 2.54%. Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024.  At December 31, 2020, the Company had repaid a total of $1.8 million of the scheduled principal.  The Debentures may be called for redemption at any time by the Company.

Scheduled principal repayments of junior subordinated debentures over the next four years are as follows:

Amount
(In thousands)
2021	$1,020
2022	1,020
2023	1,020
2024	255
$3,315

Note 12 – Employee Benefit Plans

Broadway Federal 401(k) Plan

A 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $146 thousand and $135 thousand for 2020 and 2019.

ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $68 thousand for 2020 and $65 thousand for 2019.

Shares held by the ESOP were as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Allocated to participants	1,065,275	1,024,429
Committed to be released	10,236	10,416
Suspense shares	562,391	603,876
Total ESOP shares	1,637,902	1,638,721
Fair value of unearned shares	$1,040	$930

During 2020 and 2019, 41,665 and 42,321 of ESOP shares were released for allocation to participants, respectively. The outstanding balance of unearned ESOP shares at December 31, 2020 and 2019 were $893 thousand and $959 thousand, respectively, which is shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

Note 13 – Income Taxes

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

Income tax (benefit) expense was as follows:

	2020	2019
	(In thousands)
Current
Federal	$(59)	$(66)
State	144	5
Deferred
Federal	7	(225)
State	(499)	(59)
Total	$(407)	$(345)

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2020	2019
	(In thousands)
Federal statutory rate times financial statement net (loss) income	$(220)	$(115)
Effect of:
State taxes, net of federal benefit	(7)	(45)
Earnings from bank owned life insurance	(10)	(11)
Merger-related expense	200	-
Low income housing credits	(117)	(198)
Tax benefit from tax positions taken in prior years	(273)	-
Other, net	20	24
Total	$(407)	$(345)

Year‑end deferred tax assets and liabilities were due to the following:

	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$909	$897
Accrued liabilities	139	137
State income taxes	58	36
Stock compensation	310	202
Net operating loss carryforward	3,437	3,614
Non‑accrual loan interest	1	1
Partnership investment	188	173
General business credit	1,969	1,859
Alternative minimum tax credit	34	94
Other	40	34
Total deferred tax assets	7,085	7,047
Deferred tax liabilities:
Section 481 Adjustments to bad debts	(334)	(660)
Deferred loan fees/costs	(651)	(797)
Basis difference on fixed assets	(18)	(15)
Net unrealized appreciation on available‑for‑sale securities	(138)	(59)
FHLB stock dividends	(266)	(266)
Mortgage servicing rights	(1)	(3)
Prepaid expenses	(44)	(27)
Total deferred tax liabilities	(1,452)	(1,827)
Net deferred tax assets	$5,633	$5,220

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that, as of December 31, 2020 and 2019, no valuation allowance was required on its deferred tax assets, which totaled $5.6 million and $5.2 million, respectively.

On June 29, 2020, the Assembly Bill No. 85 (AB 85) was signed into law by California Governor Gavin Newsom to raise additional income tax revenue to assist in balancing the California budget caused by the COVID-19 pandemic. The most significant provision of this bill is the suspension of the net operating loss (NOL) deduction for tax years beginning on or after January 1, 2020 and before January 1, 2023. The existing 20-year carry forward period for NOLs (10 years for losses incurred in the tax years 2000 through 2007) would be extended for up to three years if losses are not used due to the NOL suspension. This means the Bank cannot take California NOL deductions for 2020-2022 if its California taxable income is more than $1 million. The life of the 2011 NOL will be extended for up to three years. This also means the Bank could have more cash tax liability for 2020-2022.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $5.4 million and California net operating loss carryforwards of $27.0 million, which begin expiring in 2032 through 2037 and 2032 through 2037, respectively. The Company also has federal general business credits of $2.0 million, expiring beginning in 2030 through 2040.

Prior to 2018, the Company computed its bad debt deduction for income tax purposes under the reserve method. In 2018, the Company requested, and the IRS consented to a change in accounting method used for computing its tax bad debt deduction from the reserve method to the charge-off method as defined under Internal Revenue Code Section 166. As a result, the Company computes its tax bad debt deduction under the new method and recaptures its excess tax bad debt reserve of $4.3 million into taxable income evenly over a 4 year period starting in 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(In thousands)
Balance at beginning of year	$475	$475
Additions for tax positions of current year	-	-
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	(475)	‑
Balance at end of year	$-	$475

At December 31, 2020 and 2019, the Company had zero and $475 thousand in unrecognized tax benefits, respectively. During the second quarter of 2020, the Company recognized an income tax benefit of $273 thousand as a result of a favorable settlement of uncertain tax positions with the California Franchise Tax Board (“FTB”). During 2020 and 2019, zero and $8 thousand were accrued during each period for potential interest related to these unrecognized tax benefits, respectively.

Federal tax years 2017 through 2020 remain open for the assessment of Federal income tax. California tax years 2016 through 2020 remain open for the assessment of California franchise tax. The Company was under examination by California FTB for the 2009, 2010, and 2011 tax years. On July 15, 2020, the examination closing agreement was executed by the Company and California FTB, which resulted in a favorable settlement. The Company recognized a tax benefit of $273 thousand in 2020.

Note 14 – Stock‑Based Compensation

Prior to July 25, 2018, the Company issued stock‑based compensation awards to its directors and employees under the 2008 Long‑Term Incentive Plan (“2008 LTIP”). The 2008 LTIP permitted the grant of non‑qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards for up to 2,000,000 shares of common stock. As of July 25, 2018, the Company ceased granting awards under the 2008 LTIP.

On July 25, 2018, the stockholders approved the 2018 Long‑Term Incentive Plan (“2018 LTIP”). As with the 2008 LTIP, the 2018 LTIP permits the grant of non‑qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan will be in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of December 31, 2020, 170,335 shares had been awarded and 663,842 shares are available under the 2018 LTIP.

No stock options were granted during the years ended December 31, 2020 and December 31, 2019.

The following table summarizes stock option activity during the years ended December 31, 2020 and 2019:

	2020		2019
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	455,000	$1.67	537,500	$2.19
Granted during the year	‑	‑	‑	‑
Exercised during the year	‑	‑	‑	‑
Forfeited or expired during the year	(5,000)	6.00	(82,500)	4.98
Outstanding at end of year	450,000	$1.62	455,000	$1.67
Exercisable at end of year	360,000	$1.62	275,000	$1.70

For each year of 2020 and 2019, the Company recorded $39 thousand and $38 thousand, respectively, of stock‑based compensation expense related to stock options. As of December 31, 2020, unrecognized compensation cost related to non-vested stock options granted under the plan was $7 thousand. The cost is expected to be recognized over a period of two months.

Options outstanding and exercisable at year‑end 2020 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	450,000	5.15 years	$1.62		360,000	$1.62
	450,000	5.15 years	$1.62	$103,500	360,000	$1.62	$82,800

In February 2020 and January 2019, the Company awarded 30,930 and 42,168 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested.  The Company recorded $45 thousand and $52 thousand of compensation expense for the years ended December 31, 2020 and December 31, 2019, respectively, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2020 and 2019, the Company awarded 140,218 shares and 428,797 shares, of which $12,846 shares were forfeited, respectively, of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period.  During 2020 and 2019, the Company recorded $340 thousand and $216 thousand of stock based compensation expense related to these awards, respectively. As of December 31, 2020, unrecognized compensation costs related to non-vested restricted stock awarded in February 2020 and 2019 were $110 thousand and $43 thousand, respectively.  These unrecognized compensation costs related to non-vested restricted stock awarded in February 2020 and 2019 are expected to be recognized over a period of 14 months and 2 months, respectively.  However, 140,218 shares scheduled to vest in February 2022 will become fully vested upon the closing of the City First Merger, which is expected to occur on April 1, 2021.

Note 15 – Capital and Regulatory Matters

The Bank’s capital requirements are administered by the Office of the Comptroller of the Currency (“OCC”) and involve quantitative measures of assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

The federal banking regulators approved final capital rules (“Basel III Capital Rules”) in July 2013 implementing the Basel III framework as well as certain provisions of the Dodd‑Frank Act. The Basel III Capital Rules prescribe a standardized approach for calculating risk‑weighted assets and revised the definition and calculation of Tier 1 capital and Total Capital, and include a new Common Equity Tier 1 capital (“CET1”) measure. Under the Basel III Capital Rules, the currently effective minimum capital ratios are:

•	4.5% CET1 to risk‑weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets (known as the “leverage ratio”).

A capital conservation buffer was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk‑weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.5% on January 1, 2019.

The Basel III Capital rules also contained revisions to the prompt corrective action framework, which are designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a CET1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III Capital Rules became effective for the Bank on January 1, 2015. At December 31, 2020 and 2019, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%	$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%	$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%	$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%	$19,661	8.00%	$24,577	10.00%
December 31, 2019:
Tier 1 (Leverage)	$48,541	11.56%	$16,798	4.00%	$20,997	5.00%
Common Equity Tier 1	$48,541	17.14%	$12,743	4.50%	$18,406	6.50%
Tier 1	$48,541	17.14%	$16,990	6.00%	$22,654	8.00%
Total Capital	$51,790	18.29%	$22,654	8.00%	$28,318	10.00%

Note 16 – Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off‑balance‑sheet risk for credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2020	2019
	(In thousands)
Commitments to make loans	$-	$5,930
Unused lines of credit – variable rates	2,472	1,970

Commitments to make loans are generally made for periods of 60 days or less. At December 31, 2020, the Bank did not have any commitment outstanding to originate multi-family residential loans.  At December 31, 2019, loan commitments consisted of two multi‑family residential loans with initial five-year interest rates ranging from 3.50% to 3.75%.

Note 17 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2020	2019
	(In thousands)
Assets
Cash and cash equivalents	$126	$134
Investment in bank subsidiary	49,418	50,594
Other assets	2,735	2,512
Total assets	$52,279	$53,240
Liabilities and stockholders’ equity
Junior subordinated debentures	$3,315	$4,335
Accrued expenses and other liabilities	79	57
Stockholders’ equity	48,885	48,848
Total liabilities and stockholders’ equity	$52,279	$53,240

Condensed Statements of Income
Years ended December 31,

	2020	2019
	(In thousands)
Interest income	$23	$23
Interest expense	(133)	(247)
Other expense	(1,033)	(720)
Loss before income tax and undistributed subsidiary income	(1,143)	(944)
Income tax benefits	291	279
Equity in undistributed subsidiary income	210	459
Net loss	$(642)	$(206)

Condensed Statements of Cash Flows
Years ended December 31,

	2020	2019
	(In thousands)
Cash flows from operating activities
Net loss	$(642)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(210)	(459)
Change in other assets	(223)	(287)
Change in accrued expenses and other liabilities	21	(9)
Net cash used in operating activities	(1,054)	(961)
Cash flows from investing activities
Dividends from bank subsidiary	2,000	1,650
Net cash provided by investing activities	2,000	1,650
Cash flows from financing activities
Common stock repurchased for tax withholdings	-	(14)
Repayments of borrowings	(1,020)	(765)
Proceeds from repayment of ESOP loan	66	68
Net cash used in financing activities	(954)	(711)
Net change in cash and cash equivalents	(8)	(22)
Beginning cash and cash equivalents	134	156
Ending cash and cash equivalents	$126	$134

Note 18 – Loss Per Common Share

The factors used in the earnings per common share computation follow:

	2020	2019
	(Dollars in thousands, except share and per share)
Net loss	$(642)	$(206)
Less net income attributable to participating securities	-	-
Loss available to common stockholders	$(642)	$(206)
Weighted average common shares outstanding for basic earnings per common share	27,163,427	26,833,693
Add: dilutive effects of unvested restricted stock awards	-	-
Weighted average common shares outstanding for diluted earnings per common share	27,163,427	26,833,693
Loss per common share – basic	$(0.02)	$(0.01)
Loss per common share – diluted	$(0.02)	$(0.01)

Stock options for 360,000 shares and 275,000 shares of common stock for the years ended December 31, 2020 and 2019, respectively, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

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

Note 19 – Subsequent Events

On March 17, 2021, the Company’s stockholders approved the proposed sale of 18,474,000 shares of Broadway common stock in private placements to institutional and accredited investors at a purchase price of $1.78 per share for an aggregate purchase price of $32.9 million. The Company currently has subscription agreements for all of these shares. The private placements of common stock are expected to close a few days after the merger.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following an ownership change, which occurs when one or more 5% shareholders increase their ownership, in aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the testing period, which is generally three years. Upon the completion of the private placements, there could be a triggering event which may result in a change of control. Based on management’s preliminary estimates, there could be limitations on our deferred tax assets that may require an impairment allowance of approximately $2.4 million.

Subsequent events have been evaluated through March 31, 2021, which is the date these financial statements were issued.