Form 10-K/A
period 2020-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2021-04-30
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑K/A

Amendment No. 1

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001‑39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95‑4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

(323) 634‑1700
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	The Nasdaq Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Effective April 1, 2021, Broadway Financial Corporation (the “Company”) completed a merger with CFBanc Corporation (“CFBanc”) in which the Company was the surviving corporation. This amendment is being filed to provide the information required by Part III of Form 10-K after giving effect to the merger, including certain changes in officers and directors and share amounts of the Company.  Except as otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s certificate of incorporation provides that the board of directors of the Company (“the Board”) shall be divided into three classes of directors, with the term of one class of directors to expire each year.  The class whose terms expire in 2021, currently consisting of Ms. Marie C. Johns, Mr. David J. McGrady and Mr. Wayne-Kent Bradshaw, is to be elected at the Company’s 2021 Annual Meeting of Shareholders.

Information Concerning Directors

The following table sets forth the names and information regarding the persons who are currently members of the Board.

Name	Age at March 31, 2021	Director Since*	Current Term Expires	Positions Currently Held with the Company and the Bank
DIRECTORS:
Marie C. Johns	69	2002	2021	Lead Independent Director
David McGrady	65	1997	2021	Director
Wayne-Kent A. Bradshaw	74	2012	2021	Chairman of the Board
Robert C. Davidson, Jr.	74	2003	2022	Director
Dutch C. Ross III	73	2003	2022	Director
Jack T. Thompson	48	2019	2022	Director
Brian E. Argrett	57	2011	2023	Director, Vice Chair, President and Chief Executive Officer
Mary Ann Donovan	56	2020	2023	Director
William Longbrake	77	2011	2023	Director

* Including service as a director of CFBanc.

The following is a brief description of the business experience of the directors and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Also set forth below for each director is a description of the specific experience, qualifications, attributes or skills that led to the Board’s conclusion that such person should be nominated to serve as a director of the Company and of its wholly owned banking subsidiary (the “Bank”).

Directors

Marie C. Johns has over 30 years’ experience as a leader in business, civic and government service. Ms. Johns focuses on community service in the areas of education and economic development. She served as President of Verizon Washington and was nominated by President Barack Obama to serve as Deputy Administrator of the U.S. Small Business Administration, or the SBA. In 2011, under Ms. Johns’ leadership and initiatives, the SBA resulted in lending more than $30 billion to more than 60,000 small businesses, a record in SBA history. Ms. Johns founded L&L Consulting, LLC, a business development, organizational effectiveness and public policy consulting practice, and currently serves as managing member of Leftwich LLC, a legal and consulting professional services firm in Washington, D.C. Ms. Johns has served on several boards of directors, including the Economic Club of Washington, Washington, D.C. Chamber of Commerce, the International Women’s Forum of Washington, D.C., WLR Foods (a poultry producer), Kaiser Permanente of the Mid-Atlantic Region, Hager Sharp (a communications and marketing firm), Document Systems Inc. (a document imaging and storage firm) and Harvest Bank of Maryland. Ms. Johns is a member of the Greater Washington, D.C. Business Hall of Fame, one of the Greater Washington Board of Trade’s “Leaders of the Year” and the recipient of over 100 awards from different organizations for her community service. Ms. Johns received her B.S. and M.P.A. degrees from Indiana University where she later served as a Board member for the Tobias Center for Leadership Excellence.  Prior to the completion of the merger with CFBanc, Ms. Johns was designated by CFBanc, and appointed by the Company, to serve as the lead independent director in the combined Company.

David J. McGrady is a consultant specializing in community development issues and is a nationally recognized expert on the New Markets Tax Credit program. He has been the key advisor on 31 successful New Markets Tax Credit applications, with allocations totaling more than $1.7 billion, and has assisted those recipients in developing and implementing capitalization and deployment plans in their respective markets. He also advises banks, investors, foundations, municipalities and CDFIs on a range of issues, including corporate structure and governance, capitalization, market and risk assessment, product development, underwriting investments, portfolio management and tax credit programs. Mr. McGrady was Director of Commercial Programs for the Center for Community Self-Help in Durham, North Carolina. Under his leadership, the Center for Community Self-Help originated over 1,300 higher risk business loans totaling more than $80 million. He is also a member of the Board of Trustees of National Community Investment Fund, a director of City First Enterprises (“CFEnterprises”), and a member of Calvert Impact Capital’s Investment Committee. Mr. McGrady received his bachelor’s degree from King’s College and law degree from Harvard.  Prior to the completion of the Merger with CFBanc, Mr. McGrady was designated by CFBanc, and appointed by the Company, to serve as a director in the combined Company.

Wayne-Kent A. Bradshaw was President and Chief Executive Officer of Broadway Financial Corporation and Broadway Federal Bank. f.s.b. (“Broadway Federal Bank”) until the merger of the Company with CFBanc, whereupon he became Chairman of the Board of the Company and its resulting banking subsidiary, City First Bank, National Association (the “Bank”).  Mr. Bradshaw joined the Company in February of 2009 as the President and Chief Operating Officer, and was appointed Chief Executive Officer in January 2012.  He was elected to serve as a director of both the Company and the Broadway Federal Bank in September 2012.  Prior to joining the Company, Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009.  He was President and Chief Executive Officer of the Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the California State Banking Department from 1981 to 1983.  Mr. Bradshaw has served on many community and educational boards.  He most recently served on the boards of directors of California State University Northridge, Northridge Hospital Medical Center, and California Community Reinvestment Corporation.  He currently serves on the boards of Western Bankers Association and Louisville High School.

Mr. Bradshaw has over 45 years of experience in financial management and banking.  Mr. Bradshaw has the proven ability to plan and implement programs that optimize opportunities to accelerate profitable growth in highly competitive environments.  He has extensive experience in community banking, commercial banking and as a bank regulator.

Brian E. Argrett was President and Chief Executive Officer of CFBanc and its wholly owned banking subsidiary from 2011 until the completion of CFBanc’s merger with the Company, at which time he became President and Chief Executive Officer of both the Company and the Bank. Formerly, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group, an investment manager, and Fulcrum Capital Partners, L.P., an institutionally-backed private equity limited partnership. He also served as President, Chief Executive Officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company. Prior to joining the Fulcrum entities, Mr. Argrett was an attorney with the real estate law firm of Pircher, Nichols & Meeks in Los Angeles, California. Mr. Argrett has served as chair, been a member, or held observer rights on numerous Fulcrum portfolio company boards, as well as having served on the boards of directors of other financial industry companies. Mr. Argrett was a presidential appointee to the Community Development Advisory Board under the Obama administration. Mr. Argrett has held leadership positions at the National Association of Investment Companies and the National Conference for Community and Justice and has been an elder at the Knox Presbyterian Church. Currently, Mr. Argrett serves as Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Atlanta, where he previously served as the Chair of its Enterprise Risk and Operations Committee, as well as being a member of its Finance Committee and its Audit and Compliance Committee. He also serves as Chairman of the board of directors of CFEnterprises, which is a bank holding company of the Company. Mr. Argrett is the past Chairman and continues to serve on the board of directors of the Community Development Bankers Association, serves as a member of the Global Alliance on Banking on Values, and is a member of the Steering Committee of the Expanding Black Business Credit Initiative. Mr. Argrett is also a member of The Economic Club of Washington, D.C., the Federal City Council, and the Leadership Greater Washington Class of 2014. In addition, Mr. Argrett is a 2014 recipient of the Washington Business Journal Minority Business Leader Award. Mr. Argrett holds J.D. and M.B.A. degrees from the University of California, Berkeley, and a bachelor’s degree from the McIntire School of Commerce at the University of Virginia.  Prior to the completion of the merger, Mr. Argrett was designated by CFBanc, and appointed by the Company, to serve as a director and Vice Chair of the combined Company.

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

Dutch C. Ross III is the former President and Chief Executive Officer of Economic Resources Corporation (“ERC”), a non-profit corporation with a mission of promoting economic development and job creation in underserved neighborhoods. Mr. Ross served in that capacity from 1996 until his retirement in August, 2020. Prior to joining ERC, Mr. Ross held a variety of managerial, financial and planning positions in the corporate headquarters, divisional, and subsidiary operations of Atlantic Richfield Company (“ARCO”) from January, 1975 to December, 1995. From 1971 to 1975, Mr. Ross served in a variety of financial positions with The Wickes Corporation. Mr. Ross has been active in a number of community organizations and has served on the board of directors of several such organizations, including the Downtown Long Beach YMCA, where he served as Chairman; Genesis L.A. Economic Growth Corporation, where he currently serves on the Audit and Finance Committees; and The Valley Economic Development Center, where he formerly served as a board member, and Chairman of the Finance Committee.

Mr. Ross is a financial executive with over 45 years of business experience with Fortune 500 companies and non-profit economic development organizations.

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

William A. Longbrake is currently employed as an Affiliate Professor at the Evans School of Public Policy at the University of Washington and as an Executive in Residence at the Robert H. Smith School of Business at the University of Maryland where he participates in the Center for Financial Policy. Dr. Longbrake is active in numerous academic, business, and community service organizations, particularly those involving issues surrounding affordable housing and education. He has extensive experience in finance and investments, macroeconomics and monetary policy, risk management, housing, and public policy. He currently writes a monthly economic newsletter for Squire Patton Boggs. He is a current director of CFEnterprises. He is a former Chairman of the Board of Trustees of the College of Wooster, a residential four-year liberal arts college, and a former Chairman of the Board of HOPE LoanPort, a not-for-profit organization that provides a data management and communications web portal to housing counselors and home mortgage servicers. Dr. Longbrake is a director of the Washington State Investment Board, a director of the Boeing Employees Credit Union, and a member of the Mortgage Markets Committee of the American Bankers Association. Dr. Longbrake was a Director of First Financial Northwest, a community bank located in Renton, Washington, from 2008-2010; a Director of the Federal Home Loan Bank of Seattle from 2002-2010; and a Director of the Washington Financial League from 2002-2010. He taught courses in business administration and finance at the University of Maryland and Seattle University. In 2007 Dr. Longbrake received the Distinguished Alumnus of the Year award from the Robert H. Smith School of Business of the University of Maryland. Dr. Longbrake began his career in Washington, D.C. where he served in various government positions, including Acting Senior Deputy Comptroller for Policy and Senior Deputy Comptroller for Resource Management for the Office of the Comptroller of the Currency and financial economist, chief financial officer, and deputy to the Chairman of the FDIC. Dr. Longbrake earned his B.A. degree in Economics from the College of Wooster. He earned his master’s degree in Monetary Economics and his M.B.A. degree from the University of Wisconsin. He received his Ph.D. degree in finance from the University of Maryland.  Prior to the completion of the merger, Dr. Longbrake was designated by CFBanc, and appointed by the Company, to serve as a director in the combined Company.

Mary Ann Donovan is the Chief Operating Officer of Local Initiatives Support Corporation. Most recently, she served as Director of the United States Department of the Treasury’s CDFI Fund. Prior positions include, CEO of CoMetrics, Inc. (a social enterprise that provides affordable business intelligence tools to small businesses and nonprofit entities); Senior Policy Advisor to the White House from 2012-2013, working collaboratively with the Office of Social Innovation and the Council on Environmental Quality, and Chief Operating Officer of Capital Impact Partners, a certified CDFI. Ms. Donovan has been a thought leader and a board member of many of the highest performing organizations in the community development sector. Ms. Donovan is a current Fellow at the Beeck Center for Social Impact + Innovation at Georgetown University. She has been a Senior Fellow at the Center for Community Investment. She has published papers and articles for the National Academy for Public Administration, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of Boston, Forbes, the Skoll World Forum on Social Entrepreneurship, and the Milken Review. Ms. Donovan has a B.A. degree in Economics from Allegheny College and an M.B.A. degree in Finance from the University of Maryland.  Prior to the completion of the merger, Ms. Donovan was designated by CFBanc to serve as director in the combined Company.

Executive Officers

The following table sets forth information with respect to current executive officers of the Company and the Bank who are not directors.  Except as noted, all reference to the Bank refer to City First Bank, National Association.  Officers of the Company and the Bank serve at the discretion of, and are elected annually, by the respective Boards of Directors of the Company and the Bank.

Name	Age(1)	Principal Occupation during the Past Five Years

Brenda Battey	63
Executive Vice President and Chief Financial Officer of the Company since June 2013 and the Bank(2) since April 2013.  Senior Vice President and Senior Controller of Bank of Manhattan from September 2011 to June 2012.  Senior Vice President and Controller of Community Bank from February 2010 to September 2010.  Senior Vice President and Controller of First Federal Bank of California from 1997 to 2009.

Norman Bellefeuille	68
Executive Vice President and Chief Lending Officer, Wholesale Lending, of the Company and Bank since April 2021.  Previously Executive Vice President of the Company, and Executive Vice President and Chief Loan Officer of the Bank,(2) since July 2012.  Lending Division Manager of Luther Burbank Savings from 2005 to July 2012.

Ruth McCloud	72
Executive Vice President and Chief Operating Officer of the Company and Bank since April 2021.  Previously Executive Vice President of the Company, and Executive Vice President and Chief Retail Banking Officer of the Bank,(2) since July 2014. Senior Vice President / Divisional Sales Manager of OneWest Bank from January of 2010 to June 2014.  Senior Vice President / Sales Manager of First Federal Bank of California from January 2004 to December 2009.

Shannan A. Herbert	41
Executive Vice President and Chief Credit Officer of the Company since April 2021 and of the Bank since December 2018.  Senior Vice President and Director of Loan Review at United Bank from January 2015 to December 2018. Vice President, Credit Officer and Credit Analyst Manager at United Bank from June 2010 to January 2015.

Sonja Wells	66
Executive Vice President and Chief Lending Officer, Commercial Banking, of the Company and the Bank since April 2021.  Previously Executive Vice President and Chief Lending Officer of the Bank since January of 2021.  Senior Vice President and Interim Chief Lending Officer of the Bank from May 2020 to January 2021 and prior to that Senior Vice President and Relationship Manager of the Bank from July 2015.  Senior Relationship Manager with M &T Bank in Baltimore Maryland from June 2002 to July 2015.  Small Business Relationship Sales Manager from May 1999 to 2002 at First Union National Bank (Wachovia/Wells Fargo) in Baltimore Maryland.

Tom Nida	71
Executive Vice President and Market Executive of the Company since April 2021, and of the Bank since January 2019. Senior Vice President and DC Regional Executive at John Marshall Bank from October 2017 to January 2019. Executive Vice President and Managing Director of Community Development and Non-Profit Banking as well as an Executive Vice President and DC Market President at United Bank from April 2004 to September 2016.  Vice President & Chair-DC Advisory Board of EagleBank from September 2003 to March 2004. Senior Vice President in Commercial Lending and served as the Bank’s first commercial lender at City First Bank from November 1999 to September 2003.

(1) As of April 1, 2021

(2) Refers to Broadway Federal Bank, f.s.b. (“BFB”) until April 1, 2021, the date on which BFB merged with and into City First Bank, National Association (“CFB”), and to CFB from and after that date.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table includes information concerning the compensation paid to or earned by our Chief Executive Officer (“CEO”) and our three other most highly compensated executive officers.  Each executive is referred to herein as a named executive officer (“NEO”).

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total ($)
Wayne-Kent A. Bradshaw Chief Executive Officer	2020	$448,050	$54,375	$286,510	$73,265	$862,200
	2019	$435,000	$239,100	-	$70,963	$745,063
	2018	$435,000	$240,072	-	$71,515	$746,587
Brenda J. Battey Chief Financial Officer	2020	$242,383	23,532	$84,834	$35,107	$385,856
	2019	$235,323	47,065	-	$34,032	$316,420
	2018	$235,323	-	-	$32,271	$267,594
Norman Bellefeuille Chief Loan Officer	2020	$255,485	24,805	$89,420	$46,061	$415,771
	2019	$248,044	49,609	-	$46,701	$344,354
	2018	$248,044	-	-	$46,669	$294,713
Ruth McCloud Chief Retail Banking Officer	2020	$206,525	20,051	$72,284	$29,195	$328,055
	2019	$200,510	40,102	-	$29,387	$269,999
	2018	$200,510	-	-	$27,788	$228,298

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the NEO.
(2)
Grant date fair value of RSU awards covering 97,195 shares of common stock in 2018 in lieu of cash bonus due to restrictions applicable to companies that participated in the United States Department of the Treasury’s Capital Assistance Program, and awards of 194,390 shares, 38,264 shares, 40,332 shares, and 32,603 shares of restricted stock awarded to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Mrs. McCloud, respectively, pursuant to the LTIP in 2019 and awards of 37,371 shares, 16,173 shares, 17,048 shares and 13,781 shares of restricted stock awarded to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Mrs. McCloud, respectively, pursuant to the LTIP in 2020. The restricted stock awards granted in 2019 and 2020 vest two years after the grant date.

(3)
The amounts shown represent the cash incentive compensation awards earned by the NEO under Broadway Federal Bank’s Incentive Plan for Management (“Incentive Plan”), based on the objective criteria established by the Broadway board of directors pursuant to the Incentive Plan at the beginning of each year and discretionary amounts as determined by the Broadway board of directors’ compensation and benefits committee (“compensation committee”). The compensation committee evaluates the performance results at the beginning of the following year and approves the amounts of bonuses to be paid.

(4)
Includes amounts paid by Broadway to the 401(k) account of the NEO and allocations under Broadway’s Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and telephone allowances, health benefits and life insurance premiums. The amount shown for Broadway’s CEO includes country club dues.

Grants of Plan-Based Awards in 2020 and 2019

Restricted stock awards totaling 84,373 shares were granted to the NEOs for the year ended December 31, 2020 as follows: 37,371 shares, 16,173 shares, 17,048 shares, and 13,781 shares were granted to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Mrs. McCloud, respectively.  These restricted stock awards, granted in 2020, became fully vested due to the merger with CFBanc Corporation on April 1, 2021.

During 2019, Restricted stock awards totaling 305,589 shares were granted to the NEOs as follows: 194,390 shares, 38,264 shares, 40,332 shares, and 32,603 shares were granted to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Mrs. McCloud, respectively.  These restricted stock awards, granted in 2019, were fully vested on February 26, 2021.

There were no grants of restricted stock units or stock options to the NEOs for the years ended December 31, 2020 and 2019.

Code of Ethics

The Board has adopted a Code of Ethics for the Company’s directors and a Code of Conduct for all employees, including the executive officers. Our directors and executive officers are expected to adhere to these policies at all times. Stockholders may obtain copies of the policies, free of charge, upon written request to: Broadway Financial Corporation, 5055 Wilshire Boulevard, Suite 500, Los Angeles, California 90036, Attention: Brenda Battey.

Audit Committee

The Audit Committee consists of Dr. Longbrake (Chairman), Ms. Johns, Ms. Donovan and Mr. Thompson.  This committee is responsible for the engagement and oversight of the Company’s independent registered public accounting firm.  The Audit Committee, together with the corresponding committee of the Bank’s Board of Directors, is also responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies, and monitoring of regulatory compliance.  The Audit Committee held fourteen meetings during 2020.  The Audit Committee has a written charter, which is available on the Company’s website at www.broadwayfederalbank.com.  All of the members of the Audit Committee are independent directors as defined under the Nasdaq listing standards.  In addition, Dr. Longbrake meets the definition of “audit committee financial expert,” as defined by the SEC.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2020.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price Price(2)	Option Expiration Date(3)	Number of Shares That Have Not Vested(4)	Market Value of Shares That Have Not Vested(5)

Wayne K. Bradshaw	-	-	-	-	231,761	$428,758
Brenda J. Battey	120,000	30,000	$1.62	02/24/26	54,437	$100,708
Norman Bellefeuille	160,000	40,000	$1.62	02/24/26	57,380	$106,153
Ruth McCloud	80,000	20,000	$1.62	02/24/26	46,384	$85,810

(1)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of grant.
(2)	Based upon the fair market value of a share of Company common stock on the date of grant.
(3)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(4)	There were no vested restricted stock awards as of December 31, 2020.
(5)	Based upon a market value of $1.85 per share for the Company’s common stock as of December 31, 2020.

Director Compensation

Members of the Board of Directors of Broadway Financial Corporation do not receive separate compensation for their service on the Board of Directors of Broadway Federal Bank.

During the year ended December 31, 2020, each member of the Board received $1,000 per meeting for attending monthly and special board meetings.  The Chairman of the Board received an additional annual retainer of $10,000.  Committee members received an additional annual retainer of $8,000 and Committee Chairpersons received an additional annual retainer of $6,000 for such service, except for the Corporate Governance Committee Chair, who received an additional annual retainer of $4,000.

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Robert C. Davidson	$35,000	$7,500	$578	$43,078
Daniel Medina	$29,000	$7,500	-	$36,500
Virgil Roberts	$37,000	$7,500	-	$44,500
Dutch C. Ross III	$29,000	$7,500	-	$36,500
Erin Selleck	$29,000	$7,500	-	$36,500
Jack Thompson	$23,000	$7,500	-	$30,500

(1)	Includes payments of annual retainer fees, fees paid to chairmen and members of Board committees, and meeting attendance fees.
(2)	The amounts shown reflect the aggregate fair value of stock awards on the grant date, as determined in accordance with FASB ASC Topic 718.
(3)	Includes premiums paid for dental and vision insurance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth information as of April 20, 2021 concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, each director, each NEO, and all current directors and executive officers as a group.

Beneficial Owner	Number of Shares of Voting Common Stock, Class A Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock, Class B Beneficially Owned(1)	Number of Shares of Non-Voting Common Stock, Class C Beneficially Owned (2)	Percent of Total Common Stock Outstanding(3)
CJA Private Equity Financial Restructuring Master Fund I L.P.(4)	1,845,141	4.23%	-	6,453,995	11.57%
City First Enterprises(5)	6,622,236	15.18%	-	-	9.23%
JP Morgan Chase Community Development Corporation(6)	-	-	-	5,737,479	8.00%
National Community Investment Fund(7)	1,492,893	3.42%	2,398,176	1,564,540	7.61%
CDFI Fund(8)	-	-	5,450,400	-	7.60%

Directors and Named Executive Officers(9)
Wayne-Kent A. Bradshaw(10)	269,902	*	-	-	*
Brian E. Argrett	1,362	*	-		*
Robert C. Davidson, Jr.(11)	88,590	*	-	-	*
Mary Ann Donovan	1,362	*	-	-	*
Marie C. Johns	1,362	*	-	-	*
William A. Longbrake	1,362	*	-	-	*
David J. McGrady	1,362	*	-	-	*
Dutch C. Ross III	32,072	*	-	-	*
Jack T. Thompson	14,635	*	-	-	*
Brenda J. Battey(12)	212,175	*	-	-	*
Norman Bellefeuille(13)	316,470	*	-	-	*
Ruth McCloud(14)	154,742	*	-	-	*
All current directors and executive officers as a group (12 persons)	1,095,396	2.48%	-	-	1.52%

*Less than 1%.

(1)	The Class B non-voting common stock may not be converted to common stock.
(2)	The Class C non-voting common stock automatically converts to Class A voting common stock upon certain prescribed forms of sales to third parties that are not affiliated with the holders thereof.
(3)	Percentages are based on the total of Class A voting, Class B non-voting and Class C non-voting common stock held by the respective stockholders shown in the table.

(4)
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

(5)	The address for City First Enterprises is 1 Thomas Circle, NW, Suite 700, Washington, D.C. 20005.
(6)	The address for JP Morgan Chase Community Development Corporation c/o JP Morgan Chase Bank, NA is 237 Park Avenue, 7th Floor, New York, NY 10017.
(7)	The address for National Community Investment Fund is 135 South LaSalle Street, Suite 3025, Chicago, IL 60603.
(8)	The address for the CDFI Fund is 601 Thirteenth Street NW, Suite 200 South, Washington, DC 20005.
(9)	The address for each of the directors and named executive officers is 5055 Wilshire Boulevard, Suite 500, Los Angeles, CA 90036.
(10)	Includes 41,630 allocated shares under the Broadway Employee Stock Ownership Plan (“ESOP”).
(11)
Includes 70,000 shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982.  Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(12)	Includes 29,037 allocated shares under the ESOP and 150,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of March 31, 2021.
(13)
Includes 29,013 allocated shares under the ESOP and 200,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of March 31, 2021, and 52,500 shares held jointly with his spouse with whom voting and investment power are shared.

(14)	Includes 26,516 allocated shares under the ESOP and 100,000 shares subject to options granted under the LTIP, which options are all currently exercisable as of March 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company’s current loan policy provides that all loans made by the Company or its subsidiary to its directors and executive officers or their associates must be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness who are not related to the Company and must not involve more than the normal risk of collectability or present other unfavorable features.  As of December 31, 2020, the Company did not have any loans to related parties or affiliates.

Employment Agreement for Brian Argrett

The Company and our President and Chief Executive Officer, Mr. Argrett, are parties to an employment agreement dated as of December 29, 2017, pursuant to which Mr. Argrett serves as our President and Chief Executive Officer. The current term of the agreement extends until December 31, 2022. The term of agreement may be extended, modified, or renewed upon written agreement of the parties. Under the agreement, Mr. Argrett receives a current base salary of $450,000, which is reviewed by the Board on an annual basis and may be increased at the Board’s discretion; an annual incentive bonus as determined by the Board; and deferred compensation determined by the Board (see “Nonqualified Deferred Compensation Plan for Brian Argrett” below). These determinations may be delegated to the compensation committee of the Board. Mr. Argrett is entitled to participate in the Company’s generally available employee benefit plans.

Mr. Argrett’s agreement contains post-employment noncompetition and nonsolicitation restrictions. Under such provisions, for a period of one year following his termination or the expiration of the agreement Mr. Argrett is prohibited from (i) calling upon for the purpose or with the intent of hiring or hiring any person who is or was within the 6 months preceding Mr. Argrett’s date of termination, a sales, or management employee of the Company or (ii) calling upon any person who is at that time or has been within the 12 months preceding Mr. Argrett’s date of termination, a customer or prospective customer of the Company for the purpose of soliciting or selling products or services in direct competition with the Company.

In the event of termination of Mr. Argrett’s agreement by the Company without cause, or if upon or following a change in control Mr. Argrett resigns with good reason as such terms are defined in the agreement, Mr. Argrett would be entitled to receive salary at his then-current rate of salary for a period of 18 months, subject to his timely execution and delivery of a general release.

Nonqualified Deferred Compensation Plan for Brian Argrett

On December 5, 2018, City First Bank established a non-qualified deferred compensation plan that permits Mr. Argrett to defer receipt of a percentage of his salary. The Board determines in its sole discretion the percentage to be contributed each year. Mr. Argrett is the only participant of the plan.

Other NEO Employment Agreements

Each of the other NEOs serve in their current positions pursuant to employment agreements entered into by the Company and the Bank with the respective NEOs effective in May 2017 and subsequently amended in certain respects. The employment agreements provided for initial terms of employment of three years, subject to annual one-year extensions by mutual agreement of the parties. The employment agreements provided for the payment of annual base salaries, which are currently in the following amounts, subject in each case to annual review and possible increase by the board of directors of the Company: Ms. Battey $247,230; Mr. Bellefeuille $260,594; and Ms. McCloud $210,655.72. The employment agreements also provide for participation in the Bank’s Employee Stock Ownership Plan, eligibility to receive equity-based awards pursuant to the Company’s Long Term Incentive Plan of such types and in such amounts as are determined by the Company’s board of directors and eligibility to participate in all employee benefit plans applicable to senior executive officers, including the Bank’s annual cash incentive compensation plan, the Company’s 401(k) plan (with continuation of the Company’s employee contribution matching policy as of the effective date of the employment agreements), and medical, dental, life and long-term disability programs.

The employment agreements may be terminated by the Company with or without Cause (including failure by the Company to request an annual extension of an agreement’s term), may be terminated by the NEO with or without Good Reason, and will also terminate in the event of the death or Disability (as defined in the employment agreements) of an NEO. “Cause” is defined in the Employment Agreements to include, among other reasons: failure substantially to perform the NEO’s duties, or material breach by the NEO of his or her employment agreement or any material written policy of the Company, in each case if not cured within 30 days after notice from the board of directors requiring such cure; willful violation of any law, rule or regulation (excluding traffic violations and similar offenses); entry of a final regulatory cease and desist order against the NEO; and other offenses involving fraud, moral turpitude, or dishonesty involving personal profit. “Good Reason” is defined in the employment agreements to mean, among other events: demotion, or loss of title or authority, of an NEO; reduction of an NEO’s base salary; relocation of an NEO’s primary work location by more than 20 miles; or material breach of an NEO’s employment agreement by the Company.

In the event of any termination by the Company of an NEO’s employment, except termination for Cause, or by the NEO, the NEO would be entitled to receive all amounts accrued for payment to the NEO to the date of termination and not previously paid, including base salary, unreimbursed business expenses, vested amounts under the Company’s 401(k) Plan and other employee benefit plans (collectively, the “Accrued Obligations”). The NEO would also be entitled to continue to receive an amount equal to the NEO’s monthly base salary for a specified period (the “Severance Period”) and would continue during the Severance Period to be entitled to receive the NEO’s automobile allowance and payment by the Company of the NEO’s life, long-term disability, medical and dental insurance premiums provided for in the NEO’s employment agreement (such payments during the Severance Period being collectively referred to as the “Severance Payments”). The Severance Periods specified in the employment agreements for the respective NEOs are: Ms. Battey 24 months; Mr. Bellefeuille 30 months; and Ms. McCloud 18 months. In the event of termination for Cause, or due to death, the NEO or the NEO’s estate would only be entitled to receive payment of the Accrued Obligations for the NEO.

The employment agreements provide that if the employment of an NEO is terminated by the Company without Cause or by the NEO for Good Reason within two years after a Change in Control of the Company has occurred, the NEO will be entitled to receive a single lump sum payment equal to the present value of the Severance Payments described above. The present value of the Severance Payments would be calculated using the Applicable Federal Rate published by the Internal Revenue Service from time to time. “Change in Control” is defined in the employment agreements to include: events that would be required to be reported as such pursuant to the Exchange Act or federal banking laws and regulations; any person or entity acquiring beneficial ownership of 50% or more of the Company’s outstanding securities; and changes in the composition of the board of directors of the Company that result, with certain exceptions, in directors who were members of the board as of the effective date of the employment agreements ceasing to constitute a majority of the board.

The employment agreements contain post-employment non-solicitation provisions pursuant to which, for a period of twelve months following termination, the NEO is prohibited from (i) attempting to influence any customer of the Company or the Bank to discontinue use of the Company’s or the Bank’s services, or (ii) attempting to disrupt the relationship of between the Company or the Bank and any of their respective employees, customers or other persons having specified relationships with the Company or the Bank.

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

Principal Accountant Fees and Services

The Audit Committee approves each engagement before the Company’s independent accountants, Moss Adams LLP, are engaged to render non-audit services for the Company or the Bank.  No non-audit services were provided by Moss Adams LLP for the years indicated, except as indicated in the table below.  The Audit Committee also preapproved all of the audit and audit-related services provided by Moss Adams LLP for the years ended December 31, 2020 and 2019.

The following table sets forth the aggregate fees billed to us by Moss Adams LLP for the years indicated, inclusive of out of pocket expenses.

	2020	2019
	(In thousands)
Audit fees(1)	$214	$197
Audit-related fees(2)	16	12
Total fees	$230	$209

(1)
Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Consultation fees billed for professional services rendered for: a) 2020, primarily, on proposed business combination; b) the 2019 reviews of the Company’s deferred tax assets valuation.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	List of Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey Chief Financial Officer
Date:	April 30, 2021