Form 10-Q
period 2021-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2021-05-14
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from__________ to___________

Commission file number      001-39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5055 Wilshire Boulevard, Suite 500 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Class A Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	The Nasdaq Stock Market LLC

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
Yes ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 11, 2021, 43,630,884 shares of the Registrant’s Class A Common Stock, 11,404,621 shares of the Registrants Class B Common Stock and 16,689,775 shares of the Registrant’s Class C Common Stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$70,600	$71,110
Interest-bearing deposits in other banks	17,556	24,999
Cash and cash equivalents	88,156	96,109
Securities available-for-sale, at fair value	10,023	10,698
Loans receivable held for investment, net of allowance of $3,215 and $3,215	362,520	360,129
Accrued interest receivable	1,157	1,202
Federal Home Loan Bank (FHLB) stock	3,431	3,431
Office properties and equipment, net	2,366	2,540
Bank owned life insurance	3,157	3,147
Deferred tax assets, net	7,093	5,633
Other assets	1,691	489
Total assets	$479,594	$483,378

Liabilities and stockholders’ equity

Liabilities:
Deposits	$312,315	$315,630
FHLB advances	110,500	110,500
Junior subordinated debentures	3,060	3,315
Accrued expenses and other liabilities	8,643	5,048
Total liabilities	434,518	$434,493

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, $.01 par value, voting, authorized 50,000,000 shares at March 31, 2021 and December 31, 2020; issued 21,760,324 shares at March 31, 2021 and 21,899,584 shares at December 31, 2020; outstanding 19,142,498 shares at March 31, 2021 and 19,281,758 shares at December 31, 2020	218	219
Common stock, $.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding 8,756,396 shares at March 31, 2021 and December 31, 2020	87	87
Additional paid-in capital	46,625	46,851
Retained earnings	4,296	7,783
Unearned Employee Stock Ownership Plan (ESOP) shares	(877)	(893)
Accumulated other comprehensive income, net of tax	53	164
Treasury stock-at cost, 2,617,826 shares at March 31, 2021 and at December 31, 2020	(5,326)	(5,326)
Total stockholders’ equity	45,076	48,885
Total liabilities and stockholders’ equity	$479,594	$483,378

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive (Loss) Income
 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$3,644	$4,359
Interest on investment securities	56	70
Other interest income	77	142
Total interest income	3,777	4,571

Interest expense:
Interest on deposits	383	1,055
Interest on borrowings	549	618
Total interest expense	932	1,673

Net interest income	2,845	2,898
Loan loss provision	-	(29)
Net interest income after loan loss provision	2,845	2,869

Non-interest income:
Service charges	93	144
Net gain on sale of loans	-	7
Other	30	46
Total non-interest income	123	197

Non-interest expense:
Compensation and benefits	5,390	2,055
Occupancy expense	308	315
Information services	241	237
Professional services	1,939	264
Office services and supplies	95	76
Corporate insurance	246	32
Amortization of investment in affordable housing limited partnership	26	45
Other	382	125
Total non-interest expense	8,627	3,149

Loss before income taxes	(5,659)	(83)
Income tax benefit	(2,172)	(50)
Net loss	$(3,487)	$(33)

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(158)	$175
Income tax (benefit) expense	(47)	52
Other comprehensive (loss) income, net of tax	(111)	123

Comprehensive (loss) income	$(3,598)	$90

Loss per common share-basic	$(0.13)	$-
Loss per common share-diluted	$(0.13)	$-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Cash flows from operating activities:

Net loss	$(3,487)	$(33)
Adjustments to reconcile net loss to net cash used in operating activities:
Loan loss provision	-	29
Depreciation	53	191
Net amortization of deferred loan origination costs and loan premiums	(21)	59
Net amortization of premiums on mortgage-backed securities	10	9
Director compensation expense-common stock	45	45
Stock-based compensation expense	168	80
ESOP compensation expense	23	17
Earnings on bank owned life insurance	(10)	(12)
Originations of loans receivable held for sale	-	(65,986)
Proceeds from sales and repayments of loans receivable held for sale	-	20,512
Gain on sale of loans receivable held for sale	-	(7)
Change in assets and liabilities:
Net change in deferred taxes	(1,413)	7
Net change in accrued interest receivable	45	(126)
Net change in other assets	(1,202)	(222)
Net change in advance payments by borrowers for taxes and insurance	(532)	(548)
Net change in accrued expenses and other liabilities	4,263	(184)
Net cash used in operating activities	(2,058)	(46,169)

Cash flows from investing activities:

Net change in loans receivable held for investment	(2,370)	16,425
Principal payments on available-for-sale securities	507	466
Purchase of FHLB stock	-	(594)
Purchase of office properties and equipment	(15)	(139)
Net cash (used in) provided by investing activities	(1,878)	16,158

Cash flows from financing activities:

Net change in deposits	(3,315)	35,425
Proceeds from FHLB advances	-	55,000
Repayments of FHLB advances	-	(24,000)
Stock cancelled for payment of tax withholdings	(447)	-
Repayments of junior subordinated debentures	(255)	(255)
Net cash (used in) provided by financing activities	(4,017)	66,170

Net change in cash and cash equivalents	(7,953)	36,159
Cash and cash equivalents at beginning of the period	96,109	15,566
Cash and cash equivalents at end of the period	$88,156	$51,725

Supplemental disclosures of cash flow information:
Cash paid for interest	$809	$1,747
Cash paid for income taxes	39	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three-Month Period Ended March 31, 2021 and 2020
	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
				(In thousands)
Balance at January 1, 2021	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$48,885
Net loss for the three months ended March 31, 2021	‑	‑	‑	-	(3,487)	‑	‑	(3,487)
Release of unearned ESOP shares	-	-	7	‑	‑	16	‑	23
Restricted stock Compensation expense		‑	162	‑	‑	‑	‑	162
Common stock cancelled for payment of tax withholdings	(1)	-	(446)	-	-	-	-	(447)
Stock awarded to directors		‑	45	‑	-	‑	‑	45
Stock option compensation expense	‑	‑	6	‑	-	‑	‑	6
Other comprehensive loss, net of tax	‑	‑	-	(111)	‑	‑	‑	(111)
Balance at March 31, 2021	$218	$87	$46,625	$53	$4,296	$(877)	$(5,326)	$45,076

Balance at January 1, 2020	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$48,848
Net loss for the three months ended March 31, 2020	‑	‑	‑	-	(33)	‑	‑	(33)
Release of unearned ESOP shares	-	-	-	‑	‑	17	‑	17
Restricted stock Compensation expense	1	‑	70	‑	‑	‑	‑	71
Stock awarded to directors	‑	‑	45	‑	-	‑	‑	45
Stock option compensation expense	‑	‑	9	‑	-	‑	‑	9
Other comprehensive income, net of tax	‑	‑	-	123	‑	‑	‑	123
Balance at March 31, 2020	$219	$87	$46,550	$100	$8,392	$(942)	$(5,326)	$49,080

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
March 31, 2021

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  See Note 2.

Subsequent events have been evaluated through May 14, 2021, which is the date these financial statements were issued.

Accounting Pronouncements to Be Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform.  This guidance was effective immediately and the amendments may be applied prospectively through December 31, 2022.  The estimated financial impact has not yet been determined.

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

Accounting Pronouncements Yet to Be Adopted –

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

NOTE (2) – Acquisition of CFBanc Corporation

Broadway Financial Corporation (the “Company”) completed its merger with CFBanc Corporation on April 1, 2021, with Broadway Financial Corporation continuing as the surviving entity (the "CFBanc Merger").  Immediately following this merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The results for the first quarter of 2021 and 2020 include the results of Broadway Financial Corporation and its subsidiary, Broadway Federal Bank, f.s.b., (the “Bank”) on a standalone basis, and do not include any results of CFBanc Corporation and its subsidiaries.

The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
	(Dollars in thousands, except per share) (Unaudited)
Net interest income	$5,633	$23,781
Net income	$(3,873)	$1,571

Basic earnings per share	$(0.07)	$0.03
Diluted earnings per share	$(0.07)	$0.03

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

On April 1, 2021, (1) each share of CFBanc Corporation’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the CFBanc Merger was converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which were renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which was named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of CFBanc Corporation (“CFBanc Corporation Preferred Stock”) issued and outstanding immediately prior to the effective time of the CFBanc Merger was converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which was designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of CFBanc Corporation Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of CFBanc Corporation Preferred Stock.

On April 6, 2021, the Company completed the sale of 18,474,000 shares of Broadway common stock in private placements to institutional and accredited investors at a purchase price of $1.78 per share for an aggregate purchase price of $32.9 million.

The following table shows the common stock issued on April 1, 2021 as a result of the merger and on April 6, 2021 as a result of the private placements by class:

	Common Shares Outstanding
	Voting Class A	Nonvoting Class B	Nonvoting Class C	Total Shares

Shares outstanding March 31, 2021:	19,142,498	-	8,756,396	27,898,894

Shares issued in merger	13,999,870	11,404,621	-	25,404,491
Shares exchanged post-merger	(681,300)	-	681,300	-
Shares cancelled	(52,105)	-	-	(52,105)
Shares issued in private placements	11,221,921	-	7,252,079	18,474,000

Shares outstanding April 6, 2021:	43,630,884	11,404,621	16,689,775	71,725,280

NOTE (3) – Loss Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.  ESOP shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	For the three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)

Net loss	$(3,487)	$(33)
Less net income attributable to participating securities	-	-
Net loss available to common stockholders	$(3,487)	$(33)

Weighted average common shares outstanding for basic earnings per common share	27,357,750	26,962,317
Add: dilutive effects of assumed exercises of stock options	-	-
Weighted average common shares outstanding for diluted earnings per common share	27,357,750	26,962,317

Loss per common share - basic	$(0.13)	$(0.00)
Loss per common share - diluted	$(0.13)	$(0.00)

Stock options for 450,000 shares of common stock for the three months ended March 31, 2021 and 2020 were not considered in computing diluted earnings per common share because they were anti-dilutive due to net loss.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains which were recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2021:
Federal agency mortgage-backed securities	$5,033	$228	$-	$5,261
Federal agency debt	2,682	100	-	2,782
Municipal bonds	2,000	6	(26)	1,980
Total available-for-sale securities	$9,715	$334	$(26)	$10,023
December 31, 2020:
Federal agency mortgage-backed securities	$5,550	$257	$-	$5,807
Federal agency debt	2,682	190	-	2,872
Municipal bonds	2,000	19	-	2,019
Total available-for-sale securities	$10,232	$466	$-	$10,698

At March 31, 2021, the Bank had two federal agency debt securities with total amortized cost of $2.7 million, estimated total fair value of $2.8 million and an estimated average remaining life of 4.4 years.  The Bank also had 20 federal agency mortgage-backed securities with total amortized cost of $5.0 million, estimated total fair value of $5.3 million and an estimated average remaining life of 3.4 years.  In addition, as of March 31, 2021, the Bank had five municipal bonds with total amortized cost of $2.0 million, estimated total fair value of $2.0 million and  average remaining life of 6.5 years. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

 No securities were pledged to secure public deposits at March 31, 2021 and December 31, 2020.  At March 31, 2021 and December 31, 2020, no holdings of securities of any one issuer, other than the U.S. Government and its agencies exceeded 10% of stockholders’ equity.

The Bank did not purchase or sell any securities during the three months ended March 31, 2021 and 2020.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

At March 31, 2021, the Bank held 23 securities with unrealized gains and four securities with unrealized losses.  All securities with unrealized losses were in a loss position for less than 12 months.  At December 31, 2020, the Bank held 29 securities with unrealized gains and no securities with unrealized losses.  Securities in unrealized gain or loss positions are analyzed as part of our ongoing assessment of other than temporary fluctuations in fair market values primarily caused by movements in market interest rates subsequent to the purchase of such securities.  All of the Bank’s securities were issued by the federal government or federal government agencies, or municipalities.

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Single family	$44,402	$48,217
Multi-family	279,554	272,387
Commercial real estate	24,129	24,289
Church	15,799	16,658
Construction	469	429
Commercial – other	54	57
Consumer	7	7
Gross loans receivable before deferred loan costs and premiums	364,414	362,044
Unamortized net deferred loan costs and premiums	1,321	1,300
Gross loans receivable	365,735	363,344
Allowance for loan losses	(3,215)	(3,215)
Loans receivable, net	$362,520	$360,129

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended March 31, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(21)	40	(3)	(16)	-	1	(1)	-
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$275	$2,473	$219	$221	$22	$5	$-	$3,215

	Three Months Ended March 31, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	(4)	89	7	(39)	(24)	-	-	29
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$308	$2,408	$140	$323	$24	$7	$1	$3,211

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	March 31, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$87	$-	$-	$48	$-	$1	$-	$136
Collectively evaluated for impairment	188	2,473	219	173	22	4	-	3,079
Total ending allowance balance	$275	$2,473	$219	$221	$22	$5	$-	$3,215
Loans:
Loans individually evaluated for impairment	$568	$293	$-	$3,765	$-	$45	$-	$4,671
Loans collectively evaluated for impairment	43,969	280,753	24,164	11,693	469	9	7	361,064
Total ending loans balance	$44,537	$281,046	$24,164	$15,458	$469	$54	$7	$365,735

	December 31, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other		Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$-	$-	$52	$-	$		$-	$141
Collectively evaluated for impairment	207	2,433	222	185	22		4	1	3,074
Total ending allowance balance	$296	$2,433	$222	$237	$22		$4	$1	$3,215
Loans:
Loans individually evaluated for impairment	$573	$298	$-	$3,813	$-		$47	$-	$4,731
Loans collectively evaluated for impairment	47,784	273,566	24,322	12,495	430		9	7	358,613
Total ending loans balance	$48,357	$273,864	$24,322	$16,308	$430		$56	$7	$363,344

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	March 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$-	$-	$-	$2	$1	$-
Multi-family	293	293	-	298	298	-
Church	2,507	1,942	-	2,527	1,970	-
With an allowance recorded:
Single family	568	568	87	573	573	88
Church	1,823	1,823	48	1,842	1,842	52
Commercial - other	45	45	1	47	47	1
Total	$5,236	$4,671	$136	$5,289	$4,731	$141

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$571	$7	$608	$7
Multi-family	296	5	311	5
Church	3,789	63	4,296	236
Commercial – other	46	1	62	1
Total	$4,702	$76	$5,277	$249

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $19 thousand and $23 thousand for the three months ended March 31, 2021 and 2020, respectively, and were not included in the consolidated results of operations.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$44,537	$44,537
Multi-family	-	-	-	-	281,046	281,046
Commercial real estate	-	-	-	-	24,164	24,164
Church	-	-	-	-	15,458	15,458
Construction	-	-	-	-	469	469
Commercial - other	-	-	-	-	54	54
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$365,735	$365,735

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$48,357	$48,357
Multi-family	-	-	-	-	273,864	273,864
Commercial real estate	-	-	-	-	24,322	24,322
Church	-	-	-	-	16,308	16,308
Construction	-	-	-	-	430	430
Commercial - other	-	-	-	-	56	56
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$363,344	$363,344

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Loans receivable held for investment:
Single-family residence	$-	$1
Church	760	786
Total non-accrual loans	$760	$787

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2021 or December 31, 2020.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings

At March 31, 2021, loans classified as troubled debt restructurings (“TDRs”) totaled $4.1 million, of which $221 thousand were included in non-accrual loans and $3.9 million were on accrual status.  At December 31, 2020, loans classified as TDRs totaled $4.2 million, of which $232 thousand were included in non-accrual loans and $4.0 million were on accrual status.  The Company has allocated $136 thousand and $141 thousand of specific reserves for TDRs as of March 31, 2021 and December 31, 2020, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2021 and December 31, 2020, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three months ended March 31, 2021 and 2020.

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

	March 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$44,536	$ ‑	$-	$-	$-	$-
Multi-family	280,689	-	-	358	-	-
Commercial real estate	22,684	1,480	-	‑	-	-
Church	12,093	652	-	2,713	-	-
Construction	469	‑	-	‑	-	-
Commercial - other	9	‑	-	45	-	-
Consumer	7	‑	-	‑	-	-
Total	$360,487	$2,132	$-	$3,116	$-	$-

	December 31, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$48,357	$ ‑	$-	$1	$-	$-
Multi-family	273,501	-	-	362	-	-
Commercial real estate	22,834	1,488	-	‑	-	-
Church	12,899	657	-	2,752	-	-
Construction	430	‑	-	‑	-	-
Commercial - other	9	‑	-	47	-	-
Consumer	7	‑	-	‑	-	-
Total	$358,037	$2,145	$-	$3,162	$-	$-

NOTE (6) – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.72% at March 31, 2021.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures required quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024.  At March 31, 2021, the Company had repaid a total of $2.0 million of the scheduled principal.  The Debentures may be called for redemption at any time by the Company.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2021:
Securities available-for-sale – federal agency mortgage-backed	$-	$5,261	$-	$5,261
Securities available-for-sale – federal agency debt	-	2,782	-	2,782
Municipal bonds	-	1,980	-	1,980
At December 31, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$5,807	$-	$5,807
Securities available-for-sale – federal agency debt	-	2,872	-	2,872
Municipal bonds	-	2,019	-	2,019

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and December 31, 2020, the Bank did not have any impaired loans carried at fair value of collateral.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$88,156	$88,156	$-	$-	$88,156
Securities available-for-sale	9,716	-	10,023	-	10,023
Loans receivable held for investment	362,520	-	-	370,702	370,702
Accrued interest receivable	1,157	82	12	1,063	1,157
Bank owned life insurance	3,157	3,157	-	-	3,157

Financial Liabilities:
Time Deposits	$312,315	$-	$303,598	$-	$303,598
Federal Home Loan Bank advances	110,500	-	112,778	-	112,778
Junior subordinated debentures	3,060	-	-	2,570	2,570
Accrued interest payable	37	-	34	3	37

		Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)

Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$-	$-	$96,109
Securities available-for-sale	10,698	-	10,698	-	10,698
Loans receivable held for investment	360,129	-	-	366,279	366,279
Accrued interest receivable	1,202	60	14	1,128	1,202
Bank owned life insurance	3,147	3,147	-	-	3,147

Financial Liabilities:
Time Deposits	$315,630	$-	$312,725	$-	$312,725
Federal Home Loan Bank advances	110,500	-	113,851	-	113,851
Junior subordinated debentures	3,315	-	-	2,798	2,798
Accrued interest payable	88	-	84	4	88

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

In accordance with the adoption of ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of March 31, 2021 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (8) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018.  As of March 31, 2021, 490,007 shares had been awarded and 803,102 shares are available under the 2018 LTIP.

In February 2021 and 2020, the Company awarded 20,736 and 30,930 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested.  The Company recorded $45 thousand of compensation expense for each quarter ended March 31, 2021 and March 31, 2020, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2019, the Company awarded 428,797 shares of restricted stock to its officers and employees under the 2018 LTIP, of which 12,846 shares were forfeited.  Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock are fully vested over a two-year period from their respective dates of grants. Stock based compensation expense is recognized on a straight-line basis over the vesting period.  In February 2021, these awards fully vested, and the Company recorded $44 thousand of the related scheduled stock based compensation expense.

In February 2020, the Company awarded 140,218 shares of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award is valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock fully vest over a two-year period from their respective dates of grant. Stock based compensation expense is recognized on a straight-line basis over the vesting period.  As of March 31, 2021, these awards became fully vested as a result of the CFBanc Merger.  During the quarter ended March 31, 2021, the Company recorded $119 thousand of stock based compensation expense related to these awards, of which $94 thousand related to early recognition of compensation cost as a result of the vesting of restricted stock awards in connection with the CFBanc Merger.

At March 31, 2021, no restricted stock awards were outstanding, and during the first quarter ended March 31, 2021, the Company did not grant any restricted stock awards to its officers and employees.

No stock options were granted during the three months ended March 31, 2021 and 2020.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes stock option activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	455,000	$1.67
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	(5,000)	6.00
Outstanding at end of period	450,000	$1.62	450,000	$1.62
Exercisable at end of period	450,000	$1.62	360,000	$1.62

The Company recorded $6 thousand and $9 thousand of stock-based compensation expense related to stock options during the three months ended March 31, 2021 and 2020.  In February 2021, these options became fully vested and all compensation cost was recognized.

Options outstanding and exercisable at March 31, 2021 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

February 24, 2016	450,000	4.98 years	$1.62		450,000	$1.62
	450,000	4.98 years	$1.62	$157,500	450,000	$1.62	$157,500

NOTE (9) – ESOP

Employees participate in the Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $23 thousand and $17 thousand for the three months ended March 31, 2021 and 2020, respectively.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

Shares held by the ESOP were as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)

Allocated to participants	1,065,275	1,065,275
Committed to be released	20,472	10,236
Suspense shares	552,155	562,391
Total ESOP shares	1,637,902	1,637,902
Fair value of unearned shares	$1,268	$1,040

At March 31, 2021, 20,472 of ESOP shares were committed to be allocated to participants during 2021.  During 2020 and 2019, 41,665 and 43,321 of ESOP shares were released for allocation to participants, respectively.  Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $877 thousand and $893 thousand at March 31, 2021 and December 31, 2020, respectively.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).  At March 31, 2021 and December 31, 2020, the Bank’s level of capital exceeded all regulatory capital requirements and its regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
March 31, 2021:
Tier 1 (Leverage)	$42,580	8.89%	$19,164	4.00%	$23,954	5.00%
Common Equity Tier 1	$42,580	16.70%	$11,477	4.50%	$16,577	6.50%
Tier 1	$42,580	16.70%	$15,302	6.00%	$20,403	8.00%
Total Capital	$45,769	17.95%	$20,403	8.00%	$25,504	10.00%
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%	$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%	$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%	$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%	$19,661	8.00%	$24,577	10.00%

(1)	Without conservation buffer

At March 31, 2021 and December 31, 2020, the Bank did not opt into the Community Bank Leverage Ratio framework.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.  Based on this analysis, the Company determined that no valuation allowance was required on its deferred tax assets, which totaled $7.1 million and $5.6 million as of March 31, 2021 and December 31, 2020.

The Company expects to record an impairment allowance on its deferred tax assets during the second quarter of 2021 because the number of shares sold in the private placements completed on April 6, 2021 exceeded the threshold under the federal tax code that triggers limitations on the use of those assets.  Based on currently available data and the stock price on the merger date, the write-down is expected to be approximately $700 thousand.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements (continued)

NOTE (12) – Concentration of Deposit Risk

The Bank has a significant concentration of deposits with two customers that accounted for approximately 13% of its deposits as of March 31, 2021.  The Bank expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes to our critical accounting policies.

COVID-19 Pandemic Impact

The Company continues to monitor the impact of the lingering COVID-19 pandemic on its operations.  To date, the Bank has not implemented layoffs or furloughs of any employees because of the pandemic.

Although the Bank developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, as of March 31, 2021, none of its borrowers had requested loan modifications and the Bank had no delinquencies related to COVID-19.

As of March 31, 2021, the Bank had not participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) because  the Bank did not historically offer SBA loans.  Instead,  management focused on selective originations of multi-family residential loans and, to a lesser extent, other commercial real estate (“CRE”) loans, including construction loans.

Overview

Broadway Financial Corporation (the “Company”) merged with CFBanc Corporation on April 1, 2021, with Broadway Financial Corporation continuing as the surviving entity (the “CFBanc Merger”).  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The results for the first quarter of 2021 and for any period of 2020 referred to herein include the results of Broadway Financial Corporation and its subsidiary, Broadway Federal Bank, f.s.b., (the “Bank”) on a standalone basis, and do not include any results of CFBanc Corporation and its subsidiaries.

Total assets decreased by $3.8 million to $479.6 million at March 31, 2021 from $483.4 million at December 31, 2020.  The decrease in total assets primarily consisted of decreases in cash and cash equivalents of $8.0 million and investment securities available-for-sale of $675 thousand, offset by increases in loans receivable held for investment of $2.4 million, deferred tax assets of $1.5 million, and other assets of $1.2 million.

Total liabilities were $434.5 million at March 31, 2021 which were relatively unchanged from December 31, 2020. However, during the first quarter of 2021, there were decreases in deposits of $3.3 million, advance payments by borrowers for taxes and insurance of $532 thousand, and junior subordinated debentures of $255 thousand.  These decreases were primarily offset by an increase in accrued expenses and other liabilities of $4.1 million.

For the first quarter of 2021, we recorded a consolidated net loss of $3.5 million, compared to a consolidated net loss of $33 thousand for the first quarter of 2020.  The loss during the first quarter of 2021 was primarily due to merger-related expenses of $5.4 million, which included $3.4 million in severance and other compensation costs, $1.8 million in professional service expenses and $213 thousand for insurance.

Results of Operations

Net Interest Income

For the first quarter of 2021, net interest income was $2.8 million, compared to $2.9 million for the first quarter of 2020.  The decrease in net interest income primarily resulted from a decrease of 7 basis points in the net interest margin which partially offset by an increase of $5.1 million in the average balance of interest-earning assets, compared to the first quarter of the prior year.

Interest and fees on loans receivable decreased by $715 thousand to $3.6 million for the first quarter of 2021, from $4.4 million for the first quarter of 2020.  The decrease in interest and fees on loans receivable primarily resulted from a decrease of $64.8 million in the average balance of loans receivable, which decreased interest income by $654 thousand.  In addition, the average yield on loans decreased by 6 basis points to 4.03% from 4.09%, which decreased interest income by $61 thousand.  The decrease in loan yield was attributable to lower loan rates, as well as a lower level of recorded interest recoveries, during the first quarter of 2021 compared to the first quarter of 2020.  During the first quarter of 2021, the Bank recorded no interest recovery, compared to an interest recovery of $162 thousand upon the payoff of one non-accrual church loan sold during the first quarter of 2020.

Interest on investment securities decreased by $14 thousand to $56 thousand for the first quarter of 2021, from $70 thousand for the first quarter of 2021, compared to the first quarter of 2020.  The decrease in interest income on investment securities primarily resulted from a decrease of $533 thousand in the average balance of investment securities and a decrease of 41 basis points in the average interest rate earned on investment securities.

Other interest income decreased by $65 thousand for the first quarter of 2021 compared to the first quarter of 2020.  The decrease was primarily due to a decrease of 111 basis points in the average rate earned on interest-earning deposits in other banks which decreased interest income by $129 thousand, partially offset by an increase of $70.1 million in the average balance of interest-earning deposits in other banks, which increased interest income by $76 thousand.  In addition, dividends earned on Federal Home Loan Bank of San Francisco (“FHLB”) stock decreased by $12 thousand during the first quarter of 2021, compared to the first quarter of 2020 due to a decrease of 202 basis points in the average rate earned on FHLB stock, which decreased interest income by $17 thousand, partially offset by an increase of $309 thousand in the average balance of FHLB stock, which increased interest income by $5 thousand.

Interest expense on deposits decreased to $383 thousand for the first quarter of 2021 from $1.1 million for the first quarter of 2020.  The decrease of $672 thousand in interest expense on deposits was primarily due to a decrease of 87 basis points in the average cost of deposits, which decreased interest expense by $532 thousand,  and a net change in the average balance of total interest-bearing deposits, which decreased interest expense by $140 thousand, primarily related to certificates of deposit.

Interest expense on borrowings decreased by $69 thousand for the first quarter of 2021 compared to the first quarter of 2020.  The decrease in interest expense on borrowings was primarily due to a decrease of $1.0 million in the average balance of the junior subordinated debentures, which decreased interest expense by $9 thousand and decreases of 21 basis points in the cost of FHLB advances, which decreased interest expense by $58 thousand and 169 basis points in the average cost of the junior subordinated debentures, which decreased interest expense by $16 thousand, offset by an increase of $2.6 million in the average balance of FHLB advances, which increased interest expense by $14 thousand.

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

	For the three months ended
	March 31, 2021			March 31, 2020
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits and other short term investments	$98,183	$35	0.14%	$28,087	$88	1.25%
Securities	10,414	56	2.15%	10,947	70	2.56%
Loans receivable (1)	361,487	3,644	4.03%	426,243	4,359	4.09%
FHLB stock	3,431	42	4.90%	3,122	54	6.92%
Total interest-earning assets	473,515	$3,777	3.19%	468,399	$4,571	3.90%
Non-interest-earning assets	11,064			10,370
Total assets	$484,579			$478,769

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$76,750	$81	0.42%	$37,897	$105	1.11%
Passbook deposits	64,044	57	0.36%	48,739	88	0.72%
NOW and other demand deposits	54,650	7	0.05%	42,692	4	0.04%
Certificate accounts	120,857	238	0.79%	182,820	858	1.88%
Total deposits	316,301	383	0.48%	312,148	1,055	1.35%

FHLB advances	110,500	527	1.91%	107,874	571	2.12%
Junior subordinated debentures	3,275	22	2.69%	4,290	47	4.38%
	113,775	549	1.93%	112,164	618	2.20%

Total interest-bearing liabilities	430,076	$932	0.87%	424,312	$1,673	1.58%
Non-interest-bearing liabilities	5,832			5,536
Stockholders’ Equity	48,671			48,921
Total liabilities and stockholders’ equity	$484,579			$478,769

Net interest rate spread (2)		$2,845	2.32%		$2,898	2.33%
Net interest rate margin (3)			2.40%			2.47%
Ratio of interest-earning assets to interest-bearing liabilities			110.10%			110.39%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan Loss Provision/Recapture

The Bank did not record any loan loss provision or recapture during the first quarter of 2021, but recorded a net loan loss provision of $29 thousand during the first quarter of 2020.  The loan loss provision for the first quarter of 2020 was recorded to increase our allowance for loan and lease losses (“ALLL”) because of the economic uncertainties related to the COVID-19 Pandemic.  There were no charge-offs during the quarters ended March 31, 2021 or March 31, 2020.

Non-interest Income

Non-interest income for the first quarter of 2021 totaled $123 thousand, compared to $197 thousand for the first quarter of 2020.  The decrease of $74 thousand in non-interest income was due to decreases in service charges on deposits of $51 thousand, net gain on sales of loans of $7 thousand and other income of $16 thousand.

Non-interest Expense

Total non-interest expense was $8.6 million for the first quarter of 2021, compared to total non-interest expense of $3.1 million for the first quarter of 2020.  The increase of $5.5 million was primarily due to increases of $3.3 million in compensation and benefits expense, $1.7 million in professional services expense, and $214 thousand in insurance expense, primarily due to costs associated with the CFBanc Merger.  The merger-related compensation expenses were primarily comprised of $3.2 million of severance for the Company’s executive officers, $120 thousand related to the termination of the Company’s Director Emeritus Policy, and $109 thousand from the accelerated vesting of restricted stock awards.  The merger-related professional service expenses were primarily comprised of $933 thousand for financial advisory fees, $478 thousand for legal fees, $185 thousand for printing, mailing, and proxy solicitor costs, and $140 thousand for audit, tax, and consulting fees.  In addition, the Company incurred additional insurance costs of $213 thousand related to the CFBanc Merger for D&O tail insurance for the former directors and officers of the Company and the Bank.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the California income tax rate of 10.84% to taxable income.  The Company recorded income tax benefits of $2.2 million and $50 thousand for the first quarter of 2021 and 2020, respectively.  The Company’s effective income tax rates were benefits of 38.4% and 60.2% for the first quarter of 2021 and the first quarter of 2020, respectively.

Financial Condition

    Total assets decreased by $3.8 million to $479.6 million at March 31, 2021 from $483.4 million at December 31, 2020.  The decrease in total assets primarily consisted of decreases in cash and cash equivalents of $8.0 million and investment securities available-for-sale of $675 thousand, offset by increases in loans receivable held for investment of $2.4 million, deferred tax assets of $1.5 million, and other assets of $1.2 million.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, increased by $2.4 million to $362.5 million at March 31, 2021, compared to $360.1 million at December 31, 2020.  The increase was primarily due to loan originations of $23.9 million in multi-family, offset by loan repayments of $21.6 million during the first quarter of 2021.  During the first quarter of 2020, the Bank did not originate any loans for investment.

Allowance for Loan and Lease Losses

Our ALLL was $3.2 million or 0.88% of gross loans receivable held for investment at both March 31, 2021 and December 31, 2020. The level of ALLL reflects the result of our quarterly reviews of the adequacy of the ALLL.  As a small banking institution, the Bank is not required to adopt the CECL accounting standard until 2023; consequently, the Bank’s ALLL is based on evidence available at the date of preparation of its financial statements, rather than on projections of future economic conditions over the life of the loans.  In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 pandemic, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt service and loan-to-value ratios.  We also consider such factors as the historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans (NPLs), net loan charge-offs, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

At March 31, 2021, the Bank had no delinquencies in its loan portfolio, compared to $14 thousand total delinquencies at March 31, 2020.  Management is continuing to monitor the loan portfolio and regularly communicating with borrowers as necessary to determine the continuing adequacy of the ALLL.

Non-performing loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2021, NPLs totaled $760 thousand, compared to $787 thousand at December 31, 2020.

At March 31, 2021, the ALLL as a percentage of non-performing loans decreased to 423.0% from 1,146.8% at March 31, 2020.  The decrease in the ratio was primarily due to an increase in non-performing loans from $280 thousand at March 31, 2020 to $760 thousand at March 31, 2021, primarily due to the addition of one church loan with a balance of $480 thousand.  There were no charge-offs during the quarters ended March 31, 2021 or March 31, 2020.

In reviewing the adequacy of the ALLL, we also consider the impact of loan charge-offs, including changes and trends in loan charge-offs.  There have been no loan charge-offs since 2015.  In determining charge-offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every twelve months.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the ALLL required on these loans.  Due to increases in collateral values, the average recorded investment in NPLs was 51% of estimated fair value less estimated selling costs as of March 31, 2021.

Impaired loans were $4.7 million at both March 31, 2021 and December 31, 2020.  Specific reserves for impaired loans were $136 thousand, or 2.89% of the aggregate impaired loan amount at March 31, 2021, compared to $141 thousand, or 2.98% at December 31, 2020.  Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non-impaired loans) was 0.88% at March 31, 2021, which was the same at December 31, 2020.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to Troubled Debt Restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19.  In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented.  The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

Although the Bank has developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, as of March 31, 2021, no borrowers have requested loan modification and the Bank has had no delinquencies related to COVID-19.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2021, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Deferred Tax Assets

Management has assessed the likelihood of realization of the deferred tax assets based on positive and negative evidence, the amount of taxes paid in available carry back years, and the forecasts of future income and tax planning strategies.  Based on this analysis, no valuation allowance was recorded on the Company’s deferred tax assets, which totaled $7.1 million and $5.6 million at March 31, 2021 and December 31, 2020, respectively.  The increase in deferred tax assets as of March 31, 2021 was primarily due to timing differences related to the deductibility of accrued severance costs.

The Company expects to record a valuation allowance on its deferred tax assets during the second quarter of 2021 because the number of shares sold in the private placements completed on April 6, 2021 exceeded the threshold under the federal tax code that triggers limitations on the use of those assets.  Based on currently available data and the stock price on the date of the CFBanc Merger, the valuation allowance is expected to be approximately $700 thousand.

Deposits

Deposits decreased by $3.3 million to $312.3 million at March 31, 2021 from $315.6 million at December 31, 2020, which consisted of a decrease of $20.4 million in certificates of deposit, offset by an increase of $17.1 million in liquid deposits.

Certificates of deposit (“CDs”) decreased by $20.4 million during the first quarter of 2021 to $108.3 million at March 31, 2021, which represented 35% of total deposits, from $128.7 million at December 31, 2020, which represented 41% of total deposits.  The decrease in CDs was primarily due to decreases in retail CDs of $17.6 million and CDARS deposits of $2.8 million.

Liquid deposits (NOW, demand, money market and passbook accounts) increased to $204.0 million at March 31, 2021, which represented 65%of total deposits, from $186.9 million at December 31, 2020, which represented 59% of total deposits.

Two customer relationships accounted for approximately 13% of our deposits at March 31, 2021 and December 31, 2020.  We expect to maintain these relationships with the customers for the foreseeable future.

Borrowings

Total borrowings decreased by $255 thousand to $113.6 million at March 31, 2021 from $113.8 million at December 31, 2020 due to a quarterly principal payment on our junior subordinated floating rate debentures.  There was no change in FHLB advances during the first quarter of 2021.

Stockholders’ Equity

Stockholders’ equity was $45.1 million, or 9.40% of the Company’s total assets, at March 31, 2021, compared to $48.9 million, or 10.11% of the Company’s total assets, at December 31, 2020.  The Company’s book value was $1.62 per share as of March 31, 2021, compared to $1.74 per share as of December 31, 2020.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $36.1 million at March 31, 2021.  In addition, the Bank had an $11.0 million line of credit with another financial institution as of March 31, 2021.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at March 31, 2021 consisted of $88.2 million in cash and cash equivalents and $10.0 million in securities available-for-sale that were not pledged, compared to $96.1 million in cash and cash equivalent and $10.7 million in securities available-for-sale that were not pledged at December 31, 2020.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014 and December 2016 and dividends received from the Bank in 2021 and 2020.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.  The Company completed the sale of 18,474,000 shares of common stock in private placements with institutional and accredited investors, raising $32.9 million in gross proceeds.

The Company recorded consolidated net cash outflows from operating activities of $2.1 million during the three months ended March 31, 2021, compared to consolidated net cash outflows from operating activities of $46.2 million during the three months ended March 31, 2020.  Net cash outflows from operating activities during the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to a decrease in originations of loans receivable held for sale during the three months ended March 31, 2021, compared to cash outflows of $45.5 million in originations of loans receivable held for sale during the three months ended March 31, 2021.

The Company recorded consolidated net cash outflows from investing activities of $1.9 million during the three months ended March 31, 2021, compared to consolidated net cash inflows of $16.2 million during the three months ended March 31, 2020. Net cash outflows from investing activities during the three months ended March 31, 2021 were primarily attributable to originations of loans receivable held for investment of $2.4 million, net of repayments, while net cash inflows from investment activities during the three months ended March 31, 2020 were primarily attributable to a net repayments of loans receivable held for investment of $16.4 million.

The Company recorded consolidated net cash outflows from financing activities of $4.0 million during the three months ended March 31, 2021, compared to consolidated net cash inflows from financing activities of $66.2 million during the three months ended March 31, 2020.  Net cash outflows from financing activities during the three months ended March 31, 2021 were primarily attributable to a net decrease in deposits of $3.3 million, while cash inflows from financing activities during the three months ended March 31, 2020 were primarily due to a net increase in deposits of $35.4 million and a net increase in FHLB advances of $31.0 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2021.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.  There were no significant changes during the quarter ended March 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Certificate of Incorporation of Registrant and amendments thereto (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 14, 2021	By:	/s/ Brian E. Argrett
Brian E. Argrett
Chief Executive Officer

Date: May 14, 2021	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer